Form 10-K
period 2014-03-31
Novelis Inc.
filed 2014-05-16
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 15, 2014, the registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash to service our indebtedness;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” and “Novelis.” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited, which acquired Novelis in May 2007. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan Inc. References herein to “RTA” refer to Rio Tinto Alcan Inc.
Exchange Rate Data
We report our financial statements in United States (U.S.) dollars. The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar based on exchange data published daily from Citibank as of 16:00 Greenwich Mean Time (GMT) (11:00 A.M. Eastern Standard Time). The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(A)	High	Low
Year Ended March 31, 2010	1.0144	1.0848	1.1881	1.0144
Year Ended March 31, 2011	0.9709	1.0206	1.0663	0.9709
Year Ended March 31, 2012	0.9973	0.9922	1.0433	0.9510
Year Ended March 31, 2013	1.0160	1.0030	1.0334	0.9601
Year Ended March 31, 2014	1.1044	1.0577	1.1127	1.0074

(A)	This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Annual Report, consolidated “aluminum rolled product shipments,” “flat rolled product shipments,” or "shipments" refers to aluminum rolled products shipments to third parties. “Aluminum rolled product shipments," “flat rolled product shipments,” or "shipments" associated with the regions refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBCs), ingot, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Most of our flat-rolled products have a price structure with two components: (i) a pass-through aluminum price based on the London Metal Exchange (LME) plus local market premiums and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term “conversion premium” in this Annual Report, refers to the conversion costs plus a margin we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business
Overview
We are the world’s leading aluminum rolled products producer based on shipment volume in fiscal 2014, with flat rolled product shipments during that period of approximately 2,895 kt. We are also the global leader in the recycling of aluminum. We are the only company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all four major industrialized continents: North America, South America, Europe and Asia. We had “Net sales” of approximately $10 billion for the year ended March 31, 2014.
Our History
Organization and Description of Business
Novelis Inc. was formed in Canada on September 21, 2004. On May 15, 2007, the Company was acquired by Hindalco Industries Limited ("Hindalco") through its indirect wholly-owned subsidiaries, AV Metals Inc. and AV Minerals N.V. All of our common shares are directly held by AV Metals Inc. All AV Metals Inc. common shares are directly held by AV Minerals N.V. All AV Minerals N.V. common shares are directly held by Hindalco. Hindalco is based in India and is an integrated producer of aluminum and copper. Hindalco is the flagship company of the Aditya Birla Group, a multi-national conglomerate with operations in 36 countries.
We produce aluminum sheet and light gauge products primarily for use in the beverage can, automotive, specialties (including consumer electronics, architecture, and other transportation) and foil markets. We also have recycling operations in many of our plants to recycle aluminum, such as UBCs. As of March 31, 2014, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in nine of these plants. In addition to aluminum rolled products plants, our South American business includes primary aluminum smelting and power generation facilities.
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
Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive structures and body panels to food and beverage cans. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:

•	hot mills — which require sheet ingot, a rectangular slab of aluminum, as starter material; and

•	continuous casting mills — which can convert molten metal directly into semi-finished sheet.

Both processes require subsequent rolling, which we call cold rolling, and finishing steps such as annealing, coating, leveling or slitting to achieve the desired thicknesses, width and metal properties. Most customers receive shipments in the form of aluminum coil, a large roll of metal, which can be fed into their fabrication processes.

Industry Sources of Metal
There are two sources of input material: (1) primary aluminum, such as molten metal, re-melt ingot and sheet ingot; and (2) secondary aluminum, such as recyclable material from fabrication processes, which we refer to as recycled process material, used beverage cans, other post-consumer aluminum and post-industrial scrap.
Primary aluminum and sheet ingot can generally be purchased at prices set on the LME, plus a local market premium that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
Recycled aluminum is an important and growing source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum products are collected for re-melting and reuse. Manufacturers may also enter into agreements with customers who return recycled process material and pay to have it re-melted and rolled into the same product again, known as tolling.

Recycled aluminum is generally purchased at a discount as compared to the price of primary aluminum. The spread between the prices for recycled aluminum and the price of primary aluminum varies by the LME primary aluminum price, type and quality of the scrap, geographic region, and other market factors.
Industry End-use Markets
Aluminum rolled products companies produce and sell a wide range of aluminum rolled products, which can be grouped into five end-use markets: (1) packaging; (2) transportation; (3) consumer electronics; (4) architectural and (5) industrial and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships with their supplying mills and close technical development relationships.
Aluminum, because of its light weight, recyclability and formability, has a wide variety of uses in packaging and other end-use markets. The recyclability of aluminum enables it to be used, collected, melted and returned to the original product form an unlimited number of times, unlike paper and polyethylene terephthalate (PET) plastic, which deteriorate with every iteration of recycling.
Packaging. Aluminum is used in beverage cans and bottles, food cans, screw caps used in the beverage industry and household foil. Beverage cans are the second largest aluminum rolled products application (behind foil), accounting for approximately 23% of total worldwide shipments in the calendar year ended December 31, 2013, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group. In addition to their recyclability, aluminum beverage cans offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore extends the shelf life of the product. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship.
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
Transportation. Aluminum rolled products are used in vehicle structures as well as automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in automotive applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market as automotive companies continue to explore opportunities for ways to reduce the weight (lightweighting) of automobiles as a result of environmental regulations concerning emissions and fuel economy.
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

Architectural. Construction is the largest application within this end-use market. Aluminum rolled products developed for the construction industry are often decorative and non-flammable, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminum siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, facades, roofs and ceilings.
Industrial and Other. Industrial applications include heat exchangers, process and electrical machinery, lighting fixtures and insulation. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners and cooking utensils.
Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale, significant capital investments required to achieve and maintain technological capabilities and demanding customer qualification standards. We face competition from a number of companies in all of the geographic regions and end-use markets in which we operate. Our primary competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Alcoa
Aleris International, Inc. (Aleris)	UACJ Corporation
Tri-Arrows Aluminum Inc. (Tri-Arrows)	Kobe Steel Ltd.
Noranda Aluminum	Nanshan Aluminum
Constellium	Chinalco Group
Wise Metal Group LLC	Mingtai
Asia Aluminum and Glass Co., Ltd
Europe	Henan Zhongfu Industrial Co., Ltd
Alcoa	BinZhou WeiQiao Aluminium Science & Technology Co.Ltd
Aleris	China Zhongwang Holdings Limited
Hydro A.S.A.
Constellium	South America
Alcoa
Companhia Brasileira de Alumínio
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
In addition to competition from others within the aluminum rolled products industry, we, as well as the other aluminum rolled products manufacturers, face competition from non-aluminum material producers, as fabricators and end-users have, in the past, demonstrated a willingness to substitute other materials for aluminum. In packaging (primarily beverage and food cans), aluminum rolled products’ primary competitors are glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement and steel in building products applications. Factors affecting competition with substitute materials include price, ease of manufacture, consumer preference and performance characteristics.

Key Factors Affecting Supply and Demand
The following factors have historically affected the supply of aluminum rolled products:
Production Capacity and Alternative Technology. In the aluminum rolled products industry, the addition of rolling capacity requires large capital investments and significant plant construction or expansion, and typically requires long lead-time equipment orders. Advances in technological capabilities allow aluminum rolled products producers to better align product portfolios and supply with industry demand. In addition, there are lower cost ways to enter the industry such as continuous casting, which offers the ability to increase capacity in smaller increments than is possible with hot mill additions. This enables production capacity to better adjust to small year-over-year increases in demand; however the continuous casting process results in the production of a more limited range of products.
Trade. Some trade flows do occur between regions despite shipping costs, import duties and the need for localized customer support. Higher value-added products are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets, as we have seen with China. Accordingly, regional changes in supply, such as plant expansions, have some impact on the worldwide supply of aluminum rolled products.

The following factors have historically affected the demand for aluminum rolled products:
Economic Growth. We believe that economic growth is a significant driver of aluminum rolled products demand. In mature markets, growth in demand has typically correlated closely with growth in industrial production.
In many emerging markets such as Brazil, growth in demand typically exceeds industrial production growth largely because of expanding infrastructures, capital investments and rising incomes that often accompany economic growth in these markets.
Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations and reduce carbon emissions in a cost-efficient manner. As a result of aluminum’s durability, strength and light weight, automobile manufacturers are substituting aluminum for heavier alternatives such as steel and iron. Consequently, demand for flat rolled aluminum products has increased. We also see strong substitution trends toward aluminum and away from other packaging materials in the beverage can market globally, except for North America which is already a mature market.
Seasonality. During our third fiscal quarter, we typically experience seasonal slowdowns resulting in lower shipment volumes. This is a result of declines in overall production output due primarily to holidays and cooler weather in North America and Europe, our two largest operating regions. We also experience downtime at our mills and customers’ mills due to scheduled plant maintenance and are impacted to a lesser extent by the seasonal downturn in construction activity.
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
Operate as “One Novelis” — a Fully-integrated Global Company
We intend to continue to build on our focused business model to operate as “One Novelis.” The term “One Novelis” refers to our focus on being a truly integrated, global company driven by a singular focus. An important part of the One Novelis concept is our highly-focused, pass-through business model that utilizes our manufacturing excellence, our risk management expertise, our value-added conversion premium-based pricing, and, more importantly, our growing ability to leverage our global assets according to a single, corporate-wide vision. We believe this integrated approach is the foundation for the effective execution of our strategy across the Novelis system.

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

Focus on Our Core Premium Products to Drive Enhanced Profitability
We focus on capturing the global growth we see in our premium product markets of beverage can, automotive and specialties. We plan to continue improving our product mix and margins by leveraging our world-class assets and technical capabilities. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. During fiscal year 2013, we sold three foil and packaging plants in Europe and we have executed an agreement to sell certain foil operations in North America to focus on our premium products, such as growth in automotive. Additionally, we are taking steps to exit certain non-core operations in Brazil, including executing an agreement to sell our hydroelectric power operations. We will continue to focus on our core products while investing in growth markets.

Pursue Organic Growth Through Capital Investments in Growth Markets
We have invested to increase our capacity in growth markets. Our international presence positions us well to capture additional growth opportunities in targeted aluminum rolled products. In particular, we believe there is strong automotive growth potential worldwide. Additionally, we believe Asia and South America have high growth potential in areas such as beverage cans and specialties. While our existing manufacturing and operating presence positions us well to capture this growth, we are making incremental capital expenditures in these areas. The following table summarizes our significant global expansion projects, the estimated capacity and estimated or actual commission start date.

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated commission start date
North America
Oswego, NY	Automotive sheet finishing capacity	240 kt	July 2013
Oswego, NY	Automotive sheet finishing capacity	120 kt	End CY2015
Europe
Nachterstedt, Germany	Recycling plant	400 kt	Mid CY2014
Nachterstedt, Germany	Automotive sheet finishing expansion	120 kt	End CY2015
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	July 2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	Mid CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	January 2014
Pinda, Brazil	Recycling expansion	190 kt	February 2014

Creating a Closed-Loop Business Model for a Sustainable Future
Novelis is in the process of shifting our business model from a traditional linear structure to a closed-loop model. Although creating a true closed loop business model will require working with many stakeholders in our value chain, we are focusing right now on the most material aspects and those where we can have the most impact. To embark upon tackling our biggest issues, we have set 10 goals for 2020, which address recycled inputs, greenhouse gas emissions, energy, water, waste, as well as social targets for health and safety, ethical guidelines, employee performance, and the communities where we operate. We report our progress against these targets annually through our global sustainability report.

Novelis is working closely with our customers to bring innovation to products in which our aluminum is used. Through lifecycle analysis, aluminum has shown to be a key material for lightweighting automobiles in order to increase fuel-efficiency. We are positioning ourselves to meet dramatically increased global demand for aluminum from our automobile customers by increasing the number of auto finishing lines in our facilities in North America, Europe, and Asia. We are also working closely with our auto customers to redesign auto alloys to be made with more scrap, as well as to close the loop with them by taking back their production scrap and, in the longer term, end-of-life scrap. For our can customers, Novelis introduced the evercanTM, the first-of-its-kind, independently certified, high-recycled content aluminum beverage can sheet.

One of our goals is to reach 80% recycled content in our products by 2020. In the last three years we have invested nearly $500 million to increase our global recycling capacity. The results of these investments are beginning to be realized, as our recycled input has increased from 33% in fiscal 2011 to 46% in fiscal 2014.
Maintaining a competitive cost structure
We are focused on managing our costs by pursuing a standardized focus on our core operations globally. To achieve this objective, we continue working to standardize our manufacturing processes and the associated upstream and downstream production elements where possible while still allowing the flexibility to respond to local market demands. In addition, we have implemented numerous restructuring initiatives, including the shutdown or sale of facilities, staff rationalization and other activities, all of which have led to significant cost savings that will benefit Novelis for years to come. We plan to focus on maintaining a competitive cost structure, even as we invest in expansions, and we intend to continuously evaluate and implement initiatives to improve operational efficiencies across our plants globally.
Our Operating Segments
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America; Europe; Asia and South America. Each segment manufactures aluminum sheet and light gauge products.
The table below shows “Net sales” and total shipments by segment. For additional financial information related to our operating segments, see Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Net sales in millions	Year Ended March 31,
Shipments in kilotonnes	2014	2013	2012
Consolidated
Net sales	$9,767	$9,812	$11,063
Total shipments	3,061	2,930	2,982
North America(A)
Net sales	$3,050	$3,405	$3,967
Total shipments	994	1,012	1,079
Europe(A)
Net sales	$3,280	$3,181	$3,840
Total shipments	977	919	965
Asia(A)
Net sales	$1,876	$1,762	$1,830
Total shipments	640	562	536
South America(A)
Net sales	$1,588	$1,391	$1,278
Total shipments	534	471	417

(A)
"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

The following is a description of our operating segments as of March 31, 2014:
North America
Headquartered in Atlanta, Georgia, Novelis North America operates 10 aluminum rolled products facilities, including two fully dedicated recycling facilities and one facility with recycling operations, and manufactures a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural and other industrial applications. The majority of North America’s volumes are currently directed toward the beverage can sheet market. The beverage can end-use market is technically demanding to supply. There is currently overcapacity in the beverage can market which has resulted in competitive pricing.
We believe we have a competitive advantage in North America due to our low-cost and technologically advanced manufacturing facilities and technical support capability. Recycling is important in the manufacturing process and we have three facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and the material is cast into sheet ingot for North America’s two can sheet production plants (at our Logan plant in Russellville, Kentucky and our Oswego, New York plant).
In response to the lightweighting trend in the automotive industry, we have expanded our Oswego, New York facility by constructing two automotive finishing lines, which we began commissioning in July 2013. In December 2013, we announced plans to add a third finishing line at our Oswego facility. In September 2013, we entered into an agreement to sell most of our North America foil business, which we expect will close in fiscal 2015, subject to regulatory approval. The transaction represents another step in aligning our global growth strategy with the premium markets of beverage cans, automobiles and specialty products. In August 2012, we withdrew from the UBC recycling joint venture with Alcoa Inc., known as Evermore Recycling LLC (Evermore), and established a new organization for the procurement of scrap in North America, which allows us to more seamlessly operate a global recycling network and strategy.
Europe
Headquartered in Zurich, Switzerland, Novelis Europe operates nine operating plants, including one fully dedicated recycling facility and two facilities with recycling operations, and manufactures a broad range of sheet and foil products. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil and technical products and lithographic sheet. Beverage and food can represent the largest end-use market in terms of shipment volume for Europe. Europe has seven aluminum rolled products facilities, one fully dedicated recycling facility, distribution centers in Italy, and sales offices in several European countries. Operations include our 50% joint venture interest in Aluminium Norf GmbH (Alunorf), which is the world’s largest aluminum rolling and remelt facility. Alunorf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.
We are building a fully integrated recycling facility at our Nachterstedt, Germany plant, which will be commissioned in the middle of calendar year 2014 and will be the largest aluminum recycling facility in the world. In December 2013, we announced plans to further expand our Europe production of aluminum automotive sheet products by building a second finishing line at our Nachterstedt, Germany facility.
In June 2012, we completed the sale of three European aluminum foil and packaging plants to Eurofoil, a unit of American Industrial Acquisition Corporation (AIAC). The transaction included foil rolling operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. The transaction represented another step in aligning our global growth strategy on the premium markets of beverage cans, automobiles and specialty products. In March 2012, we made a decision to restructure our lithographic sheet operations in our Göttingen, Germany plant, which included the shutdown of one of our lithographic sheet lines.

Asia
Headquartered in Seoul, South Korea, Novelis Asia operates three manufacturing facilities, including two facilities with recycling operations, and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, industrial and other products, automotive and foil. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our operations with recycling facilities at both the Ulsan and Yeongju, South Korea plants. We believe that Asia is well-positioned to benefit from further economic development in China as well as other parts of Asia.
In response to the growing demand in the broader Asia region, we expanded our aluminum rolling and recycling operations in South Korea, which include both hot rolling and cold rolling operations. The move is designed to rapidly bring to market high-quality aluminum rolling capacity aligned with the projected needs of a growing customer base. The expansion includes the construction of a state-of-the-art recycling center primarily for UBCs and a casting operation. Additionally, we are constructing an aluminum automotive sheet finishing plant in China. In fiscal 2014, we commissioned our first recycling center in Vietnam, which handles the procurement, cleaning and baling of UBCs.
South America
Headquartered in Sao Paulo, Brazil, Novelis South America operates two rolling plants, including one facility with recycling operations, along with one primary aluminum smelter and hydroelectric power plants, all of which are located in Brazil. Novelis South America manufactures aluminum rolled products, including can stock, industrial sheet and light gauge. The main markets are beverage and food can, specialty, industrial, foil and other packaging and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume. Our operations in South America include a smelter line, which produces primary aluminum billets, and hydroelectric power plants, which we use to fulfill our own power requirements.
In response to the growing demand for our products in South America, we expanded our aluminum rolling operations to increase capacity at our Pindamonhangaba (Pinda) facility. Additionally, we have installed a new coating line for beverage can end stock and expanded our recycling capacity in our Pinda facility.
In April 2014, we announced plans to sell our hydroelectric power plant facilities to a third party, which is subject to regulatory approvals. In December 2013, we sold certain land to a third party and executed an agreement to sell mining rights on the land, subject to regulatory approvals. In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil. These actions represent steps to align our global growth strategy with the premium markets of beverage cans, automobiles and specialty products and to increase the use of recycled content in our products.

Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 21— Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,644 kt of primary aluminum in fiscal 2014 in the form of sheet ingot, standard ingot and molten metal, approximately 32% of which we purchased from Rio Tinto Alcan.

Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take recycled processed material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like cars and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,460 kt of recycled material inputs in fiscal 2014 and are making recycling investments in Europe, Korea and South America to increase the amount of recycled material we use as raw materials.
The materials that we recycle are remelted, cast and then used in our operations. The net effect of all recycling activities is that approximately 46% of our total aluminum rolled product shipments in fiscal 2014 were made with recycled material inputs. Our recycled content performance and methodology are detailed in our annual sustainability report, which can be found at www.novelis.com/sustainability. Information in our sustainability report does not constitute part of this Annual Report on Form 10-K.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2014, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the purchase of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States.
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
In South America, we own and operate hydroelectric facilities that met all of our electricity requirements for our smelter operations in fiscal 2014. In March 2014, we made a decision sell our hydroelectric power plant facilities. In April 2014, we executed an agreement to sell our hydroelectric power plant facilities to a third party, subject to regulatory approval.
Our Customers
In fiscal 2014, approximately 54% of our total “Net sales” were to our ten largest customers, most of whom we have been supplying for more than 20 years. To address consolidation trends, we focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch LLC	Audi Worldwide Company
Affiliates of Ball Corporation	BMW AG
Can-Pack S.A.	Daimler AG
Various bottlers of the Coca-Cola System	Ford Motor Company
Crown Cork & Seal Company	General Motors LLC
Rexam plc	Hyundai Motor Company
Jaguar Land Rover Limited
Volvo Group

Construction, Industrial and Other	Electronics
Amcor Limited	LG International Corporation
Lotte Aluminum Co. Ltd.	Samsung Electronics Co., Ltd
Pactiv Corporation
Ryerson Inc.

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
The table below shows our “Net sales” to Rexam Plc (Rexam), Anheuser-Busch LLC (Anheuser-Busch), and Affiliates of Ball Corporation, our three largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2014	2013	2012
Rexam	17%	15%	14%
Anheuser-Busch LLC	8%	11%	10%
Affiliates of Ball Corporation	10%	10%	10%

Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Year Ended March 31,
	2014	2013	2012
Direct sales as a percentage of total “Net sales”	94%	93%	93%
Distributor sales as a percentage of total “Net sales”	6%	7%	7%
Direct Sales
We supply various end-use markets all over the world through a direct sales force that operates from individual plants or sales offices, as well as from regional sales offices in 20 countries. The direct sales channel typically serves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries that use aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
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

Research and Development
The table below summarizes our “Research and development expenses” in our plants and modern research facilities, which include mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

	Year Ended March 31,
	2014	2013	2012
Research and development expenses	$45	$46	$44
We conduct research and development activities at our plants in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 140 employees dedicated to research and development, located in many of our plants and research centers. We opened a global research and development center in Kennesaw, Georgia that became operational in mid calendar year 2012. The center offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialty markets. To reach the Company’s sustainability commitments, a key focus is to help increase the amount of recycled metal content across all product lines while meeting performance requirements.

Our Employees
The table below summarizes our approximate number of employees by region.

Employees	North America	Europe	Asia	South America	Total
March 31, 2014	3,150	4,550	1,890	1,820	11,410
March 31, 2013	3,120	4,320	1,770	1,760	10,970
We consider our employee relations to be satisfactory. Approximately 63% of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of varying durations. As of March 31, 2014, approximately 1,400 of our employees were covered under collective bargaining agreements that expire within one year.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in appropriate jurisdictions, including the United States and Canada. We currently hold patents and patent applications on approximately 180 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied for, or received registrations for, the “Novelis” word trademark and the Novelis logo trademark in approximately 50 countries where we have significant sales or operations. Novelis uses the Aditya Birla logo under license from Aditya Birla Management Corporation Private Limited.
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
We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we also believe we have made reasonable estimates for the costs that are reasonably possible for these environmental loss contingencies. Accordingly, we have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. Management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition.

Available Information
We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act) and, as a result, we file periodic reports and other information with the Securities and Exchange Commission (SEC). We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

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
Our ten largest customers accounted for approximately 54%, 51% and 51% of our total “Net sales” for the year ended March 31, 2014, 2013 and 2012, respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 17%, 15% and 14% of our total “Net sales” in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, if our existing relationships with significant customers materially deteriorate or are terminated in the future, and we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Some of the longer term contracts under which we supply our customers, including under umbrella agreements such as those described under “Business - Our Customers,” are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. The markets in which we operate are competitive and customers may seek to consolidate supplier relationships or change suppliers to obtain cost savings and other benefits.

Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.
Most of our purchase and sales contracts are based on the LME price for high grade aluminum, and there are typically timing differences between the pricing periods for purchases and sales where purchase prices tend to be fixed and paid earlier than sales prices. This creates a price exposure that we call “metal price lag.” The timing difference associated with metal price lag could positively or negatively impact our operating results and short term liquidity position. We use derivative instruments to manage the timing differences associated with metal price lag.

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
We consume substantial amounts of energy in our rolling, casting and smelter operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including:

•	increases in costs of natural gas;

•	increases in costs of supplied electricity or fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes;

•	the inability to extend energy supply contracts upon expiration on economical terms; and

•	the inability to pass through energy costs in certain sales contracts.
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
A deterioration of our financial position or a downgrade of our ratings for any reason could increase our borrowing costs and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. From time to time, we enter into various forms of hedging activities against currency, interest rate, energy or metal price fluctuations. Financial strength and credit ratings are important to the availability and pricing of these hedging and trading activities. As a result, a downgrade of our credit ratings or changes to our level of indebtedness may make it more difficult or costly for us to engage in these activities in the future.
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

In addition, relations between the Republic of Korea (which we refer to as Korea) and the Democratic People's Republic of Korea (which we refer to as North Korea) have been tense throughout Korea's modern history. There can be no assurance that the level of tension on the Korean peninsula will not escalate in the future. Attacks may occur on Korea, including on areas in which we operate, which could have a material adverse affect on our operations. If military hostilities increase between North Korea and Korea or the United States, the region could become destabilized and our operations could be halted, and any such hostilities could have a material adverse effect on our operations.

Economic conditions could negatively affect our financial condition and results of operations.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Uncertainty about current or future global economic conditions poses a risk as our customers may postpone purchases in response to tighter credit and negative financial news, which could adversely impact demand for our products. In addition, there can be no assurance that actions we may take in response to economic conditions will be sufficient to counter any continuation or any downturn or disruption. A significant global economic downturn or disruption in the financial markets could have a material adverse effect on our financial condition and results of operations.

Our results of operations, cash flows and liquidity could be adversely affected if we were unable to purchase derivative instruments or if counterparties to our derivative instruments fail to honor their agreements.
We use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to purchase derivative instruments to manage these risks, our results of operations, cash flows and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations or services owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties.
Derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.
We use over-the-counter (OTC) derivative products to hedge our metal commodity risks and our interest rate and currency risks. The Commodity Futures Trading Commission and the SEC recently have finalized certain rules and regulations to increase regulatory oversight of the OTC markets and the entities that participate in those markets. Other regulations implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) remain to be finalized or implemented and it is not possible to predict when this will be accomplished or what impact these regulations will have on our ability to hedge our business risks, or the costs of doing so.
In addition, the European Market Infrastructure Regulation (EMIR), which became effective in 2012, includes regulations related to the trading, reporting and clearing of derivatives. We have entities and counterparties that are located in jurisdictions subject to EMIR. Our efforts to comply with EMIR, and EMIR's effect on the derivatives markets and their participants, creates similar risks and could have similar adverse impacts as those under the Dodd-Frank Act.
If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities. It is also possible that additional similar regulations may be imposed in other jurisdictions where we conduct business and any such regulations could pose risks and have adverse effects on our operations and profitability.

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
We recorded “Restructuring and impairment, net” of $75 million and $47 million for the year ended March 31, 2014 and 2013, respectively, and $6 million and $3 million “Gain on assets held for sale” for the year ended March 31, 2014 and 2013, respectively. During these periods, we announced, among others, the following restructuring actions and programs:

•	the planned sale of our consumer foil products business in North America, including plants in Toronto, Ontario and Vancouver, British Columbia;

•	the sale of certain land, alumina assets, and mining rights in Brazil;

•	the shutdown of a potline at our Ouro Preto smelter in Brazil; and

•	the sale of three of our European foil operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany.
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
During fiscal year 2013, we implemented a new enterprise resource planning (ERP) system in two of our North America plants and in our corporate headquarters, which resulted in temporary business interruptions that adversely impacted our North America operating results. In April 2014, we implemented the ERP system in our European headquarters and our new recycling plant in Germany. As we implement new releases of the ERP system in other locations, we may experience temporary business interruptions that could adversely impact our operating results and our ability to report accurate quarterly results in a timely manner and comply with existing covenants in all our debt agreements. There is no assurance that the new ERP system will operate as designed, which could result in an adverse impact on our operating results, cash flows and financial condition.

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
We employ all of our senior executive officers and other highly-skilled key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment obligations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and if our highly skilled key employees leave us, we may be unable to promptly attract and retain qualified replacement personnel, which could result in our inability to improve manufacturing operations, conduct research activities successfully, develop marketable products, execute expansion projects, and compete effectively for our share of the growth in key markets.
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
A significant element of our strategy is to invest in opportunities to increase the production capacity of our operating facilities through modifications of and investments in existing facilities and equipment and to evaluate other investments in organic growth in our target markets. In particular, over the past several years we have invested substantial resources into projects intended to raise the recycled content of our products, increase our global automotive finishing capacity and grow our portfolio of premium products. These projects involve numerous risks and uncertainties, including the risk that our forecasted demand levels prove to be inaccurate and the risk that aluminum price trends diminish the benefits we anticipate from our recycling investments. If our capital investments do not produce the benefits we anticipate, our financial condition and results of operations could be adversely affected.
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

If the assets of our pension plans do not achieve assumed investment returns for any period, such deficiency could result in one or more charges against our earnings. In addition, changing economic conditions, poor pension investment returns or other factors may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.
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
The supply risks relating to our metal inputs vary by input type. Our sheet ingot requirements have historically been supplied, in part, by Rio Tinto Alcan pursuant to agreements with us. For the year ended March 31, 2014, we purchased a majority of our third party sheet ingot requirements from Rio Tinto Alcan's primary metal group. If Rio Tinto Alcan or any other significant supplier of sheet ingot is unable to deliver sufficient quantities of this material on a timely basis, our production may be disrupted and our net sales, profitability and cash flows could be materially adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.
 Certain of our manufacturing operations rely on UBCs and other types of aluminum scrap for a portion of our base metal inputs.  Competition for UBCs and other types of aluminum scrap is significant, and while we believe we will be able to obtain sufficient quantities to meet our production needs, if we are unable to do so, we could be required to purchase more expensive metal inputs which could have an adverse effect on our profitability and cash flows.
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
Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, more efficient technologies, lower raw material and energy costs and may be able to sustain longer periods of price competition. In particular, we face increased competition from producers in China, which have significantly lower production costs and pricing. This lower pricing could erode the market prices of our products in the Chinese market and elsewhere.
In addition, our competitive position within the global aluminum rolled products industry may be affected by, among other things, consolidation among our competitors, exchange rate fluctuations that may make our products less competitive in relation to the products of companies based in other countries (despite the U.S. dollar-based input cost and the marginal costs of shipping) and economies of scale in purchasing, production and sales, which accrue to the benefit of some of our competitors. For example, the price gap for aluminum between the Shanghai Futures Exchange and the LME may make our products manufactured in Asia based off LME prices less competitive compared to products manufactured by competitors in China based off SHFE prices.
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
Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems and additional limits on emissions of greenhouse gases. New laws enacted could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell), which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us, our customers or our suppliers. Also, we rely on natural gas, electricity, fuel oil and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.
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
We have a relatively high degree of leverage. As of March 31, 2014, we had $5.2 billion of indebtedness outstanding. Our substantial indebtedness and interest expense could have important consequences to our company and holders of notes, including:

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

See Note 11 - Debt for additional discussion.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our global headquarters are located in Atlanta, Georgia.  Our global research and technology center is located in Kennesaw, Georgia, which contains state-of-the-art research and development capabilities to help us better partner and innovate with our customers.
The total number of operating facilities within our operating segments as of March 31, 2014 is shown in the table below, including operating facilities that we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with recycling operations
North America	10	3
Europe	9	3
Asia	3	2
South America	3	1
Total	25	9

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2014.
North America

Location	Plant Processes	Major End-Use Markets
Berea, Kentucky	Recycling	Recycled ingot
Burnaby, British Columbia (A)	Finishing	Foil containers
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling	Recycled ingot
Kingston, Ontario	Cold rolling, finishing	Automotive, construction/industrial
Russellville, Kentucky (B)	Hot rolling, cold rolling, finishing	Can stock
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, brazing, finishing	Can stock, automotive, construction/industrial, semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Toronto, Ontario (A)	Finishing	Foil, foil containers
Warren, Ohio	Coating	Can end stock

(A)
In September 2013, we executed an agreement to sell these foil facilities to a third party. The transaction is expected to close sometime in fiscal 2015, subject to regulatory approval. The facilities remain in operation and are classified as held for sale as of March 31, 2014.

(B)
We own 40% of the outstanding common shares of Logan Aluminum Inc. (Logan), but we have made equipment investments such that our portion of Logan’s total machine hours has provided us approximately 55% of Logan’s total production.

Our Oswego, New York facility operates modern equipment used for recycling beverage cans and other aluminum scrap, ingot casting, hot rolling, cold rolling and finishing. The Oswego facility produces can stock, automotive sheet stock, as well as building and industrial products. The facility also provides feedstock to our Kingston, Ontario facility, which produces heat-treated automotive sheet and products for construction and industrial applications, and to our Terre Haute, Indiana and Fairmont, West Virginia facilities, which produce foil and light-gauge sheet.

Our Russellville, Kentucky facility (Logan Aluminum Inc., referred to herein as "Logan") is a processing joint venture between us and Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan is a dedicated manufacturer of aluminum sheet products for the can stock market and operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with Tri-Arrows, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for conversion at the facility. The converted product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the converted products. Most of the fixed assets at Logan are directly owned by us and Tri-Arrows in varying ownership percentages or solely by each party.
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

Europe

Location	Plant Processes	Major End-Use Markets
Bresso, Italy	Finishing, painting	Painted sheet, architectural
Göttingen, Germany	Cold rolling, finishing, painting	Can end, can tab, food can, lithographic, painted sheet, automotive
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting	Automotive, can end, industrial, painted sheet, architectural
Neuss, Germany (A)	Hot rolling, cold rolling, recycling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for Bresso, industrial
Sierre, Switzerland	Sheet ingot casting, hot rolling, cold rolling, finishing	Automotive, industrial

(A)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro).

Aluminium Norf GmbH (Alunorf) in Germany, a 50/50 production-sharing joint venture between us and Hydro, is a large scale, modern manufacturing hub, located in Neuss, Germany, for several of our operations in Europe, and is the largest aluminum rolling mill and remelting operation in the world. Norf supplies hot coil for further processing through cold rolling to some of our other plants, including Göttingen and Nachterstedt in Germany and provides foilstock to our plants in Ohle and Ludenscheid in Germany. Together with Hydro, we operate Alunorf as a production cooperative, with each party supplying its own primary metal inputs for transformation at the facility. The transformed product is then transferred back to the supplying party on a pre-determined cost-plus basis. We own 50% of the equity interest in Norf and Hydro owns the other 50%. We share control of the management of Alunorf with Hydro through a jointly-controlled shareholders’ committee. Management of Alunorf is led jointly by two managing executives, one nominated by us and one nominated by Hydro.
Our Göttingen plant has a paint line as well as lines for can end, food sheet, and automotive. Our Nachterstedt plant cold rolls and finishes mainly automotive sheet and can end stock. We are in the process of expanding our Nachterstedt plant by adding a second automotive sheet finishing line. The Pieve plant, located near Milan, Italy, mainly produces continuous cast coil that is cold rolled into paintstock and sent to the Bresso, Italy plant for painting and some specialty finishing.

The Sierre hot rolling plant in Switzerland along with the Nachterstedt and Göttingen plants in Germany are Europe’s leading producers of automotive sheet in terms of shipments. By contract, Novelis must purchase a specified minimum quantity of sheet ingot from Constellium for the Sierre operations. Additionally, we must reserve a significant portion of the total production capacity of the Sierre hot mill to produce aluminum plate for Constellium. These obligations expire on December 31, 2014.
We also have certain converting operations for our automotive products in Wednesbury, U.K.
We are investing in our Nachterstedt, Germany site to build a fully integrated recycling facility, which will be the largest aluminum recycling facility in the world and have the ability to recycle a wide variety of types of scrap.
Asia

Location	Plant Processes	Major End-Use Markets
Bukit Raja, Malaysia(A)	Continuous casting, cold rolling, coating	Construction/industrial, heavy and light gauge foils
Ulsan, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, electronics, foilstock and recycled material

(A)	Ownership of the Bukit Raja plant corresponds to our 59% equity interest in Aluminium Company of Malaysia Berhad, a publicly traded company that operates in Bukit Raja, Selangor, Malaysia.
Novelis Asia operates recycling furnaces at both its Ulsan and Yeongju facilities in South Korea for the conversion of customer and third-party recycled aluminum. In response to the growing demand for our products, we commissioned additional rolling and recycling operations in South Korea in fiscal 2014. We are also constructing an aluminum automotive sheet finishing plant in China. In fiscal 2014, we commissioned our first recycling center in Vietnam, which handles the procurement, cleaning and baling of UBCs.
South America

Location	Plant Processes	Major End-Use Markets
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction/industrial, foilstock, recycled ingot
Santo Andre, Brazil	Foil rolling, finishing	Foil
Ouro Preto, Brazil	Smelting, sheet ingot and billet casting	Primary aluminum (extrusion billets)

Our Pinda rolling and recycling facility in Brazil has an integrated process that includes recycling, sheet ingot casting, hot mill and cold mill operations. A leased coating line produces painted products, including can end stock. Pinda supplies foilstock to our Santo Andre foil plant, which produces converter, household and container foil, among others.
Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and the only facility in South America capable of producing can body and end stock. Pinda recycles primarily UBCs, and is engaged in tolling recycled metal for our customers. In response to the growing demand for our products in South America, we have expanded our aluminum rolling operations in Pinda in fiscal 2014. Additionally, we have installed a new coating line for beverage can end stock and expanded the recycling capacity in our Pinda facility at the end of fiscal 2014.
We operate primary aluminum smelting operations and casting at our Ouro Preto, Brazil facility and hydroelectric power generation operations in the state of Minas Gerais. Our owned power generation supplied all of our smelter needs in fiscal 2014. Our hydroelectric power generation operations are classified as held for sale as of March 31, 2014. We also own certain mining rights that are not currently being explored and are classified as held for sale as of March 31, 2014.

Item 3. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 20 — Commitments and Contingencies to our accompanying audited consolidated financial statements, which are incorporated by reference into this item.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for the Company’s common stock. Hindalco owns all of the Company’s common stock through indirect wholly-owned subsidiaries, AV Metals Inc. and AV Minerals N.V.  None of the equity securities of the Company are authorized for issuance under any equity compensation plan.
Dividends or a return of capital are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under and covenant compliance under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends or return capital and other relevant factors.
In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.
Item 6. Selected Financial Data
The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.
All of our common shares were indirectly held by Hindalco; thus, earnings per share data are not reported. Amounts in the table below are in millions.

	Year Ended March 31,
	2014	2013	2012	2011	2010
Net sales	$9,767	$9,812	$11,063	$10,577	$8,673
Net income attributable to our common shareholder	$104	$202	$63	$116	$405
Return of capital (A)	$250	$—	$—	$1,700	$—

	March 31,
	2014	2013	2012	2011	2010
Total assets	$9,114	$8,522	$8,021	$8,296	$7,762
Long-term debt (including current portion)	$4,451	$4,464	$4,344	$4,086	$2,596
Short-term borrowings	$723	$468	$18	$17	$75
Cash and cash equivalents	$509	$301	$317	$311	$437
Total equity	$268	$239	$123	$445	$1,869

(A)
In December 2010, we declared and paid $1.7 billion to our shareholder as a return of capital. In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2014. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2014, we had manufacturing operations in nine countries on four continents, which include 25 operating plants, and recycling operations in nine of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS
Demand for our automotive products continues to grow rapidly resulting in higher automotive shipments in Europe and North America compared to prior year. We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve fuel efficiency by reducing the vehicle weight. In July 2013, we began the commissioning phase of two automotive sheet finishing lines at our Oswego, New York facility, which will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. The construction of our new automotive sheet finishing plant in Changzhou, China is progressing well and we expect to begin the commissioning phase in the middle of calendar year 2014, which will result in approximately 120 kt of additional finishing capacity when operating at full capacity. In December 2013, we announced plans to invest an additional $205 million to further expand our global production of aluminum automotive sheet products by building a third finishing line at our Oswego, New York facility and a second finishing line at our Nachterstedt, Germany facility. These projects are expected to begin commissioning in late calendar year 2015 and each will add approximately 120 kt of capacity. With these latest expansions, the Company’s global automotive sheet capacity will increase to approximately 900 kt per year when operating at full capacity.
Shipments of our flat rolled products increased from 2,786 kt in fiscal 2013 to 2,895 kt in fiscal 2014. Our recent rolling expansion in our Pindamonhangaba (Pinda) facility, coupled with strong demand in Brazil, contributed to the higher shipments and strong operating results in South America. Shipments were also up in Europe in fiscal 2014 compared to fiscal 2013, driven by higher automotive and can product shipments. Our recent rolling expansion in South Korea contributed to the higher shipment levels in our Asia region. Shipments in North America were down compared to prior year driven by lower can product shipments.
We increased the amount of recycled content in our products over this past fiscal year from 43% to 46%. Our recent recycling facility expansion in Yeongju, South Korea was a significant driver of higher recycled content, which is a component of our strategy to achieve 80% recycled content in our products by 2020. Our recycling expansion in Nachterstedt, Germany will be commissioned in the middle of calendar year 2014 and will become the largest aluminum recycling facility in the world. We began the commissioning process of our recycling expansion at our Pinda facility in Brazil in February 2014. Additionally, we are expanding our recycling operations in Oswego, New York to support the increase in automotive scrap. In April 2014, we announced that Red Hare Brewing Company will launch the world's first commercial use of evercanTM, the Company's high-recycled content aluminum sheet for beverage cans. Cans made of the evercanTM aluminum sheet, which are made of a guaranteed minimum 90% recycled content, are expected to be on store shelves beginning in May 2014.
The competitive landscape in which we operate has put downward pressure on conversion premiums in North America, Europe, and Asia, primarily in can and specialty products. In North America, overcapacity in the beverage can market has resulted in lower conversion premiums and a decline in can shipments in the region. In Europe, we have experienced a reduction in can prices with the renewal of certain customer contracts. In Asia, we are facing more competition, primarily from FRP suppliers in China, which has resulted in lower conversion premiums. Additionally, the higher local market premium on aluminum has increased our cost of metal. Many of our competitors in the region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium and puts us at a disadvantage competitively.
We reported "Net income" of $104 million in the year ended March 31, 2014, which is down compared to $203 million in the year ended March 31, 2013. Cash flow provided by operating activities was $702 million for the year ended March 31, 2014 compared to $203 million in the prior year.
All of our strategic expansion projects are progressing well. We spent $717 million on capital expenditures globally for the year ended March 31, 2014, primarily on our global strategic expansion projects.

BUSINESS AND INDUSTRY CLIMATE
Current regulations, including the Corporate Average Fuel Economy (CAFE) standards in the U.S., require significant reductions in fuel consumption by vehicles. The demand for aluminum by the automotive industry continues to grow rapidly, driven by these regulations and the need to lightweight vehicles to improve fuel efficiency. We are estimating the automotive aluminum market to grow significantly through the end of the decade, which is driving the significant investments we are making to our automotive sheet finishing in North America, Europe, and Asia. Consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can market in the region. We expect the overcapacity for can products in North America to eventually tighten as producers of flat rolled aluminum products shift more hot mill rolling capacity towards automotive products. The aluminum can market is growing in our other regions due to a combination of substitution trends and growing economic development. The competitive landscape in which we operate continues to put downward pressure on conversion premiums in North America, Europe, and Asia, primarily in can and specialty products.

The primary and sheet ingot aluminum market continues to be impacted by excess capacity globally, as reflected in lower LME average aluminum prices we pay and pass through to our customers as a component of net sales. The lower average prices reduced the overall benefit we realized from the utilization of recycled metal. Our overall benefit was also reduced by a decline in the discounts off LME aluminum prices we pay on the procurement of recycled metal. We were able to offset a portion of these declines by increasing the use of recycled metal driven primarily by our additional recycling capacity in our Yeongju, South Korea facility. The prices we pay for aluminum also include local market premiums, which we pass through to most of our customers.  The local market premiums globally have historically been fairly stable but have been more volatile recently.  Local market premiums have increased significantly over the past couple years, offsetting some of the decrease in average LME aluminum prices.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)
	Three Months Ended				Year Ended	Three Months Ended (A)				Year Ended
	Jun 30, 2012	Sept 30, 2012	Dec 31, 2012	Mar 31, 2013	Mar 31, 2013	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013	Mar 31, 2014	Mar 31, 2014
Net sales	$2,550	$2,441	$2,321	$2,500	$9,812	$2,401	$2,414	$2,403	$2,549	$9,767
Percentage increase (decrease) in net sales versus comparable previous year period	(18)%	(15)%	(6)%	(4)%	(11)%	(6)%	(1)%	4%	2%	—%
Rolled product shipments:
North America	266	269	216	239	990	238	238	235	247	958
Europe	233	218	192	218	861	232	225	212	242	911
Asia	136	142	141	143	562	162	156	165	157	640
South America	89	92	107	107	395	92	108	123	124	447
Eliminations	(2)	(2)	(9)	(9)	(22)	(16)	(14)	(14)	(17)	(61)
Total	722	719	647	698	2,786	708	713	721	753	2,895

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(8)%	(2)%	(13)%	(6)%	(7)%	(11)%	(12)%	9%	3%	(3)%
Europe	(2)%	(4)%	5%	(5)%	(2)%	—%	3%	10%	11%	6%
Asia	(11)%	8%	21%	15%	7%	19%	10%	17%	10%	14%
South America	(1)%	5%	7%	10%	5%	3%	17%	15%	16%	13%
Total	(6)%	—%	—%	(1)%	(2)%	(2)%	(1)%	11%	8%	4%

(A)
These periods reflect adjustments that reduce "Net sales" in the three months ended June 30, September 30, and December 31, 2013 by $7 million, $13 million, and $19 million, respectively, due to a change from gross to net classification for certain sales transactions in Europe.

Business Model and Key Concepts
Conversion Business Model

A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with two components: (i) a pass-through aluminum price based on the LME plus local market premiums and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product.

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
LME Aluminum Prices
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the years ended March 31, 2014, 2013, and 2012 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2013 versus	Year Ended March 31, 2012 versus
	2014	2013	2012	March 31, 2014	March 31, 2013
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,882	$2,099	$2,600	(10)%	(19)%
Average cash price during period	$1,773	$1,976	$2,318	(10)%	(15)%
Closing cash price as of end of period	$1,731	$1,882	$2,099	(8)%	(10)%

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

Average aluminum prices were lower by 10% in fiscal 2014 compared to fiscal 2013, and lower by 15% in fiscal 2013 compared to fiscal 2012. The fluctuating prices and timing of when derivatives are realized resulted in $9 million net unrealized losses on undesignated metal derivatives in fiscal 2014, $8 million of net gains in fiscal 2013, and $25 million of net losses in fiscal 2012. The reduction in volatility in our unrealized gains and losses compared to fiscal years prior to 2013 is attributable to the Company's application of hedge accounting for our derivative transactions.

Recycled aluminum is generally purchased at a discount as compared to the price of primary aluminum. The benefit we receive from utilizing recycled metal is influenced by the spread between the prices for recycled aluminum and the LME primary aluminum price. Average LME aluminum prices were $203 per metric tonne lower in fiscal 2014 compared to fiscal 2013, which had an unfavorable impact on the benefits we realize from utilizing recycled metal. Additionally, the spread between the prices we pay for the recycled aluminum and LME primary aluminum prices tightened in fiscal 2014 compared to fiscal 2013, which lowered the benefits we realized from utilizing recycled metal.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into the U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the years ended March 31, 2014, 2013, and 2012:

	Exchange Rate as of March 31,			Average Exchange Rate Year Ended March 31,
	2014	2013	2012	2014	2013	2012
U.S. dollar per Euro	1.378	1.282	1.335	1.344	1.289	1.385
Brazilian real per U.S. dollar	2.263	2.014	1.823	2.261	2.017	1.696
South Korean won per U.S. dollar	1,069	1,112	1,138	1,090	1,115	1,111
Canadian dollar per U.S. dollar	1.104	1.016	0.997	1.058	1.003	0.992
In fiscal 2014, the U.S. dollar was stronger on average against the Brazilian real and Canadian dollar, while it was weaker against the Euro and South Korean won, as compared to fiscal 2013. In Europe, the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing fiscal 2014 operating results with fiscal 2013, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In South Korea, the change in rates had an immaterial impact on results when compared to prior year. In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of our operating costs into the U.S. dollar in fiscal 2014 compared to fiscal 2013.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
The impact of foreign exchange remeasurement, net of the related hedges, was a net gain of $7 million in fiscal 2014 and a net gain of $10 million in fiscal 2013 due primarily to gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar, partially offset by our hedging losses on these liabilities. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives are recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during fiscal 2014 and fiscal 2013 resulted in $3 million and $14 million of unrealized losses on undesignated foreign currency derivatives (excluding balance sheet remeasurement hedges), respectively, which were not recognized in the statement of operations in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

Results of Operations
Year Ended March 31, 2014 Compared with the Year Ended March 31, 2013
"Net sales" were $9.8 billion, which was flat compared to the prior year. Factors impacting "Net sales" include a 10% decrease in average aluminum prices, lower sales due to the sale of three foil and packaging plants in Europe in the prior year, and a decline in conversion premiums in our can products driven by global competitive market conditions, which were offset by higher shipments of automotive, can and non-FRP, and favorable foreign currency translation.
“Cost of goods sold (exclusive of depreciation and amortization)” was $8.5 billion, which was flat compared to the prior year. Factors impacting "Cost of goods sold (exclusive of depreciation and amortization)" include lower average aluminum prices, cost reductions from utilizing more recycled metal, incremental costs we incurred in the prior year related to supply disruptions from our ERP implementation that didn't recur this year, cost reductions due to an amendment we made to a non-union retiree medical plan in the current year, and lower costs due to the sale of three foil and packaging plants in Europe in the prior year. Offsetting these declines were higher total shipments, reduction in the benefits from utilizing recycled metal due to lower average aluminum prices and a reduction in the discount off primary aluminum prices for the procurement of recycled metal. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” declined $176 million.
“Income before income taxes” for the year ended March 31, 2014 was $115 million, which compared to $286 million reported in the year ended March 31, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" increased $63 million primarily due to higher annual and long term incentive costs;

•	“Depreciation and amortization” increased by $42 million due to the recent commissioning of some of our global expansion projects and accelerated depreciation on certain non-core assets;

•
"Gain on assets held for sale" of $6 million for the year ended March 31, 2014, relates to real property we sold in Brazil, while the $3 million gain for the year ended March 31, 2013 relates to the disposal of three foil rolling and packaging operations in Europe;

•	"Loss on extinguishment of debt" of $7 million for the year ended March 31, 2013 related to the refinancing transaction we completed on our Term Loan Facility in prior year;

•
“Restructuring and impairment, net” of $75 million for the year ended March 31, 2014, is related to $36 million of impairment, severance, and environmental charges related to our non-core assets in Brazil; $27 million of severance charges and a pension curtailment loss related to continuing efforts to reduce the cost of our business support organization for the European region; and $12 million of other impairment and restructuring charges. In the prior year, we incurred $47 million which is related to $9 million of severance and other shut-down costs associated with our pot-line closure in Brazil; $8 million related to severance and pension settlement charges we incurred in the closure of our Saguenay Works plant in Quebec, Canada; $8 million of severance and moving charges related to the closure of a research and development center in Kingston, Ontario; $8 million of severance related to the efforts to reduce the cost of our business support organization in Europe; and $13 million of other impairment and restructuring charges. (see Note 2 — Restructuring and impairment to our accompanying audited consolidated financial statements for further details on restructuring activities);

•
An $11 million gain on business interruption insurance recovery for the year ended March 31, 2013, related to an insurance settlement for lost business as a result of a fire at a customer's plant, which is reported as "Other income, net"; and

•
Unrealized losses of $10 million for the year ended March 31, 2014 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $14 million of gains in prior year, which is reported in "Other income, net."

Our effective tax rate for the year ended March 31, 2014 was 9%, compared to 27% for the year ended March 31, 2013. The effective tax rate was lower in the current year primarily due to lower pre-tax income, higher tax credits, and the release of certain deferred tax asset valuation allowances.
We reported “Net income attributable to our common shareholder” of $104 million for the year ended March 31, 2014 as compared to $202 million for the year ended March 31, 2013, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

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

The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 21 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item, and eliminate intersegment shipments (in kt) and intersegment "Net sales."

Selected Operating Results Year Ended March 31, 2014	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,050	$3,280	$1,876	$1,588	$(27)	$9,767
Shipments
Rolled products - third party	956	877	630	432	—	2,895
Rolled products - intersegment	2	34	10	15	(61)	—
Total Rolled Products	958	911	640	447	(61)	2,895
Non-rolled products	36	66	—	87	(23)	166
Total shipments	994	977	640	534	(84)	3,061

Selected Operating Results Year Ended March 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,405	$3,181	$1,762	$1,391	$73	$9,812
Shipments
Rolled products - third party	988	847	556	395	—	2,786
Rolled products - intersegment	2	14	6	—	(22)	—
Total Rolled Products	990	861	562	395	(22)	2,786
Non-rolled products	22	58	—	76	(12)	144
Total shipments	1,012	919	562	471	(34)	2,930

The following table reconciles changes in “Segment income” for the year ended March 31, 2013 to the year ended March 31, 2014 (in millions).

Changes in Segment income	North America	Europe (A)	Asia	South America	Total
Segment Income - Year Ended March 31, 2013	$324	$261	$174	$202	$961
Volume	(35)	49	31	38	83
Conversion premium and product mix	(38)	(59)	(31)	(1)	(129)
Conversion costs (B)	—	31	—	(17)	14
Metal price lag	(3)	(9)	5	1	(6)
Foreign exchange	(6)	9	(1)	17	19
Primary metal production	—	—	—	15	15
Selling, general & administrative and research & development costs (C)	(2)	(23)	(17)	(22)	(64)
Other changes	(11)	6	(1)	(2)	(8)
Segment Income - Year Ended March 31, 2014	$229	$265	$160	$231	$885

(A)
Included in the Europe "Segment income" for the year ended March 31, 2013, were the operating results of three foil and packaging plants (Rugles, France; Dudelange, Luxembourg; and Berlin, Germany) that we sold on June 28, 2012. The change to "Segment income" attributable to these three foil plants for the year ended March 31, 2014 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the year ended March 31, 2013 to the year ended March 31, 2014 (in millions), with the impact of the foil and packaging plants separately identified.

Changes in Segment income	Europe	Total
Segment Income - Year Ended March 31, 2013	$261	$961
Volume	63	97
Conversion premium and product mix	(34)	(104)
Conversion costs	(4)	(21)
Metal price lag	(10)	(7)
Foreign exchange	10	20
Primary metal production	—	15
Selling, general & administrative and research & development costs	(26)	(67)
Other changes	6	(8)
Net impact of three foil plants sold in fiscal 2013	(1)	(1)
Segment Income - Year Ended March 31, 2014	$265	$885

(B)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, recycled metal usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing recycled metal and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(C)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. These costs increased in fiscal 2014 compared to fiscal 2013 for the following reasons: 1) higher employee incentive costs attributable to the modification of our long term incentive plan, 2) higher valuation of the Company's long term incentive awards indexed in Hindalco's stock price, 3) higher annual employee incentive costs, and 4) wage inflation. Other significant fluctuations are discussed below.

North America

“Net sales” declined $355 million, or 10%, reflecting a decline in our can volumes, lower conversion premiums, and lower average price of aluminum, partially offset by increases in our automotive and light gauge product shipments. Excess capacity in the can market in North America has negatively impacted our volumes and resulted in competitive pricing pressures we experienced with the renewal of existing customers' supply contracts at the end of the prior fiscal year. We continue to experience an increase in demand and shipments of our automotive products.

“Segment income” was $229 million, down 29%, reflecting the items above, as well as, unfavorable metal price lag, higher general and administrative costs, and an unfavorable foreign currency impact. Conversion costs were flat compared to prior year. Conversion costs were favorably impacted by a reduction in employee benefit costs in the current year due to an amendment made to our non-union U.S. retiree medical plan and the prior year production and supply chain issues we experienced with our ERP implementation and transferring our Saguenay plant capacity to other North America plants. Conversion costs were unfavorably impacted by a reduction in the benefits from the utilization of recycled metal, higher energy costs, and higher fixed costs associated with the commissioning of our automotive lines. Metal price lag was unfavorable due to an increase in certain metal procurement costs. General and administrative costs were slightly higher due to an increase in employee incentive costs offset by an increase in the capitalization of labor costs in the current year related to our automotive expansion project. Other changes include an $11 million insurance settlement gain in the prior year that did not recur in the current period.

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

Europe

“Net sales” increased $99 million, or 3%, reflecting higher total shipments, partially offset by lower average aluminum prices and lower conversion premiums. Higher shipments of flat rolled products were driven by our automotive and can products, partially offset by declines in light gauge and industrial products. The reduction in shipments of our light gauge products was due to the sale of our European aluminum foil and packaging rolling plants in June of 2012. Our conversion premiums declined as a result of competitive market conditions that resulted in lower can prices and a shift in product mix due to the sale of three European foil and packaging plants in the prior year, and lower prices on certain intersegment shipments.
“Segment income” was $265 million, which is slightly higher than prior year reflecting the factors above, as well as unfavorable metal price lag and higher general and administrative costs, partially offset by lower conversion costs and favorable foreign currency translation. Excluding the impact of the conversion costs of the three European foil and packaging plants which we sold, conversion costs were unfavorable due to higher employment and freight costs, partially offset by an increase in the benefits from utilization of recycled metal and reductions in certain metal procurement costs. General and administrative costs increased due to higher employee incentive costs. Metal price lag was unfavorable due primarily to gains we realized in the prior year and an increase in other metal costs.
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

Asia
“Net sales” increased $114 million, or 6%, reflecting higher shipments of our can products, partially offset by declines in our foil stock products, lower average prices of aluminum, and lower conversion premiums. The increase in our can volumes were driven by our Asia segment shipping more can products to customers in the Middle East. We are facing more competition, primarily from FRP suppliers in China, who are able to price their metal off the Shanghai Futures Exchange, which does not have a local market premium. We price our metal based on the LME, which charges a local market premium resulting in significant pressure on the the conversion premiums we charge our customers. Conversion premiums were also lower due to unfavorable product mix compared to prior year.
“Segment income” was $160 million, down 8%, reflecting the items above, as well as higher general and administrative expenses, partially offset by favorable metal price lag. General and administrative costs were higher due to an increase in employee incentive costs and increased headcount for our Middle East operations, our new Vietnam recycling center, and the construction of our new automotive sheet finishing plant in China. Our conversion costs were relatively flat compared to prior year and reflect a favorable impact from the use of more recycled metal through our new recycling capabilities in our Yeongju, South Korea facility partially offset by higher employment, freight, and energy costs.
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
South America
“Net sales” increased $197 million, or 14%, due to both higher flat rolled and non-flat rolled product volumes and higher conversion premiums, partially offset by lower average prices of aluminum. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility. Shipments of our non-flat rolled products increased due to higher alumina and billet sales from our primary metal production operations.
“Segment income” was $231 million, up 14%, reflecting the items above, as well as favorable foreign currency impact, partially offset by higher conversion costs and general and administrative costs. Conversion costs were unfavorable due to wage inflation, higher headcount, higher market premiums on the procurement of metal, higher freight costs, and an increase in repairs and maintenance, partially offset by reductions in other metal procurement costs and favorable benefits from the utilization of recycled metal. General and administrative costs increased due to higher employee incentive costs and higher working capital financing costs.
Our recently completed rolling expansion in our Pinda facility will result in approximately 220 kt of additional rolling capacity annually when the facility is operating at full capacity. Additionally, we are installing a new coating line for beverage can end stock to increase our can coating capacity by approximately 100 kt annually and expanding our recycling capacity by approximately 190 kt in our Pinda facility, both of which began the commissioning process in early calendar year 2014. In March 2013, we shut down one of our two primary aluminum smelter lines in Brazil, as we continue to increase the use of recycled metal over primary metal. In March 2014, we made a decision to sell our hydroelectric power generation operations and in April 2014 we entered into an agreement with a third party to sell these operations, pending regulatory approval.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the years ended March 31, 2014 and 2013 (in millions).

	Year ended March 31,
	2014	2013
North America	$229	$324
Europe	265	261
Asia	160	174
South America	231	202
Total Segment income	885	961
Depreciation and amortization	(334)	(292)
Interest expense and amortization of debt issuance costs	(304)	(298)
Adjustment to eliminate proportional consolidation	(40)	(41)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(10)	14
Realized gains on derivative instruments not included in segment income	5	5
Loss on extinguishment of debt	—	(7)
Restructuring and impairment, net	(75)	(47)
Gain on assets held for sale	6	3
Other costs, net	(18)	(12)
Income before income taxes	115	286
Income tax provision	11	83
Net income	104	203
Net income attributable to noncontrolling interests	—	1
Net income attributable to our common shareholder	$104	$202

"Depreciation and amortization” increased by $42 million due to new depreciable assets including our rolling expansion project in Pinda, Brazil; our rolling expansion in South Korea; our recycling expansion in Yeongju, South Korea; and amortization of our new ERP system, as well as accelerated depreciation on certain non-core assets.
“Adjustment to eliminate proportional consolidation” typically relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
"Other costs, net" related primarily to losses on the disposal of assets and certain indirect tax expenses in Brazil, partially offset by interest income.

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
"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" include the results of three European foil and packaging plants for fiscal 2012 and the first three months of fiscal 2013 until they were sold in June 2012. The sale of the three plants reduced Europe's "Segment income" by $7 million in fiscal 2013 compared to prior year.
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

•
“Restructuring and impairment, net” of $47 million for the year ended March 31, 2013, related primarily to severance and pension settlement charges we incurred in the closure of our Saguenay Works plant in Quebec, Canada; severance and moving charges related to the closure of a research and development center in Kingston, Ontario; severance and other shut-down costs associated with our pot-line closure in Brazil; and other severance charges in Europe. "Restructuring and impairment, net" of $64 million in the year ended March 31, 2012 related primarily to an impairment on our Saguenay plant; severance across our European plants; and restructuring at our Santo Andre plant in Brazil; partially offset by the reversal of outstanding environmental contingencies of $21 million related to the final sale of the Rogerstone facility, which were assumed by the buyer (see Note 2 — Restructuring and impairment to our accompanying audited consolidated financial statements for further details on restructuring activities);

•
We estimated and recorded a $111 million “Loss on assets held for sale” for the year ended March 31, 2012 related to the planned sale of three foil and packaging plants in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. In June 2012, we completed the sale of the plants to Eurofoil, a unit of AIAC, which resulted in a $3 million "Gain on assets held for sale" for the year ended March 31, 2013;

•
An $11 million gain on business interruption insurance recovery for the year ended March 31, 2013, related to an insurance settlement for lost business as a result of a fire at a customer's plant, which is reported as "Other income, net"; and

•
Unrealized gains of $14 million for the year ended March 31, 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $62 million of losses in prior year, which is reported in "Other income, net." The reduction in this volatility is the result of the Company's implementation of hedge accounting for our derivative transactions.

Our effective tax rate for the year ended March 31, 2013 and 2012 was 27%.
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

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

Selected Operating Results Year Ended March 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,405	$3,181	$1,762	$1,391	$73	$9,812
Shipments
Rolled products - third party	988	847	556	395	—	2,786
Rolled products - intersegment	2	14	6	—	(22)	—
Total rolled products	990	861	562	395	(22)	2,786
Non-rolled products	22	58	—	76	(12)	144
Total shipments	1,012	919	562	471	(34)	2,930

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063
Shipments:
Rolled products - third party	1,064	875	524	375	—	2,838
Rolled products - intersegment	—	1	—	—	(1)	—
Total rolled products	1,064	876	524	375	(1)	2,838
Non-rolled products	15	89	12	42	(14)	144
Total shipments	1,079	965	536	417	(15)	2,982

The following table reconciles changes in “Segment income” for the year ended March 31, 2012 to the year ended March 31, 2013 (in millions).

Changes in Segment Income	North America	Europe (A)	Asia	South America	Total
Segment Income - Year Ended March 31, 2012	$407	$284	$181	$181	$1,053
Volume	(65)	(15)	22	16	(42)
Conversion premium and product mix	50	(105)	(18)	(7)	(80)
Conversion costs (B)	(80)	116	7	13	56
Metal price lag	14	6	(3)	(2)	15
Foreign exchange	7	(20)	—	(3)	(16)
Primary metal production	—	—	—	6	6
Selling, general & administrative and research & development costs (C)	(19)	3	(13)	(2)	(31)
Other changes	10	(8)	(2)	—	—
Segment Income - Year Ended March 31, 2013	$324	$261	$174	$202	$961

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

Changes in Segment income	Europe	Total
Segment income - Year Ended March 31, 2012	$284	$1,053
Volume	19	(8)
Conversion premium and product mix	(25)	—
Conversion costs	18	(42)
Metal price lag	6	15
Foreign exchange	(18)	(14)
Primary metal production	—	6
Selling, general & administrative and research & development costs	(8)	(42)
Other changes	(8)	—
Net impact of three foil plants sold in fiscal 2013	(7)	(7)
Segment income - Year Ended March 31, 2013	$261	$961

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

	Year Ended March 31,
	2013	2012
North America	$324	$407
Europe	261	284
Asia	174	181
South America	202	181
Total Segment income	961	1,053
Depreciation and amortization	(292)	(329)
Interest expense and amortization of debt issuance costs	(298)	(305)
Adjustment to eliminate proportional consolidation	(41)	(49)
Unrealized gains (losses) on change in fair value of derivative instruments, net	14	(62)
Realized gains on derivative instruments not included in segment income	5	1
Loss on extinguishment of debt	(7)	—
Restructuring and impairment, net	(47)	(64)
Gain (loss) on assets held for sale	3	(111)
Other costs, net	(12)	(5)
Income before income taxes	286	129
Income tax provision	83	39
Net income	203	90
Net income attributable to noncontrolling interests	1	27
Net income attributable to our common shareholder	$202	$63
"Depreciation and amortization” declined by $37 million as a result of groups of our fixed assets reaching their fully depreciated balances and certain facilities being closed or divested in the past year. As disclosed in Note 2 - Restructuring Programs and Note 5 - Assets Held for Sale to our financial statements, the following facilities were either closed or divested in fiscal 2013 or fiscal 2012: a lithographic sheet line in Göttingen, Germany; the Saguenay Works facility in Quebec, Canada; one rolling mill in Santo Andre, Brazil; and three foil and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. As of March 31, 2013, all of these facilities had been either sold, scrapped or had been impaired to their estimated realizable values, which was close to zero.
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
During the year ended March 31, 2013 we incurred a $7 million "Loss on extinguishment of debt" related to the refinancing transaction we completed on our Term Loan Facility.
"Other costs, net" related primarily to losses on the disposal of assets and indirect tax expenses in Brazil, partially offset by interest income.

Liquidity and Capital Resources

Over the past three years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and we expect others to begin commissioning in the next year which, when operational, will generate additional operating cash flows.  In addition to completing these projects, we have announced an additional expansion of our automotive sheet finishing capabilities in the U.S. and Germany.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to run our business through the generation of operating cash flows and our debt facilities.
Available Liquidity
Our available liquidity as of March 31, 2014 and March 31, 2013 is as follows (in millions):

	March 31,
	2014	2013
Cash and cash equivalents	$509	$301
Availability under committed credit facilities	511	459
Total liquidity	$1,020	$760

We reported available liquidity of $1,020 million as of March 31, 2014, which represents an increase compared to the $760 million reported as of March 31, 2013. The increase is primarily attributable to higher total potential available liquidity as a result of refinancing our ABL Revolver in the first quarter of fiscal 2014, three new Korean loan facilities which provide an additional $131 million (KRW 140 billion) of liquidity and additional short-term borrowings.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of March 31, 2014, we held approximately $4 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2014, we held $100 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2014, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the year ended March 31, 2014, 2013 and 2012, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2014 versus	2013 versus
	2014	2013	2012	2013	2012
Net cash provided by operating activities	$702	$203	$556	$499	$(353)
Net cash used in investing activities	(702)	(747)	(442)	45	(305)
Less: Proceeds from sales of assets	(16)	(21)	(16)	5	(5)
Free cash flow	$(16)	$(565)	$98	$549	$(663)
Ending cash and cash equivalents	$509	$301	$317	$208	$(16)
“Free cash flow” was negative $16 million in fiscal 2014, an increase of $549 million as compared to fiscal 2013. "Free cash flow" was negative $565 million in fiscal 2013, a decline of $663 million as compared to fiscal 2012. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $702 million for the year ended March 31, 2014, which compares favorably to $203 million in the year ended March 31, 2013. The increase in net cash provided by operating activities was primarily the result of efforts to monetize our working capital in fiscal 2014, partially offset by lower "Segment income" of $885 million in the year ended March 31, 2014 as compared to $961 million in the year ended March 31, 2013. The following summarizes significant changes in our working capital balances (in millions):

				Change
	Year Ended March 31,			2014 versus	2013 versus
	2014	2013	2012	2013	2012
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$106	$(121)	$47	$227	$(168)
Inventories	17	(160)	214	177	(374)
Accounts payable	159	6	(188)	153	194
Other current assets and liabilities	32	(8)	(77)	40	69
Net change in working capital	$314	$(283)	$(4)	$597	$(279)
Year Ended March 31, 2014
During the year ended March 31, 2014, net cash provided by our working capital was $314 million, which is the result of various working capital actions we made in the year. During fiscal 2014, we increased the amount of our accounts receivable factoring and forfaiting from our existing arrangements in Brazil and South Korea. Additionally, we added two new forfaiting programs in South Korea and a new factoring program in Italy during the year. "Accounts receivable, net" declined due to an increase in our forfaited and factored accounts receivable and an 8% reduction in aluminum prices, partially offset by higher shipments. As of March 31, 2014 and March 31, 2013, we had forfaited and factored, without recourse, certain trade receivables aggregating $245 million and $124 million, respectively, which increased net cash provided by operating activities by $121 million for the year ended March 31, 2014. We determine the need to forfait and factor our receivables based on global cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables, receivables, and the return of capital to our shareholder. "Inventories" declined due to lower average aluminum prices, partially offset by higher quantities on hand. The higher quantities of inventory on hand at March 31, 2014 is the result of additional capacity from our expansions that we commissioned in fiscal 2014. As of March 31, 2014, we had sold approximately $74 million of prime, sheet ingot, and UBC inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties in fiscal 2015, based on market prices at the time of repurchase. We sell and repurchase non-FRP inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" increased due to the timing of payments on vendor payables outstanding as of March 31, 2014, obtaining longer payment terms with certain vendors, and an increase in the quantities of inventory purchases, partially offset by lower average aluminum prices.

Included in cash flows provided by operating activities during the year ended March 31, 2014 were $278 million of interest payments, $120 million of cash payments for income taxes, $34 million of payments on our restructuring programs, and $64 million of contributions to our pension plans. As of March 31, 2014, we had $47 million of outstanding restructuring liabilities, of which $30 million we estimate will result in cash outflows within the next twelve months. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. We utilized the relief provided by MAP-21 in fiscal 2014, which reduced our minimum required defined benefit pension funding. During fiscal 2015, we expect to contribute an additional $34 million to our funded pension plans, $14 million to our unfunded pension plans, and $22 million to our savings and defined contribution plans.

Year Ended March 31, 2013
During the year ended March 31, 2013, net cash provided from our working capital was $283 million. "Accounts receivable, net" increased due to longer payment terms with specific customers and billing delays we experienced with a new ERP system in North America at the end of fiscal 2013. As of March 31, 2013 and March 31, 2012, we had forfaited and factored, without recourse, certain trade receivable aggregating $123 million and $53 million, respectively, which increased net cash provided by operating activities by $70 million for the year ended March 31, 2013. "Inventory" increased due to higher quantities on hand due to a) efforts to secure access to metal supplies, particularly scrap and UBCs, in support of the strategic investments we are making to expand our recycling capacity, and b) metal purchase requirements with certain primary metal suppliers. "Accounts payable" reported in our consolidated balance sheet declined from March 31, 2012 to March 31, 2013 due to lower outstanding payables on capital expenditures, which are reflected as cash outflows in Investing Activities. Excluding the impact of accounts payable on capital expenditures, "Accounts payable" increased by $6 million due to the timing of certain vendor payments, partially offset by lower average aluminum prices.

Included in cash flows provided by operating activities during the year ended March 31, 2013 were $271 million of interest payments, $121 million of cash payments for income taxes, $34 million of payments on our restructuring programs, and $78 million of contributions to our pension plans.

Year Ended March 31, 2012
During the year ended March 31, 2012, net cash provided from our working capital was $4 million. "Accounts receivable, net" declined due to lower aluminum prices and lower shipments at the end of fiscal 2012. As of March 31, 2012 and March 31, 2011, we had forfaited and factored, without recourse, certain trade receivables aggregating $53 million and $60 million respectively, which lowered net cash provided by operating activities by $7 million for the year ended March 31, 2012. "Inventory" decreased due lower aluminum prices in fiscal 2012 compared to fiscal 2011 and improved inventory management, which contributed to a 20% reduction in quantities on hand. "Accounts payable" decreased due to lower aluminum prices and a reduction in volumes purchased in fiscal 2012 compared to fiscal 2011.

Included in cash flows provided by operating activities during the year ended March 31, 2012 were $284 million of interest payments, $105 million of cash payments for income taxes, $37 million of payments on our restructuring programs, and $89 million of contributions to our pension plans.

Hedging activities
We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of March 31, 2014, we estimate there will be a net cash inflow of $8 million on the instruments that will settle in the three months ended June 30, 2014.

More details on our operating activities can be found above in “Results of operations for the year ended March 31, 2014 compared to the year ended March 31, 2013” and "Results of operations for the year ended March 31, 2013 compared to the year ended March 31, 2012."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

				Change
	Year Ended March 31,			2014 versus	2013 versus
	2014	2013	2012	2013	2012
Capital expenditures	$(717)	$(775)	$(516)	$58	$(259)
Proceeds from settlement of other undesignated derivative instruments, net	15	4	59	11	(55)
Proceeds from sales of assets	16	21	16	(5)	5
(Outflow) proceeds from investment in and advances to non-consolidated affiliates, net	(16)	3	(1)	(19)	4
Net cash used in investing activities	$(702)	$(747)	$(442)	$45	$(305)

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

We had $717 million of cash outflows for "Capital expenditures" for the year ended March 31, 2014, compared to $775 million for the year ended March 31, 2013 and $516 million for the year ended March 31, 2012. For the year ended March 31, 2014, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. For the year ended March 31, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in Brazil and South Korea; our recycling expansions in Brazil and South Korea; our automotive sheet finishing capacity in the U.S.; and expenditures related to our ERP implementation. For the year ended March 31, 2012, our "Capital expenditures" were primarily attributable to our rolling expansions in Brazil and South Korea; our recycling expansion in South Korea; and our automotive sheet finishing capacity in the U.S. We expect capital expenditures for fiscal 2015 to be between $500 million and $550 million. The following table summarizes our global expansion projects:

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated commission start date
North America
Oswego, NY	Automotive sheet finishing capacity	240 kt	July 2013
Oswego, NY	Automotive sheet finishing capacity	120 kt	End CY2015
Europe
Nachterstedt, Germany	Recycling plant	400 kt	Mid CY2014
Nachterstedt, Germany	Automotive sheet finishing expansion	120 kt	End CY2015
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	July 2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	Mid CY2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	January 2014
Pinda, Brazil	Recycling expansion	190 kt	February 2014
As of March 31, 2014, we had $93 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2014.

The proceeds from asset sales in the year ended March 31, 2014, were $8 million related to the sale of our bauxite mining rights and certain alumina assets in Brazil to our parent company, Hindalco, $6 million related to the sale of certain land in Brazil to a third party, and $2 million of other asset sales. The proceeds from asset sales in the year ended March 31, 2013 related primarily to our sale of three foil and packaging plants in Europe to American Industrial Acquisition Corporation. The proceeds from asset sales in the year ended March 31, 2012 related primarily to equipment sold in Europe and Brazil.
“Proceeds (outflow) from related party loans receivable, net,” during all periods are primarily comprised of loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), net of payments we received related to a previous loan due from Alunorf. In the year ended March 31, 2014, the net cash outflows related to loans we made to Alunorf to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash from (used in) financing activities” (in millions).

				Change
	Year Ended March 31,			2014 versus	2013 versus
	2014	2013	2012	2013	2012
Proceeds from issuance of debt	$169	$319	$271	$(150)	$48
Principal payments	(164)	(97)	(22)	(67)	(75)
Short-term borrowings, net	208	332	2	(124)	330
Dividends, noncontrolling interest	—	(2)	(1)	2	(1)
Acquisition of noncontrolling interest in Novelis Korea, Ltd.	—	(9)	(344)	9	335
Debt issuance costs	(8)	(8)	(2)	—	(6)
Net cash provided by (used in) financing activities	$205	$535	$(96)	$(330)	$631

Year Ended March 31, 2014
During the year ended March 31, 2014, we received proceeds of $147 million related to the issuance of new short-term loans in Brazil and $22 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $133 million on short-term loans in Brazil, $18 million on our Term Loan Facility, $4 million on long-term loans in Brazil, $7 million on capital leases and $2 million on other principal repayments. In May 2013, we amended and extended our former ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility (ABL Revolver). We received net proceeds of an additional $206 million under our amended ABL Revolver and $2 million of other short-term loans. We paid $8 million in debt issuance fees in the year ended March 31, 2014 related to amendment and extension of the ABL Revolver.

As of March 31, 2014, our short-term borrowings were $723 million consisting of $546 million of loans under our ABL Revolver, $108 million in Novelis Brazil loans, $47 million in Novelis Korea bank loans, $20 million in Novelis Vietnam loans, and $2 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.58% as of March 31, 2014. As of March 31, 2014, we had $380 million in remaining availability under the ABL Revolver and $131 million in availability under three Korean loan facilities.

In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

Year Ended March 31, 2013
During the year ended March 31, 2013, we received proceeds from additional borrowings on our Term Loan Facility of $80 million, $138 million in Korean loans, $94 million in Brazil loans, $3 million in Vietnam loans, and an additional $4 million in other loans. We made principal repayments of $76 million to retire our 7.25% senior notes, $18 million on our Term Loan Facility, and $3 million of other principal repayments. We received net proceeds of $332 million in short-term borrowings, which consists of an additional $319 million in increased borrowings under our former ABL Facility, and $13 million in increases in bank overdrafts. We paid dividends to our noncontrolling interests of $2 million related to our Asia operating segment. We paid $8 million in debt issuance fees related to the additional borrowings on our Term Loan Facility.
Additionally, during the year ended March 31, 2013, we acquired 0.75% of the outstanding shares of Novelis Korea Limited for $9 million. The transaction resulted in our ownership of substantially all of the shares of Novelis Korea Limited.

Year Ended March 31, 2012
During the year ended March 31, 2012, we received proceeds from additional borrowings on our Term Loan Facility of $219 million ($225 million principal, less $6 million discount), $43 million in long-term Korean loans, and $10 million on long-term loans in Brazil. We made principal repayments of $74 million to retire our 7.25% Senior Notes, $13 million on our Term Loan, $4 million on capital lease obligations, and $2 million of other principal repayments. We paid dividends to our noncontrolling interests of $1 million related to our Asia operating segment. We paid $2 million in debt issuance fees related to the additional term loan borrowings. Additionally, we acquired 31.3% of the outstanding shares of Novelis Korea Limited for cash of $344 million.

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
Other Arrangements
Forfaiting of Trade Receivables
Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 150 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in our consolidated balance sheets.
Factoring of Trade Receivables
Novelis Brazil and Novelis Italy factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables. Invoices in which the full balance is factored are not included in our consolidated balance sheets.

Summary Disclosures of Forfaited and Factored Financial Amounts
The following tables summarize our forfaiting and factoring amounts (in millions).

	Year Ended March 31,
	2014	2013	2012
Receivables forfaited	$614	$352	$235
Receivables factored	$467	$112	$61
Forfaiting expense	$2	$1	$1
Factoring expense	$3	$1	$1

	March 31,
	2014	2013
Forfaited receivables outstanding	$137	$98
Factored receivables outstanding	$108	$25
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2014 and 2013, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2014, based on undiscounted amounts (in millions). The future cash flow commitments that we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $79 million of derivative liabilities recorded on our balance sheet as of March 31, 2014, are uncertain. See the Liquidity section of Management's Discussion and Analysis for a discussion of potential future cash flows from derivatives in the first quarter of fiscal 2015. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $39 million of uncertain tax positions. See Note 19 — Income Taxes to our accompanying audited consolidated financial statements.

	Less Than I Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt(A)	$803	$1,827	$1,103	$1,403	$5,136
Interest on long-term debt (B)	280	554	310	209	1,353
Capital leases (C)	12	24	17	8	61
Operating leases (D)	25	39	32	65	161
Purchase obligations (E)	2,287	3,248	346	—	5,881
Unfunded pension plan benefits (F)	14	23	23	64	124
Other post-employment benefits (F)	8	13	14	46	81
Funded pension plans (F)	50	113	128	396	687
Return on capital (G)	250	—	—	—	250
Total	$3,729	$5,841	$1,973	$2,191	$13,734

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)
Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2014. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

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

(E)
Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2014. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and health care cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2022. For funded pension plans, estimating the requirements beyond fiscal 2015 is not practical, as it depends on the performance of the plans’ investments, among other factors.

(G)	In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

RETURN OF CAPITAL
Dividends and return of capital are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness that would allow us to legally pay dividends or return capital and other relevant factors.
In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. As of March 31, 2014, all of our established manufacturing facilities worldwide were ISO 14001 certified and OHSAS 18001 certified and all have dedicated quality improvement management systems.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $24 million in fiscal 2014, of which $16 million was expensed and $8 million capitalized. We expect these expenditures will be approximately $31 million in fiscal 2015, of which we estimate $18 million will be expensed and $13 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in “Other income, net” or "Restructuring and impairment, net."

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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

For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in other current and noncurrent assets and liabilities in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset and the effective portion is recorded in "Net sales" consistent with the underlying hedged item and the net ineffectiveness is recorded in "Other income, net."
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other income, net."
For all derivatives designated in hedging relationships, gains or losses representing hedge ineffectiveness or amounts excluded from effectiveness testing are recognized in “Other income, net” in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in “Other income, net” in our current period earnings.
Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 17 — Fair Value Measurements to our accompanying consolidated audited financial statements for discussion on fair value of derivative instruments.
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

As of March 31, 2014
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
The accounting guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

For our February 28, 2014 test, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on discounted cash flows (the income approach). When available and as appropriate, we use quoted market prices/relationships (the market approach) to corroborate the estimated fair value. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 8.5% for all reporting units. An increase or decrease of 0.5% in the discount rate would have impacted the estimated fair value of each reporting unit by $250-$375 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions ranged from 2% to 3%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses.
As a result of our annual goodwill impairment test for the year ended March 31, 2014, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of February 28, 2014 by 80% for North America, by 45% for Europe and by 110% for South America.
Equity Investments
We invest certain joint ventures and consortiums. We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. We exercise judgment to determine which investments should be accounted for using the equity method and which investments should be consolidated.
As of result of Hindalco's purchase of Novelis, investments in and advances to equity method affiliates were adjusted to reflect fair value as of May 16, 2007. We review these investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the investment would be written down to its estimated fair value.
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
We group assets to test for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. These levels are dependent upon an asset's usage, which may be on an individual asset level or aggregated at a higher level including a region-wide grouping. The metal flow and management of supply within our regions creates an interdependency of the plants within a region on one another to generate cash flows. Accordingly, under normal operating conditions, our assets are grouped on a region-wide basis for impairment testing. Any expected change in usage, retirement, disposal or sale of an individual asset or group of assets below the region level which would generate a separate cash flow stream outside of normal operations could result in grouping assets below the region level for impairment testing.

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
Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in "Restructuring and impairment, net" in our consolidated statement of operations. For the year ended March 31, 2014, we recorded impairment charges on long-lived assets and intangible assets of $19 million which included $17 million related to certain non-core assets in Brazil and $2 million on other assets in North America. For the year ended March 31, 2013, we recorded impairment charges of $4 million related to our exit from the Evermore joint venture, the closure of an aluminum smelter line in Ouro Preto, Brazil, and other long-lived assets. For the year ended March 31, 2012, we recorded impairment charges of $46 million which included $42 million related to the closure of our Saguenay and Bridgnorth facilities and $4 million in impairment charges on other long-lived assets.
Our other intangible assets of $640 million as of March 31, 2014 consist of tradenames, technology and software, customer relationships and favorable energy and supply contracts and are amortized over an original period of 3 to 20 years. As of March 31, 2014, we do not have any other intangible assets with indefinite useful lives, other than Goodwill. We recorded an impairment of $5 million for the year ended March 31, 2014 related to certain capitalized software assets. No impairments of intangible assets have been identified during the years ended March 31, 2013 and 2012.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.

Pension and Other Postretirement Plans
We account for our pensions and other postretirement benefits in accordance with Accounting Standards Codification 715, Compensation — Retirement Benefits (ASC 715). Liabilities and expense for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control.
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Changes in the liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The gains and losses are initially recorded to "Other comprehensive income" and are subsequently amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy.
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the United States, United Kingdom, and other Euro zone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 4.0%, 3.9%, and 4.4%, and other postretirement benefit obligation was 4.1%, 3.8% and 4.2% as of March 31, 2014, 2013, and 2012, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.

As of March 31, 2014, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $127 million in the pension and other postretirement obligations and in a pre-tax decrease of $13 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2014, assuming inflation remains unchanged, would result in an increase of $138 million in the pension and other postretirement obligations and in a pre-tax increase of $13 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 6.3% for 2014, 6.4% for 2013, and 6.7% for 2012. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2014 would result in a pre-tax variation of approximately $6 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2014. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
Based on a qualitative and quantitative analysis of current and expected earnings, tax planning strategies, and general business risks, we concluded that we would more likely than not realize our deferred tax assets in Italy.  Appropriate consideration was given to all available evidence, both positive and negative in determining that a valuation allowance was no longer needed. The impact on our income tax provision is a decrease of $27 million in the fourth quarter of fiscal 2014.

On March 31, 2014, New York State enacted corporate tax reform legislation that overhauls the State corporate tax rate. One of the changes is the enactment of a zero tax rate for qualified New York manufacturers effective for tax years beginning on or after January 1, 2014. Certain credits recorded in prior periods will no longer be effective, and therefore, we established a valuation allowance for these credits. The impact to our income tax provision is an increase of $26 million in the fourth quarter of fiscal 2014. Of the $26 million valuation allowance, $12 million relates to credits recognized in prior periods and $14 million relates to current year credits.
As of March 31, 2014, the Company concluded that valuation allowances totaling $426 million were required against its deferred tax assets comprised of the following:

•
$287 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $26 million relates to New York tax credit carryforwards, and the remaining $58 million relates to tax credit carryforwards in certain other foreign jurisdictions.

•	$55 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.

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
Through March 31, 2014, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $436 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction, and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $289 million of these deferred tax assets. Realization of the remaining $147 million of deferred tax assets is dependent on our ability to earn pretax income aggregating approximately $544 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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

"Free cash flow" consists of: (a) net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities and (c) less proceeds from sales of assets. Management believes that "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" is not a measurement of financial performance or liquidity under U.S. GAAP and does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." In addition, the company's method of calculating "Free cash flow" may not be consistent with that of other companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (primarily LME aluminum prices and natural gas), local market premiums, electricity rates, foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2014 consolidated balance sheet.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The market risks we are exposed to as part of our ongoing business operations are materially consistent with our risk exposures in the prior year, as we have not entered into any material new hedging programs.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2014, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(50)
Midwest Transaction Premium aluminum	10%	(1)

Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the year ended March 31, 2014, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter operations in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet 100% of our total electricity requirements for our smelter operations. In April 2014, we executed an agreement to sell our hydroelectric facilities to a third party, pending regulatory approval. Subsequent to the sale of our hydroelectric facilities, the smelter will require energy from alternative sources at market prices in order to operate. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2014, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural Gas	(10)%	(4)
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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive loss" in the Shareholder's equity section of the accompanying consolidated balance sheets. "Net sales" and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our "Net sales" and expenses as expressed in U.S. dollars.

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2014, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(38)
Euro	10%	(49)
Korean won	(10)%	(44)
Canadian dollar	(10)%	(3)
British pound	(10)%	(5)
Swiss franc	(10)%	(21)
Chinese yuan	(10)%	—
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of March 31, 2014, this floor feature was in effect, which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility as of March 31, 2014, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan floor, future interest rates would have to increase by 77 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2014, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 15- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of March 31, 2014.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2014, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia – KRW-CD-3200	(100)	bps	$(1)

Item 8. Financial Statements and Supplementary Data

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (1992).” Based on its assessment, management has concluded that, as of March 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Philip Martens
Philip Martens
President and Chief Executive Officer
May 16, 2014

/s/ Steven Fisher
Steven Fisher
Senior Vice President and Chief Financial Officer
May 16, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries (the Company) at March 31, 2014 and March 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
May 16, 2014

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended March 31,
	2014	2013	2012
Net sales	$9,767	$9,812	$11,063
Cost of goods sold (exclusive of depreciation and amortization)	8,468	8,477	9,743
Selling, general and administrative expenses	461	398	383
Depreciation and amortization	334	292	329
Research and development expenses	45	46	44
Interest expense and amortization of debt issuance costs	304	298	305
(Gain) loss on assets held for sale	(6)	(3)	111
Loss on extinguishment of debt	—	7	—
Restructuring and impairment, net	75	47	64
Equity in net loss of non-consolidated affiliates	12	16	13
Other income, net	(41)	(52)	(58)
	9,652	9,526	10,934
Income before income taxes	115	286	129
Income tax provision	11	83	39
Net income	104	203	90
Net income attributable to noncontrolling interests	—	1	27
Net income attributable to our common shareholder	$104	$202	$63
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended March 31,
	2014	2013	2012
Net income attributable to our common shareholder	$104	$202	$63
Other comprehensive income (loss):
Currency translation adjustment attributable to our common shareholder	122	(53)	(83)
Change in fair value of effective portion of hedges, net, attributable to our common shareholder	(21)	5	(43)
Change in pension and other benefits, net, attributable to our common shareholder	120	(44)	(191)
Other comprehensive income (loss) before income tax effect attributable to our common shareholder	221	(92)	(317)
Income tax provision (benefit) related to items of other comprehensive income (loss) attributable to our common shareholder	44	(15)	(72)
Other comprehensive income (loss), net of tax, attributable to our common shareholder	177	(77)	(245)
Comprehensive income (loss) attributable to our common shareholder	$281	$125	$(182)

Net income attributable to noncontrolling interests	$—	$1	$27
Other comprehensive income (loss):
Currency translation adjustment attributable to noncontrolling interest	(2)	—	(8)
Change in fair value of effective portion of hedges, net, attributable to noncontrolling interest	—	—	(3)
Other comprehensive (loss) income attributable to noncontrolling interest	(2)	—	(11)
Comprehensive (loss) income attributable to noncontrolling interest	$(2)	$1	$16
Comprehensive income (loss)	$279	$126	$(166)
See accompanying notes to the consolidated financial statements.
Novelis Inc.
CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares)	March 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$509	$301
Accounts receivable, net
— third parties (net of allowances of $4 and $3 as of March 31, 2014 and 2013, respectively)	1,382	1,447
— related parties	54	38
Inventories	1,173	1,168
Prepaid expenses and other current assets	101	93
Fair value of derivative instruments	51	109
Deferred income tax assets	101	112
Assets held for sale	102	9
Total current assets	3,473	3,277
Property, plant and equipment, net	3,513	3,104
Goodwill	611	611
Intangible assets, net	640	649
Investment in and advances to non–consolidated affiliates	612	627
Deferred income tax assets	80	75
Other long–term assets
— third parties	173	166
— related parties	12	13
Total assets	$9,114	$8,522
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$92	$30
Short–term borrowings	723	468
Accounts payable
— third parties	1,418	1,207
— related parties	53	47
Fair value of derivative instruments	60	74
Accrued expenses and other current liabilities
— third parties	547	497
— related party	250	—
Deferred income tax liabilities	16	28
Liabilities held for sale	11	1
Total current liabilities	3,170	2,352
Long–term debt, net of current portion	4,359	4,434
Deferred income tax liabilities	425	504
Accrued postretirement benefits	621	731
Other long–term liabilities	271	262
Total liabilities	8,846	8,283
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2014 and 2013	—	—
Additional paid–in capital	1,404	1,654
Accumulated deficit	(1,073)	(1,177)
Accumulated other comprehensive loss	(91)	(268)
Total equity of our common shareholder	240	209
Noncontrolling interests	28	30
Total equity	268	239
Total liabilities and equity	$9,114	$8,522
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended March 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$104	$203	$90
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	334	292	329
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(3)	(28)	(7)
(Gain) loss on assets held for sale	(6)	(3)	111
Loss on extinguishment of debt	—	7	—
Deferred income taxes	(129)	(31)	(33)
Amortization of fair value adjustments, net	12	12	16
Equity in net loss of non–consolidated affiliates	12	16	13
(Gain) loss on foreign exchange remeasurement of debt	(2)	8	13
Loss on sale of assets	9	6	3
Impairment charges	24	4	46
Amortization of debt issuance costs and carrying value adjustment	26	27	25
Other, net	(4)	1	3
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	106	(121)	47
Inventories	17	(160)	214
Accounts payable	159	6	(188)
Other current assets	—	(36)	(10)
Other current liabilities	32	28	(67)
Other noncurrent assets	(9)	(10)	9
Other noncurrent liabilities	20	(18)	(58)
Net cash provided by operating activities	702	203	556
INVESTING ACTIVITIES
Capital expenditures	(717)	(775)	(516)
Proceeds from sales of assets, third party, net of transaction fees	8	19	12
Proceeds from the sale of assets, related party, net of transaction fees	8	2	4
(Outflows) proceeds from investment in and advances to non–consolidated affiliates, net	(16)	3	(1)
Proceeds from settlement of other undesignated derivative instruments, net	15	4	59
Net cash used in investing activities	(702)	(747)	(442)
FINANCING ACTIVITIES
Proceeds from issuance of debt	169	319	271
Principal payments	(164)	(97)	(22)
Short–term borrowings, net	208	332	2
Dividends, noncontrolling interest	—	(2)	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	(9)	(344)
Debt issuance costs	(8)	(8)	(2)
Net cash provided by (used in) financing activities	205	535	(96)
Net increase (decrease) in cash and cash equivalents	205	(9)	18
Effect of exchange rate changes on cash	3	(7)	(12)
Cash and cash equivalents — beginning of period	301	317	311
Cash and cash equivalents — end of period	$509	$301	$317
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(In millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in	Retained Earnings/ (Accumulated	Accumulated Other Comprehensive Income (Loss)	Non- Controlling	Total
	Shares	Amount	Capital	Deficit)	(AOCI)	Interests	Equity
Balance as of March 31, 2011	1,000	$—	$1,830	$(1,442)	$57	$190	$635
Net income attributable to our common shareholder	—	—	—	63	—	—	63
Net income attributable to noncontrolling interests	—	—	—	—	—	27	27
Currency translation adjustment, net of tax provision of $— in AOCI	—	—	—	—	(83)	(8)	(91)
Change in fair value of effective portion of hedges, net of tax benefit of $17 included in AOCI	—	—	—	—	(26)	(3)	(29)
Change in pension and other benefits, net of tax benefit of $55 included in AOCI	—	—	—	—	(136)	—	(136)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	—	(171)	—	(3)	(170)	(344)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(2)	(2)
Balance as of March 31, 2012	1,000	—	1,659	(1,379)	(191)	34	123
Net income attributable to our common shareholder	—	—	—	202	—	—	202
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, net of tax provision of $— in AOCI	—	—	—	—	(53)	—	(53)
Change in fair value of effective portion of hedges, net of tax provision of $— included in AOCI	—	—	—	—	5	—	5
Change in pension and other benefits, net of tax benefit of $15 included in AOCI	—	—	—	—	(29)	—	(29)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	—	—	(5)	—	—	(4)	(9)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2013	1,000	—	1,654	(1,177)	(268)	30	239
Net income attributable to our common shareholder	—	—	—	104	—	—	104
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	122	(2)	120
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $3 included in AOCI	—	—	—	—	(18)	—	(18)
Change in pension and other benefits, net of tax provision of $47 included in AOCI	—	—	—	—	73	—	73
Return of capital	—	—	(250)	—	—	—	(250)
Balance as of March 31, 2014	1,000	$—	$1,404	$(1,073)	$(91)	$28	$268
See accompanying notes to the consolidated financial statements.

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. In October 2007, the Rio Tinto Group purchased all the outstanding shares of Alcan, Inc. References herein to “RTA” refer to Rio Tinto Alcan Inc.
Organization and Description of Business
Novelis Inc. was formed in Canada on September 21, 2004. On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiaries, AV Metals Inc. and AV Minerals N.V. All of Novelis' common shares are directly held by AV Metals Inc. All AV Metals Inc. common shares are directly held by AV Minerals N.V. All AV Minerals N.V. common shares are directly held by Hindalco.
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs) and post-industrial aluminum, such as class scrap. As of March 31, 2014, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in nine of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net income attributable to our common shareholder” includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non-consolidated affiliates" and "Equity in net loss of non-consolidated affiliates".
Reclassifications
Certain reclassifications of the prior period amounts and presentation have been made to conform to the presentation adopted in the current period. Impairment charges were previously presented within "Other income, net" and are now included within "Restructuring and impairment, net."
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) impairment of and assessment of consolidation of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We consume substantial amounts of energy in our rolling operations, our cast house operations and our Brazilian smelting operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including, but not limited to: (a) increases in the cost of natural gas; (b) increases in the cost of supplied electricity or fuel oil related to transportation; (c) interruptions in energy supply due to equipment failure or other causes and (d) the inability to extend energy supply contracts upon expiration on economical terms. A significant increase in energy costs or disruption of energy supplies or supply arrangements could have a material adverse effect on our financial position, results of operations and cash flows.
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
Geographic markets
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, South Korea and Malaysia, and we market our products in these countries, as well as certain other countries in Asia, Africa, and the Middle East. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, or changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations and cash flows.
Other risks and uncertainties
In addition, refer to Note 17 — Fair Value Measurements and Note 20 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.
 Revenue Recognition
We recognize sales when the revenue is realized or realizable, and has been earned. We record sales when a firm sales agreement is in place, delivery has occurred and collectability of the fixed or determinable sales price is reasonably assured.
We recognize product revenue, net of trade discounts, allowances, and estimated billing adjustments, in the reporting period in which the products are shipped and the title and risk of ownership pass to the customer, which is determined based on the individual customer contract of sale. Our standard terms of delivery are included in our contracts of sale, order confirmation documents and invoices. We sell most of our products under contracts based on a “conversion premium,” which is subject to periodic adjustments based on market factors. As a result, the aluminum price risk is largely absorbed by the customer. In situations where we offer customers fixed prices for future delivery of our products, we enter into derivative instruments for all or a portion of the cost of metal inputs to protect our profit on the conversion of the product.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shipping and handling amounts we bill to our customers are included in “Net sales” and the related shipping and handling costs we incur are included in “Cost of goods sold (exclusive of depreciation and amortization).”
Our customers can receive or earn certain incentives including, but not limited to, contract signing bonuses, cash discounts, volume based incentive programs, and support for infrastructure programs. The incentives are recorded as reductions to "Net sales," and are recognized over the minimum contractual period in which the customer is obligated to make purchases from Novelis. For incentives that must be earned, management must make estimates related to customer performance and sales volume to determine the total amounts earned and to be recorded in deductions from revenue. In making these estimates, management considers historical results. The actual amounts may differ from these estimates.
On occasion, and in an attempt to better manage inventory levels, we sell inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties over a future period, based on market prices at the time of repurchase. We record these transactions on a net basis in our consolidated statement of operations through "Cost of goods sold (exclusive of depreciation and amortization)."
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
Restructuring Activities
Restructuring charges, which are recorded within “Restructuring and impairment, net," include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations (ASC 420). Severance costs accounted for under ASC 420 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 2 — Restructuring Programs for further discussion.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts receivable against the allowance for doubtful accounts after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. See Note 3 — Accounts Receivable for further discussion.
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
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in OCI and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other income, net.”
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in "Prepaid expenses and other current assets," "Other long-term assets", "Accrued expenses and other current liabilities," and "Other long-term liabilities" in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset and the effective portion is recorded in "Net sales" consistent with the underlying hedged item and the net ineffectiveness is recorded in "Other income, net."
If no hedging relationship is designated, gains or losses are recognized in “Other income, net” in our current period earnings.
Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.
     The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 17 — Fair Value Measurements for additional discussion related to derivative instruments.
Inventories
We carry our inventories at the lower of their cost or market value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at cost; determined based on the first-in first-out method. See Note 4 — Inventories for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment
We record land, buildings, leasehold improvements and machinery and equipment at cost. We record assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We generally depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. See Note 6 — Property, Plant and Equipment for further discussion.
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
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in “Other income, net” or "(Gain) loss on assets held for sale" in our consolidated statements of operations.
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
For the years ended March 31, 2014 and, 2013, we elected to perform the two-step quantitative impairment test, and for the year ended March 31, 2012, we elected to perform the qualitative assessment. No goodwill impairment was identified in any of the years. See Note 7 — Goodwill and Intangible Assets for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 7 — Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets and intangible assets are included in “Restructuring and impairment, net” in the consolidated statement of operations. See Note 2 - Restructuring and Impairment to our accompanying consolidated audited financial statements for discussion on impairments.
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset (disposal group); the asset (disposal group) is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets (disposal groups); an active program to locate a buyer and other actions required to complete the plan to sell the asset (disposal group) have been initiated; the sale of the asset (disposal group) is probable, and transfer of the asset (disposal group) is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset (disposal group) beyond one year; the asset (disposal group) is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
We initially measure a long-lived asset (disposal group) that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset (disposal group) until the date of sale. We assess the fair value of a long-lived asset (disposal group) less any costs to sell each reporting period it remains classified as held for sale and report any reduction in fair value as an adjustment to the carrying value of the asset (disposal group). Upon being classified as held for sale we cease depreciation. We continue to depreciate long-lived assets to be disposed of other than by sale.
Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group, if material, in the line items "Assets held for sale" and "Liabilities held for sale," respectively, in our consolidated balance sheets. See Note 5 — Assets Held for Sale for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment in and Advances to Non-Consolidated Affiliates
We assess the potential for other-than-temporary impairment of our equity method investments when impairment indicators are identified. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates for further discussion.
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

The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and current related party notes receivable and payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency, energy and interest rate derivative instruments, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. See Note 17 — Fair Value Measurements for further discussion.
Pensions and Postretirement Benefits
Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K., unfunded pension plans in Germany, and unfunded lump sum indemnities in France, Malaysia and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations include unfunded health care and life insurance benefits provided to retired employees in Canada, the U.S. and Brazil.
We account for our pensions and other postretirement benefits in accordance with Accounting Standards Codification 715, Compensation — Retirement Benefits (ASC 715). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to AOCI in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2014 and 2013, we used March 31 as the measurement date.
We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments, curtailments, and settlements. Net actuarial gains and losses are amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy. See Note 13 — Postretirement Benefit Plans for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2014 and 2013, we have no such losses.
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
Costs related to environmental matters are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable. See Note 20 — Commitments and Contingencies for further discussion.
Litigation Contingencies
We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be estimated. We expense professional fees associated with litigation claims and assessments as incurred. See Note 20 — Commitments and Contingencies for further discussion.
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
We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more than likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 19 — Income Taxes for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), we recognize compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability based awards. As such, liabilities for awards under these plans are required to be measured at fair value at each reporting date until the date of settlement. See Note 12 — Share-Based Compensation for further discussion.
Foreign Currency Translation
The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from this translation are included in the currency translation adjustment (CTA) component of AOCI. If there is a planned or completed sale or liquidation of our ownership in a foreign operation, the relevant CTA is recognized in our consolidated statement of operations.
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates and transaction gains and losses are included in “Other income, net” in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.
Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2014, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, and ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The amendments in this update require us to disclose information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The adoption of this standard had no impact on our consolidated financial position or results of operations, but required additional disclosure in Note 17 - Fair Value Measurements.
Effective for the first quarter of fiscal 2014, we adopted Financial Accounting Standards Board ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendment requires that we present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, we would instead cross reference to the related footnote for additional information. The adoption of this standard had no impact on our consolidated financial position or results of operations, but required additional disclosure for which we added in Note 16 - Accumulated Other Comprehensive Income (Loss).
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. We will adopt this standard prospectively in our first quarter ending June 30, 2015 and our current accounting policies comply with this guidance. Therefore, this will not have a material impact to our historical financial statements.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The guidance will be applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We will adopt this standard prospectively in our first quarter ending June 30, 2015 on future disposals. The accounting treatment and classification of future disposals under this new standard could differ from our current treatment and classification of disposals in our current consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT

“Restructuring and impairment, net” for the year ended March 31, 2014 was $75 million, which included impairment charges unrelated to restructuring actions of $17 million on certain non-core assets in Brazil, $5 million on certain capitalized software assets, and $2 million on other long-lived assets. "Restructuring and impairment, net” for the year ended March 31, 2013 was $47 million, which included impairment charges unrelated to restructuring actions of $2 million on long-lived assets in South Korea and Brazil. “Restructuring and impairment, net” for the year ended March 31, 2012 was $64 million, which included impairment charges unrelated to restructuring actions of $4 million on certain non-core assets in Brazil.

The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total Restructuring liabilities	Other restructuring charges (A)	Total Restructuring charges	Other impairments (B)	Total Restructuring and impairments, net
Balance as of March 31, 2011	$50
Fiscal 2012 Activity:
-Provisions	39
-Reversal of expense	(21)
Expenses, net	18	$42	$60	$4	$64
Cash payments	(37)
Foreign currency translation and other	(3)
Balance as of March 31, 2012	28
Fiscal 2013 Activity:
Expenses	40	5	45	2	47
Cash payments	(34)
Foreign currency translation and other	(1)
Balance as of March 31, 2013	33
Fiscal 2014 Activity:
Expenses	48	$3	$51	$24	$75
Cash payments	(34)
Balance as of March 31, 2014	$47

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability and impairments related to a restructuring activity.

(B)	Other impairment charges not related to a restructuring activity.
As of March 31, 2014, $30 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $17 million was classified as long-term and was included in "Other long-term liabilities" on our consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Year ended March 31,
	2014	2013	2012	Prior to April 1, 2012
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$5	$—	$—
Fixed asset impairment (A)	—	—	28	—
Other exit related costs	1	—	—	—
Period expenses (A)	1	3	—	—

Relocation of R&D operations to Kennesaw, Georgia
Severance	1	8	3	—
Relocation costs	1	—	—	—
Period expenses (A)	1	—	—	—

Relocation of North America headquarters to Atlanta, Georgia
Severance and other	—	—	3	17

Evermore joint venture exit
Contract termination penalty fee	—	2	—	—
Fixed asset impairment (A)	—	1	—	—
Total restructuring charges - North America	$5	$19	$34	$17

Restructuring payments - North America
Severance	$(4)	$(10)	$(6)
Other	(2)	(3)	(1)
Total restructuring payments - North America	$(6)	$(13)	$(7)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility, which was driven by the need to right-size production capacity in North America, along with the increasing logistics costs and structural challenges at the facility. In fiscal 2012, we also relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia. Due to the relocation of our North America headquarters from Cleveland, Ohio to Atlanta, Georgia, where the Company's corporate offices are located, we incurred severance and other charges in fiscal 2012. In fiscal 2013, we withdrew from the UBC recycling joint venture with Alcoa Inc., known as Evermore, and established a new organization for the procurement of scrap in North America, which allows us to more seamlessly operate a global recycling network and strategy.
As of March 31, 2014, the outstanding restructuring liability for the North America segment was $4 million, which relates to $3 million of severance charges and $1 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Year ended March 31,
	2014	2013	2012	Prior to April 1, 2012
Restructuring charges - Europe
Business optimization
Severance	$26	$10	$6	$—
Pension curtailment loss (A)	1	—	—	—

Göttingen lithographic sheet line closure
Severance	—	—	14	—

Rogerstone plant closure
Severance	—	—	—	18
Environmental remediation charges (reversal)	—	—	(21)	21
Fixed asset impairments	—	—	—	22
Other exit costs	—	1	1	2

Bridgenorth plant closure
Severance and environmental	—	—	—	8
Fixed asset impairment	—	—	4	5
Other exit costs	—	—	4	2

Other restructuring charges	—	—	5	—
Total restructuring charges - Europe	$27	$11	$13	$78

Total restructuring payments - Europe
Severance	$(18)	$(17)	$(12)
Other	(1)	(2)	(13)
Total restructuring payments - Europe	$(19)	$(19)	$(25)

(A)     These charges were not recorded through the restructuring liability.

The business optimization actions relate to the general and administrative functions of planned activities, including the shutdown of facilities, staff rationalization and other activities, to optimize the operations of our business in Europe. In fiscal 2012, we shut down our lithographic sheet line in our Göttingen, Germany facility. Additionally, we consolidated our foil and laminating operations in Europe by closing our Bridgnorth, U.K. facility in fiscal 2011. In fiscal 2010, we also closed our aluminum sheet mill in Rogerstone, South Wales, U.K. to reduce labor and overhead costs through capacity and staff reductions in Europe. Other restructuring charges refers to additional restructuring activities, including severance at various plants and other exit costs.

As of March 31, 2014, the outstanding restructuring liability for the Europe segment was $18 million and relates to $17 million of severance charges and $1 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South America

The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Year ended March 31,
	2014	2013	2012	Prior to April 1, 2012
Restructuring charges - South America
Non-core assets
Severance	$2	$3	$—	$—
Asset impairments (A)	—	1	—	—
Contract termination and other	1	5	—	—
Environmental charges	16	—	—	—

Aratu plant closure
Severance	—	—	—	7
Asset impairments (A)	—	—	7	—
Other exit costs	—	6	—	—

Santo Andre rolling mill closure
Severance	—	—	1	—
Asset impairments (A)	—	—	3	—
Total restructuring charges - South America	$19	$15	$11	$7

Restructuring payments - South America
Severance	$(4)	$(1)	$(1)
Other	(4)	(1)	(1)
Total restructuring payments - South America	$(8)	$(2)	$(2)

(A)     These charges were not recorded through the restructuring liability.

The non-core asset charges were recorded due to activities that represent steps in aligning our global growth strategy on the premium markets of beverage cans, automobiles, and specialty products, including the shut-down of one of our primary aluminum smelter lines in Ouro Preto, Brazil. In fiscal 2012 we ceased production of converter foil for flexible packaging and stopped production of one rolling mill at our Santo Andre plant in Brazil. In fiscal 2011 we closed our primary aluminum smelter in Aratu, Brazil. For further information on environmental charges see Note 20 – Commitments and Contingencies.

As of March 31, 2014, the outstanding restructuring liability for the South America segment was $24 million and relates to environmental, contract termination, and other exit related costs.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corporate

The following table summarizes our restructuring activity for the Corporate segment by plan (in millions).

	Year ended March 31
	2014	2013	2012	Prior to April 1, 2012
Restructuring charges - Corporate
Other relocation costs of global headquarters	$—	$—	$2	$3

Restructuring payments - Corporate
Severance	—	—	(2)
Other	(1)	—	(1)
Total restructuring payments - Corporate	$(1)	$—	$(1)

The other relocation costs relate to lease termination costs incurred in the relocation of our global headquarters to a new facility in Atlanta, Georgia and other contract termination fees.
As of March 31, 2014, the outstanding restructuring liability for the Corporate segment was $1 million related to other relocation costs of global headquarters.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACCOUNTS RECEIVABLE
“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2014	2013
Trade accounts receivable	$1,303	$1,359
Other accounts receivable	83	91
Accounts receivable — third parties	1,386	1,450
Allowance for doubtful accounts — third parties	(4)	(3)
Accounts receivable, net — third parties	$1,382	$1,447

Other accounts receivable — related parties	$54	$38
Allowance for Doubtful Accounts
As of March 31, 2014 and 2013, our allowance for doubtful accounts represented approximately 0.3% and 0.2%, respectively, of gross accounts receivable.
Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written- Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2012	$7	$1	$(2)	$(1)	$5
Year Ended March 31, 2013	$5	$2	$(4)	$—	$3
Year Ended March 31, 2014	$3	$2	$(1)	$—	$4
Forfaiting and Factoring of Trade Receivables
Forfaiting of Trade Receivables
Novelis Korea Limited forfaits trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 150 days. Forfaiting is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in our consolidated balance sheets.
Factoring of Trade Receivables
Novelis Brazil and Novelis Italy factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables. Invoices in which the full balance is factored are not included in our consolidated balance sheets.

Summary Disclosures of Financial Amounts
The following tables summarize amounts relating to our forfaiting and factoring activities (in millions).

	Year Ended March 31,
	2014	2013	2012
Receivables forfaited	$614	$352	$235
Receivables factored	$467	$112	$61
Forfaiting expense	$2	$1	$1
Factoring expense	$3	$1	$1

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2014	2013
Forfaited receivables outstanding	$137	$98
Factored receivables outstanding	$108	$25

4.    INVENTORIES
“Inventories” consist of the following (in millions).

	March 31,
	2014	2013
Finished goods	$234	$245
Work in process	431	502
Raw materials	395	319
Supplies	113	102
Inventories	$1,173	$1,168

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    ASSETS HELD FOR SALE
We are focused on capturing the global growth we see in our premium product markets of beverage can, automotive and specialties. We continue to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we focus on growing in attractive market segments, while also taking actions to exit unattractive ones. The following transactions relate to exiting certain non-core operations and are steps in aligning our growth strategy on the premium product markets.
In March 2014, we made a decision to sell our hydroelectric power generation operations, including our investment in the Consorcio Candonga joint venture, in Brazil. In April 2014, we entered into an agreement to sell the operations to a third party. The sale is expected to take place within the next twelve months and is pending regulatory approval. The related assets of $70 million have been classified as "Assets held for sale" in our consolidated balance sheet as of March 31, 2014. The estimated fair market value of the hydroelectric power assets is in excess of the net book value.
In December 2013, we sold certain land in Brazil for $6 million in cash and recognized a $6 million "Gain on assets held for sale" in the consolidated statement of operations. We have also made a decision to sell certain mining rights related to this property and expect this will occur within the next twelve months, subject to regulatory approval. We have recorded the net book value of the mining rights asset of $1 million as "Assets held for sale" as of March 31, 2014. The estimated fair market value of the mining rights is in excess of the net book value.
In September 2013, we executed an agreement to sell most of our North America foil operations to a third party. The transaction is expected to close within the next twelve months, subject to regulatory approval. The related assets of $31 million and liabilities of $11 million have been classified as "Assets held for sale" and "Liabilities held for sale" in our consolidated balance sheet as of March 31, 2014. The estimated fair market value of the assets and liabilities is in excess of net book value.
In August 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, for $8 million in cash. The sales price approximated the net book value of the assets and liabilities sold; therefore, we recorded no gain or loss. The related assets of $9 million and liabilities of $1 million were classified as "Assets held for sale" and "Liabilities held for sale" in our consolidated balance sheet as of March 31, 2013.
In June 2012, we sold three aluminum foil and packaging plants in our Europe segment to American Industrial Acquisition Corporation (AIAC) for $18 million of cash, net of transaction fees. We recorded a gain on the disposal of these asset and liabilities of $3 million in the year ended March 31, 2013 and an estimated loss of $111 million in the year ended March 31, 2012, which was recorded as “(Gain) loss on assets held for sale” in the consolidated statement of operations.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	March 31,
	2014	2013
Assets held for sale
Accounts receivable	$10	$—
Inventories	15	—
Prepaid expenses and other current assets	1	—
Property, plant and equipment, net	37	9
Investment in and advances to non-consolidated affiliates	39	—
Total assets held for sale	$102	$9

Liabilities held for sale
Accounts payable	$4	$—
Accrued expenses and other current liabilities	7	—
Other liabilities	—	1
Total liabilities held for sale	$11	$1

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT
“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2014	2013
Land and property rights	$174	$188
Buildings	1,029	864
Machinery and equipment	3,606	2,928
	4,809	3,980
Accumulated depreciation and amortization	(1,977)	(1,747)
	2,832	2,233
Construction in progress	681	871
Property, plant and equipment, net	$3,513	$3,104
As of March 31, 2014 and 2013, there were $752 million and $582 million, respectively, of fully depreciated assets included in our consolidated balance sheets.
Depreciation expense related to property, plant, and equipment, net is shown in the table below (in millions). For the years ended March 31, 2014, 2013 and 2012, we capitalized $33 million, $36 million and $12 million in interest related to construction of property, plant and equipment and intangibles under development, respectively.

	Year Ended March 31,
	2014	2013	2012
Depreciation expense related to property, plant and equipment, net	$279	$242	$283

 Asset impairments
Impairment charges are recorded in "Restructuring and impairment, net." For the year ended March 31, 2014, we recorded impairment charges on long-lived assets of $19 million which included $17 million related to certain non-core assets in Brazil and $2 million on other long-lived assets. For the year ended March 31, 2013, we recorded impairment charges of $4 million related to our exit from the Evermore joint venture, the closure of an aluminum smelter line in Ouro Preto, Brazil, and other long-lived assets. For the year ended March 31, 2012, we recorded impairment charges of $46 million which included $42 million related to the closure of our Saguenay and Bridgnorth facilities and $4 million in impairment charges on other long-lived assets. See Note 2 — Restructuring and impairment for additional information on asset impairments classified as “Restructuring and impairment, net.”
Leases
We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates, and we lease assets in Sierre, Switzerland, including a fifteen-year capital lease through December 2019 from RTA. During fiscal 2013, we entered into various capital lease arrangements to upgrade and expand our information technology infrastructure. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs.
The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2014	2013	2012
Rent expense	$21	$21	$27

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments as of March 31, 2014, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating Leases	Capital Lease Obligations
2015	$25	$12
2016	20	12
2017	19	12
2018	17	9
2019	15	8
Thereafter	65	6
Total minimum lease payments	$161	$59
Less: interest portion on capital lease		11
Principal obligation on capital leases		$48
Assets and related accumulated amortization under capital lease obligations as of March 31, 2014 and 2013 are as follows (in millions).

	March 31,
	2014	2013
Assets under capital lease obligations:
Buildings	$12	$11
Machinery and equipment	81	82
	93	93
Accumulated amortization	(65)	(56)
	$28	$37

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    GOODWILL AND INTANGIBLE ASSETS
There were no changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2014 and 2013. The following table summarizes “Goodwill” (in millions) for the years ended March 31, 2014 and 2013.

	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,148	$(860)	$288
Europe	511	(330)	181
South America	292	(150)	142
	$1,951	$(1,340)	$611
The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2014				March 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$142	$(49)	$93	$138	$(41)	$97
Technology and software	12 years	335	(129)	206	284	(102)	182
Customer-related intangible assets	20 years	470	(160)	310	460	(134)	326
Favorable energy supply contract	9.5 years	124	(93)	31	124	(80)	44
	16.3 years	$1,071	$(431)	$640	$1,006	$(357)	$649
In the year ended March 31, 2014, we recorded $5 million of impairment charges related to certain capitalized software, which is recorded as “Restructuring and impairment, net” in our consolidated statement of operations.
Our favorable energy supply contract is amortized over its estimated useful life using a method that reflects the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.
Amortization expense related to “Intangible assets, net” is as follows (in millions):

	Year Ended March 31,
	2014	2013	2012
Total Amortization expense related to intangible assets	$67	$63	$59
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	(12)	(13)	(13)
Amortization expense related to intangible assets included in “Depreciation and amortization”	$55	$50	$46

(A)	Relates to amortization of favorable energy supply contract.
Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2015	$70
2016	70
2017	66
2018	59
2019	59

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

	March 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$1	$1
Accounts receivable	38	35
Inventories	42	38
Prepaid expenses and other current assets	1	1
Total current assets	82	75
Property, plant and equipment, net	14	17
Goodwill	12	12
Deferred income taxes	63	68
Other long-term assets	3	3
Total assets	$174	$175
Liabilities
Current liabilities
Accounts payable	$26	$29
Accrued expenses and other current liabilities	13	14
Total current liabilities	39	43
Accrued postretirement benefits	141	154
Other long-term liabilities	2	3
Total liabilities	$182	$200

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have an investment as of March 31, 2013 or March 31, 2014, and which we account for using the equity method. We do not control our non-consolidated affiliates, but have the ability to exercise significant influence over their operating and financial policies. We have no material investments that we account for using the cost method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH	Corporation	50%
Consorcio Candonga (A)	Unincorporated Joint Venture	50%
MiniMRF LLC (B)	Limited Liability Company	50%

(A)
As of March 31, 2014, our investment in Consorcio Candonga (Candonga) was classified as "Assets held for sale" as this investment is part of the hydroelectric power assets that we have entered into an agreement to sell to a third party. The Candonga joint venture continues to operate and the results of its operating activities are included below. The operating results are not material to the Company.

(B)
In March 2014, we made a decision to withdraw from our investment in MiniMRF LLC, in which we had a 50% ownership. The write-off of our investment as a result of this withdraw was less than $1 million. The operating results of MiniMRF LLC were not material to the Company.

The following table summarizes the assets, liabilities and equity of our equity method affiliates in the aggregate as of March 31, 2014 and 2013 (in millions).

	March 31,
	2014	2013
Assets:
Current assets	$183	$156
Non-current assets	484	449
Total assets	$667	$605
Liabilities:
Current liabilities	$132	$121
Non-current liabilities	268	247
Total liabilities	400	368
Equity:
Total equity	267	237
Total liabilities and equity	$667	$605

As of March 31, 2014, the investment in our equity method investees (including Candonga, which is recorded in "Assets held for sale") in the aggregate exceeded our proportionate share of the net assets of the equity method investees by $517 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2014, 2013 and 2012; and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Year Ended March 31,
	2014	2013	2012
Net sales	$550	$489	$505
Costs and expenses related to net sales	543	488	489
Provision for taxes on income	4	2	7
Net income (loss)	$3	$(1)	$9
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$275	$244	$252

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

	March 31,
	2014	2013
Accounts receivable-related parties	$54	$38
Other long-term assets-related parties	$12	$13
Accounts payable-related parties	$53	$47

We earned less than $1 million of interest income on a loan due from Alunorf during each of the years presented in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of March 31, 2014 and 2013.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2014, there were no amounts outstanding under our guarantee with Alunorf.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with our parent company, Hindalco. During the years ended March 31, 2014, 2013 and 2012 we recorded “Net sales” and collected cash proceeds of $1 million, $5 million, and $5 million, respectively, between Novelis and our parent related primarily to sales of aluminum coils and other services. During the year ended March 31, 2014, we sold our bauxite mining rights and certain alumina assets and liabilities in Brazil to our parent for $8 million in cash. As of March 31, 2014 and 2013 there were less than $1 million of "Accounts receivable, net" outstanding related to transactions with Hindalco.
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
In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014. The $250 million return of capital is recorded as "Accrued expenses and other current liabilities — related party" in our consolidated balance sheet as of March 31, 2014.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2014	2013
Accrued compensation and benefits	$182	$130
Accrued interest payable	66	67
Accrued income taxes	31	28
Other current liabilities	268	272
Accrued expenses and other current liabilities — third parties	$547	$497

Accrued expenses and other current liabilities — related party	$250	$—

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    DEBT
Debt consists of the following (in millions).

	March 31, 2014					March 31, 2013
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.58%	$723	$—		$723	$468	$—		$468
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,749	(20)	(B)	1,729	1,767	(27)	(B)	1,740
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	11	—		11	12	—		12
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 166 billion)	3.62%	155	—		155	149	—		149
Novelis Switzerland S.A.
Capital lease obligation, due December 2019 (Swiss francs (CHF) 32 million)	7.50%	36	(1)	(C)	35	38	(1)	(C)	37
Novelis do Brasil Ltda.
BNDES loans, due February 2015 through April 2021 (BRL $29 million)	5.92%	13	(2)	(D)	11	18	(3)	(D)	15
Other
Other debt, due through December 2020	4.20%	10	—		10	11	—		11
Total debt — third parties		5,197	(23)		5,174	4,963	(31)		4,932
Less: Short term borrowings		(723)	—		(723)	(468)	—		(468)
Current portion of long term debt		$(92)	$—		$(92)	$(30)	$—		(30)
Long-term debt, net of current portion — third parties:		$4,382	$(23)		$4,359	$4,465	$(31)		$4,434

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2014, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012, 2013 and 2014. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

(D)
The unamortized carrying value balance includes issuance discounts related to the difference resulting from the contractual rates of interest specified in the instruments that are lower than the market rates of interest upon issuance.

 Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of March 31, 2014 for our debt denominated in foreign currencies) are as follows (in millions).

As of March 31, 2014	Amount
Short-term borrowings and Current portion of long term debt due within one year	$815
2 years	126
3 years	1,725
4 years	1,110
5 years	10
Thereafter	1,411
Total	$5,197

Senior Secured Credit Facilities
As of March 31, 2014, the senior secured credit facilities consist of (1) a $1.7 billion four-year secured term loan credit facility (Term Loan Facility) and (2) a $1.0 billion five-year asset based loan facility (ABL Revolver) which has a provision that allows the facility to be increased by an additional $500 million. The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times. The Term Loan Facility was amended in March 2013 by adding an incremental $80 million to the facility and revising the interest rate to equal LIBOR (with a floor of 1%) plus a spread of 2.75%. This amendment resulted in a $7 million loss on debt extinguishment in the year ended March 31, 2013.
In May 13, 2013, we amended and extended our asset based loan facility (ABL Facility) by entering into a $1.0 billion, five-year, Senior Secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% plus a prime spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the Term Loan Revolver are outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of March 31, 2014, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short-Term Borrowings
As of March 31, 2014, our short-term borrowings were $723 million consisting of $546 million of short-term loans under our ABL Revolver, $47 million (KRW 50 billion) in Novelis Korea bank loans, $108 million in short term loans under the Novelis Brazil loans, $20 million (VND 429 billion) in Novelis Vietnam loans and $2 million of other short term borrowings. The weighted average interest rate on our total short-term borrowings was 3.58% and 3.30% as of March 31, 2014 and March 31, 2013, respectively.
As of March 31, 2014, $17 million of the ABL Revolver was utilized for letters of credit, and we had $380 million in remaining availability under the ABL Revolver.
In May 2013, Novelis Korea entered into two new revolving loan facilities. As of March 31, 2014, one of the facilities has a borrowing capacity of $28 million (KRW 30 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. The second facility has a borrowing capacity of $47 million (KRW 50 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. Both facilities mature in May 2015. As of March 31, 2014, we had no borrowings outstanding under these revolving loan facilities.
In March 2014, Novelis Korea entered into a new committed credit line with a borrowing capacity of $56 million (KRW 60 billion). The new facility bears an interest rate of the three month Korean Interbank Offered Rate plus a spread of 1.25%. As of March 31, 2014, we had no borrowings outstanding under this loan facility.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes). On October 12, 2012, we elected to redeem all of the outstanding 7.25% Senior Notes due 2015 (the 7.25% Notes). We made payment to the holders of the remaining 7.25% Notes of $76 million and retired them during the third quarter of fiscal year 2013.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of March 31, 2014, we were in compliance with the covenants in the Notes.
Korean Bank Loans
As of March 31, 2014, Novelis Korea had $155 million (KRW 166 billion) of outstanding long-term loans with various banks, of which $47 million is due within one year. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.88% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.62% as of March 31, 2014.
Brazil BNDES Loans
From February 2011 through September 2012, Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of March 31, 2014, we had $13 million (BRL 29 million) outstanding under the BNDES loan agreements at a current weighted average rate of 5.92% with maturity dates of February 2015 through April 2021.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Long-term Debt
In December 2004, we entered into a fifteen-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $2.0 million). As of March 31, 2014, we had $36 million (CHF 32 million) outstanding under this capital lease.
During fiscal 2013, Novelis Inc. entered into various five-year capital lease arrangements to upgrade and expand our information technology infrastructure. As of March 31, 2014, we had $11 million outstanding under these capital leases.
As of March 31, 2014, we had $10 million of other capital lease obligations as well as loans in Asia with due dates through December 2020.
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
The Hindalco SARs and Novelis SARs vest at the rate of 25% per year, subject to the achievement of an annual performance target, and expire 7 years from their original grant date. Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. Each Novelis SAR is to be settled in cash based on the difference between the fair value of one Novelis phantom share on the original date of grant and the fair value of a phantom share on the date of the exercise. The amount of cash paid to settle Hindalco SARs and Novelis SARs are limited to two and a half or three times the target payout, depending on the plan year. The Hindalco SARs and Novelis SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco SARs and Novelis SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
The performance criterion for vesting of both the Hindalco SARs and Novelis SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target operating EBITDA. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined.
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
On May 13, 2013, the Company's board of directors amended the long-term incentive plans for fiscal years 2010 - 2013 (FY 2010 Plan), fiscal years 2011- 2014 (FY 2011 Plan), fiscal years 2012 - 2015 (FY 2012 Plan) and fiscal years 2013 - 2016 (FY 2013 Plan). The amendment gave each participant the option to cancel a portion of their outstanding Hindalco SARs for a lump-sum cash payment and/or the issuance of new Novelis SARs. The remaining Hindalco SARs and the new Novelis SARs continue to vest according to the terms and conditions of the original grant. The following tables reflect the activity related to the participants' elections under the amendment.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our consolidated statements of operations. As the performance criteria for fiscal years 2015, 2016 and 2017 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

	Year Ended March 31,
	2014	2013	2012
Total compensation (income) expense	$27	$(3)	$1
The table below shows the RSUs activity for the year ended March 31, 2014.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2013	3,591,406	136.22	$5
Granted	2,154,629	105.38	1
Exercised	(853,574)	111.51	—
Forfeited/Cancelled	(401,601)	119.63	—
RSUs outstanding as of March 31, 2014	4,490,860	120.42	$11

The table below shows Hindalco SARs activity for the year ended March 31, 2014.

	Number of Hindalco SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	38,971,573	120.40	4.8	$2
Granted	7,620,976	105.56	6.0	5
Exercised	(1,338,161)	75.45	—	(1)
Forfeited/Cancelled	(23,618,996)	123.44	—	—
SARs outstanding as of March 31, 2014	21,635,392	112.26	4.3	13
SARs exercisable as of March 31, 2014	8,752,667	106.54	—	$—

The table below shows the Novelis SARs activity for the year ended March 31, 2014.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2013	—	—	—	$—
Granted	721,248	90.01	5.3	1
Exercised	(3,598)	85.60	—	—
Forfeited/Cancelled	(49,248)	89.21	—	—
SARs outstanding as of March 31, 2014	668,402	90.09	5.3	2
SARs exercisable as of March 31, 2014	37,746	101.81	—	$—

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Year ended March 31,
	2014	2013	2012
Risk-free interest rate	8.67% - 8.96%	7.84% - 7.96%	8.27% - 8.60%
Dividend yield	0.99%	1.69%	1.04%
Volatility	37% - 51%	37% - 52%	47% - 57%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Year ended March 31,
	2014	2013	2012
Risk-free interest rate	0.96% - 2.05%	—%	—%
Dividend yield	—%	—%	—%
Volatility	28% - 41%	—%	—%
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
The cash payments made to settle SAR liabilities were $15 million, $2 million, and $9 million, in the years ended March 31, 2014, 2013, and 2012, respectively. Total cash payments made to settle Hindalco RSUs were $2 million for the year ended March 31, 2014. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million which is expected to be recognized over a weighted average period of 2.7 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $10 million, which is expected to be recognized over a weighted average period of 2.7 years. Unrecognized compensation expense related to the RSUs was $6 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the US, Canada, and Brazil. We have combined our domestic and foreign postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation, as our foreign benefit obligation is 93% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
In August 2013, the Company amended its U.S. non-union retiree medical plan. Beginning January 2014, the health care benefits provided by the Company to retirees' was discontinued and replaced with the retirees' option to participate in a new Retiree Health Access Exchange (RHA). For calendar year 2014 and 2015, the Company will subsidize a portion of the retiree medical premium rates of the RHA. The Company will not provide a subsidy beginning in calendar year 2016. The amendments to the plan resulted in a plan remeasurement and recognition of a negative plan amendment, which reduced our obligation by $97 million as of August 31, 2013. The negative plan amendment, net of unrecognized actuarial losses resulted in a credit balance of $70 million recorded in AOCI as of August 31, 2013. The $70 million is being amortized, on a straight-line basis, as a reduction to net periodic benefit cost from September 1, 2013 through December 31, 2015, subject to an annual remeasurement adjustment.
On June 28, 2012, the Company amended a U.S. nonunion benefit plan which reduced postretirement life insurance benefits to retirees and eliminated the postretirement life insurance benefits for active employees. As a result, we recognized a negative plan amendment and a curtailment gain of $14 million which was recorded as an adjustment to "Accumulated other comprehensive loss" during the first quarter of fiscal 2013 and is being amortized, on a straight-line basis, as a reduction to net periodic benefit cost.
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

	Year Ended March 31,
	2014	2013	2012
Funded pension plans	$31	$47	$57
Unfunded pension plans	13	13	13
Savings and defined contribution pension plans	20	18	19
Total contributions	$64	$78	$89
During fiscal year 2015, we expect to contribute $34 million to our funded pension plans, $14 million to our unfunded pension plans and $22 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions).

	Pension Benefits		Other Benefits
	Year Ended March 31,		Year Ended March 31,
	2014	2013	2014	2013
Benefit obligation at beginning of period	$1,581	$1,484	$234	$228
Service cost	48	43	8	10
Interest cost	63	64	7	10
Members’ contributions	5	5	—	—
Benefits paid	(51)	(56)	(9)	(8)
Amendments	(5)	1	(89)	(16)
Divestitures/transfers	—	(9)	—	—
Curtailments and settlements	(8)	(25)	—	(1)
Actuarial (gains) losses	(5)	105	(15)	11
Other	(1)	—	—	—
Currency losses (gains)	45	(31)	(1)	—
Benefit obligation at end of period	$1,672	$1,581	$135	$234
Benefit obligation of funded plans	$1,417	$1,375	$—	$—
Benefit obligation of unfunded plans	255	206	135	234
Benefit obligation at end of period	$1,672	$1,581	$135	$234

	Pension Benefits
	Year Ended March 31,
	2014	2013
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,066	$996
Actual return on plan assets	79	99
Members’ contributions	5	5
Benefits paid	(51)	(56)
Company contributions	44	60
Settlements	(4)	(17)
Other	(2)	—
Currency gains (losses)	26	(21)
Fair value of plan assets at end of period	$1,163	$1,066

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2014		2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded Status at end of period:
Assets less the benefit obligation of funded plans	$(254)	$—	$(309)	$—
Benefit obligation of unfunded plans	(255)	(135)	(206)	(234)
	$(509)	$(135)	$(515)	$(234)
As included on consolidated balance sheet
Accrued expenses and other current liabilities	$14	$9	$10	$8
Accrued postretirement benefits	495	126	505	226
	$509	$135	$515	$234
The postretirement amounts recognized in “Accumulated other comprehensive (loss) income,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2014		2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial (loss)	$(281)	$(24)	$(310)	$(46)
Prior service credit	13	80	9	15
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(268)	$56	$(301)	$(31)
The estimated amounts that will be amortized from “Accumulated other comprehensive (loss) income” into net periodic benefit cost in fiscal 2015 (exclusive of equity method investments) are $21 million for pension benefits related to net actuarial losses of $23 million partially offset by prior service credits of $2 million, and $31 million for other postretirement benefits, related to amortization of prior service credits of $40 million partially offset by net actuarial losses of $9 million.
The postretirement changes recognized in “Accumulated other comprehensive (loss) income,” before tax effects, are presented in the table below (in millions), and include the impact related to our equity method investments.

	March 31,
	2014		2013
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive (loss) income	$(301)	$(31)	$(249)	$(39)
Curtailments and settlements	1	—	8	—
Plan amendment	5	89	(1)	16
Net actuarial gain (loss)	8	15	(90)	(10)
Amortization of:
Prior service credits	(2)	(24)	(2)	(1)
Actuarial loss	31	7	29	3
Effect of currency exchange	(10)	—	4	—
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(268)	$56	$(301)	$(31)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are presented in the table below (in millions).

	March 31,
	2014	2013
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,672	$1,581
Accumulated benefit obligation	$1,527	$1,449
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,672	$1,581
Fair value of plan assets	$1,163	$1,066
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,507	$1,432
Fair value of plan assets	$1,136	$1,046
 Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2015	$64	$9
2016	66	7
2017	70	6
2018	73	7
2019	78	7
2020 through 2024	461	45
Total	$812	$81
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Net periodic benefit cost
Service cost	$48	$43	$42	$8	$10	$9
Interest cost	63	64	68	7	10	10
Expected return on assets	(67)	(64)	(63)	—	—	—
Amortization — losses	30	28	11	7	3	1
Amortization — prior service (credit)	(2)	(2)	(1)	(24)	(1)	—
Curtailment/settlement losses	1	1	1	—	—	—
Net periodic benefit cost (income)	$73	$70	$58	$(2)	$22	$20
Proportionate share of non-consolidated affiliates’ deferred pension costs	7	5	3	—	—	—
Total net periodic benefit costs (income) recognized	$80	$75	$61	$(2)	$22	$20

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Weighted average assumptions used to determine benefit obligations
Discount rate	4.0%	3.9%	4.4%	4.1%	3.8%	4.2%
Average compensation growth	3.1%	3.1%	3.4%	3.5%	3.5%	3.9%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.9%	4.4%	5.3%	3.8%	4.2%	5.2%
Average compensation growth	3.1%	3.4%	3.3%	3.5%	3.9%	3.9%
Expected return on plan assets	6.3%	6.4%	6.7%	—%	—%	—%
In selecting the discount appropriate discount rate for each plan, for pension and other postretirement plans in Canada, the United States, United Kingdom, and other Euro zone countries, we used spot rate yield curves and individual bond matching models. For other countries we used published long-term high quality corporate bond indices with adjustments made to the index rates based on the duration of the plans' obligation.
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 6.1% in fiscal 2015.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $9 million in fiscal 2014 and paid $8 million in fiscal 2013, respectively. The assumed health care cost trend used for measurement purposes is 7.5% for fiscal 2015, decreasing gradually to 5% in 2019 and remaining at that level thereafter.
A change of one percentage point in the assumed health care cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$4	$(2)
Effect on benefit obligation	$17	$(14)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance ASC No. 712, Compensation — Retirement Benefits. “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets includes $12 million, $5 million, $12 million, and $6 million as of March 31, 2014 and 2013, respectively, for these benefits.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2014	2013
Equity	22 - 53%	39%	47%
Fixed income	43 - 72%	57%	46%
Real estate	0 - 15%	1%	2%
Other	0 - 17%	3%	5%
Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis (in millions). Please see Note 17— Fair value measurements for a description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and classified in Level 2, and the UK, Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).

Pension Plan Assets

	March 31, 2014 Fair Value Measurements Using				March 31, 2013 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$48	$405	$—	$453	$56	$447	$—	$503
Fixed income	—	665	—	665	14	480	—	494
Real estate	—	15	—	15	—	16	—	16
Cash and cash equivalents	6	—	—	6	10	—	—	10
Other	—	24	—	24	—	43	—	43
Total	$54	$1,109	$—	$1,163	$80	$986	$—	$1,066

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other income, net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2014	2013	2012
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(26)	$(16)	$16
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	17	5	(6)
Loss released from accumulated other comprehensive income	2	1	1
Currency (gains) losses, net	$(7)	$(10)	$11
The following currency gains (losses) are included in “AOCI,” net of tax and “Noncontrolling interests” (in millions).

	Year Ended March 31,
	2014	2013	2012
Cumulative currency translation adjustment — beginning of period	$(30)	$23	$114
Effect of changes in exchange rates	120	(42)	(79)
Sale of investment in foreign entities (A)	—	(11)	(12)
Cumulative currency translation adjustment — end of period	$90	$(30)	$23

(A)
We reclassified $11 million and $12 million of cumulative currency gains from AOCI to “(Gain) loss on assets held for sale” in the years ended March 31, 2013 and March 31, 2012, respectively, related to the sale of three aluminum foil and packaging plants in Europe. See Note 5 — Assets Held For Sale.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The gross fair values of our financial instruments and commodity contracts as of March 31, 2014 and 2013 are as follows (in millions):

	March 31, 2014
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$4	$—	$(7)	$—	$(3)
Currency exchange contracts	15	$4	(13)	(6)	—
Energy contracts	3	—	—	—	3
Net Investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Fair value hedges					—
Aluminum contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$22	$4	$(22)	$(6)	$(2)
Derivatives not designated as hedging instruments
Aluminum contracts	19	—	(28)	—	(9)
Currency exchange contracts	9	—	(3)	—	6
Energy contracts	1	—	(7)	(13)	(19)
Total derivatives not designated as hedging instruments	29	—	(38)	(13)	(22)
Total derivative fair value	$51	$4	$(60)	$(19)	$(24)

	March 31, 2013
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$24	$—	$—	$—	$24
Currency exchange contracts	12	—	(7)	(8)	(3)
Energy contracts	1	—	—	—	1
Interest rate swaps	—	—	(1)	—	(1)
Fair value hedges
Aluminum contracts	—	—	(1)	(1)	(2)
Total derivatives designated as hedging instruments	$37	$—	$(9)	(9)	$19
Derivatives not designated as hedging instruments
Aluminum contracts	49	—	(46)	(1)	2
Currency exchange contracts	21	1	(11)	—	11
Energy contracts	2	—	(8)	(19)	(25)
Total derivatives not designated as hedging instruments	72	1	(65)	(20)	(12)
Total derivative fair value	$109	$1	$(74)	$(29)	$7

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities” respectively, in the accompanying consolidated balance sheets.

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 9 kt and 22 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2014 and March 31, 2013, respectively.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Year Ended March 31,
	2014	2013
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$(3)	$(10)
Designated Hedged Items	3	8
Net Ineffectiveness (A)	$—	$(2)

(A)	Effective portion is recorded in "Net sales" and net ineffectiveness in "Other income, net"
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 16 kt and 5 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2014 and March 31, 2013, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to fixed costs associated with our smelter operations in South America. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 222 kt and 210 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of March 31, 2014 and March 31, 2013, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The remaining balance of our LME and Midwest transaction premium aluminum derivative contracts are not designated as accounting hedges. As of March 31, 2014 and March 31, 2013, we had 105 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months. The following table summarizes our notional amount (in kt).

	March 31,
	2014	2013
Hedge Type
Purchase (Sale)
Cash flow purchases	$16	$5
Cash flow sales	(222)	(210)
Fair value	9	22
Not designated	(105)	(36)
Total, net	$(302)	$(219)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $724 million and $918 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2014 and March 31, 2013, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to net investment in foreign subsidiaries. We had $61 million outstanding foreign currency forwards designated as net investment hedges as of March 31, 2014. As of March 31, 2013, we had no outstanding foreign currency forwards designated as net investment hedges.
As of March 31, 2014 and March 31, 2013, we had outstanding currency exchange contracts with a total notional amount of $649 million and $620 million, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the first and second quarters of fiscal 2015.
 Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Approximately 1 million of notional megawatt hours remained outstanding as of March 31, 2014, and the fair value of this swap was a liability of $19 million as of March 31, 2014. As of March 31, 2013, the fair value of this electricity swap was a liability of $27 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 9.5 million MMBTUs designated as cash flow hedges as of March 31, 2014, and the fair value of these swaps was an asset of $3 million. There were 2.4 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2013 and the fair value of these swaps was an asset of $1 million. As of March 31, 2014 and March 31, 2013, we had 1.5 million MMBTUs and 3.3 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of March 31, 2014 and March 31, 2013 was an asset of less than $1 million and an asset of $2 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of March 31, 2014, we swapped $127 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of March 31, 2014 and March 31, 2013, $127 million (KRW 136 billion) and $95 million (KRW 106 billion) were designated as cash flow hedges, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other income, net” (in millions). Gains (losses) recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

	Year Ended March 31,
	2014	2013	2012
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(4)	$(10)	$65
Currency exchange contracts	(15)	3	27
Energy contracts (A)	14	15	(30)
Interest rate swaps	—	—	—
(Loss) gain recognized in "Other income, net"	(5)	8	62
Derivative Instruments Designated as Hedges
Gain recognized in "Other income, net" (B)	38	28	12
Total gain recognized in "Other income, net"	$33	$36	$74
Balance sheet remeasurement currency exchange contracts	$(19)	$(6)	$6
Realized gains (losses), net	62	28	130
Unrealized (losses) gains on other derivative instruments, net	(10)	14	(62)
Total gain recognized in "Other income, net"	$33	$36	$74

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $4 million of losses from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
	2014	2013	2012	2014	2013	2012
Cash flow hedging derivatives
Aluminum contracts	$35	$34	$(30)	$39	$29	$2
Currency exchange contracts	(16)	(21)	(26)	1	2	11
Energy contracts (A)	1	1	—	—	—	—
Interest rate swaps	—	(1)	—	—	—	—
Total Cash flow hedging derivatives	20	13	(56)	40	31	13
Net investment derivatives
Currency exchange contracts	(3)	1	6	—	—	—
Total	$17	$14	$(50)	$40	$31	$13

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013	2012
Energy contracts (A)	$(5)	$(5)	$(5)	Other income, net
Aluminum contracts	53	19	(16)	Cost of goods sold (B)
Aluminum contracts	7	12	5	Net sales
Currency exchange contracts	(14)	(15)	6	Cost of goods sold (B)
Currency exchange contracts	(1)	(2)	1	SG&A
Currency exchange contracts	3	—	(3)	Net sales
Currency exchange contracts	(2)	(1)	(1)	Other income, net
Total	$41	$8	$(13)	Income (loss) before taxes
	(16)	(2)	7	Income tax (provision) benefit
	$25	$6	$(6)	Net income (loss)

(A)
Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item. Amounts reclassified from AOCI into income/(expense) related to natural gas swaps for the periods presented were less than $1 million. AOCI releases related to natural gas swaps are recorded in "Cost of goods sold (exclusive of depreciation and amortization)."

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the change in the components of accumulated other comprehensive income (loss) net of tax, for the periods presented (in millions).

	(A) Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of March 31, 2011	$103	$22	$(68)	$57
Other comprehensive loss before reclassifications	(71)	(35)	(144)	(250)
Amounts reclassified from AOCI	(12)	6	8	2
Net change in other comprehensive loss	(83)	(29)	(136)	(248)
Balance as of March 31, 2012	$20	$(7)	$(204)	$(191)
Other comprehensive (loss) income before reclassifications	(42)	11	(49)	(80)
Amounts reclassified from AOCI	(11)	(6)	20	3
Net change in other comprehensive (loss) income	(53)	5	(29)	(77)
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income (loss) before reclassifications	122	7	64	193
Amounts reclassified from AOCI	—	(25)	9	(16)
Net change in other comprehensive income (loss)	122	(18)	73	177
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)

(A)  We reclassified $11 million and $12 million of cumulative currency gains from AOCI to "Gain on assets held for sale" in the years ended March 31, 2013 and 2012 respectively, related to the sale of three aluminum foil and packaging plants in Europe. See Note 5 - Assets Held for Sale.

(B)
In the year ended March 31, 2012 other comprehensive loss before reclassifications includes a $3 million loss on the fair value of cash flow hedges that was acquired from the non-controlling interest of Novelis Korea Ltd.

(C)	For additional information on our Postretirement benefit plans see Note 13 - Postretirement Benefit Plans.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense)(Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
	2014	2013	2012
Energy contracts	$(5)	$(5)	$(5)	Other income, net
Aluminum contracts	53	19	(16)	Cost of goods sold (A)
Aluminum contracts	7	12	5	Net sales
Currency exchange contracts	(14)	(15)	6	Cost of goods sold (A)
Currency exchange contracts	(1)	(2)	1	SG&A
Currency exchange contracts	3	—	(3)	Net sales
Currency exchange contracts	(2)	(1)	(1)	Other income, net
Total	$41	$8	$(13)	Income (loss) before taxes
	$(16)	$(2)	$7	Income tax (provision) benefit
	$25	$6	$(6)	Net income (loss)

(A) "Cost of goods sold" is exclusive of depreciation and amortization.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.    FAIR VALUE MEASUREMENTS
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
The average forward price at March 31, 2014, estimated using the method described above, was $59 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $99 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2014 and March 31, 2013, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2014 and March 31, 2013 (in millions).

	March 31,
	2014		2013
	Assets	Liabilities	Assets	Liabilities
Level 2 Instruments
Aluminum contracts	$23	$(36)	$73	$(49)
Currency exchange contracts	28	(23)	34	(26)
Energy contracts	4	(1)	3	—
Interest rate swaps	—	—	—	(1)
Total Level 2 Instruments	55	(60)	110	(76)
Level 3 Instruments
Energy Contracts	—	(19)	—	(27)
Total Level 3 Instruments	—	(19)	—	(27)
Total Gross	$55	$(79)	$110	$(103)
Netting Adjustment (A)	$(20)	$20	$(35)	$35
Total Net	$35	$(59)	$75	$(68)

 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $3 million for the year ended March 31, 2014 related to Level 3 financial instruments that were still held as of March 31, 2014. These unrealized gains were included in “Other income, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2012	$(41)
Realized/unrealized gain included in earnings (B)	18
Settlements	(4)
Balance as of March 31, 2013	(27)
Realized/unrealized gain included in earnings (B)	19
Settlements	(11)
Balance as of March 31, 2014	$(19)

(A)Represents net derivative liabilities.
(B)Included in “Other income, net.”

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	March 31,
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$12	$12	$13	$13
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,451	$4,734	$4,464	$4,806

18.    OTHER (INCOME) EXPENSE
“Other income, net” is comprised of the following (in millions).

	Year Ended March 31,
	2014	2013	2012
Foreign currency remeasurement (gains) losses, net (A)	$(7)	$(10)	$11
Loss (gain) on change in fair value of other unrealized derivative instruments, net	10	(14)	62
Gain on change in fair value of other realized derivative instruments, net	(62)	(28)	(130)
Loss on disposal of assets, net	9	6	3
Gain on litigation settlement in Brazil (B)	—	—	(8)
Loss on Brazilian tax litigation, net (C)	6	8	13
Interest income	(6)	(5)	(15)
Gain on business interruption insurance recovery, net (D)	—	(11)	—
Other, net	9	2	6
Other income, net	$(41)	$(52)	$(58)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	We received and recognized a gain of $8 million during the year ended March 31, 2012 as settlement related to a lawsuit we filed against a Brazilian vendor.

(C)	See Note 20 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We recognized a net gain of $11 million during the year ended March 31, 2013 related to a business interruption recovery claim. There was a fire at the sole can plant of one of our customers that caused the loss of a supply contract in our North America segment.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.    INCOME TAXES
We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our "Income before income taxes" (and after removing our "Equity in net loss of non-consolidated affiliates") are as follows (in millions).

	Year Ended March 31,
	2014	2013	2012
Domestic (Canada)	$(294)	$(263)	$(283)
Foreign (all other countries)	421	565	425
Pre-tax income before equity in net loss of non-consolidated affiliates	$127	$302	$142
The components of the "Income tax provision" are as follows (in millions).

	Year Ended March 31,
	2014	2013	2012
Current provision (benefit):
Domestic (Canada)	$12	$11	$3
Foreign (all other countries)	128	103	69
Total current	140	114	72
Deferred provision (benefit):
Domestic (Canada)	—	—	—
Foreign (all other countries)	(129)	(31)	(33)
Total deferred	(129)	(31)	(33)
Income tax provision	$11	$83	$39
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended March 31,
	2014	2013	2012
Pre-tax income before equity in net loss on non-consolidated affiliates	$127	$302	$142
Canadian Statutory tax rate	25%	26%	27%
Provision at the Canadian statutory rate	$32	$79	$38
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	—	(2)	(9)
Exchange remeasurement of deferred income taxes	(20)	(19)	(26)
Change in valuation allowances	94	84	117
Tax credits and other allowances	(38)	(8)	(6)
Income items not subject to tax	(6)	—	(5)
State tax expense (benefit), net	(7)	3	4
Dividends not subject to tax	(52)	(53)	(52)
Enacted tax rate changes	3	1	3
Tax rate differences on foreign earnings	(4)	9	(4)
Uncertain tax positions	8	2	(23)
Prior year adjustments	(1)	(5)	4
Other, net	2	(8)	(2)
Income tax provision	$11	$83	$39
Effective tax rate	9%	27%	27%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances ; (4) non-taxable dividends; (5) the effects of enacted tax rate changes on cumulative taxable temporary differences; (6) differences between the Canadian statutory and foreign effective tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings; (7) tax credits in various jurisdictions; and (8) increases or decreases in uncertain tax positions recorded under the provisions of ASC 740, Income Taxes (ASC 740).
As of each reporting date, we evaluate the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax assets will be realized through the generation of future taxable income. Based on a qualitative and quantitative analysis of current and expected earnings, tax planning strategies, and general business risks, we concluded that we would more likely than not realize our deferred tax assets in Italy.  Appropriate consideration was given to all available evidence, both positive and negative in determining that a valuation allowance was no longer needed. The impact on our income tax provision is a decrease of $27 million in fourth quarter of fiscal 2014.
On March 31, 2014, New York State enacted corporate tax reform legislation that overhauls the State corporate tax rate. One of the changes is the enactment of a zero tax rate for qualified New York manufacturers effective for tax years beginning on or after January 1, 2014. Certain credits recorded in prior periods will no longer be effective, and therefore, we established a valuation allowance for these credits. The impact to our income tax provision is an increase of $26 million in the fourth quarter of fiscal 2014. Of the $26 million valuation allowance, $12 million relates to credits recognized in prior periods and $14 million relates to current year credits as described further below.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The impact on our income tax provision of the change in these valuation allowances during the year ended March 31, 2014 was an increase of $94 million.
We earn tax credits in a number of the jurisdictions in which we operate. We earned empire zone credits in New York in the current year of $14 million. We claimed research and development credits in the United States related to the current and carryback years of $10 million. We earned foreign tax credits in the United Kingdom of $9 million. We also benefit from investment related credits in Korea and Brazil of approximately $4 million and $1 million, respectively. The impact on our income tax provision of these credits during the year ended March 31, 2014 was a benefit of $38 million.
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
We receive the benefits of favorable tax holidays in various jurisdictions, which resulted in a $13 million reduction to tax expense for the year ended March 31, 2014, and began to phase out as of December 31, 2013 through March 31, 2020.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2014	2013
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$315	$323
Tax losses/benefit carryforwards, net	493	338
Depreciation and amortization	46	50
Other assets	8	13
Total deferred income tax assets	862	724
Less: valuation allowance	(426)	(317)
Net deferred income tax assets	$436	$407
Deferred income tax liabilities:
Depreciation and amortization	$529	$583
Inventory valuation reserves	87	91
Monetary exchange gains, net	46	58
Other liabilities	34	20
Total deferred income tax liabilities	$696	$752
Net deferred income tax liabilities	$260	$345
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $426 million and $317 million were necessary as of March 31, 2014 and 2013, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2014, we had net operating loss carryforwards of approximately $396 million (tax effected) and tax credit carryforwards of $97 million, which will be available to offset future taxable income and tax liabilities, respectively. Of these carryforwards, $397 million will begin expiring in fiscal year 2020 with the remainder primarily being carried forward indefinitely. As of March 31, 2014, valuation allowances of $287 million, $84 million and $55 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, and the U.K.
As of March 31, 2013, we had net operating loss carryforwards of approximately $280 million (tax effected) and tax credit carryforwards of $58 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in fiscal 2012 with some amounts being carried forward indefinitely. As of March 31, 2013, valuation allowances of $205 million, $37 million and $75 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, and the U.K.

Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2014, we had cumulative earnings of approximately $2 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $350 million in Canada, in excess of $1 billion of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, and $43 million of tax credits in Canada, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2014 and 2013, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $39 million and $30 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2005 through 2013. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $3 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.
During fiscal 2013, we agreed to settlement of certain findings related to utilization of operating losses in certain jurisdictions. As a result of these settlements, we reduced our unrecognized tax benefits, including interest, by approximately $12 million. Of this amount, approximately $3 million was recorded as a reduction to the income tax provision.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2014, 2013 and 2012, we had $4 million, $3 million and $12 million accrued, respectively, for interest and penalties. For the year ended March 31, 2014 , we recognized $1 million expense related to accrued interest and penalties. For the years ended March 31, 2013 and 2012 we recognized a tax benefit of $8 million and $4 million, respectively, related to reductions in accrued interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended March 31,
	2014	2013	2012
Beginning balance	$30	$28	$45
Additions based on tax positions related to the current period	7	5	5
Additions based on tax positions of prior years	1	3	—
Reductions based on tax positions of prior years	—	—	(14)
Settlements	—	(5)	(5)
Foreign exchange	1	(1)	(3)
Ending Balance	$39	$30	$28

Income Taxes Payable
Our consolidated balance sheets include income taxes payable (net) of $52 million and $38 million as of March 31, 2014 and 2013, respectively. Of these amounts, $31 million and $28 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2014 and 2013, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and we are able to reasonably estimate such loss. While the ultimate resolution of and liability and costs related to these matters cannot be determined with certainty due to the considerable uncertainties that exist, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $100 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate.
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
With respect to environmental loss contingencies, we record a loss contingency whenever such contingency is probable and estimable. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. Under this evaluation model, the liability and the related costs are quantified based upon the best available evidence regarding actual liability loss and cost estimates. Except for those loss contingencies where no estimate can be made, the evaluation attempts to estimate the full costs of each claim. Management reviews the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of March 31, 2014 were approximately $24 million, of which $17 million was associated with a restructuring action and the remaining undiscounted clean-up costs were approximately $7 million. Additionally, $21 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2014. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.
     Brazil Tax and Legal Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $107 million and $128 million as of March 31, 2014 and 2013, respectively. As of March 31, 2014, $11 million and $96 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying consolidated balance sheets. As of March 31, 2013, $14 million and $114 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $6 million, $8 million and $13 million for the years ended March 31, 2014, 2013 and 2012, respectively, which was reported in “Other income, net.”
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes, as of March 31, 2014 and 2013, we had cash deposits aggregating approximately $6 million and $12 million respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying consolidated balance sheets, will be expended toward these legal proceedings.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. The liabilities recorded for these other disputes and claims were $18 million and $29 million as of March 31, 2014 and 2013, respectively. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

21.    SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates ten plants, including two fully dedicated recycling facilities and one facility with recycling operations, in two countries.
Europe. Headquartered in Zurich, Switzerland, this segment operates nine plants, including one fully dedicated recycling facility and two plants with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates three plants, including two facilities with recycling operations in two countries.
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
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 8- Consolidation and Note 9 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Segment Financial Information

Selected Operating Results Year Ended March 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,042	$3,145	$1,849	$1,543	$188	$9,767
Net sales - intersegment	8	135	27	45	(215)	—
Net sales	$3,050	$3,280	$1,876	$1,588	$(27)	$9,767

Depreciation and amortization	$126	$103	$68	$69	$(32)	$334
Income tax provision (benefit)	(34)	6	16	6	17	11
Capital expenditures	147	241	198	117	14	717

March 31, 2014
Investment in and advances to non–consolidated affiliates	$—	$612	$—	$—	$—	$612
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	39	—	39
Total assets	2,998	3,046	1,440	1,583	47	9,114

Selected Operating Results Year Ended March 31, 2013	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,397	$3,096	$1,746	$1,391	$182	$9,812
Net sales - intersegment	8	85	16	—	(109)	—
Net sales	$3,405	$3,181	$1,762	$1,391	$73	$9,812

Depreciation and amortization	$118	$103	$53	$51	$(33)	$292
Income tax provision (benefit)	13	30	18	13	9	83
Capital expenditures	183	80	251	197	64	775

March 31, 2013
Investment in and advances to non–consolidated affiliates	$1	$586	$—	$40	$—	$627
Total assets	2,763	2,673	1,264	1,663	159	8,522

Selected Operating Results Year Ended March 31, 2012	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,966	$3,806	$1,830	$1,278	$183	$11,063
Net sales - intersegment	1	34	—	—	(35)	—
Net sales	$3,967	$3,840	$1,830	$1,278	$148	$11,063

Depreciation and amortization	$136	$129	$55	$55	$(46)	$329
Income tax provision (benefit)	21	2	23	(10)	3	39
Capital expenditures	108	73	151	177	7	516

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Year Ended March 31,
	2014	2013	2012
North America	$229	$324	$407
Europe	265	261	284
Asia	160	174	181
South America	231	202	181
Depreciation and amortization	(334)	(292)	(329)
Interest expense and amortization of debt issuance costs	(304)	(298)	(305)
Adjustment to eliminate proportional consolidation	(40)	(41)	(49)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(10)	14	(62)
Realized gains (losses) on derivative instruments not included in segment income	5	5	1
Loss on extinguishment of debt	—	(7)	—
Restructuring and impairment, net	(75)	(47)	(64)
Gain (loss) on assets held for sale	6	3	(111)
Other costs, net	(18)	(12)	(5)
Income before income taxes	115	286	129
Income tax provision	11	83	39
Net income	104	203	90
Net income attributable to noncontrolling interests	—	1	27
Net income attributable to our common shareholder	$104	$202	$63
Geographical Area Information
We had 25 operating facilities in nine countries as of March 31, 2014. The tables below present “Net sales” and “Long-lived assets and other intangible assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets and other intangible assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended March 31,
	2014	2013	2012
Net sales:
United States	$3,021	$3,350	$3,914
Asia and Other Pacific	1,845	1,745	1,830
Brazil	1,544	1,391	1,278
Canada	209	230	234
Germany	2,449	2,391	2,755
United Kingdom	135	53	77
Other Europe	564	652	975
Total Net sales	$9,767	$9,812	$11,063

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2014	2013
Long-lived assets and other intangibles:
United States	$1,504	$1,415
Asia and Other Pacific	866	718
Brazil	889	896
Canada	82	83
Germany	268	254
United Kingdom	46	33
Other Europe	498	354
Total long-lived assets	$4,153	$3,753
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Anheuser-Busch LLC (Anheuser-Busch), and Affiliates of Ball Corporation, our three largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2014	2013	2012
Rexam	17%	15%	14%
Affiliates of Ball Corporation	10%	10%	10%
Anheuser-Busch LLC	8%	11%	10%
Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2014	2013	2012
Purchases from RTA as a percentage of total combined metal purchases	17%	24%	27%

22.    SUPPLEMENTAL INFORMATION
     Supplemental cash flow information (in millions):

	Year Ended March 31,
	2014	2013	2012
Supplemental disclosures of cash flow information:
Interest paid	$278	$271	$284
Income taxes paid	$120	$121	$105
As of March 31, 2014, we recorded $93 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2014. During the years ended March 31, 2014, 2013, and 2012 we incurred capital lease obligations of less than $1 million, $16 million and less than $1 million related to capital lease acquisitions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    QUARTERLY RESULTS
The following tables reflect adjustments that reduce "Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" in the quarters ended June 30, September 30, and December 31, 2013 by $7 million, $13 million, and $19 million, respectively, due to a change from gross to net classification for certain inventory transactions in Europe. These adjustments had no impact on “Income before income taxes” or “Net income” for the respective periods.

	(Unaudited) Quarter Ended
	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014
Net sales	$2,401	$2,414	$2,403	$2,549
Cost of goods sold (exclusive of depreciation and amortization)	2,098	2,074	2,093	2,203
Selling, general and administrative expenses	120	109	115	117
Depreciation and amortization	77	79	91	87
Research and development expenses	10	12	12	11
Interest expense and amortization of debt issuance costs	76	75	76	77
Gain on assets held for sale	—	—	(6)	—
Restructuring and impairment, net	9	18	19	29
Equity in net loss of non-consolidated affiliates	4	3	5	—
Other income, net	(10)	(5)	(12)	(14)
Income tax provision (benefit)	3	26	(3)	(15)
Net income	14	23	13	54
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$14	$23	$13	$54

	(Unaudited) Quarter Ended
	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013
Net sales	$2,550	$2,441	$2,321	$2,500
Cost of goods sold (exclusive of depreciation and amortization)	2,202	2,077	2,036	2,162
Selling, general and administrative expenses	102	102	101	93
Depreciation and amortization	73	69	76	74
Research and development expenses	12	13	11	10
Interest expense and amortization of debt issuance costs	74	73	76	75
(Gain) loss on assets held for sale	(5)	2	—	—
Loss on extinguishment of debt	—	—	—	7
Restructuring and impairment, net	5	17	7	18
Equity in net loss of non-consolidated affiliates	2	3	10	1
Other income, net	(27)	(2)	(10)	(13)
Income tax provision	21	37	11	14
Net income	91	50	3	59
Net income attributable to noncontrolling interests	—	1	—	—
Net income attributable to our common shareholder	$91	$49	$3	$59

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

24.    SUPPLEMENTAL GUARANTOR INFORMATION
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

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$693	$8,080	$2,416	$(1,422)	$9,767
Cost of goods sold (exclusive of depreciation and amortization)	677	7,055	2,158	(1,422)	8,468
Selling, general and administrative expenses	48	338	75	—	461
Depreciation and amortization	16	246	72	—	334
Research and development expenses	1	43	1	—	45
Interest expense and amortization of debt issuance costs	315	28	1	(40)	304
Gain on assets held for sale	—	(6)	—	—	(6)
Restructuring and impairment, net	8	59	8	—	75
Equity in net loss of non-consolidated affiliates	—	12	—	—	12
Equity in net (income) loss of consolidated subsidiaries	(448)	(99)	—	547	—
Other (income) expense, net	(35)	(57)	11	40	(41)
	582	7,619	2,326	(875)	9,652
Income (loss) before income taxes	111	461	90	(547)	115
Income tax provision (benefit)	7	16	(12)	—	11
Net income (loss)	104	445	102	(547)	104
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$104	$445	$102	$(547)	$104
Comprehensive income (loss)	$281	$590	$152	$(744)	$279
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive income (loss) attributable to our common shareholder	$281	$590	$154	$(744)	$281

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$781	$8,076	$2,440	$(1,485)	$9,812
Cost of goods sold (exclusive of depreciation and amortization)	740	7,028	2,194	(1,485)	8,477
Selling, general and administrative expenses	(19)	341	76	—	398
Depreciation and amortization	14	220	58	—	292
Research and development expenses	7	39	—	—	46
Interest expense and amortization of debt issuance costs	320	16	(3)	(35)	298
(Gain) loss on assets held for sale	(5)	2	—	—	(3)
Loss on extinguishment of debt	7	—	—	—	7
Restructuring and impairment, net	12	33	2	—	47
Equity in net loss of non-consolidated affiliates	—	16	—	—	16
Equity in net (income) loss of consolidated subsidiaries	(455)	(89)	—	544	—
Other (income) expense, net	(49)	(49)	11	35	(52)
	572	7,557	2,338	(941)	9,526
Income (loss) before income taxes	209	519	102	(544)	286
Income tax provision	7	57	19	—	83
Net income (loss)	202	462	83	(544)	203
Net income attributable to noncontrolling interests	—	—	1	—	1
Net income (loss) attributable to our common shareholder	$202	$462	$82	$(544)	$202
Comprehensive income (loss)	$125	$364	$85	$(448)	$126
Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$125	$364	$84	$(448)	$125

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$1,129	$9,157	$2,657	$(1,880)	$11,063
Cost of goods sold (exclusive of depreciation and amortization)	1,102	8,097	2,424	(1,880)	9,743
Selling, general and administrative expenses	(7)	321	69	—	383
Depreciation and amortization	17	252	60	—	329
Research and development expenses	30	14	—	—	44
Interest expense and amortization of debt issuance costs	311	57	1	(64)	305
Loss on assets held for sale	1	26	84	—	111
Restructuring and impairment, net	33	29	2	—	64
Equity in net loss of non-consolidated affiliates	—	13	—	—	13
Equity in net (income) loss of consolidated subsidiaries	(337)	(65)	—	402	—
Other (income) expense, net	(83)	14	(53)	64	(58)
	1,067	8,758	2,587	(1,478)	10,934
Income (loss) before income taxes	62	399	70	(402)	129
Income tax (benefit) provision	(1)	15	25	—	39
Net income (loss)	63	384	45	(402)	90
Net income attributable to noncontrolling interests	—	—	27	—	27
Net income (loss) attributable to our common shareholder	$63	$384	$18	$(402)	$63
Comprehensive (loss) income	$(182)	$199	$9	$(192)	$(166)
Comprehensive income attributable to noncontrolling interest	$—	$—	$16	$—	$16
Comprehensive (loss) income attributable to our common shareholder	$(182)	$199	$(7)	$(192)	$(182)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET (In millions)

	As of March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$372	$133	$—	$509
Accounts receivable, net of allowances
— third parties	15	1,121	246	—	1,382
— related parties	1,093	193	57	(1,289)	54
Inventories	36	880	257	—	1,173
Prepaid expenses and other current assets	5	76	20	—	101
Fair value of derivative instruments	12	26	14	(1)	51
Deferred income tax assets	—	96	5	—	101
Assets held for sale	28	74	—	—	102
Total current assets	1,193	2,838	732	(1,290)	3,473
Property, plant and equipment, net	100	2,485	928	—	3,513
Goodwill	—	600	11	—	611
Intangible assets, net	19	617	4	—	640
Investments in and advances to non-consolidated affiliates	—	612	—	—	612
Investments in consolidated subsidiaries	3,273	612	—	(3,885)	—
Deferred income tax assets	—	28	52	—	80
Other long-term assets
— third parties	73	89	11	—	173
— related parties	844	61	—	(893)	12
Total assets	$5,502	$7,942	$1,738	$(6,068)	$9,114
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$10	$61	$—	$92
Short-term borrowings
— third parties	367	287	69	—	723
— related parties	32	809	—	(841)	—
Accounts payable
— third parties	35	912	471	—	1,418
— related parties	89	377	29	(442)	53
Fair value of derivative instruments	14	40	7	(1)	60
Accrued expenses and other current liabilities
— third parties	104	358	85	—	547
— related parties	250	4	2	(6)	250
Deferred income tax liabilities	—	16	—	—	16
Liabilities held for sale	10	1	—	—	11
Total current liabilities	922	2,814	724	(1,290)	3,170
Long-term debt, net of current portion
— third parties	4,219	40	100	—	4,359
— related parties	49	788	56	(893)	—
Deferred income tax liabilities	—	419	6	—	425
Accrued postretirement benefits	44	422	155	—	621
Other long-term liabilities	28	236	7	—	271
Total liabilities	5,262	4,719	1,048	(2,183)	8,846
Commitments and contingencies
Temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
Retained earnings (accumulated deficit)	(1,073)	1,684	680	(2,364)	(1,073)
Accumulated other comprehensive income (loss)	(91)	(142)	(18)	160	(91)
Total equity of our common shareholder	240	1,542	662	(2,204)	240
Noncontrolling interests	—	—	28	—	28
Total equity	240	1,542	690	(2,204)	268
Total liabilities and equity	$5,502	$7,942	$1,738	$(6,068)	$9,114

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET (In millions)

	As of March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$196	$101	$—	$301
Accounts receivable, net of allowances
— third parties	30	1,096	321	—	1,447
— related parties	1,110	530	45	(1,647)	38
Inventories	80	835	253	—	1,168
Prepaid expenses and other current assets	7	81	5	—	93
Fair value of derivative instruments	17	72	20	—	109
Deferred income tax assets	1	106	5	—	112
Assets held for sale	—	—	9	—	9
Total current assets	1,249	2,916	759	(1,647)	3,277
Property, plant and equipment, net	106	2,223	775	—	3,104
Goodwill	—	600	11	—	611
Intangible assets, net	9	636	4	—	649
Investments in and advances to non-consolidated affiliates	—	627	—	—	627
Investments in consolidated subsidiaries	3,462	530	—	(3,992)	—
Deferred income tax assets	4	43	28	—	75
Other long-term assets
— third parties	79	79	8	—	166
— related parties	456	202	—	(645)	13
Total assets	$5,365	$7,856	$1,585	$(6,284)	$8,522
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$—	$—	$30
Short-term borrowings
— third parties	205	218	45	—	468
— related parties	—	600	—	(600)	—
Accounts payable
— third parties	26	752	429	—	1,207
— related parties	438	588	61	(1,040)	47
Fair value of derivative instruments	3	55	17	(1)	74
Accrued expenses and other current liabilities
— third parties	102	326	69	—	497
— related parties	—	6	—	(6)	—
Deferred income tax liabilities	—	28	—	—	28
Liabilities held for sale	—	—	1	—	1
Total current liabilities	795	2,582	622	(1,647)	2,352
Long-term debt, net of current portion
— third parties	4,232	47	155	—	4,434
— related parties	49	596	—	(645)	—
Deferred income tax liabilities	5	490	9	—	504
Accrued postretirement benefits	51	510	170	—	731
Other long-term liabilities	24	227	11	—	262
Total liabilities	5,156	4,452	967	(2,292)	8,283
Commitments and contingencies
Temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,654	—	—	—	1,654
Retained earnings (accumulated deficit)	(1,177)	2,010	658	(2,668)	(1,177)
Accumulated other comprehensive income (loss)	(268)	(287)	(70)	357	(268)
Total equity of our common shareholder	209	1,723	588	(2,311)	209
Noncontrolling interests	—	—	30	—	30
Total equity	209	1,723	618	(2,311)	239
Total liabilities and equity	$5,365	$7,856	$1,585	$(6,284)	$8,522

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$144	$893	$233	$(568)	$702
INVESTING ACTIVITIES
Capital expenditures	(22)	(492)	(203)	—	(717)
Proceeds from the sale of assets, net of transaction fees
— third parties	—	7	1	—	8
— related parties	—	8	—	—	8
(Outflow) proceeds from investment in and advances to non-consolidated affiliates, net	(261)	(41)	—	286	(16)
(Outflow) proceeds from settlement of other undesignated derivative instruments, net	(21)	21	15	—	15
Net cash (used in) provided by investing activities	(304)	(497)	(187)	286	(702)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	147	22	—	169
— related parties	—	—	56	(56)	—
Principal payments
— third parties	(19)	(143)	(2)	—	(164)
Short-term borrowings, net
— third parties	162	44	2	—	208
— related parties	25	208	—	(233)	—
Intercompany return of capital	—	—	(3)	3	—
Intercompany dividends	—	(479)	(89)	568	—
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	160	(223)	(14)	282	205
Net increase in cash and cash equivalents	—	173	32	—	205
Effect of exchange rate changes on cash	—	3	—	—	3
Cash and cash equivalents — beginning of period	4	196	101	$—	301
Cash and cash equivalents — end of period	$4	$372	$133	$—	$509

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$87	$230	$202	$(316)	$203
INVESTING ACTIVITIES
Capital expenditures	(11)	(491)	(273)	—	(775)
Proceeds from sales of assets, net of transaction fees
— third parties	7	12	—	—	19
— related parties	—	2	—	—	2
(Outflow) proceeds from investment in and advances to affiliates, net	(313)	(20)	—	336	3
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	13	4	(13)	—	4
Net cash (used in) provided by investing activities	(304)	(493)	(286)	336	(747)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	80	98	141	—	319
— related parties	49	9	—	(58)	—
Principal payments
— third parties	(92)	(5)	—	—	(97)
— related parties	—	(26)	—	26	—
Short-term borrowings, net
— third parties	205	127	—	—	332
— related parties	(10)	286	(17)	(259)	—
Proceeds from issuance of intercompany equity	—	1	44	(45)	—
Dividends, noncontrolling interests and intercompany	—	(237)	(81)	316	(2)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(9)	—	—	—	(9)
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	215	253	87	(20)	535
Net (decrease) increase in cash and cash equivalents	(2)	(10)	3	—	(9)
Effect of exchange rate changes on cash	—	(9)	2	—	(7)
Cash and cash equivalents — beginning of period	6	215	96	—	317
Cash and cash equivalents — end of period	$4	$196	$101	$—	$301

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2012
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(170)	$741	$200	$(215)	$556
INVESTING ACTIVITIES
Capital expenditures	6	(362)	(160)	—	(516)
Proceeds from the sale of assets, net of transaction fees
— third parties	(1)	12	1	—	12
— related parties	—	4	—	—	4
Proceeds (outflow) from investment in and advances to affiliates, net	326	12	13	(352)	(1)
Proceeds from settlement of undesignated derivative instruments, net	3	38	18	—	59
Net cash provided by (used in )investing activities	334	(296)	(128)	(352)	(442)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	216	12	43	—	271
— related parties	—	348	—	(348)	—
Principal payments
— third parties	(16)	(6)	—	—	(22)
— related parties	—	(513)	—	513	—
Short-term borrowings, net
— third parties	—	1	1	—	2
— related parties	(13)	(174)	—	187	—
Dividends, noncontrolling interests and intercompany	—	(112)	(104)	215	(1)
Acquisition of noncontrolling interest in Novelis Korea Ltd.	(344)	—	—	—	(344)
Debt issuance costs	(2)	—	—	—	(2)
Net cash (used in) provided by financing activities	(159)	(444)	(60)	567	(96)
Net increase in cash and cash equivalents	5	1	12	—	18
Effect of exchange rate changes on cash	—	(19)	7	—	(12)
Cash and cash equivalents — beginning of period	1	233	77	—	311
Cash and cash equivalents — end of period	$6	$215	$96	$—	$317

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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2014 is set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Fiscal Year 2015 Incentive Compensation Plans
On May 13, 2014, our Board of Directors approved a fiscal year 2015 annual incentive plan (2015 AIP) and a long term incentive plan covering fiscal years 2015 through 2018 (2015 LTIP). For additional information regarding the 2015 AIP and the 2015 LTIP, see Item 11 - Executive Compensation, Fiscal Year 2015 Incentive Compensation Plans, which is incorporated by reference into this item.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our Directors
Our Board of Directors is currently comprised of six directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors’ terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors are set forth below.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	46	Chairman of the Board
Askaran Agarwala (B)	May 15, 2007	80	Director
D. Bhattacharya (A)(B)	May 15, 2007	65	Director and Vice Chairman of the Board
Clarence J. Chandran (A)(B)	January 6, 2005	65	Director
Donald A. Stewart (A)	May 15, 2007	67	Director
Satish Pai (B)	August 6, 2013	52	Director

(A)	Member of our Audit Committee

(B)	Member of our Compensation Committee
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
Mr. Askaran Agarwala has served as a Director of Hindalco since July 2004. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies including Udyog Services Ltd., Aditya Birla Chemicals (India) Limited, formerly known as Bihar Caustic & Chemicals Ltd., Tanfac Industries Ltd., Birla Insurance Advisory Services Limited and Aditya Birla Health Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation, Sarla Basant Birla Memorial Trust and Aditya Vikram Birla Memorial Trust. Mr. Agarwala has served as a director of Renusagar Engineering & Power Services Limited, Rosa Power Supply Company Ltd., Aditya Birla Science & Technology Company and Bina Power Supply Company Limited. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds a valuable perspective to the board. Having served as president of our parent company, Hindalco, Mr. Agarwala also brings a depth of understanding of our business and operations.
Mr. Debnarayan Bhattacharya has served as Managing Director of Hindalco since 2004. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Aditya Birla Minerals Limited in Australia. Mr. Bhattacharya also serves as a Director of Aditya Birla Management Corporation Private Ltd. and Pidilite Industries Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran

is Chairman of 4Front Capital Partners Inc. and CEO of GreenEdge Capital Inc. Mr. Chandran also serves as Venture Partner of The Walsingham Fund. He is a past director of Marport Deep Sea Technologies Inc. and is a past director of Alcan Inc. and MDS Inc. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a member of the Board of Visitors of the Pratt School of Engineering at Duke University. He has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales and global operations.
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
Mr. Satish Pai has served as Deputy Managing Director of Hindalco Industries Limited since February 2014. He previously served as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Prior to that, Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28 year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and also serves as a director of Hindalco. Mr. Pai brings extensive industry and global operating experience to the board.
Our Executive Officers
The following table sets forth information for persons serving as executive officers of our company as of April 30, 2014. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Philip Martens	54	President and Chief Executive Officer
Steven Fisher	43	Senior Vice President and Chief Financial Officer
Shashi Maudgal	60	Senior Vice President and President, Novelis Asia
Erwin Mayr	44	Senior Vice President and President, Novelis Europe
Antonio Tadeu Coelho Nardocci	56	Senior Vice President and President, Novelis South America
Marco Palmieri	57	Senior Vice President and President, Novelis North America
Jack Clark	54	Senior Vice President and Chief Technical Officer
Leslie Joyce	52	Senior Vice President and Chief People Officer
Nicholas Madden	57	Senior Vice President and Chief Procurement Officer
Randal Miller	51	Vice President, Treasurer
Robert Nelson	56	Vice President, Controller and Chief Accounting Officer
Leslie J. Parrette, Jr.	52	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Karen Renner	52	Vice President and Chief Information Officer
Manfred Stanek	44	Vice President and Chief Strategy and Commercial Officer
Philip Martens was appointed President and Chief Executive Officer effective February 3, 2011, and previously served as President and Chief Operating Officer since May 8, 2009. Prior to joining Novelis, Mr. Martens most recently served as Senior Vice President and President, Light Vehicle Systems, ArvinMeritor Inc. from September 2006 to January 2009. He was also President and CEO designate, Arvin Innovation. Prior to that, he served as President and Chief Operating Officer of Plastech Engineered Products from 2005 to 2006. From 1987 to 2005, he held various engineering and leadership positions at Ford Motor Company, most recently serving as Group Vice President of Product Creation. He is also a member of the board of directors of Plexus Corp. since September 2010 and Graphic Packaging Holding Company since November 2013. Mr. Martens holds a degree in mechanical engineering from Virginia Polytechnic Institute and State University and an M.B.A. from the University of Michigan. In 2003, Mr. Martens received a Doctorate in Automotive Engineering from Lawrence Technological University for his extensive contributions to the global automotive industry.

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

Shashi Maudgal joined Novelis May 14, 2012, as Senior Vice President and President of Novelis Asia. Mr. Maudgal was previously Chief Marketing Officer for Hindalco from February 2001 to May 2012. During his tenure at Hindalco, Mr. Maudgal built and led the company’s marketing department, led the European due diligence process during Hindalco's acquisition of Novelis in 2007, and served as a member of the executive leadership team in setting strategic direction. In addition, Mr. Maudgal is a member of the Aditya Birla Group’s Business Review Councils for Grasim Viscose Fiber and Ultratech’s Birla White Cement. Mr. Maudgal earned his Bachelor of Technology in Chemical Engineering from the Indian Institute of Technology, Delhi, and his M.B.A. in Marketing & Finance from the Indian Institute of Management, Calcutta.

Erwin Mayr has served as our Senior Vice President and President, Novelis Europe since May 2013. He previously served as Senior Vice President and Chief Strategy and Commercial Officer from October 2009 to April 2013. Prior to that, Mr. Mayr held a number of leadership positions within our European operations, including Business Unit President, Advanced Rolled Products, from 2002 to 2009. Before joining our company in 2002, Mr. Mayr was an associate partner with the consulting firm Monitor Group. Mr. Mayr earned his Ph.D., Physics from Ulm University (Germany).
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis South America since May 2013. He previously served as our Senior Vice President and President, Novelis Europe from June 2009 to April 2013. Prior to that, he served as our Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy.
Marco Palmieri has served as our Senior Vice President and President, Novelis North America since June 2013. He previously served as Senior Vice President and President, Novelis South America from August 2011 to May 2013. Prior to joining Novelis, Mr. Palmieri spent more than 30 years in the metals and engineering industries, including more than 25 years with Rio Tinto Alcan, where he held a succession of international leadership positions in various areas, including business development, primary metal and energy production. Before joining Novelis, Mr. Palmieri was most recently Aluminum Business Director for Votorantim Metais Ltd.
Jack Clark has served as our Senior Vice President and Chief Technical Officer since May 2013, having previously served as our Chief Technical Officer since April 2012. Mr. Clark joined Novelis in April 2010 to lead the global engineering group. Mr. Clark has more than 30 years of industry experience, having begun his career with Alcoa as a mechanical engineer at Davenport Works in Iowa. He went on to roles of increasing responsibility at Alcoa in North America and Europe, culminating in his role as Vice President of Operations for Alcoa China Rolled Products. Mr. Clark graduated from Purdue University with a B.S. in Mechanical Engineering.
Leslie W. Joyce has served as our Senior Vice President and Chief People Officer since September 2011. Dr. Joyce previously served as our Vice President, Global Talent Management from 2009 to 2011. Prior to joining Novelis in 2009, she was employed by The Home Depot where she served as Vice President and Chief Learning Officer from 2004 to 2008 and Senior Director, Organization Effectiveness from 2002 to 2004. Prior to that, she held positions of increasing responsibility with GlaxoSmithKline, a leading global pharmaceutical company. Dr. Joyce earned a Masters of Science, and a Doctorate from North Carolina State University in Industrial and Organizational Psychology.
Nicholas Madden is our Senior Vice President and Chief Supply Chain Officer. Prior to this role, which he assumed in January 2012, Mr. Madden served as Senior Vice President and Chief Procurement Officer from May 2009 until December 2011 and Vice President, Global Procurement and Metal Management beginning in 2006. Mr. Madden served as President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan's Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.

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
Robert Nelson is our Vice President, Controller and Chief Accounting Officer. Mr. Nelson served as the Acting Controller of Novelis Inc. beginning in July 2008 and was appointed Vice President, Controller and Chief Accounting Officer in November 2008. Previously, he was employed for 22 years by Georgia Pacific, one of the world’s leading manufacturers of tissue, pulp, paper, packaging, and building products. Mr. Nelson served in a variety of corporate and operational financial roles at Georgia Pacific, most recently as Vice President and Controller from 2004 to 2006. Prior to that, he was Vice President Finance, Consumer Products & Packaging. Mr. Nelson earned a degree in Accountancy from the University of Illinois — Urbana — Champaign and is a Certified Public Accountant in the state of Georgia.
Leslie J. Parrette, Jr. rejoined our company in October 2009 to serve as our Senior Vice President, General Counsel and Compliance Officer, and he was appointed Corporate Secretary in February 2010. Before rejoining Novelis, Mr. Parrette served as Senior Vice President, Legal Affairs and General Counsel for WESCO International, Inc. (formerly Westinghouse Electric Supply Co.) (electrical product distribution) from March 2009 until October 2009. From March 2005 until March 2009, he served as our Senior Vice President, General Counsel, Secretary and Compliance Officer. Prior to that, Mr. Parrette served as Senior Vice President, General Counsel and Secretary for Aquila, Inc. (gas and electric utility; energy trading) from July 2000 until February 2005. Mr. Parrette holds an A.B. in Sociology from Harvard College and received his J.D. from Harvard Law School.
Karen Renner has served as our Vice President and Chief Information Officer since October 2010. Prior to joining Novelis, Ms. Renner was employed by General Electric Company where she spent 18 years in progressively senior information technology leadership roles, including CIO of GE Digital Energy, GE Security and GE Share Services/Quality. Ms. Renner earned both her undergraduate and Master’s degree in Industrial Engineering from Auburn University as well as an M.B.A. from Georgia State University.
Manfred Stanek has served as our Vice President, Strategy and Chief Commercial Officer since April 1, 2014. In this role, Mr. Stanek is responsible for developing Novelis' company-wide strategy and leading the global commercial teams for the Automotive, Can and Specialty Products value streams. He previously served Vice President, Commercial and Strategy for Novelis South America from January 2013 to March 2014 and as Director, Specialty Products from June 2012 to December 2012. Mr. Stanek came to Novelis from U.S. Zinc in Houston, Texas, where he served as CEO from 2009 to 2012. Prior to that, he served as Commercial Director for Votorantim Metais in Sao Paulo, Brazil. Mr. Stanek earned a master's degree in Business Administration from the University of Economics and Business Administration in Vienna, Austria.
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
Novelis Board of Directors
Our Board of Directors currently has six members, all of whom are appointed by our sole shareholder. Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws; (2) the charters of its committees and (3) other applicable legislation and company policies.

Our corporate governance practices require that, in addition to certain statutory duties, the following matters be subject to our Board of Directors’ approval: (1) capital expenditure budgets and significant investments and divestments; (2) our strategic and value-maximizing plans; (3) the number of directors within the limits provided by our by-laws and (4) any matter which may have the potential for substantial impact on Novelis. Our Board of Directors reviews its composition and size once a year. Senior management makes regular presentations to our Board of Directors on the main areas of our business.

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
Our Audit Committee’s main objective is to assist our Board of Directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:

•	evaluating and compensating our independent registered public accounting firm;

•	making recommendations to the Board of Directors and shareholder relating to the appointment, retention and termination of our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm its qualifications and independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of its audit;

•	pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	reviewing areas of potential significant financial risk and the steps taken to monitor and manage such exposures;

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

Code of Conduct and Guidelines for Ethical Behavior
Novelis has adopted a Code of Conduct and maintains a Code of Ethics for Senior Financial Officers that applies to our senior financial officers including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. Copies of the Code of Conduct and the Code of Ethics for Senior Financial Officers are available on our website at www.novelis.com. We will promptly disclose any future amendments to these codes on our website as well as any waivers from these codes for executive officers and directors. Copies of these codes are also available in print from our Corporate Secretary upon request.

Item 11.  Executive Compensation

This section provides a discussion of the background and objectives of our compensation programs for senior management, as well as a discussion of all material elements of the compensation of each of the named executive officers for fiscal 2014 identified in the following table. The named executive officers are determined in accordance with SEC rules and include our principal executive officer, our principal financial officer, and the three other highest paid executive officers that were employed by the Company on March 31, 2014.

Named Executive Officer	Title
Philip Martens	President and Chief Executive Officer
Steven Fisher	Senior Vice President and Chief Financial Officer
Tadeu Nardocci	Senior Vice President and President of Novelis South America
Erwin Mayr	Senior Vice President and President of Novelis Europe
Marco Palmieri	Senior Vice President and President of Novelis North America

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

With the assistance of management, the Committee develops an annual agenda to assist it in fulfilling its responsibilities. In the first quarter of each fiscal year, the Committee (1) reviews prior year performance and approves the distribution of short-term incentive and long-term incentive pay-outs, if any, for the prior year, (2) reviews base pay and short-term incentive targets for executives for the current year, and (3) recommends to the board of directors the form of award and performance criteria for the current cycle of the long-term incentive program. The Committee may deviate from the above practice when appropriate under the circumstances.

The Committee did not engage a third party compensation consultant to assist in developing our fiscal 2014 compensation program. However, management obtained information from Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our compensation programs generally, and management provided the Committee with the outcome of management's analysis. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. For benchmarking purposes, management focuses on the compensation programs of other companies in the manufacturing and materials sectors having revenues in excess of $4 billion. Peer group companies considered in management's compensation analysis included: AGCO, Air Products & Chemicals Inc., Alcoa Inc., Altria Group Inc., Ashland, Caterpillar Inc., Coca-Cola Co., Dow Chemical, Ingersoll- Rand PLC, PPG Industries, Eastman Chemical Co., Kennametal, Noranda Aluminum Holding, Southern Co., Genuine Parts Co., Praxair, and Newell Rubbermaid.

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

Key Elements of Our Compensation Program

Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee, at least annually, compares the competitiveness of these key elements to that of companies in our peer group and to publicly available market data. We strive to be at or near the 50th percentile among our peer group for total cash compensation and the 50th percentile for total direct compensation. In fiscal 2014, this review revealed that, in the aggregate, total cash compensation for our executive officers was at our target and total direct compensation opportunity for our executive officers was at or below our target.

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

Our Committee and board, after input from management, approved our fiscal 2014 annual incentive plan (AIP) on May 13, 2013. The performance benchmarks for the year were tied to three key components: (1) normalized earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) operating free cash flow performance; and (3) individual performance in recognition of each individual’s unique job responsibilities and objectives.

No 2014 AIP bonus will be paid with respect to any of the three incentive components unless overall normalized EBITDA for fiscal 2014 is at least 80% of target. If the 80% minimum overall normalized EBITDA threshold is achieved, the actual payout under each of the three incentive components will range from 50% of target (threshold) to 175% or 200% of target (maximum) depending upon the actual results attributable to each such component.

The table below shows the 2014 AIP target and actual performance for each goal and the amount earned based on actual performance.

Name	Target Bonus as Percentage of Salary	Performance Objective	Performance Weighting	Bonus Payable at Target Performance (A) $	Bonus Payable Based on Actual Performance (A) $	Actual Bonus as a Percentage of Target Bonus
Philip Martens	120%	EBITDA (B) Cash Flow (C) Individual	50% 40% 10% 100%	600,000 480,000 120,000 1,200,000	357,600 960,000 144,000 1,461,600	60% 200% 120% 122%
Steven Fisher	75%	EBITDA (B) Cash Flow (C) Individual	50% 40% 10% 100%	199,500 159,600 39,900 399,000	118,902 319,200 79,800 517,902	60% 200% 200% 130%
Tadeu Nardocci	65%	EBITDA (B) Cash Flow (C) Individual	50% 40% 10% 100%	147,857 118,286 29,571 295,714	88,123 236,571 35,485 360,179	60% 200% 120% 122%
Erwin Mayr	57%	EBITDA (B) Cash Flow (C) Individual	50% 40% 10% 100%	160,578 128,463 32,116 321,157	95,705 256,926 38,539 391,170	60% 200% 120% 122%
Marco Palmieri	65%	EBITDA (B) Cash Flow (C) Individual	50% 40% 10% 100%	155,322 124,258 31,065 310,645	92,572 248,516 31,064 372,152	60% 200% 100% 120%

(A)
All amounts earned in currencies other than U.S. dollars are reflected in this table and in the entire Compensation Discussion and Analysis in U.S. Dollars as adjusted by the average of all month-end exchange rates for the period April 1, 2013 through March 31, 2014.

(B)
"EBITDA" refers to our Adjusted EBITDA and is calculated by removing the following three items from Operating EBITDA (the equivalent to “Segment Income” as reported in our external U.S. GAAP financial statements): 1) the impact from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments; 2) the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments.

(C)
"Cash Flow" refers to our operating free cash flow and is calculated by removing the following items from “Free cash flow” (as defined in the “Liquidity and Capital Resources” section of Item 7): 1) the impact from timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments; and 2) the impact of fourth quarter variations in metal prices (LME and local market premiums) from the Plan.

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

On May 13, 2013, the Committee authorized the long term incentive plan covering fiscal years 2014 through 2017 ("2014 LTIP"). The 2014 LTIP is different from our 2013 LTIP in that a portion of the incentives is composed of a Novelis performance-based phantom stock appreciation right (“Novelis SARs”). Under the 2014 LTIP, 30% of a participant's total long term incentive opportunity consists of performance-based Hindalco stock appreciation rights ("Hindalco SARs"), 20% of a participant's total long term incentive opportunity consists of Hindalco restricted stock units ("Hindalco RSUs") and the remaining 50% consists of Novelis SARs. See Grants of Plan-Based Awards in Fiscal 2014 below for additional information.

Hindalco SARs and Novelis SARs vest at a rate of 25% per year measured from the date of grant, subject to the threshold performance hurdle being met for the year (see below), and expire seven years from their grant date. Each SAR is to be settled in cash based on the increase in market value of one Hindalco or Novelis share, as applicable, from the date of grant through the date of exercise. The total amount of cash paid is limited to three times the target payout. SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant.

The performance hurdle for vesting of both Hindalco SARs and Novelis SARs is based on achieving a minimum normalized EBITDA established and approved each fiscal year by the Committee.

The Hindalco RSUs under the 2014 LTIP vest in full, three years from the grant date, and are not subject to performance criteria. Payout on the Hindalco RSUs is limited to three times the grant price.

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

Employment-Related Agreements

Employment Agreements. Each of our named executive officers is subject to an employment agreement. Each such agreement generally provides for a minimum base salary, short and long term incentive opportunity and benefits and perquisites customarily provided to our executives. Certain of our named executives are also eligible for an expatriate premium and certain other related payments. In addition, on May 13, 2013, we entered into a retention agreement with Mr. Martens, which provided for a cash payment of $3.67 million in exchange for his agreement to cancel certain vested Hindalco SARs granted to him pursuant to our fiscal year 2010, 2011 and 2012 long-term incentive plans. The agreement also provides for three retention payments in December 2013 ($1.085 million), December 2014 ($1.085 million), and December 2015 ($2.17 million), conditioned upon Mr. Martens remaining employed with the Company through the applicable vesting date. If Mr. Martens were to voluntarily terminate his employment or were terminated by the Company for cause, he will be required to repay any retention payments paid to him during the 12-month period preceding his termination. If Mr. Martens were terminated by the Company without cause, the Company would not be obligated to pay him any unpaid retention amounts. See Summary Compensation Table below for details.

Change in Control Agreements. Each of our named executive officers is party to a Change in Control Agreement, which provides that the executive will be entitled to certain payments and benefits if the executive's employment is terminated by the Company without cause, or by the executive for good reason, within 24 months following a change in control of the Company. The change in control severance payment is equal to 2.0 times the sum of the executive's annual base salary plus target short-term incentive for the year and is payable in a lump sum. The executive may also receive (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company's group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. If the payment to Mr. Martens would cause him to be subject to an excise tax under Section 4999 of the U.S. Internal Revenue Code, then he would also be entitled to receive a tax gross-up payment. See Potential Payments Upon Termination or Change in Control below for details.

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

Compensation Risk Assessment

In fiscal 2014, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. The Committee also reviewed the Company’s compensation programs for certain design features which have been identified by experts as having the potential to encourage excessive risk-taking, including: (i) too much focus on equity; (ii) compensation mix overly weighted toward annual incentives; (iii) uncapped payouts; (iv) unreasonable goals or thresholds; or (v) steep payout cliffs at certain performance levels that may encourage short-term decisions to meet payout thresholds. Based on its review, the Committee determined that, for all employees, the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2014.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2014 and the two prior fiscal years, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value ($)		All Other Compensation ($)		Total ($)

Philip Martens, President and Chief Executive Officer	2014	960,577	—	800,000	(A)	3,200,000	(B)	1,461,600	(C)	—		4,841,762	(E)	11,263,939
	2013	940,050	—	800,000		3,200,000		—		—		229,981		5,170,031
	2012	887,650	—	760,000		3,040,000		964,667		—		153,682		5,805,999

Steven Fisher, Senior Vice President and Chief Financial Officer	2014	513,427	—	170,000	(A)	680,000	(B)	517,902	(C)	—		863,371	(E)	2,744,700
	2013	511,250	—	170,000		680,000		—		—		423,032		1,784,282
	2012	492,000	—	150,000		600,000		323,700		—		170,079		1,735,779

Tadeu Nardocci, Senior Vice President and President of Novelis South America	2014	459,014	—	123,600	(A)	494,400	(B)	360,179	(C)	—		936,344	(E)	2,373,537
	2013	546,771	—	123,600		494,400		—		—		1,195,375		2,360,146
	2012	475,856	—	120,000		480,000		275,183		—		1,151,337		2,502,376

Erwin Mayr, Senior Vice President and President of Novelis Europe	2014	563,434	—	72,100	(A)	288,400	(B)	391,170	(C)	12,945	(D)	1,148,060	(E)	2,476,109
	2013	529,751	—	72,100		288,400		—		18,475		1,308,703		2,217,429
	2012	534,026	—	70,000		280,000		232,176		19,691		1,130,430		2,266,323

Marco Palmieri, Senior Vice President and President of Novelis North America	2014	512,383	—	123,600	(A)	494,400	(B)	372,152	(C)	—		614,310	(E)	2,116,845

(A) This amount reflects the grant date fair value of the RSUs granted under the 2014 LTIP.
(B) This amount reflects the grant date fair value of the Hindalco SARs and Novelis SARs granted under the 2014 LTIP. Fair value is calculated using the Black-Scholes value on the date of grant $0.84 per Hindalco SAR and $27.65 per Novelis SAR.

(C) This amount reflects the cash award earned under the 2014 AIP.
(D) From our spin-off from Alcan in 2005 until December 31, 2011, we participated in Alcan’s two pension plans in Switzerland: (1) Pensionskasse Alcan Schweiz (defined benefit plan) and (2) Erganzungskasse Alcan Schweiz (supplemental defined contribution plan). Effective January 1, 2012, Novelis adopted a new defined contribution plan (Novelis Pensionskasse) and a supplemental plan (Novelis Zusatzskasse). The amount shown in the Summary Compensation Table above represents the aggregate change in actuarial present value of the named executive officer’s accumulated benefit under the defined benefit plan during fiscal year 2012. Assumptions used in the calculation of these amounts are included in Note 12 - Postretirement Benefit Plans of our audited consolidated financial statements for the year ended March 31, 2014.

(E) The amounts shown in the All Other Compensation Column reflect the values from the table below.

Name	Company Contribution to Defined Contribution Plans ($)		Group Life Insurance ($) (d)	Retention Payments ($)		Payment for Cancellation of SARs ($) (f)	Relocation and Housing Related Payments ($)		Other Perquisites and Personal Benefits ($)		Total ($)
Philip Martens	26,474	(a)	8,280	1,085,000	(e)	3,670,000	—		52,008	(j)	4,841,762
Steven Fisher	21,307	(a)	3,773	—		792,283	—		46,008	(k)	863,371
Tadeu Nardocci	87,681	(b)	1,337	—		517,568	307,798	(g)	21,960	(l)	936,344
Erwin Mayr	87,323	(c)	1,768	—		413,823	556,593	(h)	88,553	(m)	1,148,060
Marco Palmieri	57,934	(a)	1,387	—		56,826	476,126	(i)	22,037	(n)	614,310

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

(c)
This amount represents the Company's contribution to our Swiss defined contribution plan (Novelis Pensionskasse) and our Swiss supplemental defined contribution plan (Novelis Zusatzkasse) for 12 months.

(d)
Executives are entitled to participate in life insurance benefits on the same basis as other employees. Our named executive officers are entitled to additional Company-paid life insurance of 1.5 times salary.

(e)	This amount represents payment to Mr. Martens pursuant to his Retention Agreement dated May 13, 2013.
(f)
This amount represents the cash payment made to the executive in exchange for cancellation of certain vested SARs granted to him pursuant to the amendment dated May 13, 2013 to our fiscal year 2010, 2011 and 2012 LTIPs.

(g)
This amount includes $86,561 relocation payments, $26,187 housing allowance, $32,435 goods and services adjustment, $61,796 vacation premium, $9,780 expatriate premium, $14,373 home leave trip, and $76,666 relating to estimated tax gross up payments. The tax gross up payments include personal income tax and are not final. The final actual balance of the tax gross up amount, adjusted against his tax at source, will be equalized by the Swiss tax authorities at a later time. The amount of Mr. Nardocci’s tax obligation is currently under consideration before the Swiss tax authorities.

(h)	This amount includes $32,000 housing and insurance and $524,593 estimated tax gross up payments.
(i)	This amount includes $20,000 relocation payments, $25,257 housing and housing insurance, $43,844 goods and services adjustment, $87,640 vacation premium, and $299,385 estimated tax gross up.
(j)	This amount includes $52,008 flex allowance.
(k)	This amount includes $46,008 flex allowance.
(l)	This amount includes $3,553 Swiss child and family allowance, $10,132 auto lease, ($45) other foreign comp, $453 lunch premium, $1,208 Health Care, $6,659 global assignment services
(m)	This amount includes $57,223 child tuition and reimbursement, $9,502 Swiss child and family allowance, $11,988 flex allowance, $8,120 auto lease, and $1,720 global assignment services.
(n)	This amount includes $8,936 flex allowance, $2,833 auto lease, $5,025 other foreign comp, $293 health care, and $4,950 global assignment services.

Grants of Plan-Based Awards in Fiscal 2014

The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2014.

		Estimated Future Payout Under Non-Equity Incentive Plan Awards (A)			Estimated Future Payout Under Equity Incentive Plan Awards (B)		All Other Stock Awards: Number of Shares of Stock or Units (#) (C)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (D)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Target ($)	Maximum ($)
Philip Martens	5/13/2013	600,000	1,200,000	2,034,000	—	—	—	—	—
	5/13/2013	—	—	—	—	—	418,670	1.91	800,000
	5/13/2013	—	—	—	1,200,000	3,600,000	—	1.91	1,200,000
	5/13/2013	—	—	—	2,000,000	6,000,000	—	91.87	2,000,000
Steven Fisher	5/13/2013	199,500	399,000	676,305	—	—	—	—	—
	5/13/2013	—	—	—	—	—	88,967	1.91	170,000
	5/13/2013	—	—	—	255,000	765,000	—	1.91	255,000
	5/13/2013	—	—	—	425,000	1,275,000	—	91.87	425,000
Tadeu Nardocci	5/13/2013	147,857	295,714	501,235	—	—	—	—	—
	5/13/2013	—	—	—	—	—	64,684	1.91	123,600
	5/13/2013	—	—	—	185,400	556,200	—	1.91	185,400
	5/13/2013	—	—	—	309,000	927,000	—	91.87	309,000
Erwin Mayr	5/13/2013	160,579	321,157	544,362	—	—	—	—	—
	5/13/2013	—	—	—	—	—	37,733	1.91	72,100
	5/13/2013	—	—	—	108,150	324,450	—	1.91	108,150
	5/13/2013	—	—	—	180,250	540,750	—	91.87	180,250
Marco Palmieri	5/13/2013	155,323	310,645	526,543	—	—	—	—	—
	5/13/2013	—	—	—	—	—	64,684	1.91	123,600
	5/13/2013	—	—	—	185,400	556,200	—	1.91	185,400
	5/13/2013	—	—	—	309,000	927,000	—	91.87	309,000

(A)	These amounts reflect potential cash awards under our 2014 AIP. See the Summary Compensation Table for actual results.
(B)
Hindalco SARs and Novelis SARs vest over four years (25% per anniversary year) subject to satisfaction of a normalized EBITDA performance hurdle. The threshold for vesting each year is 75% of the performance target. If at least 75% of the performance target is achieved, each tranche of SARs due to vest that year will vest. If at least 75% of the performance target is not achieved, then no tranche of SARs due to vest that year will vest. Cash payouts for Hindalco SARs and Novelis SARs will be restricted to a maximum of three times the target payout. See discussion of 2014 LTIP above.

(C)	These amounts represent the number of Hindalco RSUs granted under the 2014 LTIP. See discussion of 2014 LTIP above.
(D)	These amounts are reflected in the Summary Compensation Table.

Outstanding Equity Awards as of March 31, 2014

Name	Novelis Options				Hindalco Options			Option Expiration Date		Hindalco RSUs
	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)			Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Philip Martens	—	72,326	(A)	91.87	—	1,425,340	1.91	5/13/2020	(A)	418,670	(A)	985,151
	8,177	31,170	(B)	101.81	252,262	961,608	1.98	5/22/2019	(B)	403,960	(B)	950,538
	—	24,546	(C)	73.55	213,352	253,686	4.28	5/20/2018	(C)	177,749	(C)	418,252
	—	9,692	(D)	63.23	315,074	117,477	3.13	5/25/2017	(D)	—		—
	—	—		—	491,988	—	1.79	6/25/2016	(E)	—		—
Steven Fisher	—	15,370	(A)	91.87	—	302,885	1.91	5/13/2020	(A)	88,967	(A)	209,344
	1,738	6,624	(B)	101.81	53,607	204,342	1.98	5/22/2019	(B)	85,842	(B)	201,991
	—	4,844	(C)	73.55	42,111	50,070	4.28	5/20/2018	(C)	35,082	(C)	82,550
	—	2,239	(D)	63.23	72,785	27,137	3.13	5/25/2017	(D)	—		—
	—	—		—	205,929	—	1.79	6/25/2016	(E)	—		—
	—	—		—	—	—	1.24	6/19/2015	(F)	—		—
Tadeu Nardocci	—	11,175	(A)	91.87	—	220,216	1.91	5/13/2020	(A)	64,684	(A)	152,205
	1,263	4,815	(B)	101.81	38,975	148,569	1.98	5/22/2019	(B)	62,412	(B)	146,859
	—	3,876	(C)	73.55	33,688	40,056	4.28	5/20/2018	(C)	28,065	(C)	66,038
	—	2,239	(D)	63.23	72,785	27,137	3.13	5/25/2017	(D)	—		—
	—	—		—	—	—	1.79	6/25/2016	(E)	—		—
	—	—		—	—	—	1.24	6/19/2015	(F)	—		—
Erwin Mayr	—	6,519	(A)	91.87	—	128,459	1.91	5/13/2020	(A)	37,733	(A)	88,788
	737	2,808	(B)	101.81	22,736	86,667	1.98	5/22/2019	(B)	36,407	(B)	85,667
	—	2,260	(C)	73.55	19,652	23,367	4.28	5/20/2018	(C)	16,371	(C)	38,522
	—	1,163	(D)	63.23	37,811	14,097	3.13	5/25/2017	(D)	—		—
	—	—		—	96,930	—	1.79	6/25/2016	(E)	—		—
	—	—		—	157,905	—	1.24	6/19/2015	(F)	—		—
Marco Palmieri	—	11,175	(A)	91.87	—	220,216	1.91	5/13/2020	(A)	64,684	(A)	152,205
	737	2,808	(B)	101.81	22,736	86,667	1.98	5/22/2019	(B)	36,407	(B)	85,667
	—	3,768	(C)	73.55	32,759	38,951	2.57	5/20/2018	(C)	27,291	(C)	64,217

(A) These awards were granted pursuant to our 2014 LTIP. The SARs vest over four years (25% per anniversary year) commencing May 13, 2013, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(B) These awards were granted pursuant to our 2013 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing May 22, 2012, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(C) These awards were granted pursuant to our 2012 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing May 20, 2011, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(D) These awards were granted pursuant to our 2011 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing May 25, 2010, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(E). These awards were granted pursuant to our 2010 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing June 25, 2009, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(F) These awards were granted pursuant to our 2009 LTIP. The SARs vest over four years (25% per anniversary year) commencing June 19, 2008, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle.

Option Exercises and Stock Vested in Fiscal Year 2014

The table below sets forth the information regarding stock options that were exercised or were cancelled and paid out during fiscal 2014 and stock awards that vested and were paid out during fiscal 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise or Cancellation	Value Realized on Exercise or Cancellation ($)	Number of Shares Acquired on Vesting or Cancellation	Value Realized on Vesting or Cancellation ($)
Philip Martens	—	—	159,517	305,915
Steven Fisher	—	—	36,849	70,667
Tadeu Nardocci	129,146	64,879	36,849	64,058
Erwin Mayr	—	—	19,142	39,927
Marco Palmieri	—	—	—	—

Non-Qualified Deferred Compensation

This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2014. The plan is an unfunded, non-qualified defined contribution plan for U.S. based executives. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible executives with Company discretionary and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (A)	Aggregate Earnings in Last Fiscal Year ($) (A)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (B)
Philip Martens	—	68,400	14,362	—	882,364
Steven Fisher	—	25,508	7,581	—	443,488

(A)	Registrant contributions, but not Earnings are included in the Summary Compensation Table above.
(B)	Of the balance at the end of the fiscal year, $301,783 for Mr. Martens and $110,222 for Mr. Fisher represents cumulative Company contributions.

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, on March 31, 2014, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular pension benefits under our qualified and non-qualified defined benefit plans; normal distribution of account balances under our qualified and non-qualified defined contribution plans; or normal retirement, death or disability benefits. See Employment-Related Agreements above for a discussion of the employment, change in control, severance compensation and retention agreements for our named executive officers.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by Us without Cause ($) (C) (D) (J)	Termination by Us without Cause or by Executive for Good Reason in Connection with Change in Control ($) (E) (F)	Death or Disability($)
Philip Martens	Short-Term Incentive Pay (A)	1,200,000	1,200,000	1,200,000	1,200,000
	Long-Term Incentive Plan (B)	591,760	2,577,016	5,059,049	3,954,666
	Severance	—	4,400,000	4,400,000	—
	Retirement plans	—	209,000	209,000	—
	Lump sum cash payment for continuation of health coverage (G)	—	18,046	18,046	—
	Continued group life insurance coverage (H)	—	8,280	8,280	—
	Tax Gross Up (I)	—	—	—	—
	Total	1,791,760	8,412,342	10,894,375	5,154,666
Steven Fisher	Short-Term Incentive Pay (A)	399,000	399,000	399,000	399,000
	Long-Term Incentive Plan (B)	219,927	631,005	1,161,221	926,893
	Severance	—	798,000	1,862,000	—
	Retirement plans	—	88,445	88,445	—
	Lump sum cash payment for continuation of health coverage (G)	—	18,046	18,046	—
	Continued group life insurance coverage (H)	—	3,773	3,773	—
	Total	618,927	1,938,269	3,532,485	1,325,893
Tadeu Nardocci	Short-Term Incentive Pay (A)	295,714	295,714	295,714	295,714
	Long-Term Incentive Plan (B)	20,817	329,974	735,203	564,498
	Severance	—	682,416	1,501,315	—
	Retirement plans	—	87,587	87,587	—
	Lump sum cash payment for continuation of health coverage (G)	—	9,397	9,397	—
	Continued group life insurance coverage (H)	—	1,479	1,479	—
	Total	316,531	1,406,567	2,630,695	860,212
Erwin Mayr	Short-Term Incentive Pay (A)	321,157	321,157	321,157	321,157
	Long-Term Incentive Plan (B)	315,160	495,489	727,770	628,194
	Severance	—	845,151	1,769,182	—
	Retirement plans	—	87,323	87,323	—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—	—
	Continued group life insurance coverage (H)	—	—	—	—
	Total	636,317	1,749,120	2,905,432	949,351
Marco Palmieri	Short-Term Incentive Pay (A)	310,645	310,645	310,645	310,645
	Long-Term Incentive Plan (B)	20,774	281,521	583,243	436,436
	Severance	—	716,872	1,577,119	—
	Retirement plans	—	58,047	58,047	—
	Lump sum cash payment for continuation of health coverage (G)	—	18,793	18,793	—
	Continued group life insurance coverage (H)	—	1,479	1,479	—
	Total	331,419	1,387,357	2,549,326	747,081

(A)	These amounts represent 100% of the executive's AIP opportunity for the fiscal year.
(B)	These amounts reflect the estimated value of the SARs and RSUs granted pursuant to our long term incentive plans.
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

(F)
See footnote (D) above for definition of "cause." Termination for "good reason" means (i) a material reduction in the executive’s position, duties, reporting relationships, responsibilities, authority, or status with the Company; (ii) a reduction in the executive’s base salary and target short term and long term incentive opportunities in effect on the date hereof or as the same may be increased from time to time; or (iii) a failure of the Company to comply with its obligations under the change in control agreement. A "change in control" means the first to occur of any of the following events: (i) any person or entity (excluding any person or entity affiliated with the Aditya Birla Group) is or becomes the beneficial owner, directly or indirectly through any parent entity of the Company or otherwise, of securities of the Company representing 35% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities (the “Value or Vote of the Company”); provided, however, that a Change in Control shall not be deemed to have occurred in the event that (A) any person or entity becomes the beneficial owner of securities representing 50% or less of the Value or Vote of the Company through (i) an initial public offering, (ii) a secondary offering, (iii) a private placement of securities, (iv) a share exchange transaction, or (v) any similar share purchase transaction in which the Company or any of its affiliates issues securities (any such transaction, a “Share Issuance Transaction”); and (B) a person or entity’s beneficial ownership interest in the Value or Vote of the Company is diluted solely as a result of any Share Issuance Transaction; or (ii) the majority of the members of the Board of Directors of the Company is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election; or (iii) the consummation of a merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group, other than (a) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof), in combination with the ownership of any trustee or other fiduciary holding securities under an employee benefit plan of the Company, 50% or more of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person or entity is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person or entity any securities acquired directly from the Company or its affiliates, other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the Company’s then outstanding securities; or (iv) the stockholders of the Company approve a plan of complete liquidation or dissolution; or (v) the sale or disposition of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of its assets to a member of the Aditya Birla Group.

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
(I)
Under Mr. Marten's change in control agreement, the Company is required to reimburse him for any excise tax liability under Section 4999 of the U.S. Internal Revenue Code. We do not believe any such excise tax liability would have been imposed under Section 4999 had a change in control occurred on March 31, 2014.

(J)	In the event of a Termination for Cause, all vested and unvested AIP and LTIP awards will be forfeited.

Director Compensation for Fiscal 2014

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

Since July 2008, our Chairman, Mr. Birla has declined to receive the director compensation to which he is entitled. All directors continue to receive reimbursement for out-of-pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non-employee directors for fiscal 2014.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	175,000
Satish Pai	98,077

Compensation Committee Interlocks and Insider Participation

In fiscal 2014, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala and Mr. Satish Pai. During fiscal 2014, none of our executive officers served as:

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

Fiscal Year 2015 Incentive Compensation Plans

On May 13, 2014, our board of directors approved our fiscal 2015 annual incentive plan (2015 AIP) and a long term incentive plan covering fiscal years 2015 through 2018 (2015 LTIP). Both 2015 plans are substantially identical to our 2014 plans as described above under Key Elements of Our Compensation Program. The target amounts for each plan for our named executive officers are as follows:

Executive	2015 AIP Target (as % of base salary)	2015 LTIP Target ($)
Philip Martens	130	4,500,000
Steven Fisher	85	850,000
Tadeu Nardocci	65	620,000
Erwin Mayr	65	620,000
Marco Palmieri	65	650,000

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

Item 13. Certain Relationships and Related Transactions and Director Independence
We maintain various policies and procedures that govern related party transactions. Pursuant to our Code of Conduct and our Code of Ethics for Senior Financial Officers, senior managers and directors of the company (a) must avoid any action that creates or appears to create, a conflict of interest between their own interest and the interest of the company, (b) cannot usurp corporate opportunities, and (c) must deal fairly with third parties. This policy is available on our website at www.novelis.com. In addition, we have enacted procedures to monitor related party transactions by (x) identifying possible related parties through questions in our director and officer questionnaires, (y) determining whether we receive payments from or make payments to any of the identified related parties, and (z) if we determine payments are made or received, researching the nature of the interactions between the company and the related parties and ensuring that the related person does not have an interest in the transaction with the company. The Audit Committee is responsible for reviewing material related party transactions that involve the company, one of our directors or executive officers or any of their immediate family members.
In January 2013, we and our wholly-owned subsidiary, Novelis do Brasil, entered into an agreement with a subsidiary of Hindalco to sell certain of our mining and refinery assets for a purchase price of $8 million. The transaction closed in August 2013. In addition, we have entered into various transactions with Hindalco for the sale of products of less than $1 million in the aggregate and technical services of less than $1 million. These transactions are not material individually or in the aggregate. Because of the relationship four of our directors have with Hindalco, we consider these sales to be related party transactions.
In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Audit fees (1)	$7,052,434	$5,097,095
Audit-Related Fees (2)	—	19,641
Tax Fees (3)	326,505	275,000
All Other Fees (4)	5,609	50,898
Total	$7,384,548	$5,442,634

(1)
Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)
Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In the fiscal year ended March 31, 2013, this fee includes due diligence related services.

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

PART IV

`Item 15. Exhibits and Financial Statement Schedules
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

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2012 (File No. 001-32312))

10.5
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.6
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.7
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.12
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.13
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.14**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.15**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.16**
Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May, 24, 2012 (File No. 001-32312))

10.17**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.18*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.19*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.20*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.21*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.22*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.23*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.24*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.25*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.26*	Novelis 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.27*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.28*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.29*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.30*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan

10.31*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.32*	Novelis Inc. Fiscal Year 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.33*	Novelis Inc. Fiscal Year 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.34*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.35*	Novelis Inc. Fiscal Year 2015 Annual Incentive Plan

10.36*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.37*
Employment Agreement between Philip Martens and Novelis Inc., dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.38*	Retention Agreement between Novelis Inc. and Philip Martens, dated as of May 13, 2013

10.39*
Employment Agreement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.40*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.41*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.42*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.43*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

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

Date: May 16, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip Martens	(Principal Executive Officer)	Date May 16, 2014
Philip Martens

/s/ Steven Fisher	(Principal Financial Officer)	Date May 16, 2014
Steven Fisher

/s/ Robert Nelson	(Principal Accounting Officer)	Date May 16, 2014
Robert Nelson

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date May 16, 2014
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date May 16, 2014
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date May 16, 2014
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date May 16, 2014
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date May 16, 2014
Donald A. Stewart

/s/ Satish Pai	(Director)	Date May 16, 2014
Satish Pai

EXHIBIT INDEX

Exhibit No.	Description

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

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2012 (File No. 001-32312))

10.5
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.6
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.7
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Registration Rights Agreement relating to the 8.375% Senior Notes due 2017, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.12
Registration Rights Agreement relating to the 8.75% Notes Senior Notes due 2020, dated as of December 17, 2010 among the Company, the guarantors named on the signature pages thereto and Citigroup Global Markets Inc., as representative of the initial purchasers (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 17, 2010 (File No. 001-32312))

10.13
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.14**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of re-melt aluminum ingot (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.15**
Amended and Restated Molten Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of molten metal to Purchaser’s Saguenay Works facility) (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on June 19, 2008 (File No. 001-32312))

10.16**
Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May, 24, 2012 (File No. 001-32312))

10.17**
Amended and Restated Metal Supply Agreement between Novelis Inc., as Purchaser, and Alcan Inc., as Supplier, for the supply of sheet ingot in Europe (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 19, 2008) (File No. 001-32312))

10.18*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.19*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.20*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.21*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers ((incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.22*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.23*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.24*	Form of Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2008 (File No. 001-32312))

10.25*	Amended Novelis Long-Term Incentive Plan for Fiscal 2009-2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 17, 2009 (File No. 001-32312))

10.26*	Novelis 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2010 (File No. 001-32312))

10.27*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.28*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.29*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.30*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan

10.31*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.32*	Novelis Inc. Fiscal Year 2012 Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.33*	Novelis Inc. Fiscal Year 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.34*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on May, 15, 2013 (File No. 001-32312))

10.35*	Novelis Inc. Fiscal Year 2015 Annual Incentive Plan

10.36*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.37*
Employment Agreement betweeen Philip Martens and Novelis Inc., dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.38*	Retention Agreement between Novelis Inc. and Philip Martens, dated as of May 13, 2013

10.39*
Employment Agreement between Steven Fisher and Novelis Inc. (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.40*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.41*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.42*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.43*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

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