Form 10-Q
period 2014-06-30
Novelis Inc.
filed 2014-08-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2014, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2014	2013
Net sales	$2,680	$2,401
Cost of goods sold (exclusive of depreciation and amortization)	2,329	2,098
Selling, general and administrative expenses	108	120
Depreciation and amortization	89	77
Research and development expenses	12	10
Interest expense and amortization of debt issuance costs	81	76
Gain on assets held for sale	(11)	—
Restructuring and impairment, net	6	9
Equity in net loss of non-consolidated affiliates	2	4
Other expense (income), net	5	(10)
	2,621	2,384
Income before income taxes	59	17
Income tax provision	24	3
Net income	35	14
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$35	$14
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$35	$—	$35	$14	$—	$14
Other comprehensive income (loss):
Currency translation adjustment	26	1	27	(2)	(1)	(3)
Net change in fair value of effective portion of cash flow hedges	13	—	13	(46)	—	(46)
Net change in pension and other benefits	(13)	—	(13)	6	—	6
Other comprehensive income (loss) before income tax effect	26	1	27	(42)	(1)	(43)
Income tax benefit related to items of other comprehensive loss	(5)	—	(5)	—	—	—
Other comprehensive income (loss), net of tax	31	1	32	(42)	(1)	(43)
Comprehensive income (loss)	$66	$1	$67	$(28)	$(1)	$(29)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$337	$509
Accounts receivable, net
— third parties (net of uncollectible accounts of $4 as of June 30, 2014 and March 31, 2014)	1,557	1,382
— related parties	61	54
Inventories	1,295	1,173
Prepaid expenses and other current assets	114	101
Fair value of derivative instruments	67	51
Deferred income tax assets	101	101
Assets held for sale	72	102
Total current assets	3,604	3,473
Property, plant and equipment, net	3,575	3,513
Goodwill	608	611
Intangible assets, net	626	640
Investment in and advances to non–consolidated affiliates	607	612
Deferred income tax assets	80	80
Other long–term assets
— third parties	183	173
— related parties	21	12
Total assets	$9,304	$9,114
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$95	$92
Short–term borrowings	956	723
Accounts payable
— third parties	1,651	1,418
— related parties	56	53
Fair value of derivative instruments	65	60
Accrued expenses and other current liabilities
— third parties	455	547
— related party	—	250
Deferred income tax liabilities	19	16
Liabilities held for sale	—	11
Total current liabilities	3,297	3,170
Long–term debt, net of current portion	4,350	4,359
Deferred income tax liabilities	421	425
Accrued postretirement benefits	632	621
Other long–term liabilities	269	271
Total liabilities	8,969	8,846
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2014 and March 31, 2014	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(1,038)	(1,073)
Accumulated other comprehensive loss	(60)	(91)
Total equity of our common shareholder	306	240
Noncontrolling interests	29	28
Total equity	335	268
Total liabilities and equity	$9,304	$9,114
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$35	$14
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	89	77
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(8)	23
Gain on assets held for sale	(11)	—
Deferred income taxes	3	(76)
Amortization of fair value adjustments	3	3
Equity in net loss of non–consolidated affiliates	2	4
Gain on foreign exchange remeasurement of debt	—	(2)
Loss on sale of assets	1	1
Amortization of debt issuance costs and carrying value adjustment	6	6
Other, net	(1)	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(169)	(29)
Inventories	(116)	12
Accounts payable	245	(149)
Other current assets	(14)	3
Other current liabilities	(84)	13
Other noncurrent assets	(10)	2
Other noncurrent liabilities	5	(3)
Net cash used in operating activities	(24)	(102)
INVESTING ACTIVITIES
Capital expenditures	(138)	(181)
Proceeds from sales of assets, net of transaction fees	34	—
Outflows from investments in and advances to non–consolidated affiliates, net	(16)	—
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	1	(6)
Net cash used in investing activities	(119)	(187)
FINANCING ACTIVITIES
Proceeds from issuance of debt	105	42
Principal payments	(53)	(17)
Short–term borrowings, net	166	219
Return of capital to our common shareholder	(250)	—
Debt issuance costs	—	(7)
Net cash (used in) provided by financing activities	(32)	237
Net decrease in cash and cash equivalents	(175)	(52)
Effect of exchange rate changes on cash	3	—
Cash and cash equivalents — beginning of period	509	301
Cash and cash equivalents — end of period	$337	$249

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2014	1,000	$—	$1,404	$(1,073)	$(91)	$28	$268
Net income attributable to our common shareholder	—	—	—	35	—	—	35
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	26	1	27
Change in fair value of effective portion of cash flow hedges, net of tax provision of $ — included in AOCI	—	—	—	—	13	—	13
Change in pension and other benefits, net of tax benefit of $5 included in AOCI	—	—	—	—	(8)	—	(8)
Balance as of June 30, 2014	1,000	$—	$1,404	$(1,038)	$(60)	$29	$335
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited, our indirect parent company.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs) and post-industrial aluminum, such as class scrap. As of June 30, 2014, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe; through 24 operating facilities, including recycling operations in ten of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2014 filed with the United States Securities and Exchange Commission (SEC) on May 16, 2014. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
Consolidation Policy
Our condensed consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries and majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our condensed consolidated financial statements.
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net income attributable to our common shareholder” includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non–consolidated affiliates" and "Equity in net loss of non-consolidated affiliates."
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) impairment of and assessment of consolidation of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from our estimates.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2015, we adopted Financial Accounting Standards Board ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of this standard had an insignificant impact on our consolidated financial position.
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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this update change the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The guidance will be applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We will adopt this standard prospectively in our first quarter ending June 30, 2015 on future disposals. The accounting treatment and classification of future disposals under this new standard could differ from our current treatment and classification of disposals in our current consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning on or after December 31, 2016 and interim periods within that year. Early adoption is not permitted. We will adopt this standard in our first quarter ending June 30, 2017. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the three months ended June 30, 2014 and 2013 was $6 million and $9 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2014	$47
Expenses	6	$—	$6	$—	$6
Cash payments	(7)
Balance as of June 30, 2014	$46

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability and impairments related to a restructuring activity.

(B)	Other impairment charges not related to a restructuring activity.
As of June 30, 2014, $27 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $19 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$—	$5
Fixed asset impairment (A)	—	—	28
Other exit related costs	—	1	—
Period expenses (A)	—	1	3

Relocation of R&D operations to Kennesaw, Georgia
Severance	—	1	11
Relocation costs	—	1	—
Period expenses (A)	—	1	—
Total restructuring charges - North America	$—	$5	$47

Restructuring payments - North America
Severance	$—	$(4)
Other	—	(2)
Total restructuring payments - North America	$—	$(6)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility and relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia. As of June 30, 2014, the restructuring liability for the North America segment was $4 million, which relates to $3 million of severance charges and $1 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - Europe
Business optimization
Severance	$3	$26	$16
Pension settlement loss (A)	—	1	—
Total restructuring charges - Europe	$3	$27	$16

Total restructuring payments - Europe
Severance	$(6)	$(18)
Other	—	(1)
Total restructuring payments - Europe	$(6)	$(19)

(A)     These charges were not recorded through the restructuring liability.

The business optimization actions include the shutdown of facilities, staff rationalization and other activities to optimize our business in Europe. As of June 30, 2014, the restructuring liability for the Europe segment was $15 million and relates to $14 million of severance charges and $1 million of environmental remediation liabilities and other costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - South America
Non-core assets
Severance	$—	$2	$3
Asset impairments (A)	—	—	1
Contract termination and other	—	1	5
Environmental charges	2	16	—

Aratu plant closure
Severance		—	7
Asset impairments (A)	—	—	7
Other exit costs	1	—	6
Total restructuring charges - South America	$3	$19	$29

Restructuring payments - South America
Severance	$—	$(4)
Other	(1)	(4)
Total restructuring payments - South America	$(1)	$(8)

(A)     These charges were not recorded through the restructuring liability.

The non-core asset charges, including the shut down of one of our primary aluminum smelter lines in Ouro Preto, Brazil, were recorded as we take steps in aligning our global strategy on the premium markets of beverage cans, automobiles, and specialty products. In fiscal 2011, we closed our primary aluminum smelter in Aratu, Brazil. For further information on environmental charges see, Note 16 – Commitments and Contingencies.
As of June 30, 2014, the restructuring liability for the South America segment was $26 million and relates to $19 million of environmental charges, $1 million of contract termination charges, and $6 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Corporate

The following table summarizes our restructuring activity for the Corporate operations by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - Corporate
Relocation costs of global headquarters	$—	$—	$5

Restructuring payments - Corporate
Lease Termination Costs	$—	$(1)
Total restructuring payments - Corporate	$—	$(1)

The other relocation costs relate to lease termination costs incurred in the relocation of our global headquarters to a new facility in Atlanta, Georgia and contract termination fees. As of June 30, 2014, the restructuring liability for the Corporate segment was $1 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2014	March 31, 2014
Finished goods	$325	$259
Work in process	480	419
Raw materials	372	382
Supplies	118	113
Inventories	$1,295	$1,173

Certain amounts within the components of "Inventories" as of March 31, 2014 have been revised. The immaterial revision had no impact on total "Inventories" as presented in the historical footnote or consolidated balance sheet.

4.    ASSETS HELD FOR SALE
We are focused on capturing the global growth we see in our premium product markets of beverage can, automotive and specialties. We continually analyze our product portfolio to ensure we are focused on growing in attractive market segments. The following transactions relate to exiting certain non-core operations and are steps in aligning our growth strategy on the premium product markets.
In March 2014, we made a decision to sell our hydroelectric power generation operations, including our investment in the Consorcio Candonga joint venture, in Brazil. In April 2014, we entered into agreements to sell the hydroelectric generation operations and our share of the Consorcio Candonga joint venture to two separate parties. The sale is expected to take place within the next twelve months and is pending regulatory approval. The related assets of $72 million have been classified as "Assets held for sale" in our condensed consolidated balance sheets as of June 30, 2014. The estimated fair market value of the hydroelectric power assets is in excess of the net book value.
In May 2014, we recognized a $4 million "Gain on assets held for sale" in the condensed consolidated statements of operations upon receipt of a non-refundable milestone payment related to a land and mining rights sale agreement in Brazil. We expect to receive an additional $4 million within this fiscal year.
In June 2014, we sold our consumer foil operations in North America to a third party for $31 million in cash (exclusive of transaction fees), $1 million of which is classified as "Accounts receivable, net - third parties" in our condensed consolidated balance sheets. We recognized a $7 million "Gain on assets held for sale" in the condensed consolidated statements of operations in the three months ended June 30, 2014. As of March 31, 2014, these assets and liabilities were classified as "Assets held for sale" and "Liabilities held for sale" in our condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	June 30, 2014	March 31, 2014
Assets held for sale
Accounts receivable	$—	$10
Inventories	—	15
Prepaid expenses and other current assets	—	1
Property, plant and equipment, net	32	37
Investment in and advances to non-consolidated affiliates	40	39
Total assets held for sale	$72	$102

Liabilities held for sale
Accounts payable	$—	$4
Accrued expenses and other current liabilities	—	7
Total liabilities held for sale	$—	$11

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

	June 30, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$—	$1
Accounts receivable	39	38
Inventories	45	42
Prepaid expenses and other current assets	1	1
Total current assets	85	82
Property, plant and equipment, net	11	14
Goodwill	12	12
Deferred income taxes	65	63
Other long-term assets	2	3
Total assets	$175	$174
Liabilities
Current liabilities
Accounts payable	$25	$26
Accrued expenses and other current liabilities	13	13
Total current liabilities	38	39
Accrued postretirement benefits	144	141
Other long-term liabilities	2	2
Total liabilities	$184	$182

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from businesses we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three months ended June 30, 2014 and 2013; and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
	2014	2013
Net sales	$138	$131
Costs and expenses related to net sales	146	127
(Benefit) provision for taxes on income	(2)	4
Net loss	$(6)	$—
Purchase of tolling services from Aluminium Norf GmbH (Norf)	$69	$66

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	June 30, 2014	March 31, 2014
Accounts receivable-related parties	$61	$54
Other long-term assets-related parties	$21	$12
Accounts payable-related parties	$56	$53

We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), during the three months ended June 30, 2014 and three months ended June 30, 2013. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of June 30, 2014 and March 31, 2014.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2014, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of June 30, 2014, this guarantee totaled $4 million (3 million euros).

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with our parent company, Hindalco. During the three months ended June 30, 2014 and 2013, “Net sales” were less than $1 million between Novelis and our indirect parent. As of June 30, 2014 and March 31, 2014, there were no "Accounts receivable, net" outstanding related to transactions with Hindalco.
On April 30, 2014, we paid a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which was declared in March 2014. The $250 million return of capital was recorded as "Accrued expense and other current liabilities" as of March 31, 2014 in our condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2014					March 31, 2014
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.58%	$956	$—		$956	$723	$—		$723
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,745	(19)	(B)	1,726	1,749	(20)	(B)	1,729
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	10	—		10	11	—		11
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 162 billion)	3.58%	160	—		160	155	—		155
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 31 million)	7.50%	35	(1)	(C)	34	36	(1)	(C)	35
Novelis do Brasil Ltda.
BNDES loans, due February 2015 through April 2021 (BRL 27 million)	6.29%	12	(2)	(D)	10	13	(2)	(D)	11
Other
Other debt, due through December 2020	5.74%	5	—		5	10	—		10
Total debt		5,423	(22)		5,401	5,197	(23)		5,174
Less: Short-term borrowings		(956)	—		(956)	(723)	—		(723)
Current portion of long term debt		(95)	—		(95)	(92)	—		(92)
Long-term debt, net of current portion		$4,372	$(22)		$4,350	$4,382	$(23)		$4,359

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of June 30, 2014, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012 and 2013. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments were allocated to the Term Loan Facility, resulting in carrying value adjustments on this debt obligation. The unamortized carrying value also includes an issuance discount.

(C)	Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value resulting in carrying value adjustments to our capital lease obligations in Novelis Switzerland.

(D)
The unamortized carrying value includes issuance discounts related to the difference resulting from the contractual rates of interest specified in the instruments that are lower than the market rates of interest upon issuance.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of June 30, 2014 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2014	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,051
2 years	126
3 years	1,720
4 years	1,109
5 years	9
Thereafter	1,408
Total	$5,423
Senior Secured Credit Facilities
     As of June 30, 2014, the senior secured credit facilities consisted of (1) a $1.7 billion four year secured term loan credit facility (Term Loan Facility) and (2) a $1.0 billion five-year asset based loan facility (ABL Revolver) which has a provision that allows the facility to be increased by an additional $500 million. The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
In May 13, 2013, we amended and extended our asset based loan facility (ABL Facility) by entering into a $1.0 billion, five-year, Senior Secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% plus a prime spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The facility matures on May 13, 2018; provided that, in the event that any of the Notes or the ABL Revolver are outstanding (and not refinanced with a maturity date later than November 13, 2018) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes or the Term Loan Facility; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of June 30, 2014, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Short-Term Borrowings
As of June 30, 2014, our short-term borrowings were $956 million, consisting of $710 million of loans under our ABL Revolver, $171 million in Novelis Brazil loans, $57 million (KRW 58 billion) in Novelis Korea loans, $17 million (VND 370 billion) in Novelis Vietnam loans and $1 million of other short term borrowings. The weighted average interest rate on our total short-term borrowings was 3.58% as of June 30, 2014 and March 31, 2014.
As of June 30, 2014, $12 million of the ABL Revolver was utilized for letters of credit, and we had $278 million in remaining availability under the ABL Revolver.
In May 2013, Novelis Korea entered into two revolving loan facilities. As of June 30, 2014, one of the facilities has a borrowing capacity of $22 million (KRW 23 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. The second facility has a borrowing capacity of $49 million (KRW 50 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. Both facilities mature in May 2015. As of June 30, 2014, we had $7 million (KRW 8 billion) outstanding under the first facility and no borrowings outstanding under the second revolving loan facility.
In March 2014, Novelis Korea entered into a new committed credit line with a borrowing capacity of $59 million (KRW 60 billion). The new facility bears an interest rate of the three month Korean Interbank Offered Rate plus a spread of 1.25%. As of June 30, 2014, we had no borrowings outstanding under this loan facility. This facility matures in March 2015.
In June 2014, Novelis Korea entered into two additional committed credit facilities. As of June 30, 2014, one of the facilities has a borrowing capacity of $30 million (KRW 30 billion) and bears an interest rate tied to Korea's three month CD rate plus a spread of 1.25%. The second committed credit facility has a borrowing capacity of $16 million (KRW 16 billion) and bears an interest rate of the three month financial rate as published by the Korea Financial Investment Association plus a spread of 1.6%. Both facilities mature in June 2015. As of June 30, 2014, we had no borrowings outstanding under these committed credit facilities.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of June 30, 2014, we were in compliance with the covenants in the Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Korean Bank Loans
As of June 30, 2014, Novelis Korea had $160 million (KRW 162 billion) of outstanding long-term loans with various banks, of which $64 million is due within one year. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.58% as of June 30, 2014.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of June 30, 2014, we had $12 million (BRL 27 million) outstanding under the BNDES loan agreements at a current weighted average rate of 6.29% with maturity dates of February 2015 through April 2021. As of June 30, 2014 there are $3 million of BNDES loans due within one year.
Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.9 million). As of June 30, 2014, we had $35 million (CHF 31 million) outstanding under this capital lease.
During fiscal 2013, Novelis Inc. entered into various five-year capital lease arrangements to upgrade and expand our information technology infrastructure. As of June 30, 2014, we had $10 million outstanding under these capital leases.
As of June 30, 2014, we had $5 million of other capital lease obligations with due dates through December 2020.
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
The Hindalco SARs and Novelis SARs vest at a rate of 25% per year, subject to the achievement of an annual performance target, and expire 7 years from their original grant date. Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. Each Novelis SAR is to be settled in cash based on the difference between the fair value of one Novelis phantom share on the original date of grant and the fair value of a phantom share on the date of exercise. The amount of cash paid to settle Hindalco SARs and Novelis SARs are limited to two and a half or three times the target payout depending on the plan year. The Hindalco SARs and Novelis SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco SARs and Novelis SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2016, 2017 and 2018 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

	Three Months Ended June 30,
	2014	2013
Total compensation expense	$4	$13
The table below shows the RSUs activity for the three months ended June 30, 2014.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2014	4,490,860	120.42	$11
Granted	1,455,206	145.50	—
Exercised	(682,361)	191.98	—
Forfeited/Cancelled	(80,833)	143.19	—
RSUs outstanding as of June 30, 2014	5,182,872	118.47	$15

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below shows the Hindalco SARs activity for the three months ended June 30, 2014.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	21,635,392	112.26	4.3	$13
Granted	4,868,698	145.50	7.0	—
Exercised	(4,128,272)	89.97	—	—
Forfeited/Cancelled	(730,823)	131.29	—	—
SARs outstanding as of June 30, 2014	21,644,995	123.35	4.9	$17
SARs exercisable as of June 30, 2014	8,339,534	121.52	3.3	$8

The table below shows the Novelis SARs activity for the three months ended June 30, 2014.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	668,402	$90.09	5.3	$2
Granted	376,173	94.40	7.0	—
Exercised	(12,244)	66.46	—	—
Forfeited/Cancelled	(33,760)	83.77	—	—
SARs outstanding as of June 30, 2014	998,571	$92.22	5.8	$4
SARs exercisable as of June 30, 2014	223,623	$89.00	4.8	$2

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Three Months Ended June 30,
	2014	2013
Risk-free interest rate	8.56% - 8.78%	7.63% - 7.75%
Dividend yield	0.61%	1.40%
Volatility	43% - 55%	39% - 52%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Three Months Ended June 30,
	2014	2013
Risk-free interest rate	1.21% - 2.10%	1.00% - 1.66%
Dividend yield	—%	—%
Volatility	30% - 43%	31% - 41%

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
The cash payments made to settle SAR liabilities were $5 million and $13 million in the three months ended June 30, 2014, and 2013, respectively. Total cash payments made to settle RSUs were $2 million and $1 million in the three months ended June 30, 2014 and 2013, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $15 million, which is expected to be recognized over a weighted average period of 2.1 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $17 million, which is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense related to the RSUs was $10 million, which will be recognized over the remaining weighted average vesting period of 1.8 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada and Brazil.

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$11	$13	$1	$3
Interest cost	17	16	1	2
Expected return on assets	(17)	(16)	—	—
Amortization — losses, net	6	5	2	1
Amortization — prior service credit, net	(1)	—	(10)	—
Termination benefits / curtailments	1	—	(2)	—
Net periodic benefit cost	$17	$18	$(8)	$6

The average expected long-term rate of return on plan assets is 6.1% in fiscal 2015.

In June 2014, the Company amended its U.S. non-union retiree medical plan to extend retirees' option to participate in a Retiree Health Access Exchange (RHA). For calendar years 2014 through 2017, the Company will subsidize a portion of the retiree medical premium rates of the RHA. The Company will not provide a subsidy beginning in calendar year 2018. The amendment to the plan resulted in a plan remeasurement and recognition of prior service costs of approximately $11 million which will be amortized on a straight-line basis through December 31, 2017.
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

	Three Months Ended June 30,
	2014	2013
Funded pension plans	$4	$6
Unfunded pension plans	1	2
Savings and defined contribution pension plans	6	5
Total contributions	$11	$13
During the remainder of fiscal 2015, we expect to contribute an additional $30 million to our funded pension plans, $13 million to our unfunded pension plans and $16 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other expense (income), net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2014	2013
Loss (gain) on remeasurement of monetary assets and liabilities, net	$11	$(18)
Loss released from accumulated other comprehensive income	—	1
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(11)	12
Currency gains, net	$—	$(5)

The following currency gains (losses) are included in Accumulated other comprehensive loss (“AOCI”), net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2014	Year Ended March 31, 2014

Cumulative currency translation adjustment — beginning of period	$90	$(30)
Effect of changes in exchange rates	27	120
Cumulative currency translation adjustment — end of period	$117	$90

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The gross fair values of our financial instruments and commodity contracts as of June 30, 2014 and March 31, 2014 are as follows (in millions):

	June 30, 2014
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent (A)	Current	Noncurrent (A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(13)	$—	$(13)
Currency exchange contracts	23	9	(7)	(4)	21
Energy contracts	2	—	—	—	2
Interest rate swaps	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$25	$9	$(21)	$(4)	$9
Derivatives not designated as hedging instruments
Aluminum contracts	16	—	(29)	—	(13)
Currency exchange contracts	26	—	(9)	—	17
Energy contracts	—	—	(6)	(11)	(17)
Total derivatives not designated as hedging instruments	42	—	(44)	(11)	(13)
Total derivative fair value	$67	$9	$(65)	$(15)	$(4)

	March 31, 2014
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent (A)	Current	Noncurrent(A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$4	$—	$(7)	$—	$(3)
Currency exchange contracts	15	4	(13)	(6)	—
Energy contracts	3	—	—	—	3
Net investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Fair value hedges
Aluminum contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$22	$4	$(22)	$(6)	$(2)
Derivatives not designated as hedging instruments:
Aluminum contracts	19	—	(28)	—	(9)
Currency exchange contracts	9	—	(3)	—	6
Energy contracts	1	—	(7)	(13)	(19)
Total derivatives not designated as hedging instruments	29	—	(38)	(13)	(22)
Total derivative fair value	$51	$4	$(60)	$(19)	$(24)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities” respectively, in the accompanying condensed consolidated balance sheets.

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term London Metals Exchange (LME) and Midwest transaction premium aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 5 kt and 9 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2014 and March 31, 2014, respectively.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk:

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended June 30,
	2014	2013
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$1	$(3)
Designated Hedged Items	(1)	3
Net Ineffectiveness (A)	$—	$—

(A)Effective portion is recorded in "Net sales" and net ineffectiveness in "Other expense (income), net"
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 3 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2014 and March 31, 2014, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to fixed costs associated with our smelter operations in South America. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 262 kt and 222 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of June 30, 2014 and March 31, 2014, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The remaining balance of our LME and Midwest transaction premium aluminum derivative contracts are not designated as accounting hedges. As of June 30, 2014 and March 31, 2014, we had 89 kt and 105 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than five months. The following table summarizes our notional amount (in kt).

	June 30, 2014	March 31, 2014
Hedge Type
Purchase (Sale)
Cash flow purchases	3	16
Cash flow sales	(262)	(222)
Fair value	5	9
Not designated	(89)	(105)
Total, net	(343)	(302)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $582 million and $724 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2014 and March 31, 2014, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $53 million and $61 million outstanding foreign currency forwards designated as net investment hedges as of June 30, 2014 and as of March 31, 2014, respectively.
As of June 30, 2014 and March 31, 2014, we had outstanding currency exchange contracts with a total notional amount of $767 million and $649 million, respectively, which were not designated as hedges. Contracts that represent the majority of notional amounts will mature during the second and third quarters of fiscal 2015.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of June 30, 2014, and the fair value of this swap was a liability of $17 million as of June 30, 2014. As of March 31, 2014, the fair value of this electricity swap was a liability of $19 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 8.1 million MMBTUs designated as cash flow hedges as of June 30, 2014, and the fair value of these swaps was an asset of $2 million. There were 9.5 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2014 and the fair value of these swaps was an asset of $3 million. As of June 30, 2014 and March 31, 2014, we had 1.1 million MMBTUs and 1.5 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of June 30, 2014 and March 31, 2014 was an asset of less than $1 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Interest Rate
As of June 30, 2014, we swapped $134 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of June 30, 2014 and March 31, 2014, $134 million (KRW 136 billion) and $127 million (KRW 136 billion) were designated as cash flow hedges, respectively.
Gain (Loss) Recognition

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30,
	2014	2013
Derivative instruments not designated as hedges
Aluminum contracts	$(7)	$(2)
Currency exchange contracts	12	(12)
Energy contracts (A)	2	—
Gain (loss) recognized in "Other expense (income), net"	$7	$(14)
Derivative instruments designated as hedges
Gain recognized in "Other expense (income), net" (B)	2	10
Total gain (loss) recognized in "Other expense (income), net"	$9	$(4)
Balance sheet remeasurement currency exchange contracts	$11	$(13)
Realized (losses) gains, net	(3)	21
Unrealized gains (losses) on other derivative instruments, net	1	(12)
Total gain (loss) recognized in "Other expense (income), net"	$9	$(4)

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded and hedging relationship ineffectiveness on designated aluminum and foreign currency capex contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness on fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $2 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Cash flow hedging derivatives
Aluminum contracts	$(21)	$29	$3	$11
Currency exchange contracts	32	(51)	(1)	—
Energy contracts (A)	—	(2)	—	—
Total	$11	$(24)	$2	$11
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) three months ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013
Energy contracts (A)	$(1)	$(1)	Other expense (income), net
Energy contracts (C)	1	—	Cost of goods sold (B)
Aluminum contracts	(6)	21	Cost of goods sold (B)
Aluminum contracts	—	2	Net sales
Currency exchange contracts	1	1	Cost of goods sold (B)
Currency exchange contracts	4	—	Net sales
Currency exchange contracts	1	(1)	Other expense (income), net
Total	$—	$22	Income before taxes
	—	(7)	Income tax provision
	$—	$15	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the change in the components of accumulated other comprehensive income (loss) net of tax, for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income before reclassifications	26	13	(5)	34
Amounts reclassified from AOCI, net	—	—	(3)	(3)
Net current-period other comprehensive income (loss)	26	13	(8)	31
Balance as of June 30, 2014	$115	$(7)	$(168)	$(60)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	(2)	(29)	—	(31)
Amounts reclassified from AOCI, net	—	(15)	4	(11)
Net current-period other comprehensive income (loss)	(2)	(44)	4	(42)
Balance as of June 30, 2013	$(35)	$(46)	$(229)	$(310)

(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

The following table summarizes the impact on AOCI and earnings of derivative instruments designation as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) three months ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013
Energy contracts (A)	$(1)	$(1)	Other expense (income), net
Energy contracts (C)	1	—	Cost of goods sold (B)
Aluminum contracts	(6)	21	Cost of goods sold (B)
Aluminum contracts	—	2	Net sales
Currency exchange contracts	1	1	Cost of goods sold (B)
Currency exchange contracts	4	—	Net sales
Currency exchange contracts	1	(1)	Other expense (income), net
Total	$—	$22	Income before taxes
	—	(7)	Income tax provision
	$—	$15	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

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
The average forward price at June 30, 2014, estimated using the method described above, was $59 per megawatt hour, which represented an $8 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $51 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by approximately $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2014 and March 31, 2014, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2014 and March 31, 2014 (in millions).

	June 30, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$16	$(42)	$23	$(36)
Currency exchange contracts	58	(20)	28	(23)
Energy contracts	2	—	4	(1)
Interest rate swaps	—	(1)	—	—
Total level 2 instruments	76	(63)	55	(60)
Level 3 instruments
Energy contracts	—	(17)	—	(19)
Total level 3 instruments	—	(17)	—	(19)
Total gross	$76	$(80)	$55	$(79)
Netting adjustment (A)	(21)	21	(20)	20
Total net	$55	$(59)	$35	$(59)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized gains of less than $1 million for the three months ended June 30, 2014 related to Level 3 financial instruments that were still held as of June 30, 2014. These unrealized gains were included in “Other expense (income), net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2014	$(19)
Realized/unrealized gain included in earnings (B)	4
Settlements	(2)
Balance as of June 30, 2014	$(17)

(A)    Represents net derivative liabilities.
(B)    Included in “Other expense (income), net.”

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

	June 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$21	$21	$12	$12
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,445	$4,655	$4,451	$4,734

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER EXPENSE (INCOME), NET
“Other expense (income), net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2014	2013
Foreign currency remeasurement gains, net (A)	$—	$(5)
(Gain) loss on change in fair value of other unrealized derivative instruments, net	(1)	12
Loss (gain) on change in fair value of other realized derivative instruments, net	3	(21)
Loss on Brazilian tax litigation, net (B)	2	1
Interest income	(1)	(1)
Other, net	2	4
Other expense (income), net	$5	$(10)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2014	2013
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$61	$21
Canadian statutory tax rate	25%	26%
Provision at the Canadian statutory rate	$15	$5
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	4	(9)
Exchange remeasurement of deferred income taxes	4	(15)
Change in valuation allowances	11	37
Income items not subject to tax	(1)	(1)
Dividends not subject to tax	(10)	(14)
Tax rate differences on foreign earnings	1	—
Income tax provision	$24	$3
Effective tax rate	39%	14%

The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of June 30, 2014, we had a net deferred tax liability of $259 million. This amount included gross deferred tax assets of approximately $877 million and a valuation allowance of $429 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2013. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $3 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

16.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings that arise in the ordinary course of our business, including some that we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and estimable. While the ultimate resolution of and liability and costs related to these matters cannot be determined with certainty, we do not believe that any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $90 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of June 30, 2014 were approximately $25 million, of which $18 million was associated with a restructuring action and the remaining undiscounted clean-up costs were approximately $7 million. Additionally, $22 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2014. As of March 31, 2014, $21 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of this review, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Brazil Tax Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements approximate $109 million and $107 million as of June 30, 2014 and March 31, 2014, respectively. As of June 30, 2014, $11 million and $98 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2014, $11 million and $96 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million and $1 million for the three months ended June 30, 2014 and 2013, respectively, as which was reported in “Other expense (income), net.”
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes as of June 30, 2014 and March 31, 2014, we had cash deposits aggregating approximately $7 million and $6 million, respectively, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. The liabilities recorded for these other disputes and claims were $19 million and $18 million as of June 30, 2014 and March 31, 2014, respectively. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.

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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates eight plants, including two fully dedicated recycling facilities and one facility with recycling operations, in two countries.
Europe. Headquartered in Zurich, Switzerland, this segment operates ten plants, including two fully dedicated recycling facilities and two plants with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates three plants, including two facilities with recycling operations in two countries. Additionally, we have an automotive sheet finishing facility in Changzhou, China that began commissioning in July 2014. We also have a recycling center in Vietnam, which handles the procurement, cleaning and baling of UBCs.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations, power generation, and operates three plants including a facility with recycling operations, in Brazil.
We measure the profitability and financial performance of our operating segments based on “Segment income.” We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting changes, net of tax.
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5- Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.
Selected Segment Financial Information

June 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$—	$607	$—	$—	$—	$607
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	40	—	40
Total assets	$2,805	$3,165	$1,562	$1,714	$58	$9,304

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

March 31, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$—	$612	—	$—	$—	612
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	39	—	39
Total assets	$2,998	$3,046	$1,440	$1,583	$47	$9,114

Selected Operating Results Three Months Ended June 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$815	$880	$529	$403	$53	$2,680
Net sales-intersegment	6	34	27	17	(84)	—
Net sales	$821	$914	$556	$420	$(31)	$2,680

Depreciation and amortization	$34	$25	$20	$17	$(7)	$89
Income tax (benefit) provision	$(9)	$12	$3	$12	$6	$24
Capital expenditures	$19	$89	$20	$17	$(7)	$138

Selected Operating Results Three Months Ended June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$776	$778	$472	$327	$48	$2,401
Net sales-intersegment	4	29	13	7	(53)	—
Net sales	$780	$807	$485	$334	$(5)	$2,401

Depreciation and amortization	$30	$24	$14	$15	$(6)	$77
Income tax (benefit) provision	$(1)	$11	$4	$(15)	$4	$3
Capital expenditures	$27	$36	$65	$40	$13	$181

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended June 30,
	2014	2013
North America	$64	$46
Europe	79	70
Asia	37	46
South America	55	42
Depreciation and amortization	(89)	(77)
Interest expense and amortization of debt issuance costs	(81)	(76)
Adjustment to eliminate proportional consolidation	(8)	(11)
Unrealized gains (losses) on change in fair value of derivative instruments, net	1	(12)
Realized (losses) gains on derivative instruments not included in segment income	(1)	2
Gain on assets held for sale	11	—
Restructuring and impairment, net	(6)	(9)
Other costs, net	(3)	(4)
Income before income taxes	59	17
Income tax provision	24	3
Net income	35	14
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$35	$14
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2014	2013
Rexam	18%	12%
Affiliates of Ball Corporation	11%	10%
Anheuser-Busch	8%	8%
Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of total combined metal purchases.

	Three Months Ended June 30,
	2014	2013
Purchases from RTA as a percentage of total	15%	18%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Three Months Ended June 30,
	2014	2013
Interest paid	$127	$124
Income taxes paid	$39	$31
As of June 30, 2014, we recorded $59 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to June 30, 2014.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$174	$2,235	$685	$(414)	$2,680
Cost of goods sold (exclusive of depreciation and amortization)	172	1,950	621	(414)	2,329
Selling, general and administrative expenses	(4)	91	21	—	108
Depreciation and amortization	4	64	21	—	89
Research and development expenses	—	12	—	—	12
Interest expense and amortization of debt issuance costs	80	14	3	(16)	81
Gain on assets held for sale	(5)	(6)	—	—	(11)
Restructuring and impairment, net	—	5	1	—	6
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net (income) loss of consolidated subsidiaries	(90)	(9)	—	99	—
Other expense (income), net	(20)	4	5	16	5
	137	2,127	672	(315)	2,621
Income (loss) before income taxes	37	108	13	(99)	59
Income tax provision	2	18	4	—	24
Net income (loss)	35	90	9	(99)	35
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$35	$90	$9	$(99)	$35
Comprehensive income (loss)	$66	$74	$44	$(117)	$67
Less: Comprehensive income attributable to noncontrolling interest	$—	$—	$1	$—	$1
Comprehensive income (loss) attributable to our common shareholder	$66	$74	$43	$(117)	$66

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$178	$1,962	$626	$(365)	$2,401
Cost of goods sold (exclusive of depreciation and amortization)	189	1,717	557	(365)	2,098
Selling, general and administrative expenses	44	63	13	—	120
Depreciation and amortization	4	58	15	—	77
Research and development expenses	1	9	—	—	10
Interest expense and amortization of debt issuance costs	79	7	(1)	(9)	76
Restructuring and impairment, net	—	8	1	—	9
Equity in net loss of non-consolidated affiliates	—	4	—	—	4
Equity in net (income) loss of consolidated subsidiaries	(155)	(26)	—	181	—
Other expense (income), net	2	(29)	8	9	(10)
	164	1,811	593	(184)	2,384
Income (loss) before taxes	14	151	33	(181)	17
Income tax (benefit) provision	—	(2)	5	—	3
Net income (loss)	14	153	28	(181)	14
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$14	$153	$28	$(181)	$14
Comprehensive (loss) income	$(28)	$172	$6	$(179)	$(29)
Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive (loss) income attributable to our common shareholder	$(28)	$172	$7	$(179)	$(28)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$207	$126	$—	$337
Accounts receivable, net of allowances
— third parties	21	1,247	289	—	1,557
— related parties	333	159	88	(519)	61
Inventories	43	968	284	—	1,295
Prepaid expenses and other current assets	7	87	20	—	114
Fair value of derivative instruments	18	19	31	(1)	67
Deferred income tax assets	—	99	2	—	101
Assets held for sale	—	72	—	—	72
Total current assets	426	2,858	840	(520)	3,604
Property, plant and equipment, net	98	2,516	961	—	3,575
Goodwill	—	597	11	—	608
Intangible assets, net	18	604	4	—	626
Investments in and advances to non-consolidated affiliates	—	607	—	—	607
Investments in consolidated subsidiaries	3,322	658	—	(3,980)	—
Deferred income tax assets	—	27	53	—	80
Other long-term assets
— third parties	68	99	16	—	183
— related parties	1,331	70	—	(1,380)	21
Total assets	$5,263	$8,036	$1,885	$(5,880)	$9,304
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$10	$64	$—	$95
Short-term borrowings
— third parties	438	443	75	—	956
— related parties	32	88	—	(120)	—
Accounts payable
— third parties	30	1,066	555	—	1,651
— related parties	55	364	23	(386)	56
Fair value of derivative instruments	7	46	13	(1)	65
Accrued expenses and other current liabilities
— third parties	42	331	82	—	455
— related parties	—	9	4	(13)	—
Deferred income tax liabilities	—	19	—	—	19
Total current liabilities	625	2,376	816	(520)	3,297
Long-term debt, net of current portion
— third parties	4,215	37	98	—	4,350
— related parties	49	1,272	59	(1,380)	—
Deferred income tax liabilities	—	415	6	—	421
Accrued postretirement benefits	42	431	159	—	632
Other long-term liabilities	26	234	9	—	269
Total liabilities	4,957	4,765	1,147	(1,900)	8,969
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
Retained earnings (accumulated deficit)	(1,038)	1,752	689	(2,441)	(1,038)
Accumulated other comprehensive income (loss)	(60)	(162)	20	142	(60)
Total equity of our common shareholder	306	1,590	709	(2,299)	306
Noncontrolling interests	—	—	29	—	29
Total equity	306	1,590	738	(2,299)	335
Total liabilities and equity	$5,263	$8,036	$1,885	$(5,880)	$9,304

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(79)	$67	$3	$(15)	$(24)
INVESTING ACTIVITIES
Capital expenditures	(4)	(114)	(20)	—	(138)
Proceeds from sales of assets, net of transaction fees
— third parties	29	5	—	—	34
— related parties	—	—	—	—	—
Proceeds (outflows) from investment in and advances to affiliates, net	235	(16)	—	(235)	(16)
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	3	(9)	7	—	1
Net cash provided by (used in) investing activities	263	(134)	(13)	(235)	(119)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	95	10	—	105
— related parties	—	500	3	(503)	—
Principal payments
— third parties	(5)	(35)	(13)	—	(53)
— related parties	—	(17)	—	17	—
Short-term borrowings, net
— third parties	71	96	(1)	—	166
— related parties	—	(721)	—	721	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Dividends — noncontrolling interests	—	(15)	—	15	—
Net cash (used in) provided by financing activities	(184)	(97)	(1)	250	(32)
Net decrease in cash and cash equivalents	—	(164)	(11)	—	(175)
Effect of exchange rate changes on cash	—	(1)	4	—	3
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$4	$207	$126	$—	$337

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended June 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(134)	$43	$3	$(14)	$(102)
INVESTING ACTIVITIES
Capital expenditures	(4)	(118)	(59)	—	(181)
Net (outflow) proceeds from investment in and advances to affiliates	13	—	—	(13)	—
Proceeds from settlement of other undesignated derivative instruments, net	2	(13)	5	—	(6)
Net cash provided by (used in) investing activities	11	(131)	(54)	(13)	(187)
FINANCING ACTIVITIES
Proceeds from issuance of debt
— third parties	—	41	1	—	42
— related parties	—	—	21	(21)	—
Principal payments
— third parties	(5)	(12)	—	—	(17)
Short-term borrowings, net
— third parties	145	74	—	—	219
— related parties	—	(34)	—	34	—
Dividends, noncontrolling interests	—	(14)	—	14	—
Debt issuance costs	(7)	—	—	—	(7)
Net cash provided by financing activities	133	55	22	27	237
Net increase (decrease) in cash and cash equivalents	10	(33)	(29)	—	(52)
Effect of exchange rate changes on cash	—	1	(1)	—	—
Cash and cash equivalents — beginning of period	4	196	101	—	301
Cash and cash equivalents — end of period	$14	$164	$71	$—	$249

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2014. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants as well as stand-alone recycling facilities to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2014, we had manufacturing operations in nine countries on four continents, which include 24 operating plants, and recycling operations in 10 of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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

A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a pass-through base aluminum price quoted off the LME; (ii) local market premiums, which we pass through to most of our customers; and (ii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2014, filed with the United States Securities and Exchange Commission (SEC) on May 16, 2014.

HIGHLIGHTS
We experienced a strong start to fiscal year 2015 driven by the highest quarterly shipment levels in the last three years. Shipments of our flat rolled products increased 9% to 770 kt in the first quarter of fiscal 2015 compared to 708 kt in the prior year. Our recent rolling expansion in our Pindamonhangaba (Pinda) facility, coupled with strong demand in Brazil, contributed to higher shipments and strong operating results in South America. The FIFA World Cup soccer tournament in Brazil, in particular, contributed to the high level of beverage can sheet shipments, during what is normally a seasonally low quarter for shipments in South America. Our recent rolling expansion in South Korea and an increase in demand in the Middle East contributed to higher shipment levels in our Asia region. Shipments were also up in North America and Europe in the first quarter of fiscal 2015 compared to prior year, driven by higher automotive and can product shipments. As noted in the table below, this was our third consecutive quarter of higher shipments in all regions versus the comparable prior year periods.
We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve fuel efficiency by reducing vehicle weight. We are finalizing the commissioning of two automotive sheet finishing lines at our Oswego, New York facility, which will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. As a result of this added capacity, we expect our automotive shipment levels in North America to increase in the second half of fiscal 2015 when a major customer begins the production of an aluminum intensive vehicle. We began the commissioning phase of our new automotive sheet finishing plant in Changzhou, China in July 2014, which will result in approximately 120 kt of additional finishing capacity when operating at full capacity. We have started construction on a third automotive finishing line at our Oswego, New York facility and a second automotive finishing line at our Nachterstedt, Germany facility. These projects are expected to begin commissioning in late calendar year 2015 and each will add approximately 120 kt of capacity. With these latest expansions, the Company’s global automotive sheet capacity will more than triple to approximately 900 kt per year when operating at full capacity.
The amount of recycled content in our products was 46% in fiscal 2014 and we expect this will continue to increase during fiscal 2015. Our various recycling expansion projects are significant components of our strategy to achieve 80% recycled content in our products by 2020. In June 2014, we began the commissioning of our recycling expansion in Nachterstedt, Germany which is the largest aluminum recycling facility in the world. Our recently expanded recycling facilities in Yeongju, South Korea and Pinda, Brazil are contributing to the increased usage of recycled content. We are also expanding our recycling operations in Oswego, New York to support the increase in automotive scrap. In May 2014, one of our customers launched the world's first commercial use of evercanTM, the Company's high-recycled content aluminum sheet for beverage cans. Cans made of the evercanTM aluminum sheet are made of a guaranteed minimum 90% recycled content.
The competitive landscape in Asia, which includes competition from FRP suppliers in China, has resulted in lower conversion premiums with the renewal of certain customer contracts. Additionally, many of our competitors in the Asia region base their metal purchases off the Shanghai Metal Exchange, which does not have a local market premium and puts us at a disadvantage competitively. The local market premium in Asia has increased compared to prior year and resulted in an increase in our cost of metal that we are unable able to fully pass through to our customers.
In June 2014, we completed the sale of our North America consumer foil products business to Reynolds Consumer Products, LLC, for $31 million. The sale was another step in aligning our strategic growth plans on expanding our recycling leadership and focusing on premium rolled aluminum products in the automotive, beverage can, and specialties markets.
We reported "Net income" of $35 million in the three months ended June 30, 2014, an increase of $21 million compared to $14 million in the three months ended June 30, 2013. Net cash used in operating activities was $24 million for the three months ended June 30, 2014 compared to $102 million in the prior year. Our capital expenditures have declined as some of our larger strategic expansion projects have either recently commissioned or are in the commissioning phase. We spent $138 million on capital expenditures globally for the three months ended June 30, 2014 compared to $181 million in the same period in prior year.

BUSINESS AND INDUSTRY CLIMATE
Current regulations, including the Corporate Average Fuel Economy (CAFE) standards in the U.S., require significant reductions in fuel consumption by vehicles. The demand for aluminum by the automotive industry continues to grow rapidly, driven by these regulations and the need to lightweight vehicles to improve fuel efficiency. We expect the automotive aluminum market to grow significantly through the end of the decade, which is driving the significant investments we are making in our automotive sheet finishing capacity in North America, Europe and Asia. Consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can market in the region. We expect the overcapacity for can products in North America to eventually tighten as producers of flat rolled aluminum products shift more hot mill rolling capacity toward automotive products. The aluminum can market is growing in our other regions due to a combination of substitution trends and growing economic development. In Brazil, the FIFA World Cup resulted in a temporary increase in demand for beverage cans during a seasonally low quarter. The competitive landscape in which we operate continues to put downward pressure on conversion premiums, primarily in can and specialty products.

LME base aluminum prices increased 7% during the first quarter of fiscal 2015 to $1,851 per metric tonne as of June 30, 2014. The average LME price of aluminum in the first quarter of fiscal 2015 was slightly lower when compared to same period in fiscal 2014, but slightly higher when compared to all of fiscal 2014. The primary aluminum market has been impacted by excess capacity globally, as reflected in the lower average LME aluminum prices during the current quarter and fiscal 2014 as compared to fiscal years 2013 and 2012. The change in average aluminum prices had an immaterial impact to the overall benefit we realized from the utilization of recycled metal, however, we experienced a decline in the discounts off LME aluminum prices that we pay on the procurement of recycled metal, which has reduced the overall benefit. We were able to offset a portion of these declines by increasing the use of recycled metal driven primarily by our additional recycling capacity in our Yeongju, South Korea and Pinda, Brazil facilities. The prices we pay for aluminum also include local market premiums, which we pass through to most of our customers.  The local market premiums globally have historically been fairly stable but have increased significantly over the past two years.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013	Mar 31, 2014	Mar 31, 2014	Jun 30, 2014
Net sales	$2,401	$2,414	$2,403	$2,549	$9,767	$2,680
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(1)%	4%	2%	—%	12%
Rolled product shipments:
North America	238	238	235	247	958	249
Europe	232	225	212	242	911	246
Asia	162	156	165	157	640	188
South America	92	108	123	124	447	114
Eliminations	(16)	(14)	(14)	(17)	(61)	(27)
Total	708	713	721	753	2,895	770

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(11)%	(12)%	9%	3%	(3)%	5%
Europe	—%	3%	10%	11%	6%	6%
Asia	19%	10%	17%	10%	14%	16%
South America	3%	17%	15%	16%	13%	24%
Total	(2)%	(1)%	11%	8%	4%	9%

Business Model and Key Concepts
Conversion Business Model

A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) local market premiums; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Percent
	2014	2013	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,731	$1,882	(8)%
Average cash price during the period	$1,798	$1,834	(2)%
Closing cash price as of end of period	$1,851	$1,731	7%

The fluctuating prices and timing of when derivatives are realized resulted in less than $1 million of net unrealized gains on undesignated metal derivatives in the first quarter of fiscal 2015 compared to $8 million of net losses in the first quarter of fiscal 2014.

The local market premiums in all four of our regions were significantly higher in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. The weighted average local market premium was as follows:

	Three Months Ended June 30,		Percent
	2014	2013	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$434	$267	63%

The higher local market premiums, partially offset by lower based aluminum prices, increased our cost of primary and sheet ingot aluminum as compared to the first quarter of fiscal 2014. The higher prices resulted in higher "Net sales," "Cost of goods sold (exclusive of depreciation and amortization)," "Accounts receivable, net," "Inventories," and "Accounts payable."

In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." The competitive landscape in Asia results in many of our competitors in China pricing their metal off the Shanghai Metal Exchange, which does not have a local market premium. We purchase our metal inputs based on the LME and incur a local market premium, resulting in a competitive disadvantage. In Asia, the increasing local premium continues to result in a higher cost of metal, which we are unable able to fully pass through to our customers.

Recycled aluminum is generally purchased at a discount as compared to the price of primary aluminum. The benefit we receive from utilizing recycled metal is influenced by the spread between the prices for recycled aluminum and the LME primary aluminum price. Average LME aluminum prices in the first quarter of fiscal 2015 were down slightly compared to the first quarter of fiscal 2014 which resulted in an insignificant impact on the benefits we realize from utilizing recycled metal. The spread between the prices we pay for the recycled aluminum and LME primary aluminum prices tightened in the first quarter of fiscal 2015 compared to prior year, which lowered the benefits we realized from utilizing recycled metal.

Metal Price Lag and Related Hedging Activities
Increases or decreases in the average price of aluminum based on the LME directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and 2) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with metal price lag. These derivatives directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal. The volatility in local market premiums also result in metal price lag, as we do not have significant derivatives contracts associated with local market premium.

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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2014 and 2013:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended
	June 30, 2014	March 31, 2014	June 30,
			2014	2013
U.S. dollar per Euro	1.370	1.378	1.373	1.305
Brazilian real per U.S. dollar	2.203	2.263	2.226	2.116
South Korean won per U.S. dollar	1,014	1,069	1,023	1,129
Canadian dollar per U.S. dollar	1.067	1.104	1.082	1.031

In the first quarter of fiscal 2015, the U.S. dollar was on average stronger against the Brazilian real and Canadian dollar, while it was weaker against the Euro and South Korean won, as compared to the first quarter of fiscal 2014. In Europe and South Korea, the weaker U.S. dollar resulted in favorable foreign exchange translation when comparing the first quarter of fiscal 2015 operating results with the first quarter of fiscal 2014, as these operations are recorded in their local currency and translated into the U.S. dollar reporting currency. In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of our operating costs into the U.S. dollar in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. Between March 31, 2014 and June 30, 2014, the U.S. dollar weakened against the Brazilian real, which resulted in foreign currency remeasurement losses associated with certain long-term tax liabilities that are denominated in the Brazilian real and remeasured into the U.S. dollar.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which includes capital expenditures and net investment in foreign subsidiaries.
In the first quarter of fiscal 2015, the balance sheet remeasurement hedging gains fully offset the foreign currency exchange remeasurement losses on the Brazilian real denominated liabilities being remeasured to the U.S. dollar. For other foreign currency hedging programs, the unrealized gains or losses on undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the first quarter of fiscal 2015 and fiscal 2014 resulted in $1 million of net unrealized gains and $2 million of net unrealized losses on undesignated foreign currency derivatives, respectively, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013
“Net sales” increased $279 million, or 12%, driven by a 9% increase in shipments, an increase in local market premiums, and favorable foreign currency translation, partially offset by a decline in conversion premiums in our can products driven by global competitive market conditions and slightly lower average base aluminum prices.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $231 million, or 11%, due to an increase in shipments, an increase in local market premiums, higher costs due to tighter scrap metal spreads, and higher costs related to our strategic expansion projects, partially offset by cost reductions by utilizing more recycled metal, cost reductions due to an amendment we made to a non-union retiree medical plan in the prior year, and slightly lower average base aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $260 million.
“Income before income taxes” for the three months ended June 30, 2014 was $59 million, compared to $17 million in the three months ended June 30, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Selling, general and administrative expenses" decreased $12 million primarily due to an amendment made to our long term incentive plan last year, which resulted in higher benefit costs in the prior year;

•	“Depreciation and amortization” increased $12 million due to the recent commissioning of some of our global expansion projects and accelerated depreciation on certain non-core assets;

•
"Restructuring and impairment, net" of $6 million for the three months ended June 30, 2014 includes $3 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the Europe region and $3 million in environmental and other charges related to our non-core assets in Brazil. We expect to incur additional restructuring charges in fiscal 2015 related to future restructuring activities. We incurred $9 million for the three months ended June 30, 2013, which includes severance charges to reduce the cost of our business support organization for the Europe region and other charges related to the relocation of our research and development operations. (see Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities);

•
"Gain on assets held for sale" of $11 million for the three months ended June 30, 2014 includes $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale agreement in Brazil;

•
"Interest expense and amortization of debt issuance costs" of $81 million for the three months ended June 30, 2014 compared to $76 million in the prior year relates to higher outstanding debt balances;

•
Unrealized gains of $1 million for the three months ended June 30, 2014 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $12 million of losses in the same period in the prior year, which is reported as "Other expense (income), net;" and

•
Realized losses reported in "Other expense (income), net" of $3 million for the three months ended June 30, 2014 is comprised of changes in fair value of certain derivatives as compared to $21 million of gains in the same period in the prior year. These realized losses and gains offset the recognition of the underlying exposure being hedged in "Net sales" or "Cost of goods sold (exclusive of depreciation and amortization)."

Our effective tax rate for the three months ended June 30, 2014 was 39%, compared to 14% in the three months ended June 30, 2013. The effective tax rate was lower in the prior year primarily due to a low pre-tax income combined with changes in foreign currency rates on deferred income taxes in Brazil, partially offset by lower operating losses in the current period in a tax jurisdiction which we have 100% tax valuation allowance on the net operating losses.
We reported “Net income attributable to our common shareholder” of $35 million for the three months ended June 30, 2014 as compared to $14 million for the three months ended June 30, 2013, primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests’ share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting changes, net of tax. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of "Total Segment income.”

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

Selected Operating Results Three Months Ended June 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$821	$914	$556	$420	$(31)	$2,680
Shipments
Rolled products - third party	248	235	178	109	—	770
Rolled products - intersegment	1	11	10	5	(27)	—
Total rolled products	249	246	188	114	(27)	770
Non-rolled products	14	29	—	25	—	68
Total shipments	263	275	188	139	(27)	838

Selected Operating Results Three Months Ended June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$780	$807	$485	$334	$(5)	$2,401
Shipments
Rolled products - third party	237	225	157	89	—	708
Rolled products - intersegment	1	7	5	3	(16)	—
Rolled products	238	232	162	92	(16)	708
Non-rolled products	9	12	—	24	(4)	41
Total shipments	247	244	162	116	(20)	749

The following table reconciles changes in “Segment income” for the three months ended June 30, 2013 to the three months ended June 30, 2014 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Total
Segment Income - Three Months Ended June 30, 2013	$46	$70	$46	$42	$204
Volume	12	9	13	23	57
Conversion premium and product mix	(1)	3	(10)	(4)	(12)
Conversion costs (A)	(2)	(15)	(16)	(6)	(39)
Metal price lag	—	6	—	(2)	4
Foreign exchange	—	2	4	5	11
Selling, general & administrative and research & development costs (B)	9	4	—	(2)	11
Other changes	—	—	—	(1)	(1)
Segment Income - Three Months Ended June 30, 2014	$64	$79	$37	$55	$235

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

North America
“Net sales” increased $41 million, or 5%, reflecting an increase in shipments to a large can customer, higher industrial shipment levels, and growing demand for our automotive products, combined with improvements in our production levels. We expect shipments of our automotive products to increase significantly in the second half of fiscal 2015, as a result of a customer's planned production of an aluminum intensive vehicle. Additionally, the local market premium in North America, which we pass through to our customers, has increased significantly over the last year resulting in higher "Net sales."

“Segment income” was $64 million, an increase of 39%, reflecting the higher shipment levels as discussed above and lower general and administrative costs. General and administrative costs were favorable due to an amendment made to our long-term incentive plan which resulted in higher benefit costs in the prior year and other cost saving initiatives executed in the current quarter. Conversion costs were unfavorably impacted by a reduction in the benefits from the utilization of recycled metal and higher costs associated with the commissioning of our automotive lines, offset by a reduction in benefit costs resulting from an amendment to a U.S. retiree medical plan.

In June 2014, we completed the sale of our North America consumer foil products business to continue focusing on our expanding our recycling leadership and provide premium rolled aluminum products in the automotive, beverage cans and specialties markets. We are in the final stages of commissioning our two automotive sheet finishing lines at our Oswego, New York facility, which will result in approximately 240 kt of additional automotive finishing capacity annually when it is operating at full capacity. We also began construction on a third automotive finishing line in our Oswego, New York facility, which will add an additional 120 kt of finishing capacity. The third line is expected to become operational at the end of calendar year 2015.

Europe
“Net sales” increased $107 million, or 13%, due to higher can, automotive and non-FRP shipments. Additionally, the local market premium in Europe, which we pass through to our customers, has increased significantly over the last year resulting in higher "Net sales." Higher shipments of our can products were driven by an increase in purchases from a large can customer that has recently converted a Europe can plant from steel to aluminum and an unseasonably cooler, wet summer last year which resulted in lower beverage consumption in the prior year. We continue to experience an increase in demand and shipments of our automotive products.
“Segment income” was $79 million, an increase of 13%, reflecting the higher shipment levels discussed above, favorable metal price lag, and lower general and administrative costs, partially offset by higher conversion costs. General and administrative costs were favorable due to an amendment made to the our long-term incentive plan which resulted in higher benefit costs in the prior year. Conversion costs were unfavorable due to an increase in employee headcount, higher wages, higher tolling costs, and an increase in other fixed costs, partially offset by an increase in the benefits from the utilization of recycled metal. The favorable metal price lag was the result of higher local market premiums in Europe during the first quarter of fiscal 2015.
In June 2014, we began the commissioning of our fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt when operating at full capacity. We recently began construction on a second automotive finishing line in our Nachterstedt, Germany facility, which will add an additional 120 kt of finishing capacity. The second line is expected to become operational at the end of calendar year 2015.
Asia
“Net sales” increased $71 million, or 15%, reflecting higher shipments of our can products, partially offset by lower conversion premiums. The increase in our can volumes were driven by higher demand from customers in the Middle East. Conversion premiums were unfavorable due to competitive pressures from FRP suppliers in China with the renewal of certain can contracts.
“Segment income” was $37 million a decrease of 20%, reflecting the items above, as well as higher conversion costs. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to our customers. The local market premium has increased compared to prior year, which resulted in the unfavorable conversion costs. Other factors that resulted in higher conversion costs include an increase in labor costs, higher energy rates, and higher freight rates, partially offset by an increase in the benefits from the utilization of recycled metal.
In July 2014, we began the commissioning process of our new automotive sheet finishing plant in Changzhou, China, which will have annual capacity of approximately 120 kt when operating at full capacity.
South America
“Net sales” increased $86 million, or 26%, driven by higher shipments of our can products and higher local market premiums. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity that we added with the expansion of our Pinda facility. The first quarter typically has the lowest shipment levels in each fiscal year as this is South America's winter months when beverage consumption is seasonally low. The increase in demand associated with the FIFA World Cup in Brazil contributed to an increase in shipments as compared to prior year.
“Segment income” was $55 million, an increase of 31%, reflecting the higher shipments discussed above, as well as favorable foreign currency impact, partially offset by unfavorable product mix and higher conversion costs. Conversion costs were unfavorable due to higher headcount, higher market premiums on the procurement of metal, an increase in repairs and maintenance, and a reduction in the benefits from the utilization of recycled metal. Other changes impacting "Segment income" include favorable changes in foreign currency rates, net of realized gains and losses on hedging, unfavorable metal price lag, and higher general and administrative costs.
In early calendar year 2014, we began the commissioning process of a new coating line for beverage can end stock in our Pinda facility, which will increase our can coating capacity by approximately 100 kt annually. We also began the commissioning process of our recycling expansion in Pinda, which will increase our recycling capacity by approximately 190 kt. In April 2014, we entered into agreements with two parties to sell our hydroelectric power generation operations and our joint venture interest in Consorcio Candonga, which is currently pending regulatory approval.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended June 30, 2014 and 2013 (in millions).

	Three Months Ended June 30,
	2014	2013
North America	$64	$46
Europe	79	70
Asia	37	46
South America	55	42
Total Segment income	235	204
Depreciation and amortization	(89)	(77)
Interest expense and amortization of debt issuance costs	(81)	(76)
Adjustment to eliminate proportional consolidation	(8)	(11)
Unrealized gains (losses) on change in fair value of derivative instruments, net	1	(12)
Realized (losses) gains on derivative instruments not included in segment income	(1)	2
Gain on assets held for sale	11	—
Restructuring and impairment, net	(6)	(9)
Other costs, net	(3)	(4)
Income before income taxes	59	17
Income tax provision	24	3
Net income	35	14
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$35	$14
"Depreciation and amortization” increased by $12 million due to our automotive finishing lines in Oswego, New York and our rolling expansion in South Korea put in service; as well as accelerated depreciation on certain non-core assets.
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
"Other costs, net" related primarily to losses on certain indirect tax expenses in Brazil, partially offset by interest income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012
Our performance in the first quarter of fiscal 2014 was down compared to the same period in the prior year due to pricing pressures we experienced with our can customers in North America, Europe and Asia; lower can shipments in North America due partly to unseasonably cooler and wet weather; and higher employment related costs. These factors were partially offset by strong demand for our automotive products, higher can shipments in Asia, and an increase in the benefits we realize from utilizing scrap metal due to higher usage of scrap and higher discounts we received in the procurement of scrap. “Net sales” declined 6% driven by a 7% decrease in average aluminum prices, a 2% decline in flat rolled product shipments, as well as lower conversion premiums in our can products driven by competitive market conditions.
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

•	"Selling, general and administrative expenses" increased $18 million primarily due to higher employee incentives related to an amendment made to our long term incentive plans and wage inflation;

•
“Depreciation and amortization” increased $4 million due to our rolling expansion project in Pinda, Brazil which we commissioned in December 2012, our recycling expansion in Yeongju, South Korea which we commissioned in October 2012, and amortization of our new ERP system, partially offset by fixed assets reaching their fully depreciated balances and certain facilities being sold or shut-down;

•
"Restructuring charges and impairment, net" of $9 million for the three months ended June 30, 2013 is primarily severance charges related to continuing efforts to reduce the cost of our business support organization for the European region and other charges related to the relocation of our research and development operations compared to $5 million of severance charges we incurred related to the closure of our Saguenay Works plant in Quebec, Canada in the prior year (see Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities);

•	"Gain on assets held for sale" of $5 million for the three months ended June 30, 2012 related to the disposal of three foil rolling and packaging operations in Europe; and

•
Unrealized losses of $12 million for the three months ended June 30, 2013 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement as compared to $13 million of gains in the same period in the prior year, which is reported as "Other income, net."

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

Selected Operating Results Three Months Ended June 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$780	$807	$485	$334	$(5)	$2,401
Shipments
Rolled products - third party	237	225	157	89	—	708
Rolled products - intersegment	1	7	5	3	(16)	—
Total rolled products	238	232	162	92	(16)	708
Non-rolled products	9	12	—	24	(4)	41
Total shipments	247	244	162	116	(20)	749

Selected Operating Results Three Months Ended June 30, 2012	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$920	$863	$428	$308	$31	$2,550
Shipments
Rolled products - third party	266	231	136	89	—	722
Rolled products - intersegment	—	2	—	—	(2)	—
Rolled products	266	233	136	89	(2)	722
Non-rolled products	3	7	—	16	—	26
Total shipments	269	240	136	105	(2)	748
The following table reconciles changes in “Segment income” for the three months ended June 30, 2012 to the three months ended June 30, 2013 (in millions). Variances include the related realized derivative gain or loss and unrealized gains or losses on foreign currency remeasurement hedging activities.

Changes in Segment income	North America	Europe (A)	Asia	South America	Total
Segment Income - Three Months Ended June 30, 2012	$89	$74	$46	$50	$259
Volume	(30)	(2)	11	2	(19)
Conversion premium and product mix	(19)	(45)	(10)	1	(73)
Conversion costs (B)	7	41	10	(6)	52
Metal price lag	(1)	—	(4)	(3)	(8)
Foreign exchange	3	1	(1)	1	4
Primary metal production	—	—	—	1	1
Selling, general & administrative and research & development costs (C)	(4)	(2)	(4)	(4)	(14)
Other changes	1	3	(2)	—	2
Segment Income - Three Months Ended June 30, 2013	$46	$70	$46	$42	$204

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

Europe
“Net sales” were down $56 million, or 6%, reflecting lower shipments of our light gauge products and lower average aluminum prices, partially offset by higher shipments of our can and automotive flat rolled products and higher shipments of our non-flat rolled products. The reduction in our light gauge products was due to the sale of our European aluminum foil and packaging rolling plants in June of 2012. Excluding the impact from our European foil and packaging plants, our volumes were favorable by $12 million as a result of stronger third party shipments of our can and automotive products, as well as higher intersegment flat rolled products sold to other Novelis regions.
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
Asia
“Net sales” were up $57 million, or 13%, reflecting an increase in volumes in our can and industrial products, partially offset by lower average prices of aluminum. The increase in our can volumes was driven by our Asia segment supplying can customers in the Middle East, which were supplied by other segments in prior year; an increase in demand from a large can customer; and higher flat rolled product shipments to our customers.
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

	Three Months Ended June 30,
	2013	2012
North America	$46	$89
Europe	70	74
Asia	46	46
South America	42	50
Total Segment income	204	259
Depreciation and amortization	(77)	(73)
Interest expense and amortization of debt issuance costs	(76)	(74)
Adjustment to eliminate proportional consolidation	(11)	(11)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(12)	13
Realized gains on derivative instruments not included in segment income	2	2
Restructuring and impairment, net	(9)	(5)
Gain on assets held for sale	—	5
Other costs, net	(4)	(4)
Income before income taxes	17	112
Income tax provision	3	21
Net income	14	91
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$14	$91
"Depreciation and amortization” increased by $4 million due to additional depreciation from our rolling expansion project in Pinda, Brazil, which we commissioned in December 2012; our recycling expansion in Yeongju, South Korea, which we commissioned in October 2012; and amortization of our new ERP system. Partially offsetting these increases were fixed assets reaching their fully depreciated balances and to certain facility shut-downs over the past several years. As disclosed in Note 2 - Restructuring Programs and Note 4 - Assets Held for Sale to our financial statements, the following facilities were either closed or divested in fiscal 2013: the Saguenay Works facility in Quebec, Canada; and three foil and packaging operations in Rugles, France; Dudelange, Luxembourg; and Berlin, Germany. As of June 30, 2013, all of these facilities had been either sold, scrapped or have been impaired to their estimated realizable values, which was close to zero.

LIQUIDITY AND CAPITAL RESOURCES

Over the past three years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Most of our expansion projects are ramping up operations and are expected to generate incremental operating cash flows.  In addition to completing these projects, we have begun construction to further expand our automotive sheet finishing capabilities in the U.S. and Germany.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to run our business through the generation of operating cash flows and our debt facilities.
Available Liquidity
Our available liquidity as of June 30, 2014 and March 31, 2014 is as follows (in millions):

	June 30, 2014	March 31, 2014
Cash and cash equivalents	$337	$509
Availability under committed credit facilities	454	511
Total liquidity	$791	$1,020

We reported available liquidity of $791 million as of June 30, 2014, a decrease compared to the $1,020 million reported as of March 31, 2014. The decrease is primarily attributable to a $250 million return of capital payment we made to our parent company during the current quarter, negative free cash flow during the current quarter of $177 million, partially offset by additional borrowings we made in Brazil and new Korean loan facilities that increased our credit facility availability by $46 million during the quarter.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2014, we held approximately $4 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2014, we held $57 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2014, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the three months ended June 30, 2014 and 2013, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2014	2013	Change
Net cash used in operating activities	$(24)	$(102)	$78
Net cash used in investing activities	(119)	(187)	68
Less: Proceeds from sales of assets	(34)	—	(34)
Free cash flow	$(177)	$(289)	$112
Ending cash and cash equivalents	$337	$249	$88

“Free cash flow” was negative $177 million for the three months ended June 30, 2014, which was favorable by $112 million as compared to the three months ended June 30, 2013. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash used in operating activities was $24 million for the three months ended June 30, 2014, which was favorable compared to $102 million in the three months ended June 30, 2013. The favorable variance relates to higher "Segment income" and favorable changes to working capital. The following summarizes changes in working capital accounts (in millions).

	Three Months Ended June 30,
	2014	2013	Change
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$(169)	$(29)	$(140)
Inventories	(116)	12	(128)
Accounts payable	245	(149)	394
Other current assets and liabilities	(98)	16	(114)
Net change in working capital	$(138)	$(150)	$12

Three months ended June 30, 2014

We experienced an increase in "Accounts receivable, net" due to an increase in shipments, higher base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, partially offset by higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of June 30, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $300 million and $245 million, respectively, which had a favorable impact to net cash used in operating activities of $55 million for the quarter ended June 30, 2014. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to an increase in quantities on hand, higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at June 30, 2014 is the result of additional capacity from our expansions which is resulting in higher purchase and shipment levels. As of June 30, 2014, we had sold approximately $70 million of prime, sheet ingot and scrap inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to June 30, 2014, based on market prices at the time of repurchase. We sell and repurchase non-FRP inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of prior year, the timing of payments on vendor payables outstanding as of June 30, 2014, and obtaining longer payment terms with certain vendors. "Other current liabilities" declined due to our semi-annual interest payment and annual incentive payments for fiscal 2014 made during the quarter.

Included in cash flows from operating activities for the three months ended June 30, 2014 were $127 million of interest payments, $39 million of cash paid on income taxes, $7 million of payments on restructuring programs, and $11 million of contributions to our pension plans. As of June 30, 2014, we had $46 million of outstanding restructuring liabilities, of which $27 million we estimate will result in cash outflows within the next twelve months. We expect to have additional restructuring activities during fiscal 2015 that will result in additional cash outflows. During the remainder of fiscal 2015, we expect to contribute an additional $30 million to our funded pension plans, $13 million to our unfunded pension plans and $16 million to our savings and defined contribution plans.

Three months ended June 30, 2013

We experienced an increase in "Accounts receivable, net" due to delays in cash receipts from two key customers in Europe, partially offset by lower average aluminum prices, a reduction in accounts receivable in North America due to lower shipments, and an increase in our factoring of our receivables. As of June 30, 2013 and March 31, 2013, we had forfaited and factored, without recourse, certain trade receivable aggregating $145 million and $123 million, respectively, which had a favorable impact to net cash used in operating activities by $22 million for the quarter ended June 30, 2013. "Inventories" declined due to lower average aluminum prices, partially offset by a 3% increase in quantities on hand. "Accounts payable" declined as a result of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013, and lower average aluminum prices.

Included in cash flows from operating activities was $124 million of interest payments, $31 million of cash paid for income taxes, $13 million of contributions made to our pension plans, and $9 million of payments related to restructuring activities.

Hedging Activities

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of June 30, 2014, we estimate there will be a net cash outflow of $1 million on the instruments that will settle in the three months ended September 30, 2014.

More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013."
Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2014	2013	Change
Capital expenditures	$(138)	$(181)	$43
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	1	(6)	7
Proceeds from sales of assets, net of transaction fees	34	—	34
Outflows from investments in and advances to non–consolidated affiliates, net	(16)	—	(16)
Net cash used in investing activities	$(119)	$(187)	$68

We had $138 million of cash outflows for "Capital expenditures" for the three months ended June 30, 2014, compared to $181 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. For the three months ended June 30, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

Location	Description of Expansion	Estimated Capacity (at full capacity)	Actual or estimated commission start date
North America
Oswego, NY	Automotive sheet finishing capacity	240 kt	July 2013
Oswego, NY	Automotive sheet finishing capacity	120 kt	End CY2015
Europe
Nachterstedt, Germany	Recycling plant	400 kt	June 2014
Nachterstedt, Germany	Automotive sheet finishing expansion	120 kt	End CY2015
Asia
Ulsan & Yeongju, South Korea	Rolling expansion	350 kt	July 2013
Yeongju, South Korea	Recycling expansion	265 kt	October 2012
Changzhou, China	Automotive sheet finishing plant	120 kt	July 2014
South America
Pinda, Brazil	Rolling expansion	220 kt	December 2012
Pinda, Brazil	Can coating line	100 kt	January 2014
Pinda, Brazil	Recycling expansion	190 kt	February 2014

As of June 30, 2014, we had $59 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2014. We expect capital expenditures for fiscal 2015 to be between $500 million and $550 million.

The settlement of undesignated derivative instruments resulted in cash inflow of $1 million, and cash outflow of $6 million, in the three months ended June 30, 2014 and 2013, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

The proceeds from asset sales for the three months ended June 30, 2014 were $30 million related to the sale of our consumer foil operations in North America and $4 million related to an arrangement to sell property and mining rights in Brazil. There were no proceeds from asset sales for three months ended June 30, 2013.

“Outflows from investment in and advances to non–consolidated affiliates, net" for three months ended June 30, 2014 was primarily comprised of loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash (used in) provided by financing activities” (in millions).

	Three Months Ended June 30,
	2014	2013	Change
Proceeds from issuance of debt	$105	$42	$63
Principal payments	(53)	(17)	(36)
Short–term borrowings, net	166	219	(53)
Return of capital to our common shareholder	(250)	—	(250)
Debt issuance costs	—	(7)	7
Net cash (used in) provided by financing activities	$(32)	$237	$(269)

Three months ended June 30, 2014

During the three months ended June 30, 2014, we received proceeds of $95 million related to the issuance of new short-term loans in Brazil, $7 million related to the issuance of new short-term loans in Korea, and $3 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $32 million on short-term loans in Brazil, $5 million on our Term Loan Facility, $1 million on long-term loans in Brazil, $3 million on capital leases, $7 million on long-term loans in Korea, and $5 million on other principal repayments. On April 30, 2014, we made a return of capital payment to our shareholder, AV Metals Inc., in the amount of $250 million.

As of June 30, 2014, our short-term borrowings were $956 million consisting of $710 million of loans under our ABL Revolver, $171 million in Novelis Brazil loans, $57 million in Novelis Korea bank loans, $17 million in Novelis Vietnam loans, and $1 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.58% as of June 30, 2014. As of June 30, 2014, we had $278 million in remaining availability under the ABL Revolver and $176 million in availability under five Korean loan facilities.

Three months ended June 30, 2013
During the three months ended June 30, 2013, we received proceeds of $41 million related to the issuance of new short-term loans in Brazil and proceeds of $1 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $10 million on short-term Brazil loans and $7 million on various capital lease obligations and other loans. We also received net proceeds of $219 million in short-term borrowings, which consists of an additional $233 million under our ABL Revolver, partially offset by bank overdraft repayments and other loan repayments of $14 million. In May 2013, we amended and extended our old ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility. We paid $7 million in debt issuance fees in the three months ended June 30, 2013 related to this amendment.

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
Other Arrangements
Factoring of Trade Receivables
We factor and forfait trade receivables (collectively, we refer to these as "factoring" programs) based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables.
Novelis Korea Limited factors trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 150 days. Factoring is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables, and they are not included in our condensed consolidated balance sheets.
Novelis Brazil and Novelis Italy factor, without recourse, certain trade receivables that are unencumbered by pledge restrictions. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables. Invoices in which the full balance is factored are not included in our condensed consolidated balance sheets.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2014 and March 31, 2014, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" in Item 7. in our Annual Report on Form 10-K for the year ended March 31, 2014 for more details.

RETURN OF CAPITAL

Payments to our shareholder are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness and other relevant factors.
In March 2014, we declared a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which we paid on April 30, 2014.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2014.

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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash to service our indebtedness;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	changes in the fair value of derivative instruments or the failure of counterparties to our derivative instruments to honor their agreements;

•	the capacity and effectiveness of our metal hedging activities;

•	impairment of our goodwill, other intangible assets and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. Some of these and other factors are discussed in more detail under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2014 and in Part II, "Item 1A. Risk Factors" in this Form 10-Q.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2014 condensed consolidated balance sheets.

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
Aluminum
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) local market premiums; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

Increases or decreases in the average price of aluminum based on the LME directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and 2) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term LME and to a lesser extent, Midwest transaction premium aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2014, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(63)
Midwest Transaction Premium aluminum	10%	(1)
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the quarter ended June 30, 2014, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter operations in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
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
In April 2014, we executed agreements to sell our hydroelectric facilities and our interest in the Consorcio Candonga joint venture to two third parties, pending regulatory approval. Subsequent to the sale of our hydroelectric facilities, the smelter will require energy from alternative sources at market prices in order to operate. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2014, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2014, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(30)
Euro	10%	(12)
Korean won	(10)%	(50)
Canadian dollar	(10)%	(3)
British pound	(10)%	—
Swiss franc	(10)%	(16)
Chinese yuan	(10)%	(2)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of June 30, 2014, this floor feature was in effect, which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of June 30, 2014, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 77 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2014, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of June 30, 2014.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2014, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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

We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2014.

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
Date: August 7, 2014

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