Form 10-Q
period 2014-09-30
Novelis Inc.
filed 2014-11-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2014, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales	$2,831	$2,414	$5,511	$4,815
Cost of goods sold (exclusive of depreciation and amortization)	2,483	2,074	4,812	4,172
Selling, general and administrative expenses	103	109	211	229
Depreciation and amortization	90	79	179	156
Research and development expenses	12	12	24	22
Interest expense and amortization of debt issuance costs	82	75	163	151
Gain on assets held for sale	—	—	(11)	—
Restructuring and impairment, net	7	18	13	27
Equity in net loss of non-consolidated affiliates	—	3	2	7
Other expense (income), net	18	(5)	23	(15)
	2,795	2,365	5,416	4,749
Income before income taxes	36	49	95	66
Income tax (benefit) provision	(2)	26	22	29
Net income	38	23	73	37
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$38	$23	$73	$37
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$38	$—	$38	$23	$—	$23
Other comprehensive (loss) income:
Currency translation adjustment	(131)	(2)	(133)	94	(1)	93
Net change in fair value of effective portion of cash flow hedges	(7)	—	(7)	3	—	3
Net change in pension and other benefits	10	—	10	97	—	97
Other comprehensive (loss) income before income tax effect	(128)	(2)	(130)	194	(1)	193
Income tax provision related to items of other comprehensive (loss) income	6	—	6	32	—	32
Other comprehensive (loss) income, net of tax	(134)	(2)	(136)	162	(1)	161
Comprehensive (loss) income	$(96)	$(2)	$(98)	$185	$(1)	$184

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$73	$—	$73	$37	$—	$37
Other comprehensive (loss) income:
Currency translation adjustment	(105)	(1)	(106)	92	(2)	90
Net change in fair value of effective portion of cash flow hedges	6	—	6	(43)	—	(43)
Net change in pension and other benefits	(3)	—	(3)	103	—	103
Other comprehensive (loss) income before income tax effect	(102)	(1)	(103)	152	(2)	150
Income tax provision related to items of other comprehensive (loss) income	1	—	1	32	—	32
Other comprehensive (loss) income, net of tax	(103)	(1)	(104)	120	(2)	118
Comprehensive (loss) income	$(30)	$(1)	$(31)	$157	$(2)	$155
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$326	$509
Accounts receivable, net
— third parties (net of uncollectible accounts of $4 as of September 30, 2014 and March 31, 2014)	1,518	1,382
— related parties	60	54
Inventories	1,504	1,173
Prepaid expenses and other current assets	124	101
Fair value of derivative instruments	79	51
Deferred income tax assets	76	101
Assets held for sale	73	102
Total current assets	3,760	3,473
Property, plant and equipment, net	3,535	3,513
Goodwill	608	611
Intangible assets, net	611	640
Investment in and advances to non–consolidated affiliates	560	612
Deferred income tax assets	77	80
Other long–term assets
— third parties	160	173
— related parties	10	12
Total assets	$9,321	$9,114
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$92	$92
Short–term borrowings	1,044	723
Accounts payable
— third parties	1,643	1,418
— related parties	53	53
Fair value of derivative instruments	96	60
Accrued expenses and other current liabilities
— third parties	556	547
— related party	—	250
Deferred income tax liabilities	48	16
Liabilities held for sale	—	11
Total current liabilities	3,532	3,170
Long–term debt, net of current portion	4,340	4,359
Deferred income tax liabilities	344	425
Accrued postretirement benefits	612	621
Other long–term liabilities	256	271
Total liabilities	9,084	8,846
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2014 and March 31, 2014	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(1,000)	(1,073)
Accumulated other comprehensive loss	(194)	(91)
Total equity of our common shareholder	210	240
Noncontrolling interests	27	28
Total equity	237	268
Total liabilities and equity	$9,321	$9,114
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$73	$37
Adjustments to determine net cash (used in) provided by operating activities:
Depreciation and amortization	179	156
Loss on unrealized derivatives and other realized derivatives in investing activities, net	14	14
Gain on assets held for sale	(11)	—
Deferred income taxes	(18)	(20)
Amortization of fair value adjustments	6	6
Equity in net loss of non–consolidated affiliates	2	7
(Gain) loss on foreign exchange remeasurement of debt	(3)	2
Loss on sale of assets	3	2
Impairment charges	—	8
Amortization of debt issuance costs and carrying value adjustment	13	13
Other, net	(1)	(2)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(187)	163
Inventories	(369)	20
Accounts payable	295	(213)
Other current assets	(29)	39
Other current liabilities	27	10
Other noncurrent assets	(2)	(6)
Other noncurrent liabilities	(5)	12
Net cash (used in) provided by operating activities	(13)	248
INVESTING ACTIVITIES
Capital expenditures	(264)	(365)
Proceeds from sales of assets, net of transaction fees	34	—
Proceeds from the sale of assets, related party, net of transaction fees	—	8
Outflows from investments in and advances to non–consolidated affiliates, net	(11)	—
Proceeds from settlement of other undesignated derivative instruments, net	3	6
Net cash used in investing activities	(238)	(351)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	198	76
Principal payments of long-term and short-term borrowings	(126)	(59)
Revolving credit facilities and other, net	248	131
Return of capital to our common shareholder	(250)	—
Dividends, noncontrolling interest	(1)	—
Debt issuance costs	—	(8)
Net cash provided by financing activities	69	140
Net (decrease) increase in cash and cash equivalents	(182)	37
Effect of exchange rate changes on cash	(1)	—
Cash and cash equivalents — beginning of period	509	301
Cash and cash equivalents — end of period	$326	$338

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2014	1,000	$—	$1,404	$(1,073)	$(91)	$28	$268
Net income attributable to our common shareholder	—	—	—	73	—	—	73
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(105)	(1)	(106)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $(5) included in AOCI	—	—	—	—	1	—	1
Change in pension and other benefits, net of tax benefit of $4 included in AOCI	—	—	—	—	1	—	1
Balance as of September 30, 2014	1,000	$—	$1,404	$(1,000)	$(194)	$27	$237
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited, our indirect parent company. Hindalco acquired Novelis in May 2007, through its indirect wholly-owned subsidiary, AV Metals Inc., our direct parent company.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, electronics, architectural, transportation and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs) and post-industrial aluminum, such as class scrap. As of September 30, 2014, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe; through 26 operating facilities, including recycling operations in eleven of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. On October 16, 2014, we announced that Novelis will close its remaining smelting facilities by the end of calendar year 2014. Additionally, as of September 30, 2014, the previously announced sales of our power generation assets are pending regulatory approval.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2015, we adopted Financial Accounting Standards Board ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The amendments in this update provide guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The adoption of this standard had an insignificant impact on our condensed consolidated financial position.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. We will adopt this standard in our first quarter ending June 30, 2017. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management of the Company to evaluate whether there is substantial doubt about the Company's ability to continue as a going concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. We do not expect this standard to have an impact on the Company's consolidated financial statements upon adoption.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the six months ended September 30, 2014 and 2013 was $13 million and $27 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2014	$47
Expenses	14	$(1)	$13	$—	$13
Cash payments	(11)
Foreign currency translation and other	(2)
Balance as of September 30, 2014	$48

(A)	Other restructuring charges include period expenses and reversals that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.
As of September 30, 2014, $25 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $23 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$—	$5
Fixed asset impairment (A)	—	—	28
Other exit related costs	1	1	—
Period expenses (A)	—	1	3

Relocation of R&D operations to Kennesaw, Georgia
Severance	—	1	11
Relocation costs	—	1	—
Period expenses (A)	—	1	—
Total restructuring charges - North America	$1	$5	$47

Restructuring payments - North America
Severance	$—	$(4)
Other	(1)	(2)
Total restructuring payments - North America	$(1)	$(6)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility and relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia. As of September 30, 2014, the restructuring liability for the North America segment was $4 million, which relates to $3 million of severance charges and $1 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - Europe
Business optimization
Severance	$4	$26	$16
Pension settlement loss (A)	—	1	—
Total restructuring charges - Europe	$4	$27	$16

Restructuring payments - Europe
Severance	$(9)	$(18)
Other	—	(1)
Total restructuring payments - Europe	$(9)	$(19)

Foreign currency translation and other - Europe
Severance	$(1)	$—
Total foreign currency translation and other - Europe	$(1)	$—

(A)     These charges were not recorded through the restructuring liability.

The business optimization actions include the shutdown of facilities, staff rationalization and other activities to optimize our business in Europe. As of September 30, 2014, the restructuring liability for the Europe segment was $12 million and relates to $11 million of severance charges and $1 million of other costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - South America
Non-core assets
Severance	$—	$2	$3
Asset impairments (A)	—	—	1
Contract termination and other	1	1	5
Environmental charges	6	16	—

Aratu plant closure
Severance	—	—	7
Asset impairments (A)	—	—	7
Other exit costs	1	—	6
Total restructuring charges - South America	$8	$19	$29

Restructuring payments - South America
Severance	$—	$(4)
Other	(1)	(4)
Total restructuring payments - South America	$(1)	$(8)

Foreign currency translation and other - South America
Other	$(1)	$—
Total foreign currency translation and other - South America	$(1)	$—

(A)     These charges were not recorded through the restructuring liability.
As of September 30, 2014, the restructuring liability for the South America segment was $31 million and relates to $23 million of environmental charges, $6 million of certain labor related charges and $2 million of other exit related costs.
The non-core asset charges, including the shut down of one of our primary aluminum smelter lines in Ouro Preto, Brazil, were recorded as we take steps in aligning our global strategy on the premium markets of beverage cans, automobiles and specialty products. In fiscal 2011, we closed our primary aluminum smelter in Aratu, Brazil.
On October 16, 2014, we announced the closure of our remaining smelter in Ouro Preto, Brazil, by the end of calendar year 2014. This decision was made in an effort to further align our global sustainability strategy, as we work towards our goal of having a higher recycled content in our products. Certain charges associated with this closure are reflected within the "Environmental charges" line item above. We anticipate additional restructuring charges related to this event to be incurred during the second half of fiscal 2015, primarily in the form of employee severance costs.
For further information on environmental charges see, Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Corporate

The following table summarizes our restructuring activity for our Corporate operations by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - Corporate
Relocation costs of global headquarters	$—	$—	$5

Restructuring payments - Corporate
Lease Termination Costs	$—	$(1)
Total restructuring payments - Corporate	$—	$(1)

The relocation costs relate to lease termination costs incurred in the relocation of our global headquarters to a new facility in Atlanta, Georgia and contract termination fees. As of September 30, 2014, the restructuring liability for the Corporate segment was $1 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	September 30, 2014	March 31, 2014
Finished goods	$352	$259
Work in process	556	419
Raw materials	478	382
Supplies	118	113
Inventories	$1,504	$1,173

4.    ASSETS HELD FOR SALE
We are focused on capturing the global growth we see in our premium product markets of beverage can, automotive and specialties. We continually analyze our product portfolio to ensure we are focused on growing in attractive market segments. The following transactions relate to exiting certain non-core operations and are steps to align our growth strategy in the premium product markets.
In March 2014, we made a decision to sell our hydroelectric power generation operations, including our investment in the Consorcio Candonga joint venture, in Brazil. In April 2014, we entered into agreements to sell the hydroelectric generation operations and our share of the Consorcio Candonga joint venture to two separate parties. The sales are expected to take place within the next twelve months and are pending regulatory approval. The related assets of $73 million have been classified as "Assets held for sale" in our condensed consolidated balance sheet as of September 30, 2014. The estimated fair market value of the hydroelectric power assets is in excess of the net book value.
In May 2014, we recognized a $4 million "Gain on assets held for sale" in the condensed consolidated statements of operations upon receipt of a non-refundable milestone payment related to a land and mining rights sale agreement in Brazil. We expect to receive an additional $4 million within this fiscal year.
In June 2014, we sold our consumer foil operations in North America to a third party for $31 million in cash (exclusive of transaction fees). We recognized a $7 million "Gain on assets held for sale" in the condensed consolidated statements of operations in the first quarter of fiscal 2015. As of March 31, 2014, these assets and liabilities were classified as "Assets held for sale" and "Liabilities held for sale" in our condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	September 30, 2014	March 31, 2014
Assets held for sale
Accounts receivable	$—	$10
Inventories	—	15
Prepaid expenses and other current assets	—	1
Property, plant and equipment, net	33	37
Investment in and advances to non-consolidated affiliates	40	39
Total assets held for sale	$73	$102

Liabilities held for sale
Accounts payable	$—	$4
Accrued expenses and other current liabilities	—	7
Total liabilities held for sale	$—	$11

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

	September 30, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$3	$1
Accounts receivable	28	38
Inventories	50	42
Prepaid expenses and other current assets	1	1
Total current assets	82	82
Property, plant and equipment, net	13	14
Goodwill	12	12
Deferred income taxes	66	63
Other long-term assets	3	3
Total assets	$176	$174
Liabilities
Current liabilities
Accounts payable	$23	$26
Accrued expenses and other current liabilities	13	13
Total current liabilities	36	39
Accrued postretirement benefits	146	141
Other long-term liabilities	2	2
Total liabilities	$184	$182

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three months and six months ended September 30, 2014 and 2013; and the nature and amounts of significant transactions we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net sales	$138	$130	$276	$261
Costs and expenses related to net sales	141	129	287	256
(Benefit) provision for taxes on income	(3)	(2)	(5)	2
Net income (loss)	$—	$3	$(6)	$3
Purchase of tolling services from Aluminium Norf GmbH (Norf)	$69	$65	$138	$131

The following table describes the period-end account balances we had with these non-consolidated affiliates and with our indirect parent company, Hindalco, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	September 30, 2014	March 31, 2014
Accounts receivable-related parties	$60	$54
Other long-term assets-related parties	$10	$12
Accounts payable-related parties	$53	$53

We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), during the six months ended September 30, 2014 and six months ended September 30, 2013. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of September 30, 2014 and March 31, 2014.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2014, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of September 30, 2014, this guarantee totaled $4 million (3 million euros).

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with Hindalco. During the six months ended September 30, 2014 and 2013, “Net sales” were less than $1 million between Novelis and Hindalco. As of September 30, 2014 and March 31, 2014, there was $1 million in "Accounts receivable, net" outstanding related to transactions with Hindalco (included within the related party balances above).
On April 30, 2014, we paid a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which was declared in March 2014. The $250 million return of capital was recorded as "Accrued expense and other current liabilities" as of March 31, 2014 in our condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	September 30, 2014					March 31, 2014
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	3.67%	$1,044	$—		$1,044	$723	$—		$723
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,740	(16)	(B)	1,724	1,749	(20)	(B)	1,729
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	10	—		10	11	—		11
Novelis Korea Limited
Loans, due December 2014 through December 2015 (KRW 162 billion)	3.34%	154	—		154	155	—		155
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 30 million)	7.50%	31	(1)	(C)	30	36	(1)	(C)	35
Novelis do Brasil Ltda.
BNDES loans, due February 2015 through April 2021 (BRL 25 million)	5.58%	10	(1)	(D)	9	13	(2)	(D)	11
Other
Other debt, due through December 2020	5.85%	5	—		5	10	—		10
Total debt		5,494	(18)		5,476	5,197	(23)		5,174
Less: Short-term borrowings		(1,044)	—		(1,044)	(723)	—		(723)
Current portion of long term debt		(92)	—		(92)	(92)	—		(92)
Long-term debt, net of current portion		$4,358	$(18)		$4,340	$4,382	$(23)		$4,359

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of September 30, 2014, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011, 2012 and 2013. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments was allocated to the Term Loan Facility, resulting in carrying value adjustments on this debt obligation. The unamortized carrying value also includes an issuance discount.

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

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of September 30, 2014 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2014	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,136
2 years	124
3 years	1,715
4 years	1,109
5 years	8
Thereafter	1,402
Total	$5,494
Senior Secured Credit Facilities
     As of September 30, 2014, the senior secured credit facilities consisted of (1) a $1.7 billion four year secured term loan credit facility (Term Loan Facility) and (2) a $1.0 billion five-year asset based loan facility (ABL Revolver) which has a provision that allows the facility to be increased by an additional $500 million. The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.
As of September 30, 2014, as noted above, our senior credit facilities included a $1.0 billion, five-year, senior secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.75% to 2.25% plus a prime spread of 0.75% to 1.25% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants, which as of September 30, 2014 included maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 15% of the lesser of (a) the Credit Facility and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. As of September 30, 2014, the maturity date of the facility was May 13, 2018, or as adjusted given certain events further described in the related amendment to the ABL Revolver. Certain of these covenants and other components of the ABL Revolver agreement changed subsequent to September 30, 2014, upon the execution of the amendment of this facility in October 2014.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

On October 6, 2014, subsequent to the end of the second quarter of fiscal 2015, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.50% to 2.00% plus a prime spread of 0.50% to 1.00% based on excess availability. However, our current Term Loan Facility limits our indebtedness under the ABL Revolver to $1.0 billion. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined EBITDA less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of September 30, 2014, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Short-Term Borrowings
As of September 30, 2014, our short-term borrowings were $1,044 million, consisting of $771 million of loans under our ABL Revolver, $205 million in Novelis Brazil loans, $55 million (KRW 58 billion) in Novelis Korea loans, $10 million (VND 221 billion) in Novelis Vietnam loans and $3 million of other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.67% as of September 30, 2014 and 3.58% as of March 31, 2014.
As of September 30, 2014, $10 million of the ABL Revolver was utilized for letters of credit, and we had $219 million in remaining availability under the ABL Revolver.
In fiscal years 2014 and 2015, Novelis Korea entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of September 30, 2014, we had $189 million (KRW 199 billion) in remaining availability under these facilities.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of September 30, 2014, we were in compliance with the covenants in the Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Korean Bank Loans
As of September 30, 2014, Novelis Korea had $154 million (KRW 162 billion) of outstanding long-term loans with various banks, of which $62 million is due within one year. One of the loans has a fixed interest rate of 3.61% and a maturity of December 2015 and all other loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.41% with maturity dates ranging from December 2014 to December 2015. The weighted average interest rate is 3.34% as of September 30, 2014.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of September 30, 2014, we had $10 million (BRL 25 million) outstanding under the BNDES loan agreements at a current weighted average rate of 5.58% with maturity dates of February 2015 through April 2021. As of September 30, 2014 there are $3 million of BNDES loans due within one year.
Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.8 million). As of September 30, 2014, we had $31 million (CHF 30 million) outstanding under this capital lease.
During fiscal 2013 and 2014, Novelis Inc. entered into various capital lease arrangements to upgrade and expand our information technology infrastructure. As of September 30, 2014, we had $10 million outstanding under these capital leases.
As of September 30, 2014, we had $5 million of other debt, including certain capital lease obligations, with due dates through December 2020.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Total compensation expense	$3	$4	$7	$17
The table below shows the RSUs activity for the six months ended September 30, 2014.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2014	4,490,860	120.42	$11
Granted	1,488,960	145.50	—
Exercised	(744,386)	181.59	—
Forfeited/Cancelled	(164,212)	129.38	—
RSUs outstanding as of September 30, 2014	5,071,222	118.50	$14

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below shows the Hindalco SARs activity for the six months ended September 30, 2014.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	21,635,392	112.26	4.3	$13
Granted	4,981,611	145.50	6.6	—
Exercised	(5,199,644)	90.56	—	—
Forfeited/Cancelled	(1,074,951)	129.04	—	—
SARs outstanding as of September 30, 2014	20,342,408	125.06	4.8	$13
SARs exercisable as of September 30, 2014	7,188,545	125.66	3.1	$5

The table below shows the Novelis SARs activity for the six months ended September 30, 2014.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	668,402	$90.09	5.3	$2
Granted	384,896	94.40	6.6	—
Exercised	(20,720)	72.00	—	—
Forfeited/Cancelled	(51,629)	86.85	—	—
SARs outstanding as of September 30, 2014	980,949	$92.33	5.6	$3
SARs exercisable as of September 30, 2014	211,768	$89.31	4.6	$2

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Six Months Ended September 30,
	2014	2013
Risk-free interest rate	8.43% - 8.73%	8.72% - 9.07%
Dividend yield	0.64%	1.25%
Volatility	41% - 54%	36% - 51%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Six Months Ended September 30,
	2014	2013
Risk-free interest rate	1.29% - 2.13%	0.89% - 1.90%
Dividend yield	—%	—%
Volatility	29% - 43%	29% - 41%

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The fair value of each unvested Novelis SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used the historical volatility of comparable companies to determine expected volatility assumptions. The risk-free interest rate is based on U.S. treasury yields for a time period corresponding to the remaining contractual life. The forfeiture rate is estimated based on actual historical forfeitures of Hindalco SARs. The value of each vested Novelis SAR is remeasured at fair value each reporting period based on the excess of the current Novelis phantom stock price over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the Novelis SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.
The cash payments made to settle SAR liabilities were $7 million and $15 million in the six months ended September 30, 2014, and 2013, respectively. Total cash payments made to settle RSUs were $3 million and $1 million in the six months ended September 30, 2014 and 2013, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $13 million, which is expected to be recognized over a weighted average period of 2.2 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $15 million, which is expected to be recognized over a weighted average period of 2.3 years. Unrecognized compensation expense related to the RSUs was $8 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$11	$12	$1	$2
Interest cost	17	16	2	2
Expected return on assets	(18)	(17)	—	—
Amortization — losses, net	6	7	2	1
Amortization — prior service credit, net	—	(1)	(9)	(2)
Net periodic benefit cost	$16	$17	$(4)	$3

	Pension Benefit Plans		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$22	$25	$2	$5
Interest cost	34	32	3	4
Expected return on assets	(35)	(33)	—	—
Amortization — losses	12	12	4	2
Amortization — prior service credit, net	(1)	(1)	(19)	(2)
Termination benefits / curtailments	1	—	(2)	—
Net periodic benefit cost	$33	$35	$(12)	$9

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Funded pension plans	$8	$4	$12	$10
Unfunded pension plans	3	3	4	5
Savings and defined contribution pension plans	5	4	11	9
Total contributions	$16	$11	$27	$24
During the remainder of fiscal 2015, we expect to contribute an additional $22 million to our funded pension plans, $10 million to our unfunded pension plans and $11 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other expense (income), net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Gain on remeasurement of monetary assets and liabilities, net	$(13)	$(4)	$(2)	$(22)
Loss released from accumulated other comprehensive income	1	—	1	1
Loss recognized on balance sheet remeasurement currency exchange contracts, net	13	4	2	16
Currency losses (gains), net	$1	$—	$1	$(5)

The following currency gains (losses) are included in Accumulated other comprehensive loss (“AOCI”), net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2014	Year Ended March 31, 2014

Cumulative currency translation adjustment — beginning of period	$90	$(30)
Effect of changes in exchange rates	(106)	120
Cumulative currency translation adjustment — end of period	$(16)	$90

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of September 30, 2014 and March 31, 2014 (in millions).

	September 30, 2014
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent (A)	Current	Noncurrent (A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$12	$—	$(10)	$—	$2
Currency exchange contracts	12	2	(14)	(5)	(5)
Energy contracts	1	—	(1)	—	—
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	3	—	—	—	3
Total derivatives designated as hedging instruments	$28	$2	$(26)	$(5)	$(1)
Derivatives not designated as hedging instruments
Aluminum contracts	28	—	(34)	—	(6)
Currency exchange contracts	23	—	(30)	—	(7)
Energy contracts	—	—	(6)	(9)	(15)
Total derivatives not designated as hedging instruments	51	—	(70)	(9)	(28)
Total derivative fair value	$79	$2	$(96)	$(14)	$(29)

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

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We sell short-term London Metals Exchange (LME) and Midwest transaction premium aluminum forward contracts to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 6 kt and 9 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2014 and March 31, 2014, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions).

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$—	$2	$1	$(1)
Designated Hedged Items	—	(2)	(1)	1
Net Ineffectiveness (A)	$—	$—	$—	$—

(A)Effective portion is recorded in "Net sales" and net ineffectiveness in "Other expense (income), net"
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 2 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2014 and March 31, 2014, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. Price risk exposure also arises due to costs associated with our smelter operations in South America. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 307 kt and 222 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of September 30, 2014 and March 31, 2014, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The remaining balance of our LME and Midwest transaction premium aluminum derivative contracts are not designated as accounting hedges. As of September 30, 2014 and March 31, 2014, we had 120 kt and 105 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than five months. The following table summarizes our notional amount (in kt).

	September 30, 2014	March 31, 2014
Hedge Type
Purchase (Sale)
Cash flow purchases	2	16
Cash flow sales	(307)	(222)
Fair value	6	9
Not designated	(120)	(105)
Total, net	(419)	(302)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $477 million and $724 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2014 and March 31, 2014, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $38 million and $61 million outstanding foreign currency forwards designated as net investment hedges as of September 30, 2014 and as of March 31, 2014, respectively.
As of September 30, 2014 and March 31, 2014, we had outstanding currency exchange contracts with a total notional amount of $763 million and $649 million, respectively, which were not designated as hedges. Contracts representing the majority of notional amounts will mature during the third and fourth quarters of fiscal 2015.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of September 30, 2014, and the fair value of this swap was a liability of $15 million as of September 30, 2014. As of March 31, 2014, the fair value of this electricity swap was a liability of $19 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 9.6 million MMBTUs designated as cash flow hedges as of September 30, 2014, and the fair value of these swaps was a liability of less than $1 million. There were 9.5 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2014 and the fair value of these swaps was an asset of $3 million. As of September 30, 2014 and March 31, 2014, we had less than 1 million MMBTUs and 1.5 million MMBTUs, respectively, of natural gas swaps that were not designated as hedges. The fair value as of September 30, 2014 and March 31, 2014, was a liability of less than $1 million and an asset of less than $1 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Interest Rate
As of September 30, 2014, we swapped $129 million (KRW 136 billion) floating rate loans to a weighted average fixed rate of 4.03%. All swaps expire concurrent with the maturity of the related loans. As of September 30, 2014 and March 31, 2014, $129 million (KRW 136 billion) and $127 million (KRW 136 billion) were designated as cash flow hedges, respectively.
Gain (Loss) Recognition

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other expense (income) , net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(20)	$—	$(27)	$(2)
Currency exchange contracts	(14)	(3)	(2)	(15)
Energy contracts (A)	$2	$1	$4	$1
Loss recognized in "Other expense (income), net"	$(32)	$(2)	(25)	(16)
Derivative Instruments Designated as Hedges
Gain recognized in "Other expense (income), net" (B)	6	7	8	17
Total (loss) gain recognized in "Other expense (income), net"	$(26)	$5	$(17)	$1
Balance sheet remeasurement currency exchange contracts	$(14)	$(4)	$(3)	$(17)
Realized (losses) gains, net	(11)	5	(14)	26
Unrealized (losses) gains on other derivative instruments, net	(1)	4	—	(8)
Total (loss) gain recognized in "Other expense (income), net"	$(26)	$5	$(17)	$1

(A)	Includes amounts related to de-designated electricity swap.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship ineffectiveness on designated aluminum and foreign currency capex contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $5 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Cash flow hedging derivatives
Aluminum contracts	$(27)	$(10)	(48)	19	$7	$7	10	18
Currency exchange contracts	(19)	26	13	(25)	—	1	(1)	1
Energy contracts	(3)	—	(3)	(2)	—	—	—	—
Total cash flow hedging derivatives	$(49)	$16	$(38)	$(8)	$7	$8	$9	$19
Net Investment derivatives
Currency exchange contracts	4	(2)	4	(2)	—	—	—	—
Total	$(45)	$14	$(34)	$(10)	$7	$8	$9	$19
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013	2014	2013
Energy contracts (A)	$(2)	$(2)	$(3)	$(3)	Other expense (income), net
Energy contracts (C)	—	—	1	—	Cost of goods sold (B)
Aluminum contracts	(45)	18	(51)	39	Cost of goods sold (B)
Aluminum contracts	—	2	—	4	Net sales
Currency exchange contracts	1	(5)	2	(4)	Cost of goods sold (B)
Currency exchange contracts	5	—	9	—	Net sales
Currency exchange contracts	(2)	—	(1)	(1)	Other expense (income), net
Total	$(43)	$13	$(43)	$35	Income before taxes
	16	(5)	16	(12)	Income tax provision
	$(27)	$8	$(27)	$23	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the change in the components of accumulated other comprehensive income (loss) net of tax, for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2014	$115	$(7)	$(168)	$(60)
Other comprehensive income before reclassifications	(131)	(39)	8	(162)
Amounts reclassified from AOCI	—	27	1	28
Net current-period other comprehensive income (loss)	(131)	(12)	9	(134)
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2013	$(35)	$(46)	$(229)	$(310)
Other comprehensive income before reclassifications	94	15	58	167
Amounts reclassified from AOCI	—	(8)	3	(5)
Net current-period other comprehensive income (loss)	94	7	61	162
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income before reclassifications	(105)	(26)	3	(128)
Amounts reclassified from AOCI, net	—	27	(2)	25
Net current-period other comprehensive income (loss)	(105)	1	1	(103)
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	92	(14)	58	136
Amounts reclassified from AOCI, net	—	(23)	7	(16)
Net current-period other comprehensive income (loss)	92	(37)	65	120
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)

(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions).

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013	2014	2013
Energy contracts (A)	$(2)	$(2)	$(3)	$(3)	Other expense (income), net
Energy contracts (C)	—	—	1	—	Cost of goods sold (B)
Aluminum contracts	(45)	18	(51)	39	Cost of goods sold (B)
Aluminum contracts	—	2	—	4	Net sales
Currency exchange contracts	1	(5)	2	(4)	Cost of goods sold (B)
Currency exchange contracts	5	—	9	—	Net sales
Currency exchange contracts	(2)	—	(1)	(1)	Other expense (income), net
Total	$(43)	$13	$(43)	$35	Income before taxes
	16	(5)	16	(12)	Income tax provision
	$(27)	$8	$(27)	$23	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    FAIR VALUE MEASUREMENTS
We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent observable market inputs are not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:
Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities we have the ability to access at the measurement date.
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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, foreign exchange and natural gas forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, LME and Midwest transaction premium aluminum forwards and swaps and natural gas forward contracts.
We classify derivative contracts valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our electricity swap, which is our only Level 3 derivative contract, represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
The average forward price at September 30, 2014, estimated using the method described above, was $59 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $43 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2014 and March 31, 2014, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2014 and March 31, 2014 (in millions).

	September 30, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$40	$(44)	$23	$(36)
Currency exchange contracts	40	(49)	28	(23)
Energy contracts	1	(1)	4	(1)
Interest rate swaps	—	(1)	—	—
Total level 2 instruments	81	(95)	55	(60)
Level 3 instruments
Energy contracts	—	(15)	—	(19)
Total level 3 instruments	—	(15)	—	(19)
Total gross	$81	$(110)	$55	$(79)
Netting adjustment (A)	(33)	33	(20)	20
Total net	$48	$(77)	$35	$(59)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized gains of less than $2 million for the six months ended September 30, 2014 related to Level 3 financial instruments that were still held as of September 30, 2014. These unrealized gains were included in “Other expense (income), net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2014	$(19)
Realized/unrealized gain included in earnings (B)	7
Settlements	(3)
Balance as of September 30, 2014	$(15)

(A)    Represents net derivative liabilities.
(B)    Included in “Other expense (income), net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Financial Instruments Not Recorded at Fair Value
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. The fair value of long-term receivables is based on anticipated cash flows, which approximates carrying value and is classified as Level 2. We value long-term debt using Level 2 inputs. Valuations are based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model.

	September 30, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$10	$10	$12	$12
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,432	$4,726	$4,451	$4,734

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER EXPENSE (INCOME), NET
“Other expense (income), net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Foreign currency remeasurement gains, net (A)	$1	$—	$1	$(5)
Loss (gain) on change in fair value of other unrealized derivative instruments, net	1	(4)	—	8
Loss (gain) on change in fair value of other realized derivative instruments, net	11	(5)	14	(26)
Loss on sale of assets, net	2	1	3	2
Loss on Brazilian tax litigation, net (B)	2	2	4	3
Interest income	(2)	(1)	(3)	(2)
Other, net	3	2	4	5
Other expense (income), net	$18	$(5)	$23	$(15)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$36	$52	$97	$73
Canadian statutory tax rate	25%	25%	25%	25%
Provision at the Canadian statutory rate	$9	$13	$24	$18
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(15)	2	(11)	(7)
Exchange remeasurement of deferred income taxes	(14)	(2)	(10)	(17)
Change in valuation allowances	25	15	36	52
Income items not subject to tax	3	(6)	2	(7)
Dividends not subject to tax	(14)	(9)	(24)	(23)
Enacted tax rate changes	—	7	—	7
Tax rate differences on foreign earnings	3	6	4	6
Uncertain tax positions	1	—	1	—
Income tax (benefit) provision	$(2)	$26	$22	$29
Effective tax rate	(6)%	50%	23%	40%

The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of September 30, 2014, we had a net deferred tax liability of $239 million. This amount included gross deferred tax assets of approximately $905 million and a valuation allowance of $473 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

16.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and estimable. While the ultimate resolution of and liability and costs related to these matters cannot be determined with certainty, we do not believe any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $85 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.

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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws imposing joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damage, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities. We are also involved in claims and litigation filed on behalf of persons alleging exposure to substances and other hazards at our current and former facilities.
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated the remaining undiscounted clean-up costs related to our environmental liabilities as of September 30, 2014 were approximately $29 million, of which $22 million was associated with a restructuring action and the remaining undiscounted clean-up costs were approximately $7 million. Additionally, $26 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of September 30, 2014. As of March 31, 2014, $21 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. As a result of management's review of these items, we have determined the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Brazil Tax Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The liabilities for these settlements are approximately $97 million and $107 million as of September 30, 2014 and March 31, 2014, respectively. As of September 30, 2014, $10 million and $87 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, in our accompanying condensed consolidated balance sheets. As of March 31, 2014, $11 million and $96 million of liabilities were included in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively. We have recognized net interest expense of $2 million for the three months ended September 30, 2014 and 2013 and $4 million and $3 million for the six months ended September 30, 2014 and 2013, respectively, as was reported in “Other expense (income), net.”
As a result of legal proceedings with Brazil’s tax authorities regarding certain tax disputes as of September 30, 2014 and March 31, 2014, we had cash deposits aggregating approximately $6 million, with the Brazilian government. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. The liabilities recorded for these other disputes and claims were $18 million as of September 30, 2014 and March 31, 2014. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.

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
Europe. Headquartered in Zurich, Switzerland, this segment operates ten plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates five plants, including two facilities with recycling operations and one fully dedicated recycling facility, in four countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises smelting operations and power generation, and operates three plants including a facility with recycling operations, in Brazil.
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
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions managed directly from our corporate office and have not been allocated to our operating segments, as well as adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” includes the net sales attributable to our joint venture partner, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5- Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.
Selected Segment Financial Information

September 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$—	$560	$—	$—	$—	$560
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	40	—	40
Total assets	$2,857	$3,108	$1,550	$1,739	$67	$9,321

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

March 31, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Investment in and advances to non–consolidated affiliates	$—	$612	—	$—	$—	612
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	39	—	39
Total assets	$2,998	$3,046	$1,440	$1,583	$47	$9,114

Selected Operating Results Three Months Ended September 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$901	$931	$531	$422	$46	$2,831
Net sales-intersegment	6	32	37	23	(98)	—
Net sales	$907	$963	$568	$445	$(52)	$2,831

Depreciation and amortization	$34	$27	$18	$16	$(5)	$90
Income tax (benefit) provision	$4	$7	$3	$(19)	$3	$(2)
Capital expenditures	$28	$61	$14	$11	$12	$126

Selected Operating Results Three Months Ended September 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales-third party	$756	$770	$461	$380	$47	$2,414
Net sales-intersegment	1	39	2	11	(53)	—
Net sales	$757	$809	$463	$391	$(6)	$2,414

Depreciation and amortization	$30	$25	$14	$16	$(6)	$79
Income tax (benefit) provision	$(6)	$13	$7	$10	$2	$26
Capital expenditures	$30	$52	$59	$37	$6	$184

Selected Operating Results Six Months Ended September 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,716	$1,811	$1,060	$825	$99	$5,511
Net sales-intersegment	12	66	64	40	(182)	—
Net sales	$1,728	$1,877	$1,124	$865	$(83)	$5,511

Depreciation and amortization	$68	$52	$38	$33	$(12)	$179
Income tax (benefit) provision	$(5)	$19	$6	$(7)	$9	$22
Capital expenditures	$47	$150	$34	$28	$5	$264

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Six Months Ended September 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,532	$1,548	$933	$707	$95	$4,815
Net sales-intersegment	5	68	15	18	(106)	—
Net sales	$1,537	$1,616	$948	$725	$(11)	$4,815

Depreciation and amortization	$60	$49	$28	$31	$(12)	$156
Income tax (benefit) provision	$(7)	$24	$11	$(5)	$6	$29
Capital expenditures	$57	$96	$124	$77	$11	$365

The following table shows the reconciliation from segment income for each of our regions to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
North America	$76	$70	$140	$116
Europe	75	61	154	131
Asia	36	41	73	87
South America	41	56	96	98
Intersegment eliminations	2	—	2	—
Depreciation and amortization	(90)	(79)	(179)	(156)
Interest expense and amortization of debt issuance costs	(82)	(75)	(163)	(151)
Adjustment to eliminate proportional consolidation	(9)	(8)	(17)	(19)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(1)	4	—	(8)
Realized gains (losses) on derivative instruments not included in segment income	—	2	(1)	4
Gain on assets held for sale	—	—	11	—
Restructuring and impairment, net	(7)	(18)	(13)	(27)
Loss on sale of fixed assets	(2)	(1)	(3)	(2)
Other costs, net	(3)	(4)	(5)	(7)
Income before income taxes	36	49	95	66
Income tax (benefit) provision	(2)	26	22	29
Net income	38	23	73	37
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$38	$23	$73	$37
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam), Affiliates of Ball Corporation (Ball) and Anheuser-Busch InBev (Anheuser-Busch), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Rexam	18%	17%	18%	17%
Ball	12%	9%	11%	10%
Anheuser-Busch	8%	7%	8%	8%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Purchases from RTA as a percentage of total	16%	17%	15%	18%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Six Months Ended September 30,
	2014	2013
Interest paid	$150	$138
Income taxes paid	$63	$63
As of September 30, 2014, we recorded $60 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to September 30, 2014. During the six months ended September 30, 2014, we incurred capital lease obligations of less than $1 million.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$2,415	$684	$(434)	$2,831
Cost of goods sold (exclusive of depreciation and amortization)	172	2,121	626	(436)	2,483
Selling, general and administrative expenses	(1)	83	21	—	103
Depreciation and amortization	5	65	20	—	90
Research and development expenses	—	11	1	—	12
Interest expense and amortization of debt issuance costs	81	20	2	(21)	82
Restructuring and impairment, net	—	6	1	—	7
Equity in net (income) loss of consolidated subsidiaries	(128)	(10)	—	138	—
Other (income) expense, net	(2)	(1)	—	21	18
	127	2,295	671	(298)	2,795
Income (loss) before income taxes	39	120	13	(136)	36
Income tax provision (benefit)	1	(6)	3	—	(2)
Net income (loss)	38	126	10	(136)	38
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$38	$126	$10	$(136)	$38
Comprehensive (loss) income	$(96)	$32	$(19)	$(15)	$(98)
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive (loss) income attributable to our common shareholder	$(96)	$32	$(17)	$(15)	$(96)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$163	$1,979	$599	$(327)	$2,414
Cost of goods sold (exclusive of depreciation and amortization)	140	1,729	532	(327)	2,074
Selling, general and administrative expenses	8	82	19	—	109
Depreciation and amortization	4	60	15	—	79
Research and development expenses	—	11	1	—	12
Interest expense and amortization of debt issuance costs	78	8	(1)	(10)	75
Restructuring and impairment, net	1	17	—	—	18
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net (income) loss of consolidated subsidiaries	(80)	(23)	—	103	—
Other (income) expense, net	(12)	(6)	3	10	(5)
	139	1,881	569	(224)	2,365
Income (loss) before taxes	24	98	30	(103)	49
Income tax provision	1	18	7	—	26
Net income (loss)	23	80	23	(103)	23
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$23	$80	$23	$(103)	$23
Comprehensive income (loss)	$185	$184	$75	$(260)	$184
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive income (loss) attributable to our common shareholder	$185	$184	$76	$(260)	$185

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$340	$4,650	$1,369	$(848)	$5,511
Cost of goods sold (exclusive of depreciation and amortization)	344	4,071	1,247	(850)	4,812
Selling, general and administrative expenses	(5)	174	42	—	211
Depreciation and amortization	9	129	41	—	179
Research and development expenses	—	23	1	—	24
Interest expense and amortization of debt issuance costs	161	34	5	(37)	163
Gain on assets held for sale	(5)	(6)	—	—	(11)
Restructuring and impairment, net	—	11	2	—	13
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net (income) loss of consolidated subsidiaries	(218)	(19)	—	237	—
Other (income) expense, net	(22)	3	5	37	23
	264	4,422	1,343	(613)	5,416
Income (loss) before income taxes	76	228	26	(235)	95
Income tax provision	3	12	7	—	22
Net income (loss)	73	216	19	(235)	73
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$73	$216	$19	$(235)	$73
Comprehensive (loss) income	$(30)	$106	$25	$(132)	$(31)
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive (loss) income attributable to our common shareholder	$(30)	$106	$26	$(132)	$(30)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$341	$3,941	$1,225	$(692)	$4,815
Cost of goods sold (exclusive of depreciation and amortization)	329	3,446	1,089	(692)	4,172
Selling, general and administrative expenses	52	145	32	—	229
Depreciation and amortization	8	118	30	—	156
Research and development expenses	1	20	1	—	22
Interest expense and amortization of debt issuance costs	157	15	(2)	(19)	151
Restructuring and impairment, net	1	25	1	—	27
Equity in net loss of non-consolidated affiliates	—	7	—	—	7
Equity in net (income) loss of consolidated subsidiaries	(235)	(49)	—	284	—
Other (income) expense, net	(10)	(35)	11	19	(15)
	303	3,692	1,162	(408)	4,749
Income (loss) before income taxes	38	249	63	(284)	66
Income tax provision	1	16	12	—	29
Net income (loss)	37	233	51	(284)	37
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$37	$233	$51	$(284)	$37
Comprehensive (loss) income	$157	$356	$81	$(439)	$155
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive (loss) income attributable to our common shareholder	$157	$356	$83	$(439)	$157

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$228	$94	$—	$326
Accounts receivable, net of allowances
— third parties	20	1,243	255	—	1,518
— related parties	523	173	101	(737)	60
Inventories	36	1,117	349	2	1,504
Prepaid expenses and other current assets	5	92	27	—	124
Fair value of derivative instruments	10	50	22	(3)	79
Deferred income tax assets	—	71	5	—	76
Assets held for sale	—	73	—	—	73
Total current assets	598	3,047	853	(738)	3,760
Property, plant and equipment, net	98	2,507	930	—	3,535
Goodwill	—	597	11	—	608
Intangible assets, net	17	590	4	—	611
Investments in and advances to non-consolidated affiliates	—	560	—	—	560
Investments in consolidated subsidiaries	3,270	635	—	(3,905)	—
Deferred income tax assets	—	24	53	—	77
Other long-term assets
— third parties	64	87	9	—	160
— related parties	1,325	59	—	(1,374)	10
Total assets	$5,372	$8,106	$1,860	$(6,017)	$9,321
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$9	$62	$—	$92
Short-term borrowings
— third parties	566	412	66	—	1,044
— related parties	25	389	—	(414)	—
Accounts payable
— third parties	25	1,074	544	—	1,643
— related parties	69	245	32	(293)	53
Fair value of derivative instruments	34	54	11	(3)	96
Accrued expenses and other current liabilities
— third parties	91	376	89	—	556
— related parties	1	25	4	(30)	—
Deferred income tax liabilities	—	48	—	—	48
Total current liabilities	832	2,632	808	(740)	3,532
Long-term debt, net of current portion
— third parties	4,212	33	95	—	4,340
— related parties	49	1,266	59	(1,374)	—
Deferred income tax liabilities	—	338	6	—	344
Accrued postretirement benefits	42	408	162	—	612
Other long-term liabilities	27	220	9	—	256
Total liabilities	5,162	4,897	1,139	(2,114)	9,084
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
Retained earnings (accumulated deficit)	(1,000)	1,784	701	(2,485)	(1,000)
Accumulated other comprehensive income (loss)	(194)	(256)	(7)	263	(194)
Total equity of our common shareholder	210	1,528	694	(2,222)	210
Noncontrolling interests	—	—	27	—	27
Total equity	210	1,528	721	(2,222)	237
Total liabilities and equity	$5,372	$8,106	$1,860	$(6,017)	$9,321

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$108	$74	$(6)	$(189)	$(13)
INVESTING ACTIVITIES
Capital expenditures	(8)	(218)	(38)	—	(264)
Proceeds from sales of assets, net of transaction fees
— third parties	29	5	—	—	34
(Outflows) proceeds from investment in and advances to affiliates, net	(71)	(4)	—	64	(11)
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	11	(11)	3	—	3
Net cash provided by (used in) investing activities	(39)	(228)	(35)	64	(238)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	188	10	—	198
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(11)	(95)	(20)	—	(126)
— related parties	—	(22)	—	22	—
Revolving credit facilities and other, net
— third parties	199	50	(1)	—	248
— related parties	(7)	(420)	—	427	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Proceeds from issuance of intercompany equity	—	—	10	(10)	—
Dividends — noncontrolling interests	—	(188)	(2)	189	(1)
Net cash (used in) provided by financing activities	(69)	13	—	125	69
Net decrease in cash and cash equivalents	—	(141)	(41)	—	(182)
Effect of exchange rate changes on cash	—	(3)	2	—	(1)
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$4	$228	$94	$—	$326

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Six Months Ended September 30, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$4	$357	$84	$(197)	$248
INVESTING ACTIVITIES
Capital expenditures	(10)	(237)	(118)	—	(365)
Proceeds from the sale of assets, net of transaction fees
— related parties	—	8	—	—	8
(Outflows) proceeds from investment in and advances to affiliates	(83)	—	—	83	—
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(8)	4	10	—	6
Net cash (used in) provided by investing activities	(101)	(225)	(108)	83	(351)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	72	4	—	76
— related parties	—	—	35	(35)	—
Principal payments of long-term and short-term borrowings
— third parties	(10)	(49)	—	—	(59)
Revolving credit facilities and other, net
— third parties	115	16	—	—	131
— related parties	—	48	—	(48)	—
Dividends, noncontrolling interests	—	(197)	—	197	—
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	97	(110)	39	114	140
Net increase in cash and cash equivalents	—	22	15	—	37
Effect of exchange rate changes on cash	—	(1)	1	—	—
Cash and cash equivalents — beginning of period	4	196	101	—	301
Cash and cash equivalents — end of period	$4	$217	$117	$—	$338

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2014. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage, automotive, food can and foil products, as well as for use in the automotive, electronics, architectural, transportation and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants as well as stand-alone recycling facilities to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2014, we had manufacturing operations in eleven countries on four continents, which include 26 operating plants, and recycling operations in 11 of these plants. In addition to aluminum rolled products plants, our South American businesses include primary aluminum smelting and power generation facilities. On October 16, 2014, we announced that Novelis will close its remaining smelting facilities by the end of calendar year 2014. Additionally, as of September 30, 2014, the previously announced sales of our power generation assets are pending regulatory approval. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” and “Novelis” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited, our indirect parent company, which acquired Novelis in May 2007, through its indirect wholly-owned subsidiary, AV Metals Inc., our direct parent company.
As used in this Quarterly Report, consolidated “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. Regional “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingot, billets and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.

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

HIGHLIGHTS
We reported "Segment income" of $230 million for the current quarter, which is up slightly compared to prior year. The solid "Segment income" was driven by continued growth in shipment levels, despite an unfavorable impact from foreign currency movements due to the strengthening of the U.S. dollar compared to the international functional currencies in which we operate and higher costs associated with the commissioning of our expansion projects.
Shipments of our flat rolled products increased 7% to 765 kt in the second quarter of fiscal 2015 compared to 713 kt in the prior year. Our rolling expansion in South Korea and an increase in demand in the Middle East contributed to higher shipment levels in our Asia region. Shipments were also up in North America and Europe in the second quarter of fiscal 2015 compared to prior year, driven by higher automotive and can product shipments. Our recent rolling expansion in our Pindamonhangaba (Pinda) facility, coupled with strong demand in Brazil, contributed to higher shipments in South America. As noted in the table below, this was our fourth consecutive quarter of higher shipments in all regions versus the comparable prior year periods.
We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve fuel efficiency by reducing vehicle weight. We have commissioned one of our new automotive sheet finishing lines in our Oswego, New York facility and the second line at that location is in the commissioning stage. These two lines will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. As a result of this added capacity, we expect our automotive shipment levels in North America to increase in the second half of fiscal 2015 when a customer begins the production of an aluminum intensive vehicle. We started the commissioning phase of our new automotive sheet finishing plant in Changzhou, China in July 2014, which will result in approximately 120 kt of additional finishing capacity when operating at full capacity. We are constructing a third automotive finishing line at our Oswego, New York facility and a second automotive finishing line at our Nachterstedt, Germany facility. These projects are expected to begin commissioning in late calendar year 2015, and each will add approximately 120 kt of capacity. With these latest expansions, the Company’s global automotive sheet capacity will more than triple to approximately 900 kt per year when fully operational.
The amount of recycled content in our products was 46% in fiscal 2014 and we expect this amount will increase by the end of fiscal 2015. Our various recycling expansion projects are significant components of our strategy to achieve 80% recycled content in our products by 2020. We have commissioned our recycling expansion in Nachterstedt, Germany which is the largest aluminum recycling facility in the world. Our recently expanded recycling facilities in Yeongju, South Korea and Pinda, Brazil are contributing to the increased usage of recycled content. We are also expanding our recycling operations in Oswego, New York to support higher levels of automotive scrap processing.
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
In October 2014, we announced plans to cease operations at our primary aluminum smelter in Ouro Preto, Brazil, at the end of the 2014 calendar year. This decision is consistent with our global strategy to build our business around sustainability and a closed-loop business model focused on recycled content. In addition, the closure is driven by systemic issues affecting the entire primary aluminum industry in Brazil which was resulting in higher operating costs.
We reported "Net income" of $38 million in the three months ended September 30, 2014, an increase of $15 million compared to $23 million in the three months ended September 30, 2013. Net cash used in operating activities was $13 million for the six months ended September 30, 2014 compared to net cash provided by operating activities of $248 million in the prior year. The unfavorable variance was driven by an increase in net working capital due to higher average aluminum prices and higher inventory quantities on hand as a result of our added production capacity from our expansion projects compared to prior year. Our capital expenditures have declined as some of our larger strategic expansion projects have either recently commissioned or are in the commissioning phase. We spent $264 million on capital expenditures globally for the six months ended September 30, 2014 compared to $365 million in the same period in prior year.

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

LME base aluminum prices increased 7% during the second quarter of fiscal 2015 to $1,935 per metric tonne as of September 30, 2014. The average LME price of aluminum in the second quarter of fiscal 2015 was substantially higher when compared to the same period in fiscal 2014. The primary aluminum market has been impacted by an increase in demand globally, as reflected in the higher average LME aluminum prices during the current year as compared to fiscal 2014. The overall benefit we realized from the utilization of recycled metal was positively impacted by the higher average aluminum prices as well as the slight increase in the average discounts off LME aluminum prices we pay on the procurement of recycled metal. We were able to further increase this realized benefit by increasing our use of recycled metal as an input to our products driven primarily by our additional recycling capacity in our Yeongju, South Korea and Pinda, Brazil facilities. The prices we pay for aluminum also include local market premiums, which we pass through to most of our customers.  The local market premiums globally have historically been fairly stable but have increased significantly over the past two years.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013	Mar 31, 2014	Mar 31, 2014	Jun 30, 2014	Sept 30, 2014
Net sales	$2,401	$2,414	$2,403	$2,549	$9,767	$2,680	$2,831
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(1)%	4%	2%	—%	12%	17%
Rolled product shipments:
North America	238	238	235	247	958	249	260
Europe	232	225	212	242	911	246	234
Asia	162	156	165	157	640	188	186
South America	92	108	123	124	447	114	116
Eliminations	(16)	(14)	(14)	(17)	(61)	(27)	(31)
Total	708	713	721	753	2,895	770	765

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(11)%	(12)%	9%	3%	(3)%	5%	9%
Europe	—%	3%	10%	11%	6%	6%	4%
Asia	19%	10%	17%	10%	14%	16%	19%
South America	3%	17%	15%	16%	13%	24%	7%
Total	(2)%	(1)%	11%	8%	4%	9%	7%

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

LME Base Aluminum Prices and Local Market Premiums

The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and six months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2014	2013	Change	2014	2013	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,851	$1,731	7%	$1,731	$1,882	(8)%
Average cash price during the period	$1,989	$1,781	12%	$1,894	$1,808	5%
Closing cash price as of end of period	$1,935	$1,803	7%	$1,935	$1,803	7%

LME prices continued their increasing trend in the second quarter of fiscal 2015, as illustrated by the higher average cash price during the current period and the closing cash price as of September 30, 2014 compared to the prior year. The fluctuating prices and timing of when derivatives are realized resulted in less than $1 million of net unrealized losses on undesignated metal derivatives in the second quarter of fiscal 2015 compared to $4 million of net gains in the second quarter of fiscal 2014. During the first six months of fiscal 2015 compared to the first six months of fiscal 2014, these drivers resulted in less than $1 million and $4 million of net unrealized losses on undesignated metal derivatives, respectively.

The local market premiums in all four of our regions were significantly higher in the second quarter and first six months of fiscal 2015 compared to the comparable periods in fiscal 2014. The weighted average local market premium was as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2014	2013	Change	2014	2013	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$482	$237	103%	$458	$252	82%

The higher local market premiums and higher base aluminum prices, increased our cost of primary and sheet ingot aluminum as compared to the prior year comparable periods. The higher prices resulted in higher "Net sales," "Cost of goods sold (exclusive of depreciation and amortization)," "Accounts receivable, net," "Inventories," and "Accounts payable."

In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." The competitive landscape in Asia results in many of our competitors in China pricing their metal off the Shanghai Metal Exchange, which does not have a local market premium. We purchase our metal inputs in this region based on the LME and incur a local market premium, resulting in a competitive disadvantage. In Asia, the increasing local premium continues to result in a higher cost of metal, which we are unable able to fully pass through to our customers.

Recycled aluminum is generally purchased at a discount as compared to the price of primary aluminum. The benefit we receive from utilizing recycled metal is influenced by the spread between the prices for recycled aluminum and the LME primary aluminum price. Average LME aluminum prices in the second quarter and first half of fiscal 2015 were higher compared to the same period in the prior year which increased the benefits we realize from utilizing recycled metal. Additionally, the spread between the prices we pay for recycled aluminum and LME primary aluminum prices widened in the second quarter and first half of fiscal 2015 compared to prior year, which increased the benefits we realized from utilizing recycled metal.

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with metal price lag. These derivatives directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal. The volatility in local market premiums also results in metal price lag, as we do not have significant derivatives contracts associated with local market premium.

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
See Segment Review below for the impact of metal price lag on each of our segments.
Foreign Currency and Related Hedging Activities

We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2014 and 2013:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of
	September 30, 2014	March 31, 2014	Three Months Ended September 30,		Six Months Ended September 30,
			2014	2013	2014	2013
U.S. dollar per Euro	1.263	1.378	1.305	1.336	1.339	1.321
Brazilian real per U.S. dollar	2.451	2.263	2.319	2.298	2.273	2.207
South Korean won per U.S. dollar	1,051	1,069	1,030	1,100	1,026	1,114
Canadian dollar per U.S. dollar	1.120	1.104	1.099	1.036	1.091	1.034

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the second quarter of fiscal 2015 operating results with the second quarter of fiscal 2014, in South Korea, the weaker U.S. dollar resulted in favorable foreign exchange translation; and alternatively in Europe the stronger U.S. dollar resulted in unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the second quarter of fiscal 2015 compared to the second quarter of fiscal 2014.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the second quarter of fiscal 2015, the balance sheet remeasurement hedging losses substantially offset the foreign currency exchange remeasurement gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar. For other foreign currency hedging programs, the unrealized gains or losses on other undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the second quarter of fiscal 2015 and the second quarter of fiscal 2014 resulted in $2 million of net unrealized losses and a net zero impact, respectively, on undesignated foreign currency derivatives. The movement of currency exchange rates during the first half of fiscal 2015 and the first half of fiscal 2014 resulted in $1 million and $2 million, respectively, of net unrealized losses on undesignated foreign currency derivatives, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013
“Net sales” increased $417 million, or 17%, driven by a 12% increase in average base aluminum prices, a 103% increase in weighted average local market premiums, and a 7% increase in FRP shipments, partially offset by a decline in conversion premiums in our can products driven by global competitive market conditions, the sale of our North American consumer foil operations, and declines due to the impact of foreign currency translation.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $409 million, or 20%, due to higher average base aluminum prices, higher average local market premiums, an increase in shipments, and higher costs related to our strategic expansion projects, partially offset by cost reductions from utilizing more recycled metal, cost reductions due to an amendment we made to a non-union retiree medical plan in the prior year, the sales of our North American consumer foil operations, and declines due to the impact of foreign currency translation and remeasurement. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $585 million.
“Income before income taxes” for the three months ended September 30, 2014 was $36 million, compared to $49 million in the three months ended September 30, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" decreased $6 million primarily due to various cost containment initiatives;

•	“Depreciation and amortization” increased $11 million due to the recent commissioning of some of our global expansion projects and accelerated depreciation on certain non-core assets;

•
"Restructuring and impairment, net" of $7 million for the three months ended September 30, 2014 includes $4 million of environmental remediation charges related to our smelter operations in South America and $3 million of additional charges in North America, South America and Europe related to past restructuring actions. In October 2014, we announced plans to close our remaining smelter operations in South America, which will result in additional restructuring charges in the second half of fiscal 2015. We incurred $18 million for the three months ended September 30, 2013, which primarily includes severance charges in our European region and impairment charges on non-core assets in Brazil. (See Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities.);

•	"Interest expense and amortization of debt issuance costs" increased $7 million due to higher outstanding debt balances; and

•
Unrealized losses of $1 million for the three months ended September 30, 2014 comprised of changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $4 million of gains in the same period in the prior year, which is reported as "Other expense (income), net."

We recognized a $2 million tax benefit for the three months ended September 30, 2014 primarily due to a low pre-tax income combined with changes in foreign currency rates on deferred income taxes in Brazil and foreign currency translation.
We reported “Net income attributable to our common shareholder” of $38 million for the three months ended September 30, 2014 as compared to $23 million for the three months ended September 30, 2013, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended September 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$907	$963	$568	$445	$(52)	$2,831
Shipments
Rolled products - third party	259	225	173	108	—	765
Rolled products - intersegment	1	9	13	8	(31)	—
Total rolled products	260	234	186	116	(31)	765
Non-rolled products	6	48	1	27	(2)	80
Total shipments	266	282	187	143	(33)	845

Selected Operating Results Three Months Ended September 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$757	$809	$463	$391	$(6)	$2,414
Shipments
Rolled products - third party	237	216	155	105	—	713
Rolled products - intersegment	1	9	1	3	(14)	—
Rolled products	238	225	156	108	(14)	713
Non-rolled products	12	18	—	22	(7)	45
Total shipments	250	243	156	130	(21)	758

The following table reconciles changes in “Segment income” for the three months ended September 30, 2013 to the three months ended September 30, 2014 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations	Total
Segment Income - Three Months Ended September 30, 2013	$70	$61	$41	$56	$—	$228
Volume	14	8	13	5	2	42
Conversion premium and product mix	(11)	5	(7)	(3)	—	(16)
Conversion costs (B)	(4)	—	(12)	(19)	—	(35)
Metal price lag	2	4	—	—	—	6
Foreign exchange	—	(3)	2	2	—	1
Selling, general & administrative and research & development costs (C)	5	4	(1)	—	—	8
Other changes	—	(4)	—	—	—	(4)
Segment Income - Three Months Ended September 30, 2014	$76	$75	$36	$41	$2	$230

(A)
Included in the North America "Segment income" for the three months ended September 30, 2013 were the operating results of our consumer foil operations in North America we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the three months ended September 30, 2014 compared to the prior year was unfavorable by $2 million. The following table reconciles changes in “Segment income” for the three months ended September 30, 2013 to the three months ended September 30, 2014 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment Income - Three Months Ended September 30, 2013	$70	$228
Volume	19	47
Conversion premium and product mix	3	(2)
Conversion costs	(21)	(52)
Metal price lag	2	6
Foreign exchange	—	1
Selling, general & administrative and research & development costs	5	8
Other changes	—	(4)
Net impact of North America consumer foil operations sold in fiscal 2015	(2)	(2)
Segment Income - Three Months Ended September 30, 2014	$76	$230

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

North America
“Net sales” increased $150 million, or 20%, reflecting an increase in average base aluminum prices, higher local market premiums, higher shipments to a large can customer, higher industrial shipments, and growing demand for our automotive products. We expect shipments of our automotive products to increase significantly in the second half of fiscal 2015, as a result of a customer's planned production of an aluminum intensive vehicle.

“Segment income” was $76 million, an increase of 9%, reflecting higher shipment levels as discussed above and improved cost containment of general and administrative expenses, partially offset by unfavorable conversion premiums and higher conversion costs. Our conversion premiums were unfavorable due to the sale of our North America foil business on June 30, 2014. Excluding the impact of our North America foil business, conversion premiums were relatively flat. Conversion costs were unfavorable due to higher costs associated with the commissioning of our automotive lines, higher melt loss, and unfavorable metal mix, partially offset by a favorable impact from the benefits of utilizing recycled metal, and a reduction in benefit costs resulting from an amendment in the prior year to a U.S. retiree medical plan.

We have commissioned one of our automotive sheet finishing lines at our Oswego, New York facility and a second line is in the commissioning phase. These two lines will result in approximately 240 kt of additional automotive finishing capacity annually when it is operating at full capacity. We also began construction on a third automotive finishing line in our Oswego, New York facility, which will add an additional 120 kt of finishing capacity. The third line is expected to become operational at the end of calendar year 2015.
Europe
“Net sales” increased $154 million, or 19%, due to higher average base aluminum prices, higher local market premiums and higher shipments of can, automotive, and non-FRP products. Higher shipments of our can products were driven by a customer's recent conversion from steel to aluminum in one of its plants and unseasonably cooler weather last year which resulted in lower beverage consumption in the prior year. We continue to experience an increase in demand and shipments of our automotive products. Our non-FRP shipments increased compared to prior year driven by selling more scrap to be processed by third parties in advance of our new recycling facility in Nachterstedt, Germany becoming fully commissioned.
“Segment income” was $75 million, an increase of 23%, reflecting the higher shipment levels discussed above, higher conversion premiums, favorable metal price lag, and lower general and administrative costs. Our conversion premiums were favorable due to higher freight related billings to customers. General and administrative costs were favorable due to lower costs as a result of our recent restructuring activities to optimize our business in Europe. The favorable metal price lag was the result of higher average aluminum prices during the second quarter of fiscal 2015. Conversion costs were impacted by an increase in the benefits from the utilization of recycled metal, offset by higher operating costs as a result of our expansion projects, including employment costs and higher freight costs.
In June 2014, we began the commissioning of our fully integrated recycling facility at our Nachterstedt, Germany plant, which will have an annual capacity of approximately 400 kt when operating at full capacity. We are in the process of constructing a second automotive finishing line in our Nachterstedt, Germany facility, which will add an additional 120 kt of finishing capacity. The second line is expected to become operational at the end of calendar year 2015.

Asia
“Net sales” increased $105 million, or 23%, reflecting higher average base aluminum prices, higher shipments of our can products, and higher shipments of industrial products. The increase in our can volumes was driven by higher demand from customers in the Middle East. We also increased interregional shipments of industrial products to Novelis North America.
“Segment income” was $36 million a decrease of 12%, reflecting higher conversion costs and lower conversion premiums, partially offset by higher shipments as discussed above. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to our customers. The local market premium has increased compared to prior year, which resulted in unfavorable conversion costs. Other factors that resulted in higher conversion costs include an increase in labor costs, higher energy rates, and higher freight rates, partially offset by an increase in the benefits from the utilization of recycled metal. Conversion premiums were unfavorable due to competitive pressures from FRP suppliers in China with the renewal of certain can contracts.
In July 2014, we began the commissioning process of our new automotive sheet finishing plant in Changzhou, China, which will have annual capacity of approximately 120 kt when operating at full capacity.
South America
“Net sales” increased $54 million, or 14%, driven by higher average base aluminum prices, higher local market premiums, and higher shipments of our can products. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity we added with the expansion of our Pinda facility.
“Segment income” was $41 million, an decrease of 27%, reflecting higher conversion costs, unfavorable conversion premiums, partially offset by higher volumes discussed above, and favorable foreign currency. Conversion costs were higher due to production issues that occurred during the current quarter in our Pinda plant, higher market premiums on the procurement of metal, higher employment costs, freight, maintenance, and utility costs, partially offset by an increase in the benefits from the utilization of recycled metal.
In April 2014, we entered into agreements with two parties to sell our hydroelectric power generation operations and our joint venture interest in Consorcio Candonga, which is currently pending regulatory approval. In October 2014, we announced plans to cease operations at our primary aluminum smelter in Ouro Preto, Brazil, at the end of the 2014 calendar year. This decision to end operations at Ouro Preto is consistent with our global strategy to build our business around sustainability and a closed-loop business model focused on recycled content.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended September 30, 2014 and 2013 (in millions).

	Three Months Ended September 30,
	2014	2013
North America	$76	$70
Europe	75	61
Asia	36	41
South America	41	56
Intersegment eliminations	2	—
Total Segment income	230	228
Depreciation and amortization	(90)	(79)
Interest expense and amortization of debt issuance costs	(82)	(75)
Adjustment to eliminate proportional consolidation	(9)	(8)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(1)	4
Realized gains on derivative instruments not included in segment income	—	2
Restructuring and impairment, net	(7)	(18)
Loss on sale of fixed assets	(2)	(1)
Other costs, net	(3)	(4)
Income before income taxes	36	49
Income tax (benefit) provision	(2)	26
Net income	38	23
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$38	$23
"Depreciation and amortization” increased by $11 million due to our automotive finishing lines in Oswego, New York and our rolling expansion in South Korea put in service; and accelerated depreciation on certain non-core assets.
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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2013
“Net sales” increased $696 million, or 14%, due to higher average base aluminum prices, higher local market premiums, and an increase in shipments, partially offset by lower conversion premiums for can products and the sale of our North American consumer foil operations.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $640 million, or 15%, due to higher average base aluminum prices, higher local market premiums, an increase in shipments, higher costs due to tighter scrap metal spreads, and higher costs related to our strategic expansion projects, partially offset by cost reductions resulting from higher recycled content, cost reductions due to an amendment we made to a non-union retiree medical plan in the prior year, and the sale of our North American consumer foil operations. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $846 million.
“Income before income taxes” for the six months ended September 30, 2014 was $95 million, compared to $66 million in the six months ended September 30, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Selling, general and administrative expenses" decreased $18 million primarily due to tighter cost control in the current year and an amendment made to our long term incentive plan last year, which resulted in higher benefit costs in the prior year;

•	“Depreciation and amortization” increased $23 million due to the recent commissioning of some of our global expansion projects and accelerated depreciation on certain non-core assets;

•
"Restructuring and impairment, net" of $13 million for the six months ended September 30, 2014 includes $7 million of environmental remediation charges for our smelter operations in South America and $6 million of severance and contract termination charges primarily in Europe and South America related to past restructuring actions. In the prior year, we incurred $27 million which included $19 million of severance charges related to continuing efforts to reduce the cost of our business support organization for the European region and $8 million of impairment charges in Brazil and North America related to past restructuring actions. (See Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities.);

•
"Gain on assets held for sale" of $11 million for the six months ended September 30, 2014 includes $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale agreement in Brazil;

•	"Interest expense and amortization of debt issuance costs" increased $12 million due to higher outstanding debt balances; and

•
Unrealized gains on changes in fair value of undesignated derivatives other than foreign currency remeasurement was less than $1 million for the six months ended September 30, 2014 as compared to $8 million of losses in the same period in the prior year, which is reported as "Other income, net."

Our effective tax rate for the six months ended September 30, 2014 was 23%, compared to 40% in the six months ended September 30, 2013. The decrease in the effective tax rate is primarily attributable to lower operating losses in the current period in tax jurisdictions where we have a full valuation allowance on deferred tax assets as compared to prior year.
We reported “Net income attributable to our common shareholder” of $73 million for the six months ended September 30, 2014 as compared to $37 million for the six months ended September 30, 2013, primarily as a result of the factors discussed above.

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

Selected Operating Results Six Months Ended September 30, 2014	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,728	$1,877	$1,124	$865	$(83)	$5,511
Shipments
Rolled products - third party	507	460	351	217	—	1,535
Rolled products - intersegment	2	20	23	13	(58)	—
Total rolled products	509	480	374	230	(58)	1,535
Non-rolled products	11	77	1	52	(2)	139
Total shipments	520	557	375	282	(60)	1,674

Selected Operating Results Six Months Ended September 30, 2013	North America	Europe	Asia	South America	Other and Eliminations	Total
Net sales	$1,537	$1,616	$948	$725	$(11)	$4,815
Shipments
Rolled products - third party	474	441	312	194	—	1,421
Rolled products - intersegment	2	16	6	6	(30)	—
Rolled products	476	457	318	200	(30)	1,421
Non-rolled products	21	30	—	46	(11)	86
Total shipments	497	487	318	246	(41)	1,507

The following table reconciles changes in “Segment income” for the six months ended September 30, 2013 to the six months ended September 30, 2014 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations	Total
Segment Income - Six Months Ended September 30, 2013	$116	$131	$87	$98	$—	$432
Volume	25	20	23	28	2	98
Conversion premium and product mix	(12)	17	(16)	(7)	—	(18)
Conversion costs (B)	(5)	(28)	(25)	(25)	—	(83)
Metal price lag	3	9	1	(3)	—	10
Foreign exchange	—	—	5	7	—	12
Selling, general & administrative and research & development costs (C)	13	9	(1)	(2)	—	19
Other changes	—	(4)	(1)	—	—	(5)
Segment Income - Six Months Ended September 30, 2014	$140	$154	$73	$96	$2	$465

(A)
Included in the North America "Segment income" for the six months ended September 30, 2013 and the first three months of fiscal 2015 were the operating results of our consumer foil operations in North America that we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the six months ended September 30, 2014 compared to the prior year was unfavorable by $2 million. The following table reconciles changes in “Segment income” for the six months ended September 30, 2013 to the six months ended September 30, 2014 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment Income - Six Months Ended September 30, 2013	$116	$432
Volume	29	102
Conversion premium and product mix	8	2
Conversion costs	(27)	(105)
Metal price lag	3	10
Foreign exchange	—	12
Selling, general & administrative and research & development costs	13	19
Other changes	—	(5)
Net impact of North America consumer foil operations sold in fiscal 2015	(2)	(2)
Segment Income - Six Months Ended September 30, 2014	$140	$465

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

North America
“Net sales” increased $191 million, or 12%, reflecting an increase in average aluminum prices, an increase in shipments to a large can customer, higher industrial shipment levels, and growing demand for our automotive products, combined with improvements in our production levels.

“Segment income” was $140 million, an increase of 21%, reflecting the higher shipment levels as discussed above and lower general and administrative costs, partially offset by lower conversion premiums and higher conversion costs. General and administrative costs were favorable due to an amendment made to our long-term incentive plan which resulted in higher benefit costs in the prior year and other cost saving initiatives executed in the first half of fiscal 2015. Conversion premiums were unfavorable due to the sale of our North America consumer foil operations on June 30, 2014. Excluding the impact of our consumer foil operations, conversion premiums were favorable driven by our automotive products. Conversion costs were unfavorably impacted by a reduction in the benefits from the utilization of recycled metal, higher costs associated with the commissioning of our automotive lines, and higher metal loss, partially offset by a reduction in benefit costs resulting from an amendment in the prior year to a U.S. retiree medical plan.

Europe
“Net sales” increased $261 million, or 16%, due to higher average aluminum prices and higher shipments of can, automotive and non-FRP products. Higher shipments of our can products were driven by a customer's recent conversion from steel to aluminum in one of its plants and unseasonably cooler weather last year which resulted in lower beverage consumption in the prior year. We continue to experience an increase in demand and shipments of our automotive products. Our non-FRP shipments increased compared to prior year driven by selling more scrap to be processed by third parties in advance of our new recycling facility in Nachterstedt, Germany becoming fully commissioned.
“Segment income” was $154 million, an increase of 18%, reflecting the higher shipment levels discussed above, favorable metal price lag, improved product mix, and lower general and administrative costs, partially offset by higher conversion costs. General and administrative costs were favorable due to an amendment made to the our long-term incentive plan which resulted in higher benefit costs in the prior year. Conversion costs were unfavorable due to higher wages and a higher cost base related to the commissioning of our recycling plant in Nachterstedt, Germany, partially offset by an increase in the benefits from the utilization of recycled metal. The favorable metal price lag was the result of higher average aluminum prices based off the LME and higher local market premiums in Europe during the first half of fiscal 2015.
Asia
“Net sales” increased $176 million, or 19%, reflecting higher average aluminum prices and higher shipments of our can products. The increase in our can volumes was driven by higher demand from customers in the Middle East and an increase in intercompany shipments to other Novelis regions.
“Segment income” was $73 million, a decrease of 16% reflecting higher conversion costs, lower conversion premiums, partially offset by higher shipment levels discussed above, and favorable impacts of foreign exchange. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to our customers. The local market premium has increased compared to prior year, which resulted in the unfavorable conversion costs. Other factors resulting in higher conversion costs include an increase in labor costs, higher energy rates, and higher maintenance costs, partially offset by an increase in the benefits from the utilization of recycled metal. Conversion premiums were unfavorable due to competitive pressures from FRP suppliers in China with the renewal of certain beverage can customer contracts.

South America
“Net sales” increased $140 million, or 19%, driven by higher average aluminum prices and higher shipments of our can products. Shipments of our can products increased compared to prior year due to an increase in can demand combined with the additional rolling capacity we added with the expansion of our Pinda facility. The increase in demand associated with the FIFA World Cup in Brazil contributed to an increase in shipments as compared to prior year.
“Segment income” was $96 million, a decrease of 2%, due to higher conversion costs and lower conversion premiums, and unfavorable metal price lag, partially offset by an increase in shipments as discussed above. Conversion costs were unfavorable due to production issues in the second quarter of fiscal 2015, higher headcount, higher market premiums on the procurement of metal, and an increase in repairs and maintenance, partially offset by an increase in the benefits from the utilization of recycled metal. Other changes impacting "Segment income" include favorable changes in foreign currency rates, net of realized gains and losses on hedging, unfavorable metal price lag, and higher general and administrative costs.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the six months ended September 30, 2014 and 2013 (in millions).

	Six Months Ended September 30,
	2014	2013
North America	$140	$116
Europe	154	131
Asia	73	87
South America	96	98
Intersegment eliminations	2	—
Total Segment income	465	432
Depreciation and amortization	(179)	(156)
Interest expense and amortization of debt issuance costs	(163)	(151)
Adjustment to eliminate proportional consolidation	(17)	(19)
Unrealized losses on change in fair value of derivative instruments, net	—	(8)
Realized (losses) gains on derivative instruments not included in segment income	(1)	4
Gain on assets held for sale	11	—
Restructuring and impairment, net	(13)	(27)
Loss on sale of fixed assets	(3)	(2)
Other costs, net	(5)	(7)
Income before income taxes	95	66
Income tax provision	22	29
Net income	73	37
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$73	$37
"Depreciation and amortization” increased by $23 million due to our automotive finishing lines in Oswego, New York and our rolling expansion in South Korea put in service; and accelerated depreciation on certain non-core assets.

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
Available Liquidity
Our available liquidity as of September 30, 2014 and March 31, 2014 is as follows (in millions):

	September 30, 2014	March 31, 2014
Cash and cash equivalents	$326	$509
Availability under committed credit facilities	408	511
Total liquidity	$734	$1,020

We reported available liquidity of $734 million as of September 30, 2014, a decrease compared to the $1 billion reported as of March 31, 2014. The decrease is primarily attributable to a $250 million return of capital payment we made to our parent company during the first quarter of fiscal 2015 and negative free cash flow during the first half of fiscal 2015 of $285 million. This decrease was partially offset by additional borrowings we made in Brazil and Vietnam, as well as new Korean loan facilities that increased our credit facility availability by $63 million during this same period. As of September 30, 2014, our availability under committed credit facilities of $408 million was comprised of $219 million under our ABL Revolver and $189 million under our Korean loan facilities.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2014, we held approximately $4 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2014, we held $76 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, repatriating cash from jurisdictions for which we have not asserted that earnings are permanently reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2014, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows the “Free cash flow” for the six months ended September 30, 2014 and 2013, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2014	2013	Change
Net cash (used in) provided by operating activities	$(13)	$248	$(261)
Net cash used in investing activities	(238)	(351)	113
Less: Proceeds from sales of assets	(34)	(8)	(26)
Free cash flow	$(285)	$(111)	$(174)
Ending cash and cash equivalents	$326	$338	$(12)

“Free cash flow” was negative $285 million for the six months ended September 30, 2014, which was unfavorable by $174 million as compared to the six months ended September 30, 2013. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash used in operating activities was $13 million for the six months ended September 30, 2014, which was unfavorable compared to net cash provided by operating activities of $248 million in the six months ended September 30, 2013. The unfavorable variance relates to unfavorable changes to working capital partially offset by higher "Segment income." The following summarizes changes in working capital accounts (in millions).

	Six Months Ended September 30,
	2014	2013	Change
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$(187)	$163	$(350)
Inventories	(369)	20	(389)
Accounts payable	295	(213)	508
Other current assets and liabilities	(2)	49	(51)
Net change in working capital	$(263)	$19	$(282)

Six Months Ended September 30, 2014

We experienced an increase in "Accounts receivable, net" due to an increase in shipments, higher base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, partially offset by higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of September 30, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $318 million and $245 million, respectively, which had a favorable impact to net cash used in operating activities of $73 million for the six months ended September 30, 2014. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to an increase in quantities on hand, higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at September 30, 2014 is the result of additional capacity from our expansions resulting in higher purchase and shipment levels. As of September 30, 2014, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to September 30, 2014. Our estimated repurchase obligation for this inventory as of September 30, 2014 is $132 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of prior year, the timing of payments on vendor payables outstanding as of September 30, 2014, and obtaining longer payment terms with certain vendors.

Included in cash flows from operating activities for the six months ended September 30, 2014 were $150 million of interest payments, $63 million of cash paid for income taxes, $11 million of payments on restructuring programs, and $27 million of contributions to our pension plans. As of September 30, 2014, we had $48 million of outstanding restructuring liabilities, of which $25 million we estimate will result in cash outflows within the next twelve months. We expect to have additional restructuring activities during fiscal 2015 that will result in additional cash outflows. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Beginning in fiscal 2014, we utilized the relief provided by MAP-21, which reduced our minimum required defined benefit pension funding. During the remainder of fiscal 2015, we expect to contribute an additional $22 million to our funded pension plans, $10 million to our unfunded pension plans and $11 million to our savings and defined contribution plans.

Six Months Ended September 30, 2013

During the six months ended September 30, 2013, net cash provided from our working capital was $19 million. "Accounts receivable, net" declined due to an increase in our factored accounts receivable, lower shipments, and lower average aluminum prices. As of September 30, 2013, and March 31, 2013, we had factored, without recourse, certain trade receivables aggregating $216 million and $124 million, respectively, which increased net cash provided by operating activities by $92 million for the six months ended September 30, 2013. "Inventories" declined due to lower average aluminum prices, partially offset by higher quantities on hand. "Accounts payable" declined $213 million as the result of the timing of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013, and lower average aluminum prices.

Included in cash flows provided by operating activities during the six months ended September 30, 2013 were $138 million of interest payments, $63 million of cash payments for income taxes, $16 million of payments on our restructuring programs and $24 million of contributions to our pension plans.

Hedging Activities

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of September 30, 2014, we estimate there will be a net cash outflow of $32 million on the instruments that will settle in the three months ended December 31, 2014.

More details on our operating activities can be found above in “Results of operations for the six months ended September 30, 2014 compared to the six months ended September 30, 2013."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Six Months Ended September 30,
	2014	2013	Change
Capital expenditures	$(264)	$(365)	$101
Proceeds from settlement of other undesignated derivative instruments, net	3	6	(3)
Proceeds from sales of assets, net of transaction fees	34	—	34
Proceeds from the sale of assets, related party, net of transaction fees	—	8	(8)
Outflows from investments in and advances to non–consolidated affiliates, net	(11)	—	(11)
Net cash used in investing activities	$(238)	$(351)	$113

We had $264 million of cash outflows for "Capital expenditures" for the six months ended September 30, 2014, compared to $365 million for the six months ended September 30, 2013. For the six months ended September 30, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. For the six months ended September 30, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea; our automotive sheet finishing plants in the U.S. and China; our recycling expansions in Germany and Brazil; and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

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

As of September 30, 2014, we had $60 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2014. We expect capital expenditures for fiscal 2015 to be between $500 million and $550 million.

The settlement of undesignated derivative instruments resulted in cash inflow of $3 million and $6 million, in the six months ended September 30, 2014 and 2013, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

The net proceeds from asset sales for the six months ended September 30, 2014 were $30 million related to the sale of our consumer foil operations in North America and $4 million related to an arrangement to sell property and mining rights in Brazil. During the six months ended September 30, 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, and received cash proceeds of $8 million.

“Outflows from investments in and advances to non–consolidated affiliates, net" for six months ended September 30, 2014 was primarily comprised of loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Six Months Ended September 30,
	2014	2013	Change
Proceeds from issuance of long-term and short-term borrowings	$198	$76	$122
Principal payments of long-term and short-term borrowings	(126)	(59)	(67)
Revolving credit facilities and other, net	248	131	117
Return of capital to our common shareholder	(250)	—	(250)
Dividends, noncontrolling interest	(1)	—	(1)
Debt issuance costs	—	(8)	8
Net cash provided by financing activities	$69	$140	$(71)

Six Months Ended September 30, 2014

During the six months ended September 30, 2014, we received proceeds related to the issuance of new short-term loans in Brazil, Korea and Vietnam of $184 million, $7 million and $3 million, respectively. We made principal repayments of $87 million on short-term loans in Brazil, $9 million on our Term Loan Facility, $2 million on long-term loans in Brazil, $4 million on capital leases, $7 million on long-term loans in Korea, and $17 million on other principal repayments. On April 30, 2014, we made a return of capital payment to our direct shareholder, AV Metals Inc., in the amount of $250 million.

As of September 30, 2014, our short-term borrowings were $1,044 million consisting of $771 million of loans under our ABL Revolver, $205 million in Novelis Brazil loans, $55 million in Novelis Korea bank loans, $10 million in Novelis Vietnam loans, and $3 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.67% as of September 30, 2014. As of September 30, 2014, we had $219 million in remaining availability under the ABL Revolver and $189 million in availability under five Korean loan facilities. As of September 30, 2014, $10 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility. In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver. However, our current Term Loan Facility limits our indebtedness under the ABL Revolver to $1.0 billion.

Six Months Ended September 30, 2013
During the six months ended September 30, 2013, we received proceeds of $72 million related to the issuance of new short-term loans in Brazil and proceeds of $4 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $45 million on short-term Brazil loans and $14 million on our Term Loan Facility, various capital lease obligations and other loans. We received net proceeds of $131 million in short-term borrowings, which consists of an additional $143 million under our ABL Revolver, partially offset by a decrease in bank overdrafts of $12 million. In May 2013, we amended and extended our ABL Facility by entering into a $1 billion, five-year, Senior Secured Asset-Backed Revolving Credit Facility. We paid $8 million in debt issuance fees in the six months ended September 30, 2013 related to the new ABL Revolver.
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
Novelis Korea Limited factors trade receivables in the ordinary course of business. These trade receivables are typically outstanding for 60 to 150 days. Factoring is a non-recourse method to manage credit and interest rate risks. Under this method, customers contract to pay a financial institution. The institution assumes the risk of non-payment and remits the invoice value (net of a fee) to us after presentation of a proof of delivery of goods to the customer. We do not retain a financial or legal interest in these receivables and they are not included in our condensed consolidated balance sheets.
Novelis Brazil and Novelis Italy factor, without recourse, certain trade receivables unencumbered by pledge restrictions. The financial institution pays us any invoices it has approved for payment (net of a fee). We do not retain financial or legal interest in these receivables. Invoices in which the full balance is factored are not included in our condensed consolidated balance sheets.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2014 and March 31, 2014, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the six months ended September 30, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2014.

RECENT ACCOUNTING STANDARDS
See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of accounting pronouncements including the respective dates of adoption and expected effects on results of operations, financial condition, cash flows and disclosures.

NON-GAAP FINANCIAL MEASURES
Total “Segment income” presents the sum of the results of our four operating segments on a consolidated basis. We believe that total “Segment income” is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis we review the performance of each of our regions and to draw comparisons between periods based on the same measure of consolidated performance.
Management believes investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total “Segment income,” together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
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

"Free cash flow" consists of: (a) net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities and (c) less proceeds from sales of assets. Management believes "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" is not a measurement of financial performance or liquidity under U.S. GAAP and does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." In addition, the company's method of calculating "Free cash flow" may not be consistent with that of other companies.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2014 condensed consolidated balance sheets.

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2014, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(81)
Midwest Transaction Premium aluminum	10%	—
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. For the quarter ended September 30, 2014, natural gas and electricity represented approximately 96% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers, at our smelter operations in South America and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, subjecting us to market pricing fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In South America, we own and operate hydroelectric facilities that meet 100% of our total electricity requirements for our smelter operations.
In April 2014, we executed agreements to sell our hydroelectric facilities and our interest in the Consorcio Candonga joint venture to two third parties, pending regulatory approval. Subsequent to the sale of our hydroelectric facilities, the smelter will require energy from alternative sources at market prices in order to operate. During the third quarter of fiscal 2015, we announced the planned closure of the aforementioned smelter. Additionally, we have entered into an electricity swap in North America to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot immediately be recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2014, given a 10% decline in spot prices for energy contracts ($ in millions).

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

Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies and Note 11 - Financial Instruments and Commodity Contracts.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2014, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(26)
Euro	(10)%	(4)
Korean won	(10)%	(46)
Canadian dollar	(10)%	(2)
British pound	(10)%	(1)
Swiss franc	(10)%	(11)
Chinese yuan	(10)%	(2)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of September 30, 2014, this floor feature was in effect, which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of September 30, 2014, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 77 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of September 30, 2014, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of September 30, 2014.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2014, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

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

10.1
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank, and U.S. Swingline Lender and other lenders party thereto

10.2	Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee

10.3	Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: November 10, 2014

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

10.1
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank, and U.S. Swingline Lender and other lenders party thereto

10.2	Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee

10.3	Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase