Form 10-Q
period 2014-12-31
Novelis Inc.
filed 2015-02-09
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 6, 2015, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$2,847	$2,403	$8,358	$7,218
Cost of goods sold (exclusive of depreciation and amortization)	2,498	2,093	7,310	6,265
Selling, general and administrative expenses	108	115	319	344
Depreciation and amortization	87	91	266	247
Research and development expenses	14	12	38	34
Interest expense and amortization of debt issuance costs	85	76	248	227
Gain on assets held for sale, net	(12)	(6)	(23)	(6)
Restructuring and impairment, net	25	19	38	46
Equity in net loss of non-consolidated affiliates	2	5	4	12
Other (income) expense, net	(9)	(12)	14	(27)
	2,798	2,393	8,214	7,142
Income before income taxes	49	10	144	76
Income tax provision (benefit)	3	(3)	25	26
Net income	46	13	119	50
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$46	$13	$119	$50
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$46	$—	$46	$13	$—	$13
Other comprehensive (loss) income:
Currency translation adjustment	(83)	—	(83)	34	—	34
Net change in fair value of effective portion of cash flow hedges	17	—	17	7	—	7
Net change in pension and other benefits	5	—	5	(4)	—	(4)
Other comprehensive (loss) income before income tax effect	(61)	—	(61)	37	—	37
Income tax provision related to items of other comprehensive (loss) income	8	—	8	4	—	4
Other comprehensive (loss) income, net of tax	(69)	—	(69)	33	—	33
Comprehensive (loss) income	$(23)	$—	$(23)	$46	$—	$46

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total	Attributable to Our Common Shareholder	Attributable to Noncontrolling Interests	Total
Net income	$119	$—	$119	$50	$—	$50
Other comprehensive (loss) income:
Currency translation adjustment	(188)	(1)	(189)	126	(2)	124
Net change in fair value of effective portion of cash flow hedges	23	—	23	(36)	—	(36)
Net change in pension and other benefits	2	—	2	99	—	99
Other comprehensive (loss) income before income tax effect	(163)	(1)	(164)	189	(2)	187
Income tax provision related to items of other comprehensive (loss) income	9	—	9	36	—	36
Other comprehensive (loss) income, net of tax	(172)	(1)	(173)	153	(2)	151
Comprehensive (loss) income	$(53)	$(1)	$(54)	$203	$(2)	$201
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2014	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$387	$509
Accounts receivable, net
— third parties (net of uncollectible accounts of $4 as of December 31, 2014 and March 31, 2014)	1,473	1,382
— related parties	63	54
Inventories	1,534	1,173
Prepaid expenses and other current assets	153	101
Fair value of derivative instruments	117	51
Deferred income tax assets	64	101
Assets held for sale	22	102
Total current assets	3,813	3,473
Property, plant and equipment, net	3,503	3,513
Goodwill	607	611
Intangible assets, net	599	640
Investment in and advances to non–consolidated affiliates	534	612
Deferred income tax assets	67	80
Other long–term assets
— third parties	150	173
— related parties	11	12
Total assets	$9,284	$9,114
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$108	$92
Short–term borrowings	1,031	723
Accounts payable
— third parties	1,746	1,418
— related parties	55	53
Fair value of derivative instruments	99	60
Accrued expenses and other current liabilities
— third parties	512	547
— related party	—	250
Deferred income tax liabilities	42	16
Liabilities held for sale	—	11
Total current liabilities	3,593	3,170
Long–term debt, net of current portion	4,328	4,359
Deferred income tax liabilities	305	425
Accrued postretirement benefits	595	621
Other long–term liabilities	250	271
Total liabilities	9,071	8,846
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2014 and March 31, 2014	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(954)	(1,073)
Accumulated other comprehensive loss	(263)	(91)
Total equity of our common shareholder	187	240
Noncontrolling interests	26	28
Total equity	213	268
Total liabilities and equity	$9,284	$9,114
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended December 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$119	$50
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	266	247
Loss on unrealized derivatives and other realized derivatives in investing activities, net	6	9
Gain on assets held for sale, net	(23)	(6)
Loss on sale of assets	4	4
Impairment charges	7	19
Deferred income taxes	(46)	(45)
Amortization of fair value adjustments	9	9
Equity in net loss of non–consolidated affiliates	4	12
Gain on foreign exchange remeasurement of debt	(4)	(3)
Amortization of debt issuance costs and carrying value adjustment	19	19
Other, net	—	(6)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(176)	151
Inventories	(437)	(30)
Accounts payable	427	(22)
Other current assets	(62)	35
Other current liabilities	(6)	(89)
Other noncurrent assets	3	(1)
Other noncurrent liabilities	(23)	3
Net cash provided by operating activities	87	356
INVESTING ACTIVITIES
Capital expenditures	(368)	(522)
Proceeds from sales of assets, third party, net of transaction fees and hedging	100	7
Proceeds from the sale of assets, related party, net of transaction fees	—	8
Outflows from investments in and advances to non–consolidated affiliates, net	(17)	(12)
Proceeds from settlement of other undesignated derivative instruments, net	1	6
Net cash used in investing activities	(284)	(513)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	303	138
Principal payments of long-term and short-term borrowings	(209)	(113)
Revolving credit facilities and other, net	238	359
Return of capital to our common shareholder	(250)	—
Dividends, noncontrolling interest	(1)	—
Debt issuance costs	(3)	(8)
Net cash provided by financing activities	78	376
Net (decrease) increase in cash and cash equivalents	(119)	219
Effect of exchange rate changes on cash	(3)	7
Cash and cash equivalents — beginning of period	509	301
Cash and cash equivalents — end of period	$387	$527

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2014	1,000	$—	$1,404	$(1,073)	$(91)	$28	$268
Net income attributable to our common shareholder	—	—	—	119	—	—	119
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(188)	(1)	(189)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $12 included in AOCI	—	—	—	—	11	—	11
Change in pension and other benefits, net of tax benefit of $3 included in AOCI	—	—	—	—	5	—	5
Noncontrolling interest cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2014	1,000	$—	$1,404	$(954)	$(263)	$26	$213
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, electronics, architectural, transportation and industrial product markets. We also have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans (UBCs) and post-industrial aluminum, such as class scrap. As of December 31, 2014, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe; through 25 operating facilities, including recycling operations in eleven of these plants. In December 2014, Novelis ceased operations at its remaining smelting facilities in South America. In addition, during the same period we sold our share of the Consorcio Candonga joint venture and the associated power generation operations and are in the process of selling the majority of our remaining power generation operations in South America.
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
Recently Issued Accounting Standards
In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance will be effective for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods. We will adopt this standard prospectively in our first quarter ending June 30, 2015 and our current accounting policies comply with this guidance. Therefore, this will not have an impact to our historical financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for determining which disposals can be presented as discontinued operations and modify related disclosure requirements. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. The guidance is effective for annual periods beginning on or after December 15, 2014 and interim periods within that year. The guidance will be applied prospectively. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issue. We will adopt this standard prospectively in our first quarter ending June 30, 2015 on future disposals. The accounting treatment and classification of future disposals under this new standard could differ from our current treatment and classification of disposals.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the nine months ended December 31, 2014 and 2013 was $38 million and $46 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2014	$47
Expenses	32	$4	$36	$2	$38
Cash payments	(17)
Foreign currency translation and other	(6)
Balance as of December 31, 2014	$56

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity. We incurred $2 million of impairment charges in our North America region related to certain non-core fixed assets.
As of December 31, 2014, $37 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $19 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of December 31, 2014, we had a restructuring liability of $1 million for outstanding lease termination costs related to the relocation of our corporate headquarters from Cleveland, Ohio to Atlanta, Georgia. The remaining regional restructuring activities are described in more detail on the subsequent pages.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$—	$5
Fixed asset impairment (A)	—	—	28
Other exit related costs	1	1	—
Period expenses (A)	—	1	3

Relocation of R&D operations to Kennesaw, Georgia
Severance	—	1	11
Relocation costs	—	1	—
Period expenses (A)	—	1	—
Total restructuring charges - North America	$1	$5	$47

Restructuring payments - North America
Severance	$(2)	$(4)
Other	(1)	(2)
Total restructuring payments - North America	$(3)	$(6)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility and relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia. As of December 31, 2014, the restructuring liability for the North America segment was $2 million, which relates to $1 million of severance charges and $1 million of other exit related costs.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - Europe
Business optimization
Severance	$4	$26	$16
Pension settlement loss (A)	—	1	—
Total restructuring charges - Europe	$4	$27	$16

Restructuring payments - Europe
Severance	$(10)	$(18)
Other	—	(1)
Total restructuring payments - Europe	$(10)	$(19)

(A)     These charges were not recorded through the restructuring liability.

The business optimization actions include the shutdown of facilities, staff rationalization and other activities to optimize our business in Europe. As of December 31, 2014, the restructuring liability for the Europe segment was $10 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2014	2014	2013
Restructuring charges - South America
Ouro Preto smelter closures
Severance	$14	$2	$3
Asset impairments (A)	5	—	1
Environmental charges	6	16	—
Contract termination and other exit related costs	4	1	5

Aratu plant closure
Severance	—	—	7
Asset impairments (A)	—	—	7
Contract termination and other exit related costs	2	—	6
Total restructuring charges - South America	$31	$19	$29

Restructuring payments - South America
Severance	$—	$(4)
Other	(4)	(4)
Total restructuring payments - South America	$(4)	$(8)

(A)     These charges were not recorded through the restructuring liability.
As of December 31, 2014, the restructuring liability for the South America segment was $43 million and relates to $22 million of environmental charges, $13 million of severance costs, $5 million of certain labor related charges and $3 million of other exit related costs.
We ceased operations at the smelter in Ouro Preto, Brazil, in December 2014. This decision was made in an effort to further align our global sustainability strategy, as we work towards our goal of having higher recycled content in our products. Certain charges associated with this closure are reflected within the "Ouro Preto smelter closures" section above, along with our closure of a pot line in Ouro Preto, Brazil, in fiscal 2013. In fiscal 2011, we closed our primary aluminum smelter in Aratu, Brazil.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	December 31, 2014	March 31, 2014
Finished goods	$418	$259
Work in process	553	419
Raw materials	447	382
Supplies	116	113
Inventories	$1,534	$1,173

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
In March 2014, we made a decision to sell our hydroelectric power generation operations, including our investment in the joint venture of the Consorcio Candonga, in Brazil. In April 2014, we entered into agreements to sell the hydroelectric generation operations and our share of the joint venture of the Consorcio Candonga to two separate parties. In December 2014, we sold our share of the joint venture of the Consorcio Candonga to a third party for cash of $63 million (net of related gains on currency derivatives and transaction fees) and recognized a $23 million gain. Additionally, there are certain hydroelectric power generation operations fully owned by the Company that received regulatory approval to be sold to a third party in the third quarter of fiscal 2015. We recognized an estimated $13 million loss on the sale of these assets during the third quarter of fiscal 2015 and the sale subsequently closed in February 2015. The related assets are included in the $22 million classified as "Assets held for sale" in our condensed consolidated balance sheet as of December 31, 2014. The gain on the sale of our share of the joint venture of the Concorcio Candonga and the estimated loss on the other hydroelectric power generation operations were recorded in "Gain on assets held for sale, net" in the condensed consolidated statement of operations in the third quarter of fiscal 2015.
In May 2014, we recognized a $4 million "Gain on assets held for sale, net" in the condensed consolidated statement of operations upon receipt of a non-refundable milestone payment related to a land and mining rights sale agreement in Brazil. In December 2014, we received the final $4 million cash payment upon receiving final regulatory approval for the sale and recognized an additional $2 million "Gain on assets held for sale, net" in the condensed consolidated statements of operations.
In June 2014, we sold our consumer foil operations in North America to a third party for $31 million in cash (exclusive of transaction fees). We recognized a $7 million "Gain on assets held for sale, net" in the condensed consolidated statement of operations in the first quarter of fiscal 2015.
The following table summarizes the carrying amounts of the major classes of assets and liabilities held for sale (in millions).

	December 31, 2014	March 31, 2014
Assets held for sale
Accounts receivable	$—	$10
Inventories	—	15
Prepaid expenses and other current assets	—	1
Property, plant and equipment, net	22	37
Investment in and advances to non-consolidated affiliates	—	39
Total assets held for sale	$22	$102

Liabilities held for sale
Accounts payable	$—	$4
Accrued expenses and other current liabilities	—	7
Total liabilities held for sale	$—	$11

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
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows), which is classified as a VIE. Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing of the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan’s creditors do not have recourse to our general credit.
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

	December 31, 2014	March 31, 2014
Assets
Current assets
Cash and cash equivalents	$4	$1
Accounts receivable	30	38
Inventories	50	42
Prepaid expenses and other current assets	1	1
Total current assets	85	82
Property, plant and equipment, net	15	14
Goodwill	12	12
Deferred income taxes	68	63
Other long-term assets	4	3
Total assets	$184	$174
Liabilities
Current liabilities
Accounts payable	$21	$26
Accrued expenses and other current liabilities	21	13
Total current liabilities	42	39
Accrued postretirement benefits	149	141
Other long-term liabilities	1	2
Total liabilities	$192	$182

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates, which we classify as related party transactions and balances.

The following table summarizes the results of operations of our equity method affiliates in aggregate for the three months and nine months ended December 31, 2014 and 2013; and the nature and amounts of significant transactions we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net sales	$135	$150	$411	$411
Costs and expenses related to net sales	141	151	428	407
Provision (benefit) for taxes on income	1	2	(4)	4
Net income (loss)	$(7)	$(3)	$(13)	$—
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$67	$75	$205	$205

The following table describes the period-end account balances we had with these non-consolidated affiliates and with our indirect parent company, Hindalco, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	December 31, 2014	March 31, 2014
Accounts receivable-related parties	$63	$54
Other long-term assets-related parties	$11	$12
Accounts payable-related parties	$55	$53

We earned less than $1 million of interest income on a loan due from a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), during the nine months ended December 31, 2014 and nine months ended December 31, 2013. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of December 31, 2014 and March 31, 2014.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2014, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of December 31, 2014, this guarantee totaled $2 million (2 million euros).

We sold our interest in the equity method investment, Consorcio Candonga joint venture, in December 2014. For additional information regarding this sale see Note 4 - Assets Held for Sale.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with Hindalco. During the nine months ended December 31, 2014 and 2013, “Net sales” were less than $1 million between Novelis and Hindalco. As of December 31, 2014 and March 31, 2014, there were $1 million and less than $1 million in "Accounts receivable, net" outstanding related to transactions with Hindalco (included within the related party balances above), respectively.
On April 30, 2014, we paid a return of capital to our shareholder, AV Metals Inc., in the amount of $250 million, which was declared in March 2014. The $250 million return of capital was recorded as "Accrued expense and other current liabilities - related party" as of March 31, 2014 in our condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	December 31, 2014					March 31, 2014
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	3.30%	$1,031	$—		$1,031	$723	$—		$723
Novelis Inc.
Floating rate Term Loan Facility, due March 2017	3.75%	1,736	(16)	(B)	1,720	1,749	(20)	(B)	1,729
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	9	—		9	11	—		11
Novelis Korea Limited
Bank loans, due November 2015 through September 2020 (KRW 182 billion)	3.07%	166	—		166	155	—		155
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 29 million)	7.50%	29	(1)	(C)	28	36	(1)	(C)	35
Novelis do Brasil Ltda.
BNDES loans, due February 2015 through April 2021 (BRL 23 million)	5.52%	9	(1)	(D)	8	13	(2)	(D)	11
Other
Other debt, due through December 2020	5.96%	5	—		5	10	—		10
Total debt		5,485	(18)		5,467	5,197	(23)		5,174
Less: Short-term borrowings		(1,031)	—		(1,031)	(723)	—		(723)
Current portion of long term debt		(108)	—		(108)	(92)	—		(92)
Long-term debt, net of current portion		$4,346	$(18)		$4,328	$4,382	$(23)		$4,359

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of December 31, 2014, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 through 2015. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2014 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2014	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,139
2 years	53
3 years	2,876
4 years	9
5 years	8
Thereafter	1,400
Total	$5,485
Senior Secured Credit Facilities
     As of December 31, 2014, the senior secured credit facilities consisted of (1) a $1.7 billion four year secured term loan credit facility (Term Loan Facility) and (2) a $1.2 billion five-year asset based loan facility (ABL Revolver) which has a provision that allows the facility to be increased by an additional $500 million. The Term Loan Facility interest rate is equal to LIBOR (with a floor of 1%) plus a spread of 2.75%, at all times.

In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.50% to 2.00% plus a prime spread of 0.50% to 1.00% based on excess availability. However, our current Term Loan Facility limits our indebtedness under the ABL Revolver to $1.0 billion. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of December 31, 2014, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.

Short-Term Borrowings
As of December 31, 2014, our short-term borrowings were $1,031 million, consisting of $670 million of loans under our ABL Revolver, $237 million in Novelis Brazil loans, $107 million (KRW 118 billion) in Novelis Korea loans, $16 million (VND 349 billion) in Novelis Vietnam loans and $1 million of other short-term borrowings.
As of December 31, 2014, $10 million of the ABL Revolver was utilized for letters of credit, and we had $320 million in remaining availability under the ABL Revolver.
In fiscal years 2014 and 2015, Novelis Korea entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of December 31, 2014, we had $107 million (KRW 118 billion) in remaining availability under these facilities.
On December 17, 2014, Novelis China entered into a committed facility. As of December 31, 2014, we had $25 million (CNY 150 million) in remaining availability under this facility.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of the our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the Indenture has occurred and is continuing, most of the covenants will be suspended. As of December 31, 2014, we were in compliance with the covenants in the Notes.
Korean Bank Loans
As of December 31, 2014, Novelis Korea had $78 million of outstanding loans with various banks due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.38%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of December 31, 2014 there are $2 million of BNDES loans due within one year.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.7 million).
During fiscal 2013 and 2014, Novelis Inc. entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
As of December 31, 2014, we had $5 million of other debt, including certain capital lease obligations, with due dates through December 2020.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Total compensation expense	$4	$4	$11	$21
The table below shows the RSUs activity for the nine months ended December 31, 2014.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2014	4,490,860	120.42	$11
Granted	1,882,048	145.62	—
Exercised	(748,481)	181.20	3
Forfeited/Cancelled	(210,944)	126.24	—
RSUs outstanding as of December 31, 2014	5,413,483	120.54	$15

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below shows the Hindalco SARs activity for the nine months ended December 31, 2014.

	Number of SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	21,635,392	112.26	4.3	$13
Granted	6,296,857	145.50	6.3	—
Exercised	(5,280,451)	90.87	—	7
Forfeited/Cancelled	(1,135,193)	129.10	—	—
SARs outstanding as of December 31, 2014	21,516,605	126.38	4.6	$13
SARs exercisable as of December 31, 2014	7,089,010	125.76	2.9	$5

The table below shows the Novelis SARs activity for the nine months ended December 31, 2014.

	Number of SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2014	668,402	$90.09	5.3	$2
Granted	486,704	94.40	6.3	—
Exercised	(23,232)	72.81	—	—
Forfeited/Cancelled	(54,278)	87.29	—	—
SARs outstanding as of December 31, 2014	1,077,596	$92.55	5.4	$3
SARs exercisable as of December 31, 2014	209,254	$89.40	4.3	$2

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Nine Months Ended December 31,
	2014	2013
Risk-free interest rate	7.96% - 8.04%	8.59% - 8.98%
Dividend yield	0.63%	1.14%
Volatility	42% - 54%	37% - 51%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Nine Months Ended December 31,
	2014	2013
Risk-free interest rate	1.21% - 1.87%	.98% - 2.22%
Dividend yield	—%	—%
Volatility	27% - 41%	28% - 41%

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The fair value of each unvested Novelis SAR was based on the difference between the fair value of a long call and a short call option. The fair value of each of these call options was determined using the Monte Carlo Simulation model. We used the historical volatility of comparable companies to determine expected volatility assumptions. The risk-free interest rate is based on U.S. treasury yields for a time period corresponding to the remaining contractual life. The forfeiture rate is estimated based on actual historical forfeitures of Hindalco SARs. The value of each vested Novelis SAR is remeasured at fair value each reporting period based on the excess of the current Novelis phantom stock price (determined annually) over the exercise price, not to exceed the maximum payout as defined by the plans. The fair value of the Novelis SARs is being recognized over the requisite performance and service period of each tranche, subject to the achievement of any performance criteria.
The cash payments made to settle SAR liabilities were $7 million and $15 million in the nine months ended December 31, 2014, and 2013, respectively. Total cash payments made to settle RSUs were $3 million and $1 million in the nine months ended December 31, 2014 and 2013, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $13 million, which is expected to be recognized over a weighted average period of 2.4 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $15 million, which is expected to be recognized over a weighted average period of 2.5 years. Unrecognized compensation expense related to the RSUs was $8 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

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

Components of net periodic benefit cost for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013
Service cost	$11	$12	$2	$1
Interest cost	17	16	1	1
Expected return on assets	(17)	(17)	—	—
Amortization — losses, net	5	7	3	2
Amortization — prior service credit, net	(1)	—	(9)	(10)
Net periodic benefit cost (credit)	$15	$18	$(3)	$(6)

	Pension Benefit Plans		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Service cost	$33	$37	$4	$6
Interest cost	51	48	4	5
Expected return on assets	(52)	(50)	—	—
Amortization — losses	17	19	7	4
Amortization — prior service credit, net	(2)	(1)	(29)	(12)
Termination benefits / curtailments	1	—	(2)	—
Net periodic benefit cost (credit)	$48	$53	$(16)	$3

The average expected long-term rate of return on plan assets is 6.1% in fiscal 2015.

In June 2014, the Company amended its U.S. non-union retiree medical plan to extend retirees' option to participate in a Retiree Health Access Exchange (RHA). For calendar years 2014 through 2017, the Company will subsidize a portion of the retiree medical premium rates of the RHA. The Company will not provide a subsidy beginning in calendar year 2018. The amendment to the plan resulted in a plan remeasurement and recognition of prior service costs of approximately $11 million which is being amortized on a straight-line basis through December 31, 2017.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Funded pension plans	$11	$11	$23	$21
Unfunded pension plans	2	3	9	8
Savings and defined contribution pension plans	5	5	13	14
Total contributions	$18	$19	$45	$43
During the remainder of fiscal 2015, we expect to contribute an additional $7 million to our funded pension plans, $5 million to our unfunded pension plans and $1 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Gain on remeasurement of monetary assets and liabilities, net	$(17)	$(10)	$(19)	$(32)
Loss released from accumulated other comprehensive income	—	1	1	2
Loss recognized on balance sheet remeasurement currency exchange contracts, net	13	7	15	23
Currency gains, net	$(4)	$(2)	$(3)	$(7)

The following currency gains (losses) are included in Accumulated other comprehensive loss (“AOCI”), net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2014	Year Ended March 31, 2014

Cumulative currency translation adjustment — beginning of period	$90	$(30)
Effect of changes in exchange rates	(189)	120
Cumulative currency translation adjustment — end of period	$(99)	$90

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of December 31, 2014 and March 31, 2014 (in millions).

	December 31, 2014
	Assets		Liabilities		Net Fair Value Assets/(Liabilities)
	Current	Noncurrent (A)	Current	Noncurrent (A)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$36	$—	$(1)	$—	$35
Currency exchange contracts	5	—	(19)	(9)	(23)
Energy contracts	—	—	(6)	(2)	(8)
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	3	1	—	—	4
Total derivatives designated as hedging instruments	$44	$1	$(27)	$(11)	$7
Derivatives not designated as hedging instruments
Aluminum contracts	52	—	(34)	—	18
Currency exchange contracts	19	—	(26)	—	(7)
Energy contracts	2	—	(12)	(8)	(18)
Total derivatives not designated as hedging instruments	73	—	(72)	(8)	(7)
Total derivative fair value	$117	$1	$(99)	$(19)	$—

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

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) and from time to time we also use over-the-counter derivatives indexed to the Midwest transaction premium (collectively referred to as our "aluminum derivative contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 3 kt and 9 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2014 and March 31, 2014, respectively. One kilotonne (kt) is 1,000 metric tonnes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions).

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$(1)	$(2)	$—	$(3)
Designated Hedged Items	1	2	—	3
Net Ineffectiveness (A)	$—	$—	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net." There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond three years in length. We had 3 kt and 16 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2014 and March 31, 2014, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 301 kt and 222 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2014 and March 31, 2014, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2014 and March 31, 2014, we had 73 kt and 105 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months. The following table summarizes our notional amount (in kt).

	December 31, 2014	March 31, 2014
Hedge Type
Purchase (Sale)
Cash flow purchases	3	16
Cash flow sales	(301)	(222)
Fair value	3	9
Not designated	(73)	(105)
Total, net	(368)	(302)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $598 million and $724 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2014 and March 31, 2014, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $42 million and $61 million of outstanding foreign currency forwards designated as net investment hedges as of December 31, 2014 and March 31, 2014, respectively.
As of December 31, 2014 and March 31, 2014, we had outstanding currency exchange contracts with a total notional amount of $806 million and $649 million, respectively, which were not designated as hedges. Contracts representing the majority of notional amounts will mature during the fourth quarter of fiscal 2015 and the first quarter of fiscal 2016.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of December 31, 2014, and the fair value of this swap was a liability of $16 million as of December 31, 2014. As of March 31, 2014, the fair value of this electricity swap was a liability of $19 million.
We use natural gas swaps to manage our exposure to fluctuating energy prices in North America. We had 9 million MMBTUs designated as cash flow hedges as of December 31, 2014, and the fair value of these swaps was a liability of $8 million. There were 9.5 million MMBTUs of natural gas swaps designated as cash flow hedges as of March 31, 2014 and the fair value of these swaps was an asset of $3 million. As of December 31, 2014 and March 31, 2014, we had 2.3 million and 1.5 million of MMBTUs of natural gas swaps that were not designated as hedges. The fair value as of December 31, 2014 and March 31, 2014, was a liability of $2 million and an asset of less than $1 million, respectively, for the swaps not designated as hedges. The average duration of undesignated contracts is less than fifteen months in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. In Korea, we have entered into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. As of December 31, 2014, we swapped $78 million (KRW 86 billion) floating rate loans to a weighted average fixed rate of 3.69%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2014 and March 31, 2014, $78 million (KRW 86 billion) and $127 million (KRW 136 billion) were designated as cash flow hedges, respectively.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$—	$2	$(27)	$—
Currency exchange contracts	(11)	(7)	(13)	(22)
Energy contracts (A)	(2)	3	2	4
Loss recognized in "Other (income) expense, net"	(13)	(2)	(38)	(18)
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	6	12	14	29
Total (loss) gain recognized in "Other (income) expense, net"	$(7)	$10	$(24)	$11
Balance sheet remeasurement currency exchange contracts	$(13)	$(8)	$(16)	$(25)
Realized (losses) gains, net	(6)	15	(20)	41
Unrealized gains (losses) on other derivative instruments, net	12	3	12	(5)
Total (loss) gain recognized in "Other (income) expense, net"	$(7)	$10	$(24)	$11

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capex contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $27 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Cash flow hedging derivatives
Aluminum contracts	$26	$11	$(22)	$30	$7	$13	$17	$31
Currency exchange contracts	(16)	(4)	(3)	(29)	(1)	—	(2)	1
Energy contracts	(7)	2	(10)	—	—	—	—	—
Interest Rate Swaps	(1)	—	(1)	—	—	—	—	—
Total cash flow hedging derivatives	$2	$9	$(36)	$1	$6	$13	$15	$32
Net Investment derivatives
Currency exchange contracts	3	(1)	7	(3)	—	—	—	—
Total	$5	$8	$(29)	$(2)	$6	$13	$15	$32

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2014	2013	2014	2013
Energy contracts (A)	$(1)	$(1)	$(4)	$(4)	Other (income) expense, net
Energy contracts (C)	—	—	1	—	Cost of goods sold (B)
Aluminum contracts	(17)	6	(68)	45	Cost of goods sold (B)
Aluminum contracts	—	1	—	5	Net sales
Currency exchange contracts	(6)	(4)	(4)	(8)	Cost of goods sold (B)
Currency exchange contracts	—	(1)	—	(1)	SG&A
Currency exchange contracts	4	3	13	3	Net sales
Currency exchange contracts	—	(1)	(1)	(2)	Other (income) expense, net
Currency exchange contracts	7	—	7	—	Gain on assets held for sale, net
Currency exchange contracts	(1)	—	(1)	—	Depreciation and amortization
Total	$(14)	$3	$(57)	$38	Income before taxes
	2	(2)	18	(14)	Income tax provision
	$(12)	$1	$(39)	$24	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables summarize the change in the components of accumulated other comprehensive income (loss) net of tax and "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)
Other comprehensive income before reclassifications	(83)	(2)	7	(78)
Amounts reclassified from AOCI	—	12	(3)	9
Net current-period other comprehensive income (loss)	(83)	10	4	(69)
Balance as of December 31, 2014	$(99)	$(9)	$(155)	$(263)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2013	$59	$(39)	$(168)	$(148)
Other comprehensive income before reclassifications	34	3	(3)	34
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current-period other comprehensive income (loss)	34	2	(3)	33
Balance as of December 31, 2013	$93	$(37)	$(171)	$(115)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income before reclassifications	(188)	(28)	10	(206)
Amounts reclassified from AOCI, net	—	39	(5)	34
Net current-period other comprehensive income (loss)	(188)	11	5	(172)
Balance as of December 31, 2014	$(99)	$(9)	$(155)	$(263)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	126	(11)	55	170
Amounts reclassified from AOCI, net	—	(24)	7	(17)
Net current-period other comprehensive income (loss)	126	(35)	62	153
Balance as of December 31, 2013	$93	$(37)	$(171)	$(115)

(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

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
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum derivative contracts and natural gas forward contracts.
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
The average forward price at December 31, 2014, estimated using the method described above, was $55 per megawatt hour, which represented a $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $46 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2014 and March 31, 2014, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following tables present our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2014 and March 31, 2014 (in millions).

	December 31, 2014		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$88	$(35)	$23	$(36)
Currency exchange contracts	28	(54)	28	(23)
Energy contracts	2	(12)	4	(1)
Interest rate swaps	—	(1)	—	—
Total level 2 instruments	118	(102)	55	(60)
Level 3 instruments
Energy contracts	—	(16)	—	(19)
Total level 3 instruments	—	(16)	—	(19)
Total gross	$118	$(118)	$55	$(79)
Netting adjustment (A)	(37)	37	(20)	20
Total net	$81	$(81)	$35	$(59)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized losses of less than $1 million for the nine months ended December 31, 2014 related to Level 3 financial instruments that were still held as of December 31, 2014. These unrealized losses were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2014	$(19)
Realized/unrealized gain included in earnings (B)	8
Settlements	(5)
Balance as of December 31, 2014	$(16)

(A) Represents net derivative liabilities.
(B) Included in “Other (income) expense, net.”

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

	December 31, 2014		March 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$11	$11	$12	$12
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,436	$4,575	$4,451	$4,734

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Foreign currency remeasurement gains, net (A)	$(4)	$(2)	$(3)	$(7)
(Gain) loss on change in fair value of other unrealized derivative instruments, net	(12)	(3)	(12)	5
Loss (gain) on change in fair value of other realized derivative instruments, net	6	(15)	20	(41)
Loss on sale of assets, net	1	2	4	4
Loss on Brazilian tax litigation, net (B)	1	2	5	5
Interest income	(1)	(2)	(4)	(4)
Other, net	—	6	4	11
Other (income) expense, net	$(9)	$(12)	$14	$(27)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Pre-tax income before equity in net income of non-consolidated affiliates and noncontrolling interests	$51	$15	$148	$88
Canadian statutory tax rate	25%	25%	25%	25%
Provision at the Canadian statutory rate	$13	$4	$37	$22
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	(2)	(3)	(13)	(10)
Exchange remeasurement of deferred income taxes	(7)	(7)	(17)	(24)
Change in valuation allowances	16	26	52	78
Income items not subject to tax	3	(6)	5	(13)
Dividends not subject to tax	(17)	(15)	(41)	(38)
Enacted tax rate changes	—	—	—	7
Tax rate differences on foreign earnings	(2)	(2)	2	4
Uncertain tax positions	4	—	5	—
Income tax refunds	(5)	—	(5)	—
Income tax provision (benefit)	$3	$(3)	$25	$26
Effective tax rate	6%	(20)%	17%	30%

The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of December 31, 2014, we had a net deferred tax liability of $216 million. This amount included gross deferred tax assets of approximately $932 million and a valuation allowance of $503 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated the remaining undiscounted clean-up costs related to our environmental liabilities as of December 31, 2014 were approximately $26 million, of which $22 million was associated with a restructuring action and the remaining undiscounted clean-up costs were approximately $4 million. Additionally, $22 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of December 31, 2014. As of March 31, 2014, $21 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $3 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. As a result of management's review of these items, we have determined the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Brazil Tax and Legal Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The assets and liabilities related to these settlements are presented in the table below (in millions).

	December 31, 2014	March 31, 2014
Cash deposits (A)	$6	$6

Short-term settlement liability (B)	$9	$11
Long-term settlement liability (B)	80	96
Total settlement liability	$89	$107

Liability for other disputes and claims (C)	$17	$18

(A) We have maintained these cash deposits as a result of legal proceedings with Brazil's tax authorities. These deposits, which were included in “Other long-term assets — third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.
(B) The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets.

(C)
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. The related liabilities are included in "Other long-term liabilities" in our accompanying condensed consolidated balance sheets.

The interest cost recorded on these settlement liabilities, partially offset by interest earned on the cash deposits is included in the table below (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Loss on Brazilian tax litigation, net	$1	$2	$5	$5
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
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants including a facility with recycling operations. The supporting smelting facilities ceased operations in December 2014.
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
Selected Segment Financial Information

December 31, 2014	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$—	$534	$—	$—	$—	$534
Total assets	$2,763	$3,203	$1,534	$1,653	$131	$9,284

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

March 31, 2014	North America	Europe	Asia	South America	Eliminations and other	Total
Investment in and advances to non–consolidated affiliates	$—	$612	—	$—	$—	612
Assets held for sale - Investment in and advances to non-consolidated affiliates	—	—	—	39	—	39
Total assets	$2,998	$3,046	$1,440	$1,583	$47	$9,114

Selected Operating Results Three Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$908	$880	$550	$464	$45	$2,847
Net sales-intersegment	3	49	65	30	(147)	—
Net sales	$911	$929	$615	$494	$(102)	$2,847

Depreciation and amortization	$34	$27	$17	$15	$(6)	$87
Income tax (benefit) provision	$(9)	$(2)	$4	$4	$6	$3
Capital expenditures	$35	$47	$19	$11	$(8)	$104

Selected Operating Results Three Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$737	$734	$475	$413	$44	$2,403
Net sales-intersegment	1	35	3	15	(54)	—
Net sales	$738	$769	$478	$428	$(10)	$2,403

Depreciation and amortization	$31	$26	$19	$21	$(6)	$91
Income tax (benefit) provision	$(11)	$4	$4	$(4)	$4	$(3)
Capital expenditures	$26	$93	$26	$22	$(10)	$157

Selected Operating Results Nine Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$2,624	$2,691	$1,610	$1,289	$144	$8,358
Net sales-intersegment	15	115	129	70	(329)	—
Net sales	$2,639	$2,806	$1,739	$1,359	$(185)	$8,358

Depreciation and amortization	$102	$79	$55	$48	$(18)	$266
Income tax (benefit) provision	$(14)	$17	$10	$(3)	$15	$25
Capital expenditures	$82	$197	$53	$39	$(3)	$368

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Nine Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales-third party	$2,269	$2,282	$1,408	$1,120	$139	$7,218
Net sales-intersegment	6	103	18	33	(160)	—
Net sales	$2,275	$2,385	$1,426	$1,153	$(21)	$7,218

Depreciation and amortization	$91	$75	$47	$52	$(18)	$247
Income tax (benefit) provision	$(18)	$28	$15	$(9)	$10	$26
Capital expenditures	$83	$189	$150	$99	$1	$522

The following table shows the reconciliation from segment income for each of our regions to “Net income attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
North America	$71	$45	$211	$161
Europe	57	61	211	192
Asia	33	40	106	127
South America	75	58	171	156
Intersegment eliminations	—	(1)	2	(1)
Depreciation and amortization	(87)	(91)	(266)	(247)
Interest expense and amortization of debt issuance costs	(85)	(76)	(248)	(227)
Adjustment to eliminate proportional consolidation	(10)	(11)	(27)	(30)
Unrealized gains (losses) on change in fair value of derivative instruments, net	12	3	12	(5)
Realized (losses) gains on derivative instruments not included in segment income	(3)	2	(4)	6
Gain on assets held for sale, net	12	6	23	6
Restructuring and impairment, net	(25)	(19)	(38)	(46)
Loss on sale of fixed assets	(1)	(2)	(4)	(4)
Other income (costs), net	—	(5)	(5)	(12)
Income before income taxes	49	10	144	76
Income tax provision (benefit)	3	(3)	25	26
Net income	46	13	119	50
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$46	$13	$119	$50
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Rexam	19%	18%	18%	18%
Ball	10%	10%	10%	10%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Purchases from RTA as a percentage of total	16%	18%	16%	18%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information (in millions):

	Nine Months Ended December 31,
	2014	2013
Interest paid	$283	$262
Income taxes paid	$87	$82
As of December 31, 2014, we recorded $73 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to December 31, 2014. During the nine months ended December 31, 2014, we incurred capital lease obligations of less than $1 million.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$145	$2,418	$699	$(415)	$2,847
Cost of goods sold (exclusive of depreciation and amortization)	159	2,112	642	(415)	2,498
Selling, general and administrative expenses	(5)	89	24	—	108
Depreciation and amortization	4	66	17	—	87
Research and development expenses	—	14	—	—	14
Interest expense and amortization of debt issuance costs	79	22	3	(19)	85
Gain on assets held for sale, net	—	(12)	—	—	(12)
Restructuring and impairment, net	1	24	—	—	25
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net (income) loss of consolidated subsidiaries	(137)	(4)	—	141	—
Other (income) expense, net	(6)	(25)	3	19	(9)
	95	2,288	689	(274)	2,798
Income (loss) before income taxes	50	130	10	(141)	49
Income tax provision (benefit)	4	(7)	6	—	3
Net income (loss)	46	137	4	(141)	46
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$46	$137	$4	$(141)	$46
Comprehensive (loss) income	$(23)	$96	$(23)	$(73)	$(23)
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$—	$—	$—
Comprehensive (loss) income attributable to our common shareholder	$(23)	$96	$(23)	$(73)	$(23)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$1,967	$611	$(341)	$2,403
Cost of goods sold (exclusive of depreciation and amortization)	172	1,718	544	(341)	2,093
Selling, general and administrative expenses	10	85	20	—	115
Depreciation and amortization	3	68	20	—	91
Research and development expenses	—	12	—	—	12
Interest expense and amortization of debt issuance costs	79	6	1	(10)	76
Gain on assets held for sale, net	—	(6)	—	—	(6)
Restructuring and impairment, net	1	15	3	—	19
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net (income) loss of consolidated subsidiaries	(113)	(20)	—	133	—
Other (income) expense, net	(3)	(19)	—	10	(12)
	149	1,864	588	(208)	2,393
Income (loss) before taxes	17	103	23	(133)	10
Income tax provision (benefit)	4	(10)	3	—	(3)
Net income (loss)	13	113	20	(133)	13
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$13	$113	$20	$(133)	$13
Comprehensive income (loss)	$46	$135	$39	$(174)	$46
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$—	$—	$—
Comprehensive income (loss) attributable to our common shareholder	$46	$135	$39	$(174)	$46

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$485	$7,068	$2,068	$(1,263)	$8,358
Cost of goods sold (exclusive of depreciation and amortization)	503	6,183	1,889	(1,265)	7,310
Selling, general and administrative expenses	(10)	263	66	—	319
Depreciation and amortization	13	195	58	—	266
Research and development expenses	—	37	1	—	38
Interest expense and amortization of debt issuance costs	240	56	8	(56)	248
Gain on assets held for sale, net	(5)	(18)	—	—	(23)
Restructuring and impairment, net	1	35	2	—	38
Equity in net loss of non-consolidated affiliates	—	4	—	—	4
Equity in net (income) loss of consolidated subsidiaries	(355)	(23)	—	378	—
Other (income) expense, net	(28)	(22)	8	56	14
	359	6,710	2,032	(887)	8,214
Income (loss) before income taxes	126	358	36	(376)	144
Income tax provision	7	5	13	—	25
Net income (loss)	119	353	23	(376)	119
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$119	$353	$23	$(376)	$119
Comprehensive (loss) income	$(53)	$202	$2	$(205)	$(54)
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(1)	$—	$(1)
Comprehensive (loss) income attributable to our common shareholder	$(53)	$202	$3	$(205)	$(53)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$507	$5,908	$1,836	$(1,033)	$7,218
Cost of goods sold (exclusive of depreciation and amortization)	501	5,164	1,633	(1,033)	6,265
Selling, general and administrative expenses	62	230	52	—	344
Depreciation and amortization	11	186	50	—	247
Research and development expenses	1	32	1	—	34
Interest expense and amortization of debt issuance costs	236	21	(1)	(29)	227
Gain on assets held for sale, net	—	(6)	—	—	(6)
Restructuring and impairment, net	2	40	4	—	46
Equity in net loss of non-consolidated affiliates	—	12	—	—	12
Equity in net (income) loss of consolidated subsidiaries	(348)	(69)	—	417	—
Other (income) expense, net	(13)	(54)	11	29	(27)
	452	5,556	1,750	(616)	7,142
Income (loss) before income taxes	55	352	86	(417)	76
Income tax provision	5	6	15	—	26
Net income (loss)	50	346	71	(417)	50
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$50	$346	$71	$(417)	$50
Comprehensive income (loss)	$203	$491	$120	$(613)	$201
Less: Comprehensive loss attributable to noncontrolling interest	$—	$—	$(2)	$—	$(2)
Comprehensive income (loss) attributable to our common shareholder	$203	$491	$122	$(613)	$203

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$298	$87	$—	$387
Accounts receivable, net of allowances
— third parties	16	1,176	281	—	1,473
— related parties	434	164	200	(735)	63
Inventories	28	1,177	327	2	1,534
Prepaid expenses and other current assets	7	112	34	—	153
Fair value of derivative instruments	10	89	22	(4)	117
Deferred income tax assets	—	58	6	—	64
Assets held for sale	—	22	—	—	22
Total current assets	497	3,096	957	(737)	3,813
Property, plant and equipment, net	96	2,509	898	—	3,503
Goodwill	—	596	11	—	607
Intangible assets, net	17	578	4	—	599
Investments in and advances to non-consolidated affiliates	—	534	—	—	534
Investments in consolidated subsidiaries	3,260	607	—	(3,867)	—
Deferred income tax assets	—	15	52	—	67
Other long-term assets
— third parties	62	79	9	—	150
— related parties	1,283	60	—	(1,332)	11
Total assets	$5,215	$8,074	$1,931	$(5,936)	$9,284
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$78	$—	$108
Short-term borrowings
— third parties	444	463	124	—	1,031
— related parties	65	245	—	(310)	—
Accounts payable
— third parties	30	1,141	575	—	1,746
— related parties	62	342	33	(382)	55
Fair value of derivative instruments	31	56	16	(4)	99
Accrued expenses and other current liabilities
— third parties	42	385	85	—	512
— related parties	1	37	5	(43)	—
Deferred income tax liabilities	—	43	(1)	—	42
Total current liabilities	697	2,720	915	(739)	3,593
Long-term debt, net of current portion
— third parties	4,208	30	90	—	4,328
— related parties	49	1,225	58	(1,332)	—
Deferred income tax liabilities	—	298	7	—	305
Accrued postretirement benefits	42	397	156	—	595
Other long-term liabilities	32	208	10	—	250
Total liabilities	5,028	4,878	1,236	(2,071)	9,071
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(954)	1,808	706	(2,514)	(954)
Accumulated other comprehensive (loss) income	(263)	(293)	(37)	330	(263)
Total equity of our common shareholder	187	1,515	669	(2,184)	187
Noncontrolling interests	—	—	26	—	26
Total equity	187	1,515	695	(2,184)	213
Total liabilities and equity	$5,215	$8,074	$1,931	$(5,936)	$9,284

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$372	$133	$—	$509
Accounts receivable, net of allowances
— third parties	15	1,121	246	—	1,382
— related parties	1,093	193	57	(1,289)	54
Inventories	36	880	257	—	1,173
Prepaid expenses and other current assets	5	76	20	—	101
Fair value of derivative instruments	12	26	14	(1)	51
Deferred income tax assets	—	96	5	—	101
Assets held for sale	28	74	—	—	102
Total current assets	1,193	2,838	732	(1,290)	3,473
Property, plant and equipment, net	100	2,485	928	—	3,513
Goodwill	—	600	11	—	611
Intangible assets, net	19	617	4	—	640
Investments in and advances to non-consolidated affiliates	—	612	—	—	612
Investments in consolidated subsidiaries	3,273	612	—	(3,885)	—
Deferred income tax assets	—	28	52	—	80
Other long-term assets
— third parties	73	89	11	—	173
— related parties	844	61	—	(893)	12
Total assets	$5,502	$7,942	$1,738	$(6,068)	$9,114
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$21	$10	$61	$—	$92
Short-term borrowings
— third parties	367	287	69	—	723
— related parties	32	809	—	(841)	—
Accounts payable
— third parties	35	912	471	—	1,418
— related parties	89	377	29	(442)	53
Fair value of derivative instruments	14	40	7	(1)	60
Accrued expenses and other current liabilities
— third parties	104	358	85	—	547
— related parties	250	4	2	(6)	250
Deferred income tax liabilities	—	16	—	—	16
Liabilities held for sale	10	1	—	—	11
Total current liabilities	922	2,814	724	(1,290)	3,170
Long-term debt, net of current portion
— third parties	4,219	40	100	—	4,359
— related parties	49	788	56	(893)	—
Deferred income tax liabilities	—	419	6	—	425
Accrued postretirement benefits	44	422	155	—	621
Other long-term liabilities	28	236	7	—	271
Total liabilities	5,262	4,719	1,048	(2,183)	8,846
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(1,073)	1,684	680	(2,364)	(1,073)
Accumulated other comprehensive (loss) income	(91)	(142)	(18)	160	(91)
Total equity of our common shareholder	240	1,542	662	(2,204)	240
Noncontrolling interests	—	—	28	—	28
Total equity	240	1,542	690	(2,204)	268
Total liabilities and equity	$5,502	$7,942	$1,738	$(6,068)	$9,114

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$18	$326	$(24)	$(233)	$87
INVESTING ACTIVITIES
Capital expenditures	(6)	(304)	(58)	—	(368)
Proceeds from sales of assets, net of transaction fees
— third parties	29	71	—	—	100
Proceeds (outflows) from investment in and advances to affiliates, net	115	(17)	(40)	(75)	(17)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(6)	13	(6)	—	1
Net cash provided by (used in) investing activities	132	(237)	(104)	(75)	(284)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	289	14	—	303
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(16)	(167)	(26)	—	(209)
— related parties	—	(64)	—	64	—
Revolving credit facilities and other, net
— third parties	77	79	82	—	238
— related parties	40	(564)	—	524	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Proceeds from issuance of intercompany equity	—	—	10	(10)	—
Dividends — noncontrolling interests	—	(232)	(2)	233	(1)
Debt issuance costs	(3)	—	—	—	(3)
Net cash (used in) provided by financing activities	(152)	(159)	81	308	78
Net decrease in cash and cash equivalents	(2)	(70)	(47)	—	(119)
Effect of exchange rate changes on cash	—	(4)	1	—	(3)
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$2	$298	$87	$—	$387

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Nine Months Ended December 31, 2013
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(106)	$553	$129	$(220)	$356
INVESTING ACTIVITIES
Capital expenditures	(12)	(360)	(150)	—	(522)
Proceeds from the sale of assets, net of transaction fees
— third parties	—	7	—	—	7
— related parties	—	8	—	—	8
(Outflows) proceeds from investment in and advances to affiliates, net	(105)	(12)	—	105	(12)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(12)	7	11	—	6
Net cash (used in) provided by investing activities	(129)	(350)	(139)	105	(513)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	121	17	—	138
— related parties	—	—	51	(51)	—
Principal payments of long-term and short-term borrowings
— third parties	(15)	(98)	—	—	(113)
Revolving credit facilities and other, net
— third parties	265	92	2	—	359
— related parties	—	54	—	(54)	—
Dividends, noncontrolling interests	—	(220)	—	220	—
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	242	(51)	70	115	376
Net increase in cash and cash equivalents	7	152	60	—	219
Effect of exchange rate changes on cash	—	5	2	—	7
Cash and cash equivalents — beginning of period	4	196	101	—	301
Cash and cash equivalents — end of period	$11	$353	$163	$—	$527

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2014. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage, automotive, food can and foil products, as well as for use in the electronics, architectural, transportation and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants as well as stand-alone recycling facilities to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2014, we had manufacturing operations in eleven countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants. In addition to aluminum rolled products plants, our South American businesses have historically included primary aluminum smelting and power generation facilities. In December 2014, Novelis ceased operations at our remaining smelting facilities in South America and is in the process of selling the power generation operations, which supported those facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS
We reported "Segment income" of $236 million for the third quarter of fiscal 2015, which is up 16% compared to the third quarter in prior year and above the first two quarters of the current fiscal year. The solid "Segment income," in what is historically a low quarter due to seasonal factors, was driven by continued growth in shipment levels and higher recycling benefits, despite a significant amount of global economic uncertainty, unfavorable impacts from the strengthening of the U.S. dollar compared to the international functional currencies in which we operate and higher costs associated with the commissioning of our expansion projects. Global uncertainty, foreign currency volatility and uncertainty in commodity markets, while not impacting the efficiency and success of our operations, will ultimately impact our financial results in the near term.
For the fifth consecutive quarter, shipment levels increased versus the comparable prior year period in all regions, supported by our recent rolling expansions in Asia and South America and our automotive heat treatment investments in the U.S. and China. Sales growth in North America and Europe is driven by higher demand in the automotive sector and higher can shipments in these regions. Sales growth in Asia was achieved despite highly competitive market conditions throughout Southeast Asia, which led to lower pricing, as well as higher shipments to the Middle East and other Novelis regions. The can market continued to be strong in South America.
We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve vehicle performance and fuel efficiency by reducing vehicle weight. We have commissioned two new automotive sheet finishing lines in our Oswego, New York facility, which will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. As a result of this added capacity, our automotive shipment levels in North America have increased and we expect them to continue to increase during the remainder of fiscal 2015, as a customer began the production of an aluminum intensive vehicle during the third quarter of fiscal 2015. Our new automotive sheet finishing plant in Changzhou, China has begun production and will result in approximately 120 kt of additional finishing capacity when operating at full capacity. A third automotive finishing line is under construction at our Oswego, New York facility, as is a second automotive finishing line at our Nachterstedt, Germany facility. These projects are on track to begin commissioning in late calendar year 2015 and each of these projects will add approximately 120 kt of capacity. In January 2015, we completed our investment in an automotive scrap aluminum recycling facility in Oswego that will enable us to process as much as 120kt of recycled scrap annually.
The amount of recycled content in our products was 46% in fiscal 2014 and during the third quarter of fiscal 2015 we increased the recycled content to 50%. Our various recycling expansion projects are significant components of our strategy to achieve 80% recycled content in our products by 2020. Our newest recycling facility in Nachterstedt, Germany is the largest aluminum recycling facility in the world, and with recent recycling expansion in South Korea, Brazil and the U.S., we are increasing the use of recycled content in all regions. We have also expanded our recycling operations in Oswego, New York to support higher levels of automotive scrap processing.
The competitive landscape in Asia, which includes competition from FRP suppliers in China, has resulted in lower conversion premiums with the renewal of certain customer contracts. Additionally, the local market premium in Asia has increased rapidly compared to historical levels increasing our cost of metal to levels we have not been able to pass through to some of our customers.
In December 2014, Novelis ceased operations at our remaining smelting facilities in South America and also sold our share of the hydroelectric generation operations of the Consorcio Candonga joint venture for $63 million in cash (net of related gains on currency derivatives and transaction fees).
We reported "Net income" of $46 million in the three months ended December 31, 2014, an increase of $33 million compared to $13 million in the three months ended December 31, 2013. Net cash provided by operating activities was $87 million for the nine months ended December 31, 2014 compared to net cash provided by operating activities of $356 million in the prior year, reflecting increasing working capital requirements. Our capital expenditures have declined as some of our larger strategic expansion projects have either recently commissioned or are in the commissioning phase. We spent $368 million on capital expenditures globally for the nine months ended December 31, 2014 compared to $522 million in the same period in prior year.

BUSINESS AND INDUSTRY CLIMATE
The demand for aluminum by the automotive industry continues to grow rapidly, driven by government regulations, vehicle performance, improved emissions and better fuel economy. We expect the automotive aluminum market to grow significantly through the end of the decade, which is driving the significant investments we are making in our automotive sheet finishing capacity in North America, Europe and Asia.
Consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can market in the region. We expect the overcapacity for can products in North America to eventually tighten as producers of flat rolled aluminum products shift more hot mill rolling capacity toward automotive products. The aluminum can market is growing in our other regions due to a combination of substitution trends and growing economic development. The competitive landscape in which we operate continues to put downward pressure on conversion premiums, primarily in can and specialty products. Geographically these competitive pressures are most pronounced in our Asia region, due to the slower economic growth in China and increased competition from Chinese suppliers of flat rolled aluminum products.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	Jun 30, 2013	Sept 30, 2013	Dec 31, 2013	Mar 31, 2014	Mar 31, 2014	Jun 30, 2014	Sept 30, 2014	Dec 31, 2014
Net sales	$2,401	$2,414	$2,403	$2,549	$9,767	$2,680	$2,831	$2,847
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(1)%	4%	2%	—%	12%	17%	18%
Rolled product shipments:
North America	238	238	235	247	958	249	260	255
Europe	232	225	212	242	911	246	234	218
Asia	162	156	165	157	640	188	186	198
South America	92	108	123	124	447	114	116	129
Eliminations	(16)	(14)	(14)	(17)	(61)	(27)	(31)	(43)
Total	708	713	721	753	2,895	770	765	757

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(11)%	(12)%	9%	3%	(3)%	5%	9%	9%
Europe	—%	3%	10%	11%	6%	6%	4%	3%
Asia	19%	10%	17%	10%	14%	16%	19%	20%
South America	3%	17%	15%	16%	13%	24%	7%	5%
Total	(2)%	(1)%	11%	8%	4%	9%	7%	5%

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

LME Base Aluminum Prices and Local Market Premiums

The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and nine months ended December 31, 2014 and 2013 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2014	2013	Change	2014	2013	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,935	$1,803	7%	$1,731	$1,882	(8)%
Average cash price during the period	$1,968	$1,767	11%	$1,919	$1,794	7%
Closing cash price as of end of period	$1,832	$1,765	4%	$1,832	$1,765	4%

LME prices began a declining trend late the in third quarter of fiscal 2015, although on average they were 11% higher compared to the prior year. The fluctuating prices and timing of when derivatives are realized resulted in $13 million of net unrealized gains on undesignated metal derivatives in the third quarter of fiscal 2015 compared to $4 million of net gains in the third quarter of fiscal 2014. During the first nine months of fiscal 2015 and fiscal 2014, there were $13 million of net unrealized gains and less than $1 million of net unrealized losses on undesignated metal derivatives, respectively.

The prices we pay for aluminum also include local market premiums, which we pass through to most of our customers. These premiums globally have historically been fairly stable but have increased rapidly over the past two years. The local market premiums in all four of our regions were significantly higher in the third quarter and first nine months of fiscal 2015 compared to the comparable periods in fiscal 2014. The weighted average local market premium was as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2014	2013	Change	2014	2013	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$509	$262	94%	$475	$255	86%

The higher base aluminum prices and local market premiums, increased our metal input costs as compared to the prior year comparable periods. These higher market price levels, along with our higher production and shipment levels, increased our reported "Net sales," "Cost of goods sold (exclusive of depreciation and amortization)," "Accounts receivable, net," "Inventories" and "Accounts payable."

In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." The competitive landscape in Asia results in many of our competitors in China pricing their metal off the Shanghai Metal Exchange, which does not have a local market premium. We purchase our metal inputs in this region based on the LME and incur a local market premium, resulting in a competitive disadvantage. In Asia, the increasing local market premium continues to result in a higher cost of metal, which we are unable to fully pass through to some of our customers.

Recycled aluminum is generally purchased at a discount as compared to the price of primary aluminum. The overall benefit we receive from utilizing recycled metal is influenced by: 1) the overall price levels of the LME and local market premiums, 2) the spread between the price for recycled aluminum and the LME primary aluminum price and 3) our consumption levels of the recycled metal inputs. For the three and nine months ended December 31, 2014, the overall recycling benefit increased as a result of these three factors.

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with metal price lag. These derivatives directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal. The volatility in local market premiums also results in metal price lag, although we do not have significant derivatives contracts associated with local market premiums.

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
Foreign Currency and Related Hedging Activities

We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business, as well as the recent devaluation of the Euro against the U.S. dollar and the Swiss Franc, which are expected to have a negative impact on our financial results in the near term. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2014 and 2013:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of
	December 31, 2014	March 31, 2014	Three Months Ended December 31,		Nine Months Ended December 31,
			2014	2013	2014	2013
U.S. dollar per Euro	1.210	1.378	1.236	1.364	1.305	1.335
Brazilian real per U.S. dollar	2.656	2.263	2.554	2.290	2.366	2.235
South Korean won per U.S. dollar	1,099	1,069	1,085	1,060	1,046	1,096
Canadian dollar per U.S. dollar	1.162	1.104	1.144	1.055	1.108	1.041

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the third quarter of fiscal 2015 operating results with the third quarter of fiscal 2014, in South Korea and Europe, the stronger U.S. dollar resulted in unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the third quarter of fiscal 2015, the balance sheet remeasurement hedging losses offset many of the foreign currency exchange remeasurement gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar. The portion of the balance sheet foreign currency exchange remeasurement gains not offset by the foreign currency exchange hedging losses on the Brazilian real denominated liabilities mainly relates to increased volatility in the daily Brazilian real exchange rates versus the U.S. dollar near the end of the period. For other foreign currency hedging programs, the unrealized gains or losses on other undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. The movement of currency exchange rates during the third quarter of fiscal 2015 and the third quarter of fiscal 2014 resulted in $4 million of net unrealized gains and $1 million of net unrealized losses, respectively, on undesignated foreign currency derivatives. The movement of currency exchange rates during the first nine months of fiscal 2015 and the first nine months of fiscal 2014 resulted in $2 million of net unrealized gains and $4 million of net unrealized losses, respectively, on undesignated foreign currency derivatives, which were not recognized in the same period as the hedged transaction.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2013
“Net sales” increased $444 million, or 18%, driven by an 11% increase in average base aluminum prices, a 94% increase in weighted average local market premiums, and an increase of 5% in FRP shipments, partially offset by a decline in conversion premiums in our can products driven by global competitive market conditions, the sale of our North American consumer foil operations, and foreign currency impacts.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $405 million, or 19%, due to higher average base aluminum prices, higher average local market premiums, an increase in shipments, and higher costs related to our strategic expansion projects, partially offset by higher recycled metal benefits, the sales of our North American consumer foil operations, and foreign currency impacts. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $387 million.
“Income before income taxes” for the three months ended December 31, 2014 was $49 million, compared to $10 million in the three months ended December 31, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" decreased $7 million primarily due to various cost containment initiatives;

•
“Depreciation and amortization” decreased $4 million due to accelerated depreciation on certain non-core assets in the prior year, partially offset by the recent commissioning of some of our global expansion projects;

•
"Gain on assets held for sale, net" includes $23 million from the sale of our share of the joint venture of the Consorcio Candonga and $2 million from a property and mining rights sale agreement in South America. These gains were partially offset by an estimated $13 million loss on the sale of certain hydroelectric assets in South America;

•
"Restructuring and impairment, net" of $25 million for the three months ended December 31, 2014 includes $22 million of charges related to the smelter in South America ceasing operations, $1 million of additional charges related to past restructuring actions in South America, and $2 million of impairment charges related to certain non-core assets in North America. We incurred $19 million for the three months ended December 31, 2013, which primarily included severance charges in our European region and impairment charges on certain non-core assets in Brazil. (See Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities;)

•	"Interest expense and amortization of debt issuance costs" increased $9 million due to higher outstanding debt balances; and

•
Unrealized gains of $12 million for the three months ended December 31, 2014 comprised changes in fair value of undesignated derivatives other than foreign currency remeasurement hedging activities as compared to $3 million of gains in the same period in the prior year, which is reported as "Other (income) expense, net."

Our effective tax rate for the three months ended December 31, 2014 was 6%, primarily due to favorable movement in foreign currency rates on deferred income taxes, favorable foreign exchange translation, income tax refunds and dividends not subject to tax, partially offset by tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and increases in uncertain tax positions. Our effective tax rate for the three months ended December 31, 2013 was (20)% and was driven by a low pretax income and favorable movement in foreign currency rates on deferred income taxes, partially offset by tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
We reported “Net income attributable to our common shareholder” of $46 million for the three months ended December 31, 2014 as compared to $13 million for the three months ended December 31, 2013, primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

We measure the profitability and financial performance of our operating segments based on “Segment income.” We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on changes in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests’ share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss) and (o) cumulative effect of accounting changes, net of tax. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of "Total Segment income.”

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

Selected Operating Results Three Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$911	$929	$615	$494	$(102)	$2,847
Shipments
Rolled products - third party	255	205	177	120	—	757
Rolled products - intersegment	—	13	21	9	(43)	—
Total rolled products	255	218	198	129	(43)	757
Non-rolled products	6	62	1	21	(3)	87
Total shipments	261	280	199	150	(46)	844

Selected Operating Results Three Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$738	$769	$478	$428	$(10)	$2,403
Shipments
Rolled products - third party	235	204	164	118	—	721
Rolled products - intersegment	—	8	1	5	(14)	—
Total rolled products	235	212	165	123	(14)	721
Non-rolled products	11	17	—	22	(8)	42
Total shipments	246	229	165	145	(22)	763

The following table reconciles changes in “Segment income” for the three months ended December 31, 2013 to the three months ended December 31, 2014 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment Income - Three Months Ended December 31, 2013	$45	$61	$40	$58	$(1)	$203
Volume	17	6	22	7	(21)	31
Conversion premium and product mix	(2)	(4)	(8)	(7)	12	(9)
Conversion costs (C)	—	10	(22)	(2)	10	(4)
Metal price lag	8	(4)	7	4	—	15
Foreign exchange	—	(11)	—	10	—	(1)
Primary operations	—	—	—	1	—	1
Selling, general & administrative and research & development costs (D)	5	2	(4)	(3)	—	—
Other changes	(2)	(3)	(2)	7	—	—
Segment Income - Three Months Ended December 31, 2014	$71	$57	$33	$75	$—	$236

(A)
Included in the North America "Segment income" for the three months ended December 31, 2013 were the operating results of our consumer foil operations in North America we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the three months ended December 31, 2014 compared to the prior year was unfavorable by $3 million. The following table reconciles changes in “Segment income” for the three months ended December 31, 2013 to the three months ended December 31, 2014 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment Income - Three Months Ended December 31, 2013	$45	$203
Volume	22	36
Conversion premium and product mix	14	7
Conversion costs	(15)	(19)
Metal price lag	8	15
Foreign exchange	—	(1)
Primary metal production	—	1
Selling, general & administrative and research & development costs	2	(3)
Other changes	(2)	—
Net impact of North America consumer foil operations sold in fiscal 2015	(3)	(3)
Segment Income - Three Months Ended December 31, 2014	$71	$236

(B)
The recognition of "Segment income" by a region on an intersegment shipment could occur in a period prior to the recognition of "Segment income" on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations" column adjusts regional "Segment income" for intersegment shipments that occur in a period prior to recognition of "Segment income" on a consolidated basis. The "Eliminations" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation.

(C)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing scrap and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.

North America
“Net sales” increased $173 million, or 23%, reflecting higher average base aluminum prices, higher local market premiums, higher shipments related to can contract renewals, and higher industrial and automotive shipments. We expect shipments of our automotive products to continue to increase in the last quarter of fiscal 2015, as a result of a customer's production of an aluminum intensive vehicle.
“Segment income” was $71 million, an increase of 58%, reflecting higher shipment levels as discussed above, higher conversion premiums for our automotive products, favorable metal price lag, and improved cost containment of general and administrative expenses, partially offset by lower conversion premiums of our can products. Excluding the impact of our North American foil business, which was sold in June 2014, conversion premiums and conversion costs increased during the period. Conversion premiums increased due to improved conversion premiums in our automotive products. Conversion costs increased due to higher freight costs, higher repairs and maintenance costs, higher costs associated with the commissioning of our automotive lines, and higher market premiums on the procurement of metal partially offset by a favorable impact from the benefits of utilizing recycled metal and favorable metal mix.
We have commissioned two automotive sheet finishing lines at our Oswego, New York facility. These two lines will result in approximately 240 kt of additional automotive finishing capacity annually when operating at full capacity. A third automotive finishing line is under construction in our Oswego, New York facility. This third automotive finishing line is expected to become operational at the end of calendar year 2015 and will add an additional 120 kt of finishing capacity. We have also invested in a new recycling line at our Oswego, New York facility for the automotive business.
On December 29, 2014, the hot mill in the Logan Aluminum joint venture facility in North America temporarily stopped operations due to an unexpected failure of a motor. A repaired motor was installed approximately two weeks after the initial outage occurred and the hot mill subsequently resumed conservative operations. The outage had no impact to our operating results in the third quarter, but will effect production and shipment levels in the fourth quarter.
Europe
“Net sales” increased $160 million, or 21%, due to higher average base aluminum prices, higher local market premiums and higher shipments of can, automotive and non-rolled products. Higher shipments of our can products were largely driven by a customer's recent conversion from steel to aluminum in one of its plants. We continue to experience an increase in demand and shipments of our automotive products. Our non-rolled product shipments increased compared to prior year driven by scrap sales to third party sheet ingot tollers in advance of our new recycling facility in Nachterstedt, Germany becoming fully commissioned.
“Segment income” was $57 million, a decrease of 7%, reflecting lower conversion premiums, unfavorable changes in foreign currency rates, net of realized gains and losses on hedging, and unfavorable metal price lag, partially offset by higher shipment levels discussed above, lower conversion costs and lower general and administrative costs. Our conversion premiums were lower due to an unfavorable mix of products sold during the period, partially offset by favorable pricing associated with our automotive products. Conversion costs were favorable due to an increase in the benefits from the utilization of recycled metal, partially offset by higher employment costs and other operating and metal costs as a result of our expansion projects. General and administrative costs were favorable due to lower costs as a result of our restructuring activities to optimize our business in Europe in the prior year.
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

Asia
“Net sales” increased $137 million, or 29%, reflecting higher average base aluminum prices and higher shipments of our can, automotive and industrial products. The increase in our can volumes was driven by shipments to customers in the Middle East. We also increased intersegment shipments of industrial products to Novelis North America and automotive products to Novelis Europe. A portion of the increase in demand for our automotive products was driven by higher shipments to customers in China.
“Segment income” was $33 million, a decrease of 18%, reflecting higher conversion costs and lower conversion premiums, partially offset by higher shipments as discussed above and favorable metal price lag. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to some of our customers. The local market premium has increased compared to prior year, which resulted in unfavorable conversion costs. Other factors that resulted in higher conversion costs include an increase in labor costs, higher energy rates and unfavorable metal mix, partially offset by an increase in the benefits from the utilization of recycled metal. Conversion premiums were unfavorable due to competitive pressures from FRP suppliers in China with the renewal of certain can product contracts and a higher mix of intersegment shipments.
Our new automotive sheet finishing plant in Changzhou, China, has begun production and will have annual capacity of approximately 120 kt when operating at full capacity.
South America
“Net sales” increased $66 million, or 15%, driven by higher average base aluminum prices, higher local market premiums, and higher shipments of our can products, partially offset by lower shipments of our industrial products. Shipments of our can products increased compared to prior year due to an increase in can consumption in the region.
“Segment income” was $75 million, an increase of 29%, reflecting higher can volumes discussed above, and favorable foreign currency, partially offset by lower industrial product volumes, unfavorable conversion premiums and higher conversion costs. Conversion premiums were unfavorable due to sales mix. Conversion costs were higher due to higher employment costs, freight and maintenance, partially offset by lower market premiums on the procurement of metal. Energy sales positively impacted our results during the three months ended December 31, 2014, partially offset by sales of alumina in the comparable period. Other changes impacting "Segment income" include favorable metal price lag and higher general and administrative costs.
In December 2014, we finalized the sale of our share of the joint venture of the Consorcio Candonga and recognized a $23 million pretax gain. The sale of the majority of our other hydroelectric power generation operations was completed in February 2015. We recorded an estimated $13 million pretax loss on the sale of certain hydroelectric assets during the three months ended December 31, 2014. Additionally, in December 2014, we ceased operations at our last primary aluminum smelter in Ouro Preto, Brazil. Our new can end stock coating line and recycling facility in Pindamonhangaba, Brazil (Pinda), both of which began the commissioning process in early 2014, continue to ramp up production.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended December 31, 2014 and 2013 (in millions).

	Three Months Ended December 31,
	2014	2013
North America	$71	$45
Europe	57	61
Asia	33	40
South America	75	58
Intersegment eliminations	—	(1)
Total Segment income	236	203
Depreciation and amortization	(87)	(91)
Interest expense and amortization of debt issuance costs	(85)	(76)
Adjustment to eliminate proportional consolidation	(10)	(11)
Unrealized gains on change in fair value of derivative instruments, net	12	3
Realized (losses) gains on derivative instruments not included in segment income	(3)	2
Gain on assets held for sale, net	12	6
Restructuring and impairment, net	(25)	(19)
Loss on sale of fixed assets	(1)	(2)
Other income (costs), net	—	(5)
Income before income taxes	49	10
Income tax provision (benefit)	3	(3)
Net income	46	13
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$46	$13
"Depreciation and amortization” decreased by $4 million due to accelerated depreciation on certain non-core assets in prior periods partially offset by the recent commissioning of some of our expansion projects.
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized (losses) gains on derivative instruments not included in segment income” represents realized gains on foreign currency derivatives related to capital expenditures.
"Other costs, net" related primarily to losses on certain indirect tax expenses in Brazil, partially offset by interest income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2013
“Net sales” increased $1.1 billion, or 16%, due to higher average base aluminum prices, higher local market premiums, and an increase in shipments, partially offset by a decline in conversion premiums for can products and the sale of our North American consumer foil operations.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $1.0 billion, or 17%, due to higher average base aluminum prices, higher local market premiums, an increase in shipments and higher costs related to our strategic expansion projects, partially offset by higher recycled metal benefits, cost reductions due to an amendment we made to a non-union retiree medical plan in the prior year, and the sale of our North American consumer foil operations. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $1.2 billion.
“Income before income taxes” for the nine months ended December 31, 2014 was $144 million, compared to $76 million in the nine months ended December 31, 2013. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Selling, general and administrative expenses" decreased $25 million primarily due to tighter cost control in the current year and an amendment made to our long term incentive plan last year, which resulted in higher benefit costs in the prior year;

•
“Depreciation and amortization” increased $19 million due to the recent commissioning of some of our global expansion projects, partially offset by accelerated depreciation on certain non-core assets in the prior year;

•
"Restructuring and impairment, net" of $38 million for the nine months ended December 31, 2014 includes $28 million of charges related to ceasing operations of our smelter in South America, $8 million of severance, contract termination and other restructuring charges in North America, Europe and South America related to past restructuring actions, and $2 million of impairment charges related to certain non-core assets in North America. In the prior year, we incurred $46 million, primarily related to restructuring actions in South America, Europe, and North America and impairment charges in South America. (See Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities;)

•
"Gain on assets held for sale, net" of $23 million for the nine months ended December 31, 2014 includes $23 million from the sale of our share of the joint venture of the Consorcio Candonga, $7 million from the sale of our consumer foil operations in North America and $6 million from property and mining rights sales in South America. These gains were offset by an estimated $13 million loss on the sale of certain hydroelectric assets in South America;

•	"Interest expense and amortization of debt issuance costs" increased $21 million due to higher outstanding debt balances; and

•
Unrealized gains on changes in fair value of undesignated derivatives other than foreign currency remeasurement was $12 million for the nine months ended December 31, 2014 as compared to $5 million of losses in the same period in the prior year, which is reported as "Other income, net."

Our effective tax rate for the nine months ended December 31, 2014 was 17%, primarily due to tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, partially offset by favorable movement in foreign currency rates on deferred income taxes, favorable foreign exchange translation, and dividends not subject to tax. For the nine months ended December 31, 2013, our effective tax rate was 30% and was driven by tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses combined with certain enacted tax rate changes that negatively impacted the effective tax rate, partially offset by favorable movement in foreign currency rates on deferred income taxes.
We reported “Net income attributable to our common shareholder” of $119 million for the nine months ended December 31, 2014 as compared to $50 million for the nine months ended December 31, 2013, primarily as a result of the factors discussed above.

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

Selected Operating Results Nine Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,639	$2,806	$1,739	$1,359	$(185)	$8,358
Shipments
Rolled products - third party	762	665	528	337	—	2,292
Rolled products - intersegment	2	33	44	22	(101)	—
Total rolled products	764	698	572	359	(101)	2,292
Non-rolled products	17	139	2	73	(5)	226
Total shipments	781	837	574	432	(106)	2,518

Selected Operating Results Nine Months Ended December 31, 2013	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,275	$2,385	$1,426	$1,153	$(21)	$7,218
Shipments
Rolled products - third party	709	645	476	312	—	2,142
Rolled products - intersegment	2	24	7	11	(44)	—
Total rolled products	711	669	483	323	(44)	2,142
Non-rolled products	32	47	—	68	(19)	128
Total shipments	743	716	483	391	(63)	2,270

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2013 to the nine months ended December 31, 2014 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment Income - Nine Months Ended December 31, 2013	$161	$192	$127	$156	$(1)	$635
Volume	50	28	50	37	(40)	125
Conversion premium and product mix	(16)	13	(24)	(14)	23	(18)
Conversion costs (C)	(11)	(19)	(52)	(30)	20	(92)
Metal price lag	11	5	7	1	—	24
Foreign exchange	—	(11)	6	17	—	12
Primary operations	—	—	—	2	—	2
Selling, general & administrative and research & development costs (D)	18	11	(5)	(5)	—	19
Other changes	(2)	(8)	(3)	7	—	(6)
Segment Income - Nine Months Ended December 31, 2014	$211	$211	$106	$171	$2	$701

(A)
Included in the North America "Segment income" for the nine months ended December 31, 2013 and the first three months of fiscal 2015 were the operating results of our consumer foil operations in North America that we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the nine months ended December 31, 2014 compared to the prior year was unfavorable by $5 million. The following table reconciles changes in “Segment income” for the nine months ended December 31, 2013 to the nine months ended December 31, 2014 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment Income - Nine Months Ended December 31, 2013	$161	$635
Volume	51	126
Conversion premium and product mix	23	21
Conversion costs	(42)	(123)
Metal price lag	11	24
Foreign exchange	—	12
Primary metal production	—	2
Selling, general & administrative and research & development costs	15	16
Other changes	(3)	(7)
Net impact of North America consumer foil operations sold in fiscal 2015	(5)	(5)
Segment Income - Nine Months Ended December 31, 2014	$211	$701

(B)
The recognition of "Segment income" by a region on an intersegment shipment could occur in a period prior to the recognition of "Segment income" on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations" column adjusts regional "Segment income" for intersegment shipments that occur in a period prior to recognition of "Segment income" on a consolidated basis. The "Eliminations" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation.

(C)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing scrap and other metal costs. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(D)
Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments. Certain changes were made to our long-term incentive plan in fiscal 2014, which resulted in higher benefit costs in that period. These costs were allocated to each segment.

North America
“Net sales” increased $364 million, or 16%, reflecting an increase in average aluminum prices, higher shipments related to can contract renewals, higher industrial shipment levels and growing demand for our automotive products.

“Segment income” was $211 million, an increase of 31%, reflecting the higher shipment levels as discussed above, higher automotive conversion premiums, favorable metal price lag and lower general and administrative costs, partially offset by lower can product conversion premiums and higher conversion costs. General and administrative costs were favorable due to certain cost saving initiatives executed in the first nine months of fiscal 2015 and other benefit costs related to fiscal 2014, which are discussed above. Excluding the impact of our North American foil business, which was sold in June 2014, conversion premiums and conversion costs increased during the period. The improvement in conversion premiums was primarily driven from our automotive products. Conversion costs were unfavorably impacted by higher market premiums on the procurement of metal, unfavorable metal mix, higher costs associated with the commissioning of our automotive lines, and higher freight costs, partially offset by a favorable impact from the benefits of utilizing recycled metal and a reduction in benefit costs resulting from an amendment in the prior year to a U.S. retiree medical plan.

Europe
“Net sales” increased $421 million, or 18%, due to higher average aluminum prices and higher shipments of can, automotive and non-rolled products. Higher shipments of our can products were driven by a customer's recent conversion from steel to aluminum in one of its plants and unseasonably cooler weather last year which resulted in lower beverage consumption in the prior year. We continue to experience an increase in demand and shipments of our automotive products. Our non-rolled product shipments increased compared to prior year driven by scrap sales to third party sheet ingot tollers in advance of our new recycling facility in Nachterstedt, Germany becoming fully commissioned.
“Segment income” was $211 million, an increase of 10%, reflecting the higher shipment levels discussed above, improved conversion premiums, lower general and administrative costs and favorable metal price lag, partially offset by higher conversion costs and unfavorable changes in foreign currency rates, net of realized gains and losses on hedging. Our conversion premiums were favorable due to an improved product portfolio mix. General and administrative costs were favorable due to lower costs as a result of our restructuring activities to optimize our business in Europe in the prior year, in addition to other costs related to fiscal 2014 discussed above. Conversion costs were unfavorable due to higher wages and a higher cost base related to the commissioning of our recycling plant in Nachterstedt, Germany, partially offset by an increase in the benefits from the utilization of recycled metal.
Asia
“Net sales” increased $313 million, or 22%, reflecting higher average aluminum prices and higher shipments of our can and automotive products. The increase in our can volumes was driven by shipments to customers in the Middle East. We also increased intersegment shipments of automotive products to Novelis Europe and industrial products to Novelis North America. A portion of the increase in demand for our automotive products was driven by customers in China.
“Segment income” was $106 million, a decrease of 17% reflecting higher conversion costs and lower conversion premiums, partially offset by higher shipment levels discussed above, favorable impacts of foreign exchange and favorable metal price lag. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to some of our customers. The local market premium has rapidly increased compared to prior year, which resulted in the unfavorable conversion costs. Other factors resulting in higher conversion costs include an increase in labor costs, higher energy rates, higher maintenance costs and unfavorable metal mix, partially offset by an increase in the benefits from the utilization of recycled metal. Conversion premiums were unfavorable due to competitive pressures from FRP suppliers in China with the renewal of certain beverage can product customer contracts and a higher mix of intersegment shipments.

South America
“Net sales” increased $206 million, or 18%, driven by higher average aluminum prices and higher shipments of our can products, partially offset by lower shipments of our industrial products. Shipments of our can products increased compared to prior year due to an increase in can consumption in the region. The increase in demand associated with the FIFA World Cup in Brazil in June 2014 contributed to an increase in shipments as compared to prior year.
“Segment income” was $171 million, an increase of 10%, due to higher volumes discussed above, and favorable foreign currency, partially offset by higher conversion costs and unfavorable conversion premiums. Conversion costs were unfavorable in the second quarter of fiscal 2015 due to production issues related to the start up of certain expansion projects, higher headcount, higher market premiums on the procurement of metal, higher freight and an increase in repairs and maintenance costs. Energy sales positively impacted our results during the nine months ended December 31, 2014, partially offset by sales of alumina in the comparable period. Other changes impacting "Segment income" include favorable metal price lag and higher general and administrative costs.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the nine months ended December 31, 2014 and 2013 (in millions).

	Nine Months Ended December 31,
	2014	2013
North America	$211	$161
Europe	211	192
Asia	106	127
South America	171	156
Intersegment eliminations	2	(1)
Total Segment income	701	635
Depreciation and amortization	(266)	(247)
Interest expense and amortization of debt issuance costs	(248)	(227)
Adjustment to eliminate proportional consolidation	(27)	(30)
Unrealized gains (losses) on change in fair value of derivative instruments, net	12	(5)
Realized (losses) gains on derivative instruments not included in segment income	(4)	6
Gain on assets held for sale, net	23	6
Restructuring and impairment, net	(38)	(46)
Loss on sale of fixed assets	(4)	(4)
Other income (costs), net	(5)	(12)
Income before income taxes	144	76
Income tax provision	25	26
Net income	119	50
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$119	$50
"Depreciation and amortization” increased by $19 million due to the recent commissioning of some of our expansion projects, partially offset by accelerated depreciation in the prior year on certain non-core assets.
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized (losses) gains on derivative instruments not included in segment income” represents realized gains on foreign currency derivatives related to capital expenditures.

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
Available Liquidity
Our available liquidity as of December 31, 2014 and March 31, 2014 is as follows (in millions):

	December 31, 2014	March 31, 2014
Cash and cash equivalents	$387	$509
Availability under committed credit facilities	452	511
Total liquidity	$839	$1,020

We reported available liquidity of $839 million as of December 31, 2014, a decrease compared to the $1.0 billion reported as of March 31, 2014. The decrease is primarily attributable to a $250 million return of capital payment we made to our parent company during the first nine months of fiscal 2015 and negative free cash flow during the first nine months of fiscal 2015 of $297 million. This decrease was partially offset by additional short-term borrowings we made in Brazil of $129 million, proceeds from asset sales of $100 million, new Korea and China loan facilities that increased our committed credit facility availability by $85 million and an increase in the ABL borrowing base of $57 million during this same period. As of December 31, 2014, our availability under committed credit facilities of $452 million was comprised of $320 million under our ABL Revolver and $132 million under our Korea and China loan facilities.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2014, we held approximately $2 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2014, we held $124 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2014, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

We plan to service our debt through cash flows from operations and refinancing, as necessary. Our ABL Revolver extends until October 6, 2019, subject to certain conditions and maturities of other debt instruments. For our remaining short-term debt obligations, we expect to refinance a significant portion of the debt maturing within the next twelve months.
Free Cash Flow
We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” and (c) less “proceeds from sales of assets, net of transaction fees and hedging.” Management believes that “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

The following table shows the “Free cash flow” for the nine months ended December 31, 2014 and 2013, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2014	2013	Change
Net cash provided by operating activities	$87	$356	$(269)
Net cash used in investing activities	(284)	(513)	229
Less: Proceeds from sales of assets, net of transaction fees and hedging	(100)	(15)	(85)
Free cash flow	$(297)	$(172)	$(125)
Ending cash and cash equivalents	$387	$527	$(140)

“Free cash flow” was negative $297 million for the nine months ended December 31, 2014, which was unfavorable by $125 million as compared to the nine months ended December 31, 2013. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $87 million for the nine months ended December 31, 2014, which was unfavorable compared to net cash provided by operating activities of $356 million in the nine months ended December 31, 2013. The unfavorable variance relates to unfavorable changes to certain components of working capital, including "Accounts receivable" and "Inventories", partially offset by higher "Segment income" and higher "Accounts payable." The following summarizes changes in working capital accounts (in millions).

	Nine Months Ended December 31,
	2014	2013	Change
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$(176)	$151	$(327)
Inventories	(437)	(30)	(407)
Accounts payable	427	(22)	449
Other current assets and liabilities	(68)	(54)	(14)
Net change in working capital	$(254)	$45	$(299)

Nine Months Ended December 31, 2014

We experienced an increase in "Accounts receivable, net" due to an increase in shipments, as well as higher base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, partially offset by higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of December 31, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $624 million and $245 million, respectively, which had a favorable impact to net cash provided by operating activities of $379 million for the nine months ended December 31, 2014. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to an increase in quantities on hand, as well as higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at December 31, 2014 is the result of recent capacity expansions, as well as longer supply chains to support the auto sector and expand our scrap procurement network. As of December 31, 2014, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to December 31, 2014. Our estimated repurchase obligation for this inventory as of December 31, 2014 is $229 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of prior year, the timing of payments on vendor payables outstanding as of December 31, 2014, and obtaining longer payment terms with certain vendors.

Included in cash flows from operating activities for the nine months ended December 31, 2014 were $283 million of interest payments, $87 million of cash paid for income taxes, $17 million of payments on restructuring programs, and $45 million of contributions to our pension plans. As of December 31, 2014, we had $56 million of outstanding restructuring liabilities, of which $37 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we fully dismantle the smelter site in South America. On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21) was signed into law by the United States government. MAP-21, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Beginning in fiscal 2014, we utilized the relief provided by MAP-21, which reduced our minimum required defined benefit pension funding. During the remainder of fiscal 2015, we expect to contribute an additional $7 million to our funded pension plans, $5 million to our unfunded pension plans and $1 million to our savings and defined contribution plans.

Nine Months Ended December 31, 2013

During the nine months ended December 31, 2013, net cash provided from our working capital was $45 million. "Accounts receivable, net" declined due to an increase in our factored accounts receivable and lower average aluminum prices, partially offset by higher shipments. As of December 31, 2013 and March 31, 2013, we had factored, without recourse, certain trade receivables aggregating $386 million and $124 million, respectively, which increased net cash provided by operating activities by $262 million for the nine months ended December 31, 2013. "Inventories" increased due to higher quantities on hand, partially offset by lower average aluminum prices. As of December 31, 2013, we had sold approximately $77 million of certain inventories to third parties and have agreed to repurchase the same or similar inventory, based on market prices at the time of repurchase. "Accounts payable" declined as the result of the timing of certain large vendor payables outstanding as of March 31, 2013, which were paid in April 2013 and lower average aluminum prices.

Included in cash flows provided by operating activities during the nine months ended December 31, 2013 were $262 million of interest payments, $82 million of cash payments for income taxes, $24 million of payments on our restructuring programs, and $43 million of contributions to our pension plans.

Hedging Activities

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of December 31, 2014, we estimate there will be a net cash inflow of $21 million on the instruments that will settle in the three months ended March 31, 2015.

More details on our operating activities can be found above in “Results of operations for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Nine Months Ended December 31,
	2014	2013	Change
Capital expenditures	$(368)	$(522)	$154
Proceeds from settlement of other undesignated derivative instruments, net	1	6	(5)
Proceeds from sales of assets, third party, net of transaction fees and hedging	100	7	93
Proceeds from the sale of assets, related party, net of transaction fees	—	8	(8)
Outflows from investments in and advances to non–consolidated affiliates, net	(17)	(12)	(5)
Net cash used in investing activities	$(284)	$(513)	$229

We had $368 million of cash outflows for "Capital expenditures" for the nine months ended December 31, 2014, compared to $522 million for the nine months ended December 31, 2013. For the nine months ended December 31, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. For the nine months ended December 31, 2013, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea, our automotive sheet finishing plants in the U.S. and China, our recycling expansions in Germany and Brazil, and expenditures related to our ERP implementation. The following table summarizes our global expansion projects:

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

As of December 31, 2014, we had $73 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2014. We expect capital expenditures for fiscal 2015 to be between $525 million and $550 million.

The settlement of undesignated derivative instruments resulted in cash outflow of $1 million and $6 million, in the nine months ended December 31, 2014 and 2013, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

The net proceeds from asset sales for the nine months ended December 31, 2014 were $29 million related to the sale of our consumer foil operations in North America and $63 million for the sale of our share of the joint venture of the Consorcio Candonga, net of related gains on currency derivatives and transactions fees. In addition, we received proceeds of $8 million related to an arrangement to sell property and mining rights in Brazil. During the nine months ended December 31, 2013, we sold our bauxite mining rights and certain alumina assets and related liabilities in Brazil to our parent company, Hindalco, and received cash proceeds of $8 million. Additionally, during the prior year period we also sold certain assets, namely land in Brazil, to a third party and received cash proceeds of $7 million.

“Outflows from investments in and advances to non–consolidated affiliates, net" for nine months ended December 31, 2014 was primarily comprised of loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Nine Months Ended December 31,
	2014	2013	Change
Proceeds from issuance of long-term and short-term borrowings	$303	$138	$165
Principal payments of long-term and short-term borrowings	(209)	(113)	(96)
Revolving credit facilities and other, net	238	359	(121)
Return of capital to our common shareholder	(250)	—	(250)
Dividends, noncontrolling interest	(1)	—	(1)
Debt issuance costs	(3)	(8)	5
Net cash provided by financing activities	$78	$376	$(298)

Nine Months Ended December 31, 2014

During the nine months ended December 31, 2014, we received proceeds related to the issuance of new short-term loans in Brazil and Vietnam of $289 million and $14 million, respectively. We made principal repayments of $161 million on short-term loans in Brazil, $18 million on Vietnam principal repayments, $14 million on our Term Loan Facility, $7 million on capital leases, $7 million on long-term loans in Korea and $2 million in other principal repayments. The change in our credit facilities balance is related to a net increase of $156 million on our ABL Revolver and a net increase of $83 million on our Korea facilities, offset by a decrease in other borrowings of $1 million. On April 30, 2014, we made a return of capital payment to our direct shareholder, AV Metals Inc., in the amount of $250 million.

As of December 31, 2014, our short-term borrowings were $1,031 million consisting of $670 million of loans under our ABL Revolver, $237 million in Novelis Brazil loans, $107 million in Novelis Korea bank loans, $16 million in Novelis Vietnam loans, and $1 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.30% as of December 31, 2014. As of December 31, 2014, we had $320 million in remaining availability under the ABL Revolver and $132 million in availability under our Korean and China loan facilities. As of December 31, 2014, $10 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility. In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver. However, our current Term Loan Facility limits our indebtedness under the ABL Revolver to $1.0 billion.

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
Other Arrangements
Factoring of Trade Receivables
We factor and forfait trade receivables (collectively, we refer to these as "factoring" programs) based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables, fund strategic investments, and fund other business needs. Factored invoices are not included in our condensed consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2014 and March 31, 2014, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2014, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (primarily LME aluminum prices and natural gas), local market premiums, electricity rates, foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only and not for speculative purposes.

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2014 condensed consolidated balance sheets.

The decision of whether and when to execute derivative instruments, along with the duration of the instrument, can vary from period to period depending on market conditions and the relative costs of the instruments. The duration is linked to the timing of the underlying exposure, with the connection between the two being regularly monitored.

The market risks we are exposed to as part of our ongoing business operations are materially consistent with our risk exposures in the prior year, as we have not entered into any new material hedging programs.

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
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) and from time to time we also use over-the-counter derivatives indexed to the Midwest transaction premium (collectively referred to as our "aluminum derivative contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2014, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(68)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended December 31, 2014, natural gas and electricity represented approximately 96% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
We purchase our natural gas on the open market, subjecting us to market price fluctuations. We seek to stabilize our future exposure to natural gas prices through the use of forward purchase contracts.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In North America, we have entered into an electricity swap to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot be immediately recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2014, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2014, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(45)
Euro	10%	(2)
Korean won	(10)%	(54)
Canadian dollar	(10)%	(3)
British pound	(10)%	—
Swiss franc	(10)%	(9)
Chinese yuan	(10)%	(2)
Malaysian ringgit	(10)%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 2.75% plus the higher of LIBOR or 100 basis points (1% floor). As of December 31, 2014, this floor feature was in effect, which resulted in an interest rate of 3.75%. Due to the floor feature of the Term Loan Facility, as of December 31, 2014, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 75 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of December 31, 2014, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of December 31, 2014.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2014, given a 100 bps negative shift in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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
Date: February 9, 2015

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