Form 10-Q
period 2015-06-30
Novelis Inc.
filed 2015-08-11
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2015, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2015	2014
Net sales	$2,634	$2,680
Cost of goods sold (exclusive of depreciation and amortization)	2,400	2,329
Selling, general and administrative expenses	100	108
Depreciation and amortization	87	89
Research and development expenses	13	12
Interest expense and amortization of debt issuance costs	80	81
Gain on assets held for sale	—	(11)
Loss on extinguishment of debt	13	—
Restructuring and impairment, net	15	6
Equity in net loss of non-consolidated affiliates	1	2
Other (income) expense, net	(30)	5
	2,679	2,621
(Loss) income before income taxes	(45)	59
Income tax provision	15	24
Net (loss) income	(60)	35
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(60)	$35
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended June 30,
	2015	2014
Net (loss) income	$(60)	$35
Other comprehensive income:
Currency translation adjustment	42	27
Net change in fair value of effective portion of cash flow hedges	38	13
Net change in pension and other benefits	(9)	(13)
Other comprehensive income before income tax effect	71	27
Income tax provision (benefit) related to items of other comprehensive income	6	(5)
Other comprehensive income, net of tax	65	32
Comprehensive Income	5	67
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2)	1
Comprehensive income attributable to our common shareholder	$7	$66

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$456	$628
Accounts receivable, net
— third parties (net of uncollectible accounts of $3 as of June 30, 2015 and March 31, 2015)	1,430	1,289
— related parties	55	53
Inventories	1,526	1,431
Prepaid expenses and other current assets	130	112
Fair value of derivative instruments	128	77
Deferred income tax assets	50	79
Assets held for sale	5	6
Total current assets	3,780	3,675
Property, plant and equipment, net	3,554	3,542
Goodwill	607	607
Intangible assets, net	580	584
Investment in and advances to non–consolidated affiliate	464	447
Deferred income tax assets	111	95
Other long–term assets
— third parties	125	137
— related parties	17	15
Total assets	$9,238	$9,102
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$107	$108
Short–term borrowings	1,021	846
Accounts payable
— third parties	1,817	1,854
— related parties	46	44
Fair value of derivative instruments	128	149
Accrued expenses and other current liabilities	506	572
Deferred income tax liabilities	18	20
Total current liabilities	3,643	3,593
Long–term debt, net of current portion	4,434	4,349
Deferred income tax liabilities	256	261
Accrued postretirement benefits	766	748
Other long–term liabilities	204	221
Total liabilities	9,303	9,172
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2015 and March 31, 2015	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(985)	(925)
Accumulated other comprehensive loss	(494)	(561)
Total deficit of our common shareholder	(75)	(82)
Noncontrolling interests	10	12
Total deficit	(65)	(70)
Total liabilities and deficit	$9,238	$9,102
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(60)	$35
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	87	89
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(32)	(8)
Gain on assets held for sale	—	(11)
Loss on sale of assets	1	1
Impairment charges	1	—
Loss on extinguishment of debt	13	—
Deferred income taxes	3	3
Amortization of fair value adjustments, net	3	3
Equity in net loss of non-consolidated affiliates	1	2
Gain on foreign exchange remeasurement of debt	(2)	—
Amortization of debt issuance costs and carrying value adjustments	5	6
Other, net	—	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(130)	(169)
Inventories	(75)	(116)
Accounts payable	(29)	245
Other current assets	(15)	(14)
Other current liabilities	(66)	(84)
Other noncurrent assets	12	(10)
Other noncurrent liabilities	(5)	5
Net cash used in operating activities	(288)	(24)
INVESTING ACTIVITIES
Capital expenditures	(129)	(138)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	34
Outflows from investment in and advances to non-consolidated affiliates, net	(1)	(16)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(7)	1
Net cash used in investing activities	(137)	(119)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	139	105
Principal payments of long-term and short-term borrowings	(68)	(53)
Revolving credit facilities and other, net	182	166
Return of capital to our common shareholder	—	(250)
Debt issuance costs	(10)	—
Net cash provided by (used in) financing activities	243	(32)
Net decrease in cash and cash equivalents	(182)	(175)
Effect of exchange rate changes on cash	10	3
Cash and cash equivalents — beginning of period	628	509
Cash and cash equivalents — end of period	$456	$337

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Deficit
	Shares	Amount
Balance as of March 31, 2015	1,000	$—	$1,404	$(925)	$(561)	$12	$(70)
Net loss attributable to our common shareholder	—	—	—	(60)	—	—	(60)
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	44	(2)	42
Change in fair value of effective portion of cash flow hedges, net of tax provision of $8 million included in AOCI	—	—	—	—	30	—	30
Change in pension and other benefits, net of tax benefit of $2 million included in AOCI	—	—	—	—	(7)	—	(7)
Balance as of June 30, 2015	1,000	$—	$1,404	$(985)	$(494)	$10	$(65)
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of June 30, 2015, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in eleven of these plants.
The March 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year ended March 31, 2015 filed with the United States Securities and Exchange Commission (SEC) on May 12, 2015. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net (loss) income attributable to our common shareholder” includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non–consolidated affiliate" and "Equity in net loss of non-consolidated affiliates."
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) impairment and assessment of consolidation of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2016, we adopted Financial Accounting Standards Board (FASB) ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in this update provide clarification regarding the release of a cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. Our existing accounting policy complies with this guidance; therefore, there was no impact on our financial statements.
Effective for the first quarter fiscal 2016, we adopted FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the revised standard, a discontinued operation is (1) a component of an entity or group of components that has been disposed of by sale, disposed of other than by sale or is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results or (2) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition. There was no impact upon adoption; however, the accounting treatment and classification of future disposals under this new standard could differ from our previous treatment and classification of disposals.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In July 2015, the FASB approved an optional one-year deferral of the effective date. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.
In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810): Amendments to the Consolidations Analysis, which when effective, will (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. We are currently evaluating the impact on our consolidated financial position, results of operations, and disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which, when effective, will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet or each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. Adoption of this standard will impact the presentation of deferred debt issuance costs on our consolidated financial position.
In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which, when effective, will remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those fiscal years. An entity should apply the amendments retrospectively to all periods presented. Early adoption is permitted. We will adopt this standard in our annual period ending March 31, 2017. Adoption of this standard may impact the presentation of certain pension plan assets in our postretirement benefit plans footnote disclosure.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the three months ended June 30, 2015 and 2014 was $15 million and $6 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2015	$32
Expenses	14	$1	$15	$—	$15
Cash payments	(10)
Foreign currency translation and other	1
Balance as of June 30, 2015	$37

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.
As of June 30, 2015, $21 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $16 million was classified as long-term and was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of June 30, 2015, the restructuring liability for the North America segment was $1 million, which relates to severance charges. The other regional and corporate restructuring activities are described in more detail on the subsequent pages.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - Europe
Business optimization
Severance	$1	$3	$42
Pension settlement loss (A)	—	—	1
Total restructuring charges - Europe	$1	$3	$43

Restructuring payments - Europe
Severance	$(2)	$(12)
Total restructuring payments - Europe	$(2)	$(12)

(A)     These charges were not recorded through the restructuring liability.

The business optimization actions include the shutdown of facilities, staff rationalization and other activities to optimize our business in Europe. As of June 30, 2015, the restructuring liability for the Europe segment was $5 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - South America
Ouro Preto smelter closures
Severance	$1	$14	$5
Asset impairments (A)	—	5	1
Environmental charges	—	6	16
Contract termination and other exit related costs	1	5	6

Other past restructuring programs	—	1	20
Total restructuring charges - South America	$2	$31	$48

Restructuring payments - South America
Severance	$(1)	$(12)
Other	(1)	(4)
Total restructuring payments - South America	$(2)	$(16)

(A)     These charges were not recorded through the restructuring liability.
We ceased operations at the smelter in Ouro Preto, Brazil, in December 2014. This decision was made in an effort to further align our global sustainability strategy, as we work towards our goal of having higher recycled content in our products. Certain charges associated with this closure are reflected within the "Ouro Preto smelter closures" section above, along with our closure of a pot line in Ouro Preto, Brazil, in fiscal 2013. As of June 30, 2015, the restructuring liability for the South America segment was $26 million and relates to $18 million of environmental charges, $1 million of severance costs, $1 million of certain labor related charges and $6 million of other exit related costs.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Corporate
The following table summarizes our restructuring activity for our corporate office by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Corporate Restructuring Program
Severance	$11	$—	$—
Asset impairments (A)	1	—	—
Total restructuring charges - Corporate	$12	$—	$—

Restructuring payments - Corporate
Severance	$(6)	$—
Lease Termination Costs	—	(1)
Total restructuring payments - Corporate	$(6)	$(1)
(A)     These charges were not recorded through the restructuring liability.
During the first quarter of fiscal 2016, the Company implemented a series of restructuring actions at the global headquarters office to better align the organization structure and corporate staffing levels with strategic priorities. An impairment charge related to certain software items was also recorded as part of this restructuring action. As of June 30, 2015, the restructuring liability for the corporate office was $5 million and relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2015	March 31, 2015
Finished goods	$375	$358
Work in process	529	531
Raw materials	492	419
Supplies	130	123
Inventories	$1,526	$1,431

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

4.    ASSETS HELD FOR SALE
We are focused on capturing the global growth we see in our premium product markets of beverage can, automotive and high-end specialties. We continually analyze our product portfolio to ensure we are focused on growing in attractive market segments. The following transaction relates to exiting certain non-core operations and are steps to align our growth strategy in the premium product markets.
In April 2014, we entered into agreements to sell the hydroelectric generation operations and our share of the joint venture of the Consorcio Candonga to two separate parties. In December 2014, we sold our share of the joint venture of the Consorcio Candonga to a third party. Additionally, we sold certain hydroelectric power generation operations fully owned by the Company in February 2015. The remaining hydroelectric generation operation assets which are Property, plant and equipment, totaling $5 million as of June 30, 2015 and $6 million as of March 31, 2015, were classified as "Assets held for sale" in our condensed consolidated balance sheet.

"Gain on assets held for sale" includes $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale agreement in South America during the three months ended June 30, 2014, with no comparable sales during the three months ended June 30, 2015.

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

	June 30, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$5	$2
Accounts receivable	30	40
Inventories	54	52
Prepaid expenses and other current assets	2	1
Total current assets	91	95
Property, plant and equipment, net	16	20
Goodwill	12	12
Deferred income taxes	67	65
Other long-term assets	4	4
Total assets	$190	$196
Liabilities
Current liabilities
Accounts payable	$23	$33
Accrued expenses and other current liabilities	13	12
Total current liabilities	36	45
Accrued postretirement benefits	168	166
Other long-term liabilities	1	2
Total liabilities	$205	$213

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

We had operations with two non-consolidated affiliates, Aluminium Norf GmbH (Alunorf) and Consorcio Candonga (Candonga) during the three months ended June 30, 2014, and one unconsolidated affiliate, Aluorf, during the three months ended June 30, 2015. Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conduct with these non-consolidated affiliates, which we classify as related party transactions and balances. We account for these affiliates using the equity method.

The following table summarizes the results of operations of these equity method affiliates for the three months ended June 30, 2015 and 2014; and the nature and amounts of significant transactions we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
	2015	2014
Net sales	$117	$138
Costs and expenses related to net sales	118	146
Benefit for taxes on income	(1)	(2)
Net loss	$—	$(6)
Purchases of tolling services from Alunorf	$58	$69

In December 2014, we sold our share of the joint venture of Candonga to a third party. The following table describes the period-end account balances that we had with our remaining non-consolidated affiliate, Alunorf, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf.

	June 30, 2015	March 31, 2015
Accounts receivable-related parties	$55	$53
Other long-term assets-related parties	$17	$15
Accounts payable-related parties	$46	$44

We earned less than $1 million of interest income on a loan, presented in "Other long-term assets-related parties" during each of the periods in the table above, due from Alunorf. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of June 30, 2015 and March 31, 2015.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2015, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of June 30, 2015, this guarantee totaled $2 million.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2015 and 2014, “Net sales” were less than $1 million between Novelis and Hindalco. As of June 30, 2015 and March 31, 2015, there was $1 million in "Accounts receivable, net" outstanding related to transactions with Hindalco (included within the related party balances above).
On April 30, 2014, we paid a return of capital to our direct shareholder, AV Metals Inc., in the amount of $250 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2015					March 31, 2015
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	3.08%	$1,021	$—		$1,021	$846	$—		$846
Novelis Inc.
Floating rate Term Loan Facility, due through June 2022	4.00%	1,800	(19)	(B)	1,781	1,731	(13)	(B)	1,718
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	7	—		7	9	—		9
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 242 billion)	2.77%	216	—		216	192	—		192
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 26 million)	7.50%	28	(1)	(C)	27	28	(1)	(C)	27
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 20 million)	5.91%	7	(1)	(D)	6	7	(1)	(D)	6
Other
Other debt, due through December 2020	6.19%	4	—		4	5	—		5
Total debt		5,583	(21)		5,562	5,318	(15)		5,303
Less: Short-term borrowings		(1,021)	—		(1,021)	(846)	—		(846)
Current portion of long term debt		(107)	—		(107)	(108)	—		(108)
Long-term debt, net of current portion		$4,455	$(21)		$4,434	$4,364	$(15)		$4,349

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of June 30, 2015, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 through 2016. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of June 30, 2015 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2015	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,128
2 years	89
3 years	1,205
4 years	26
5 years	22
Thereafter	3,113
Total	$5,583
Senior Secured Credit Facilities
     As of June 30, 2015, the senior secured credit facilities consisted of (1) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility), (2) a $1.2 billion five-year asset based loan facility (ABL Revolver) and (3) a $200 million 15-month subordinated secured lien revolving facility (Subordinated Lien Revolver). As of June 30, 2015, $18 million of the Term Loan Facility was due within one year.

In June 2015, we entered into the Subordinated Lien Revolver with a maturity date of September 10, 2016. The interest rate for the Subordinated Lien Revolver is equal to the higher of LIBOR and 0.75% plus a spread of 3.50% or 3.25% depending on the total net leverage ratio then in effect. The Subordinated Lien Revolver requires us to maintain a secured net leverage ratio of 4 to 1. Pursuant to the terms of the Term Loan Facility, such secured net leverage maintenance covenant will automatically apply to the Term Loan Facility as well for so long as the Subordinated Lien Revolver is in effect.

In June 2015, we entered into a Refinancing Amendment Agreement with respect to our Term Loan Facility. The Amendment increases the principal amount of the Term Loan Facility from $1.7 billion to $1.8 billion and extends the final maturity from December 17, 2017 to June 2, 2022; provided that, in the event that any series of our senior unsecured notes remain outstanding 92 days prior to its maturity date, then the Term Loan Facility will mature on such date, subject to limited exceptions. The loans under the Term Loan Facility accrue interest at the higher of LIBOR and 0.75% plus a 3.25% spread. The Amendment eliminates the senior secured net leverage covenant that requires us to maintain a minimum senior secured net leverage ratio. In addition, certain negative covenants were amended to increase the Company’s operational flexibility, including increasing flexibility to enter into working capital management programs and incur other debt.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.50% to 2.00% plus a prime spread of 0.50% to 1.00% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of June 30, 2015, we were in compliance with the covenants in the Term Loan Facility, ABL Revolver and Subordinated Lien Revolver.

Short-Term Borrowings
As of June 30, 2015, our short-term borrowings were $1,021 million, consisting of $788 million of loans under our ABL Revolver, $153 million in Novelis Brazil loans, $51 million (KRW 58 billion) in Novelis Korea loans, $18 million (CNY 110 million) in Novelis China loans, $10 million (VND 228 billion) in Novelis Vietnam loans and $1 million of other short-term borrowings.
As of June 30, 2015, $6 million of the ABL Revolver was utilized for letters of credit, and we had $271 million in remaining availability under the ABL Revolver.
As of June 30, 2015, the entire $200 million under the Subordinated Lien Revolver was available.
Novelis Korea has entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of June 30, 2015, we had $210 million (KRW 236 billion) in remaining availability under these facilities.
In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving facility agreements. As of June 30, 2015, we had $20 million in remaining availability under these facilities.
In fiscal year 2015, Novelis China entered into a committed facility. As of June 30, 2015, we had $7 million (CNY 41 million) in remaining availability under this facility.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if (1) any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of June 30, 2015, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through December 2016 for the 2017 Notes and through December 2018 for the 2020 Notes.
Korean Bank Loans
As of June 30, 2015, Novelis Korea had $77 million of outstanding long-term loans with various banks due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of June 30, 2015 there are $2 million of BNDES long-term loans due within one year.
Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.8 million).
During fiscal 2013 and 2014, Novelis Inc. entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
As of June 30, 2015, we had $4 million of other debt, including certain capital lease obligations, with due dates through December 2020.
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
During the three months ended June 30, 2015, we granted 1,780,370 RSUs, 6,203,196 Hindalco SARs, and 596,169 Novelis SARs. Total compensation (benefit) expense related to these plans for the respective periods is $(7) million and $4 million for the three months ended June 30, 2015, and 2014, respectively. These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2017, 2018 and 2019 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.
The cash payments made to settle SAR liabilities were $1 million and $5 million in the three months ended June 30, 2015 and 2014, respectively. Total cash payments made to settle Hindalco RSUs were $5 million and $2 million in the three months ended June 30, 2015 and 2014, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million, which is expected to be recognized over a weighted average period of 2.1 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $16 million, which is expected to be recognized over a weighted average period of 2.3 years. Unrecognized compensation expense related to the RSUs was $6 million, which will be recognized over the remaining weighted average vesting period of 1.9 years.

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

Components of net periodic benefit cost (credit) for all of our significant postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$12	$11	$1	$1
Interest cost	15	17	1	1
Expected return on assets	(17)	(17)	—	—
Amortization — losses, net	9	6	1	2
Amortization — prior service credit, net	(1)	(1)	(7)	(10)
Termination benefits / curtailments	—	1	—	(2)
Net periodic benefit cost (credit)	$18	$17	$(4)	$(8)

The average expected long-term rate of return on plan assets is 5.6% in fiscal 2016.
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

	Three Months Ended June 30,
	2015	2014
Funded pension plans	$3	$4
Unfunded pension plans	2	1
Savings and defined contribution pension plans	7	6
Total contributions	$12	$11
During the remainder of fiscal 2016, we expect to contribute an additional $24 million to our funded pension plans, $7 million to our unfunded pension plans and $15 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2015	2014
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(5)	$11
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	1	(11)
Currency gains, net	$(4)	$—

The following currency gains (losses) are included in “Accumulated other comprehensive loss” (“AOCI”) and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2015	Year Ended March 31, 2015

Cumulative currency translation adjustment — beginning of period	$(214)	$90
Effect of changes in exchange rates	42	(304)
Cumulative currency translation adjustment — end of period	$(172)	$(214)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of June 30, 2015 and March 31, 2015 (in millions).

	June 30, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$29	$—	$—	$—	$29
Currency exchange contracts	1	—	(29)	(10)	(38)
Energy contracts	—	—	(5)	(1)	(6)
Net investment hedges
Currency exchange contracts	3	—	—	—	3
Total derivatives designated as hedging instruments	$33	$—	$(34)	$(11)	$(12)
Derivatives not designated as hedging instruments
Aluminum contracts	79	—	(41)	—	38
Currency exchange contracts	14	—	(39)	—	(25)
Energy contracts	2	—	(14)	(5)	(17)
Total derivatives not designated as hedging instruments	95	—	(94)	(5)	(4)
Total derivative fair value	$128	$—	$(128)	$(16)	$(16)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	March 31, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$15	$—	$(5)	$—	$10
Currency exchange contracts	4	—	(42)	(15)	(53)
Energy contracts	—	—	(6)	(2)	(8)
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$24	$—	$(54)	$(17)	$(47)
Derivatives not designated as hedging instruments:
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	26	—	(54)	—	(28)
Energy contracts	3	—	(15)	(7)	(19)
Total derivatives not designated as hedging instruments	53	—	(95)	(7)	(49)
Total derivative fair value	$77	$—	$(149)	$(24)	$(96)

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) and from time to time we also use over-the-counter derivatives indexed to the Midwest transaction premium (collectively referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag, although we do not have derivatives contracts associated with local market premiums as these are not prevalent in the market.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 7 kt and 2 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2015 and March 31, 2015, respectively. One kilotonne (kt) is 1,000 metric tonnes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions).

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended June 30,
	2015	2014
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$—	$1
Designated Hedged Items	—	(1)
Net Ineffectiveness (A)	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net." There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 4 kt and 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2015 and March 31, 2015, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Such exposures do not extend beyond one year in length. We had 235 kt and 285 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of June 30, 2015 and March 31, 2015, respectively.
The remaining balance of our aluminum derivative contracts are not designated as accounting hedges. As of June 30, 2015 and March 31, 2015, we had 188 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The increase in the level of undesignated aluminum derivatives was driven by recent volatility in the local market premium component of our net selling prices. The average duration of undesignated contracts is less than six months.
The following table summarizes our notional amount (in kt).

	June 30, 2015	March 31, 2015
Hedge Type
Purchase (Sale)
Cash flow purchases	4	1
Cash flow sales	(235)	(285)
Fair value	7	2
Not designated	(188)	(36)
Total, net	(412)	(318)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $459 million and $590 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2015 and March 31, 2015, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $26 million and $28 million of outstanding foreign currency forwards designated as net investment hedges as of June 30, 2015 and March 31, 2015, respectively.
As of June 30, 2015 and March 31, 2015, we had outstanding currency exchange contracts with a total notional amount of $752 million and $868 million, respectively, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal 2016.
Energy
We own an interest in an electricity swap which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of June 30, 2015, and the fair value of this swap was a liability of $15 million as of June 30, 2015. As of March 31, 2015, the fair value of this electricity swap was a liability of $16 million.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 7 million MMBTUs designated as cash flow hedges as of June 30, 2015, and the fair value was a liability of $6 million. There were 7 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2015 and the fair value was a liability of $8 million. As of June 30, 2015 and March 31, 2015, we had 2 million of MMBTUs of natural gas forward purchase contracts that were not designated as hedges. The fair value as of June 30, 2015 and March 31, 2015 was a liability of $2 million and a liability of $3 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is approximately one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of June 30, 2015, we swapped $77 million (KRW 86 billion) floating rate loans to a weighted average fixed rate of 3.69%. All swaps expire concurrent with the maturity of the related loans. As of June 30, 2015 and March 31, 2015, $77 million (KRW 86 billion) and $78 million (KRW 86 billion), respectively, were designated as cash flow hedges.

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

	Three Months Ended June 30,
	2015	2014
Derivative Instruments Not Designated as Hedges
Aluminum contracts (C)	$31	$(7)
Currency exchange contracts	1	12
Energy contracts (A)	—	2
Gain recognized in "Other (income) expense, net"	32	7
Derivative Instruments Designated as Hedges
(Loss) gain recognized in "Other (income) expense, net" (B)	(6)	2
Total gain recognized in "Other (income) expense, net"	$26	$9
Balance sheet remeasurement currency exchange contract (losses) gains	$(1)	$11
Realized losses, net	(8)	(3)
Unrealized gains on other derivative instruments, net (C)	35	1
Total gain recognized in "Other (income) expense, net"	$26	$9

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

(C)	During the three months ended June 30, 2015, the level of undesignated aluminum derivatives was higher due to the recent volatility in the local market premium component of our net selling prices.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $3 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Cash flow hedging derivatives
Aluminum contracts	$37	$(21)	$(6)	$3
Currency exchange contracts	8	32	—	(1)
Energy contracts	—	—	—	—
Interest Rate Swaps	—	—	—	—
Total cash flow hedging derivatives	$45	$11	$(6)	$2
Net investment derivatives
Currency exchange contracts	(1)	—	—	—
Total	$44	$11	$(6)	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2015	2014
Energy contracts (A)	$(1)	$(1)	Other (income) expense, net
Energy contracts (C)	(2)	1	Cost of goods sold (B)
Aluminum contracts	13	(6)	Cost of goods sold (B)
Currency exchange contracts	(6)	1	Cost of goods sold (B)
Currency exchange contracts	3	4	Net sales
Currency exchange contracts	—	1	Other (income) expense, net
Total	$7	$—	Income before taxes
	(4)	—	Income tax benefit (provision)
	$3	$—	Net income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2015	$(213)	$(63)	$(285)	$(561)
Other comprehensive income (loss) before reclassifications	44	33	(8)	69
Amounts reclassified from AOCI	—	(3)	1	(2)
Net current-period other comprehensive income (loss)	44	30	(7)	67
Balance as of June 30, 2015	$(169)	$(33)	$(292)	$(494)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income (loss) before reclassifications	26	13	(5)	34
Amounts reclassified from AOCI	—	—	(3)	(3)
Net current-period other comprehensive income (loss)	26	13	(8)	31
Balance as of June 30, 2014	$115	$(7)	$(168)	$(60)

(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

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
The following section describes the valuation methodologies we use to measure our various financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.
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
The average forward price at June 30, 2015, estimated using the method described above, was $48 per megawatt hour, which represented a $4 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $34 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2015 and March 31, 2015, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2015 and March 31, 2015 (in millions).

	June 30, 2015		March 31, 2015
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$108	$(41)	$39	$(31)
Currency exchange contracts	18	(78)	35	(111)
Energy contracts	2	(10)	3	(14)
Interest rate swaps	—	—	—	(1)
Total level 2 instruments	128	(129)	77	(157)
Level 3 instruments
Energy contracts	—	(15)	—	(16)
Total level 3 instruments	—	(15)	—	(16)
Total gross	$128	$(144)	$77	$(173)
Netting adjustment (A)	(40)	40	(28)	28
Total net	$88	$(104)	$49	$(145)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

We recognized unrealized losses of less than $1 million for the three months ended June 30, 2015 related to Level 3 financial instruments that were still held as of June 30, 2015. These unrealized losses were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2015	$(16)
Unrealized/realized loss included in earnings (B)	1
Settlements	—
Balance as of June 30, 2015	$(15)

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

	June 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$17	$15	$15	$15
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,541	$4,519	$4,457	$4,659

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2015	2014
Foreign currency remeasurement gains, net (A)	$(4)	$—
Gain on change in fair value of other unrealized derivative instruments, net (B)	(35)	(1)
Loss on change in fair value of other realized derivative instruments, net (B)	8	3
Loss on sale of assets, net	1	1
Loss on Brazilian tax litigation, net (C)	1	2
Interest income	(2)	(1)
Gain on business interruption insurance recovery (D)	(5)	—
Other, net	6	1
Other (income) expense, net	$(30)	$5

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 11 - Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected failure of a motor, which resulted in lost shipments and profits during the fourth quarter of fiscal 2015. A repaired motor was installed and operations at the hotmill resumed, within approximately three weeks of the outage. We recognized gains of $5 million and $13 million during the first quarter of fiscal 2016 and fourth quarter of fiscal 2015, respectively, as partial settlements of the related business interruption recovery claim.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2015	2014
Pre-tax (loss) income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$(44)	$61
Canadian statutory tax rate	25%	25%
(Benefit) provision at the Canadian statutory rate	$(11)	$15
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	8	4
Exchange remeasurement of deferred income taxes	2	4
Change in valuation allowances	21	11
Income items not subject to tax	—	(1)
Dividends not subject to tax	(5)	(10)
Tax rate differences on foreign earnings	1	1
Other, net	(1)	—
Income tax provision	$15	$24
Effective tax rate	(33)%	39%

Exchange translation items relate to U.S. dollar denominated debt and other monetary items which will ultimately be taxed in local currency. The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of June 30, 2015, we had a net deferred tax liability of $113 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $551 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of June 30, 2015 were approximately $23 million, of which $19 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. Additionally, $19 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet as of June 30, 2015. As of March 31, 2015, $18 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	June 30, 2015	March 31, 2015
Cash deposits (A)	$3	$3

Short-term settlement liability (B)	$8	$7
Long-term settlement liability (B)	67	66
Total settlement liability	$75	$73

Liability for other disputes and claims (C)	$14	$12

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

	Three Months Ended June 30,
	2015	2014
Loss on Brazilian tax litigation, net	$1	$2
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of June 30, 2015 and March 31, 2015, we sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of June 30, 2015 were $55 million and as of March 31, 2015 were approximately $206 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of June 30, 2015 and March 31, 2015, there was no liability related to these repurchase obligations on our accompanying condensed consolidated balance sheets.

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
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants, including a facility with recycling operations, in Brazil. Our remaining smelting operations facilities ceased operations in December 2014. The majority of our power generation operations were sold during the fourth quarter of fiscal 2015.
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
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5 - Consolidation and Note 6 - Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

June 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$464	$—	$—	$—	$464
Total assets	$2,800	$3,158	$1,578	$1,559	$143	$9,238

March 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$447	$—	$—	$—	$447
Total assets	$2,744	$2,952	$1,663	$1,588	$155	$9,102

Selected Operating Results Three Months Ended June 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$886	$815	$533	$353	$47	$2,634
Net sales-intersegment	2	65	33	38	(138)	—
Net sales	$888	$880	$566	$391	$(91)	$2,634

Depreciation and amortization	$35	$25	$16	$15	$(4)	$87
Income tax (benefit) provision	$(15)	$(6)	$1	$17	$18	$15
Capital expenditures	$52	$56	$10	$8	$3	$129

Selected Operating Results Three Months Ended June 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$815	$880	$529	$403	$53	$2,680
Net sales-intersegment	6	34	27	17	(84)	—
Net sales	$821	$914	$556	$420	$(31)	$2,680

Depreciation and amortization	$34	$25	$20	$17	$(7)	$89
Income tax (benefit) provision	$(9)	$12	$3	$12	$6	$24
Capital expenditures	$19	$89	$20	$17	$(7)	$138

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table shows the reconciliation from segment income for each of our regions to “Net (loss) income attributable to our common shareholder” (in millions).

	Three Months Ended June 30,
	2015	2014
North America	$42	$64
Europe	(9)	79
Asia	36	37
South America	59	55
Intersegment eliminations	(1)	—
Depreciation and amortization	(87)	(89)
Interest expense and amortization of debt issuance costs	(80)	(81)
Adjustment to eliminate proportional consolidation	(7)	(8)
Unrealized gains on change in fair value of derivative instruments, net	35	1
Realized gains (losses) on derivative instruments not included in segment income	1	(1)
Gain on assets held for sale	—	11
Loss on extinguishment of debt	(13)	—
Restructuring and impairment, net	(15)	(6)
Loss on sale of fixed assets	(1)	(1)
Other costs, net	(5)	(2)
(Loss) income before income taxes	(45)	59
Income tax provision	15	24
Net (loss) income	(60)	35
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(60)	$35
Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2015	2014
Rexam (A)	18%	18%
Ball Corporation (A)	10%	11%

(A)	In February of 2015, Ball Corporation made an offer to acquire Rexam. The combination is subject to regulatory approvals and other customary conditions to closing.
Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2015	2014
Purchases from RTA as a percentage of total	14%	15%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION

Supplemental cash flow information is as follows (in millions).

	Three Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$123	$127
Income taxes paid	$10	$39
As of June 30, 2015, we recorded $69 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to June 30, 2015.

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

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$2,291	$633	$(456)	$2,634
Cost of goods sold (exclusive of depreciation and amortization)	177	2,099	579	(455)	2,400
Selling, general and administrative expenses	(7)	87	20	—	100
Depreciation and amortization	5	65	17	—	87
Research and development expenses	—	13	—	—	13
Interest expense and amortization of debt issuance costs	79	17	2	(18)	80
Loss on extinguishment of debt	13	—	—	—	13
Restructuring and impairment, net	9	5	1	—	15
Equity in net loss of non-consolidated affiliates	—	1	—	—	1
Equity in net income of consolidated subsidiaries	(21)	(6)	—	27	—
Other (income) expense, net	(30)	(25)	7	18	(30)
	225	2,256	626	(428)	2,679
(Loss) income before income taxes	(59)	35	7	(28)	(45)
Income tax provision	1	13	1	—	15
Net (loss) income	(60)	22	6	(28)	(60)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(60)	$22	$6	$(28)	$(60)
Comprehensive income (loss)	$7	$78	$(1)	$(79)	$5
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive income attributable to our common shareholder	$7	$78	$1	$(79)	$7

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$174	$2,235	$685	$(414)	$2,680
Cost of goods sold (exclusive of depreciation and amortization)	172	1,950	621	(414)	2,329
Selling, general and administrative expenses	(4)	91	21	—	108
Depreciation and amortization	4	64	21	—	89
Research and development expenses	—	12	—	—	12
Interest expense and amortization of debt issuance costs	80	14	3	(16)	81
Gain on assets held for sale, net	(5)	(6)	—	—	(11)
Restructuring and impairment, net	—	5	1	—	6
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(90)	(9)	—	99	—
Other (income) expense, net	(20)	4	5	16	5
	137	2,127	672	(315)	2,621
Income before taxes	37	108	13	(99)	59
Income tax provision	2	18	4	—	24
Net income	35	90	9	(99)	35
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$35	$90	$9	$(99)	$35
Comprehensive income	$66	$74	$44	$(117)	$67
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income attributable to our common shareholder	$66	$74	$43	$(117)	$66

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$310	$142	$—	$456
Accounts receivable, net of allowances
— third parties	33	1,143	254	—	1,430
— related parties	435	155	237	(772)	55
Inventories	41	1,166	322	(3)	1,526
Prepaid expenses and other current assets	8	97	25	—	130
Fair value of derivative instruments	10	109	11	(2)	128
Deferred income tax assets	—	42	8	—	50
Assets held for sale	—	5	—	—	5
Total current assets	531	3,027	999	(777)	3,780
Property, plant and equipment, net	92	2,583	879	—	3,554
Goodwill	—	596	11	—	607
Intangible assets, net	18	559	3	—	580
Investments in and advances to non-consolidated affiliates	—	464	—	—	464
Investments in consolidated subsidiaries	3,090	597	—	(3,687)	—
Deferred income tax assets	—	61	50	—	111
Other long-term assets
— third parties	56	58	11	—	125
— related parties	1,170	66	—	(1,219)	17
Total assets	$4,957	$8,011	$1,953	$(5,683)	$9,238
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$77	$—	$107
Short-term borrowings
— third parties	406	535	80	—	1,021
— related parties	45	151	—	(196)	—
Accounts payable
— third parties	33	1,199	585	—	1,817
— related parties	68	448	39	(509)	46
Fair value of derivative instruments	48	61	21	(2)	128
Accrued expenses and other current liabilities
— third parties	36	400	70	—	506
— related parties	—	60	7	(67)	—
Deferred income tax liabilities	—	18	—	—	18
Total current liabilities	658	2,880	879	(774)	3,643
Long-term debt, net of current portion
— third parties	4,266	27	141	—	4,434
— related parties	49	1,114	56	(1,219)	—
Deferred income tax liabilities	—	249	7	—	256
Accrued postretirement benefits	31	547	188	—	766
Other long-term liabilities	28	170	6	—	204
Total liabilities	5,032	4,987	1,277	(1,993)	9,303
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(985)	1,848	720	(2,568)	(985)
Accumulated other comprehensive (loss) income	(494)	(505)	(54)	559	(494)
Total (deficit) equity of our common shareholder	(75)	1,343	666	(2,009)	(75)
Noncontrolling interests	—	—	10	—	10
Total (deficit) equity	(75)	1,343	676	(2,009)	(65)
Total liabilities and (deficit) equity	$4,957	$8,011	$1,953	$(5,683)	$9,238

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$(111)	$(57)	$(108)	$(12)	$(288)
INVESTING ACTIVITIES
Capital expenditures	—	(120)	(9)	—	(129)
Proceeds (outflows) from investment in and advances to affiliates, net	16	(1)	(45)	29	(1)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(11)	3	1	—	(7)
Net cash provided by (used in) investing activities	5	(118)	(53)	29	(137)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	60	45	34	—	139
Principal payments of long-term and short-term borrowings
— third parties	(1)	(60)	(7)	—	(68)
— related parties	—	(45)	—	45	—
Revolving credit facilities and other, net
— third parties	12	160	10	—	182
— related parties	45	29	—	(74)	—
Intercompany dividends	—	(12)	—	12	—
Debt issuance costs	(10)	—	—	—	(10)
Net cash provided by financing activities	106	117	37	(17)	243
Net decrease in cash and cash equivalents	—	(58)	(124)	—	(182)
Effect of exchange rate changes on cash	—	3	7	—	10
Cash and cash equivalents — beginning of period	4	365	259	—	628
Cash and cash equivalents — end of period	$4	$310	$142	$—	$456

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	Three Months Ended June 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(79)	$67	$3	$(15)	$(24)
INVESTING ACTIVITIES
Capital expenditures	(4)	(114)	(20)	—	(138)
Proceeds from the sale of assets, net of transaction fees
— third parties	29	5	—	—	34
Proceeds (outflow) from investment in and advances to affiliates, net	235	(16)	—	(235)	(16)
Proceeds (outflow) from settlement of other undesignated derivative instruments, net	3	(9)	7	—	1
Net cash provided by (used in) investing activities	263	(134)	(13)	(235)	(119)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	95	10	—	105
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(5)	(35)	(13)	—	(53)
— related parties	—	(17)	—	17	—
Revolving credit facilities and other, net
— third parties	71	96	(1)	—	166
— related parties	—	(721)	—	721	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Intercompany dividends	—	(15)	—	15	—
Net cash used in financing activities	(184)	(97)	(1)	250	(32)
Net decrease in cash and cash equivalents	—	(164)	(11)	—	(175)
Effect of exchange rate changes on cash	—	(1)	4	—	3
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$4	$207	$126	$—	$337

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
OVERVIEW AND REFERENCES

Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2015. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2015, we had manufacturing operations in eleven countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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

References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the United States Securities and Exchange Commission (SEC) on May 12, 2015.

HIGHLIGHTS
We reported "Segment income" of $127 million for the first quarter of fiscal 2016, which is down 46% compared to the first quarter in the prior year. The decrease in "Segment income" was largely driven by $87 million of metal price lag caused by sharp declines in local market premiums. Period-to-period comparisons were also affected by higher costs associated with the commissioning of our expansion projects, partially offset by favorable product mix due to a strategic shift to grow automotive shipments.
Shipments of flat rolled products were flat when compared to the prior year comparable period, with 768 kt in shipments during the first quarter of 2016 compared to 770 kt during the first quarter of fiscal 2015. Regional shipments increased in North America by 5%, in Europe by 2%, and in Asia by 3%, while declining by 6% in South America. Global automotive shipments increased by 68% year over year.
We continue to make significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum in vehicles to improve vehicle performance and fuel efficiency by reducing vehicle weight. The two new automotive sheet finishing lines in our Oswego, New York facility are now quickly ramping up production, which is helping to contribute to record global automotive shipment levels. We have also commissioned a new automotive sheet finishing plant in Changzhou, China. In addition, a third automotive finishing line is under construction at our Oswego, New York facility, as is a second automotive finishing line at our Nachterstedt, Germany facility.
We reported a "Net loss" of $60 million in the three months ended June 30, 2015, compared with "Net income" of $35 million in the three months ended June 30, 2014. Net cash used in operating activities was $288 million for the three months ended June 30, 2015, reflecting lower earnings and higher working capital levels. Capital expenditures related to strategic expansion projects have declined as some of our larger projects have either recently commissioned or are in the commissioning phase. We spent $129 million on capital expenditures globally for the three months ended June 30, 2015 compared to $138 million in the same period in prior year.

BUSINESS AND INDUSTRY CLIMATE
The demand for aluminum by the automotive industry continues to grow rapidly. This demand has been driven by the benefits that result from using lighter weight materials in vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle handling, braking, and safety. We expect the automotive aluminum market to grow significantly through the end of the decade, which is driving the investments we have made in our automotive sheet finishing capacity in North America, Europe and Asia.
Base aluminum prices and local market premiums fell sharply in the first quarter of fiscal 2016, continuing a declining trend which began during the fourth quarter of fiscal 2015. These price declines are contractually passed through to the majority of our customers, although recognition in net selling prices precedes the recognition of metal price movements in our cost of goods sold. Although we use derivatives contracts to minimize the price lag associated with LME base aluminum prices, we do not use derivative contracts for local market premiums, as these are not prevalent in the market.
While economic growth and material substitution continues to drive increasing global demand for aluminum beverage cans, consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can market in the region. We expect the overcapacity for can products in North America to eventually lessen as producers of flat rolled aluminum products shift more hot mill rolling capacity toward automotive products. Slower economic growth and uncertainty in China and increased competition from Chinese suppliers of flat rolled aluminum products has put downward pressure on conversion premiums, primarily in can and specialty products. Additionally, the local market premium in Asia has been higher on average compared to historical levels, increasing our cost of metal to levels we have not been able to pass through to some of our customers, due to competitive conditions in the region.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	March 31, 2015	June 30, 2015
Net sales	$2,680	$2,831	$2,847	$2,789	$11,147	$2,634
Percentage increase (decrease) in net sales versus comparable previous year period	12%	17%	18%	9%	14%	(2)%
Rolled product shipments:
North America	249	260	255	243	1,007	261
Europe	246	234	218	240	938	252
Asia	188	186	198	196	768	193
South America	114	116	129	131	490	107
Eliminations	(27)	(31)	(43)	(52)	(153)	(45)
Total	770	765	757	758	3,050	768

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	9%	9%	(2)%	5%	5%
Europe	6%	4%	3%	(1)%	3%	2%
Asia	16%	19%	20%	25%	20%	3%
South America	24%	7%	5%	6%	10%	(6)%
Total	9%	7%	5%	1%	5%	—%

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

LME Base Aluminum Prices and Local Market Premiums

The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Percent
	2015	2014	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,789	$1,731	3%
Average cash price during the period	$1,769	$1,798	(2)%
Closing cash price as of end of period	$1,647	$1,851	(11)%

LME base aluminum prices began a declining trend in the fourth quarter of fiscal 2015. This trend continued during the first quarter of fiscal 2016 and on average, LME base aluminum prices were 2% lower compared to the prior year.

The prices we pay for aluminum also include local market premiums, which we pass through to most of our customers. These premiums globally have historically been fairly stable but increased steadily over the past two years. However, during the first quarter of fiscal 2016, the weighted average local market premium declined sharply. The weighted average local market premium was as follows:

	Three Months Ended June 30,		Percent
	2015	2014	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$265	$434	(39)%

In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." We purchase our metal inputs in Asia based on the LME and incur a local market premium, which has been significantly higher on average compared to historical levels. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers. The combination of slower economic growth in China and the increased competition from Chinese suppliers has put downward pressure on conversion premiums, primarily in can and specialty products in Asia.

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with metal price lag. These derivatives directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal. The volatility in local market premiums also results in metal price lag, although we do not have derivatives contracts associated with local market premiums as these are not prevalent in the market.

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
Foreign Currency and Related Hedging Activities

We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates.  We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation.  Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business.  The devaluation of the Euro against the U.S. dollar and the Swiss Franc for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 have had a negative impact on our financial results.  In Brazil, where our functional currency is the U.S. dollar, the devaluation of the Brazilian real against the U.S. dollar has had a positive impact on our financial results.  The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2015 and 2014:

	Exchange Rate as of		Average Exchange Rate
	June 30, 2015	March 31, 2015	Three Months Ended June 30,
			2015	2014
U.S. dollar per Euro	1.115	1.075	1.112	1.373
Swiss franc per Euro	1.042	1.045	1.041	1.218
Brazilian real per U.S. dollar	3.103	3.208	3.092	2.226
South Korean won per U.S. dollar	1,124	1,105	1,100	1,023
Canadian dollar per U.S. dollar	1.249	1.267	1.233	1.082
In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the first quarter of fiscal 2016 operating results with the first quarter of fiscal 2015, in South Korea and Europe, the stronger U.S. dollar resulted in unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015.

In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the first quarter of fiscal 2016, remeasurement hedging losses on the currency exchange contracts partially offset the foreign currency exchange balance sheet remeasurement gains arising from the non-functional currency denominated assets and liabilities being remeasured to the functional currency of certain operations. The increased volatility in the daily Brazilian real, Swiss Franc and Euro exchange rates versus the U.S. dollar resulted in a portion of the balance sheet remeasurement gains and losses not being fully offset by the foreign currency exchange hedges.  In South America, the foreign currency exchange hedging gains offset the foreign currency remeasurement losses on the Brazilian real denominated liabilities being remeasured to the U.S. dollar.  In Europe, a majority of foreign currency exchange remeasurement gains were offset by foreign currency exchange hedging losses on the U.S dollar denominated liabilities being remeasured to the Euro. In South Korea, the foreign currency exchange hedging losses partially offset the foreign currency remeasurement gains on the U.S. dollar denominated receivables.  For other foreign currency hedging programs, the unrealized gains or losses on other undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction.  The movement of currency exchange rates during the first quarter of fiscal 2016 and the first quarter of fiscal 2015 resulted in $1 million of net unrealized losses and $1 million of net unrealized gains, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014
“Net sales” decreased $46 million, or 2%, driven by a 2% decrease in average base aluminum prices, a 39% decrease in weighted average local market premiums, and the sale of our North American consumer foil operations, partially offset by the impact from our strategic shift to higher margin automotive products. Shipments of flat rolled products on a consolidated basis were essentially flat for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $71 million, or 3%, due to higher costs related to our strategic expansion projects, volume growth in the automotive sector and metal price lag, partially offset by the sale of our North American consumer foil operations. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $64 million.
“Loss before income taxes” for the three months ended June 30, 2015 was $45 million, compared to "Income before income taxes" of $59 million in the three months ended June 30, 2014, driven by significant unfavorable metal price lag of $87 million. The following additional items affected “Income before income taxes:”

•	"Selling, general and administrative expenses" decreased $8 million primarily due to various cost containment initiatives;

•
"Gain on assets held for sale" includes $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale agreement in South America during the three months ended June 30, 2014;

•	"Loss on extinguishment of debt" includes a $13 million loss on the partial extinguishment of our Term Loan Facility, which was amended during the quarter ended June 30, 2015;

•
"Restructuring and impairment, net" of $15 million for the three months ended June 30, 2015 includes $12 million of severance and impairment charges related to business restructuring events in our corporate headquarters. We also incurred $3 million of additional charges related to past restructuring actions in South America and Europe. We incurred $6 million for the three months ended June 30, 2014, which primarily included severance charges in our European region and environmental and other charges related to certain non-core assets in Brazil; and

•
Unrealized gains of $35 million for the three months ended June 30, 2015 includes an increase in the number of undesignated aluminum derivative transactions due to the recent volatility in local market premiums compared to $1 million of gains in the same period in the prior year, which is reported as "Other (income) expense, net."

Our effective tax rate for the three months ended June 30, 2015 was (33)%, primarily due to changes in our valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, unfavorable foreign exchange translation, and unfavorable remeasurement of deferred income taxes, partially offset by dividends not subject to tax and decreases in certain of our uncertain tax positions. Our effective tax rate for the three months ended June 30, 2014 was 39%, driven by low pre-tax income combined with changes in foreign currency rates on deferred income taxes in Brazil, partially offset by lower operating losses in the current period in a tax jurisdiction in which we have an 100% tax valuation allowance on the net operating losses.
We reported “Net loss attributable to our common shareholder” of $60 million for the three months ended June 30, 2015 as compared to “Net income attributable to our common shareholder” of $35 million for the three months ended June 30, 2014, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended June 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$888	$880	$566	$391	$(91)	$2,634
Shipments
Rolled products - third party	261	231	182	94	—	768
Rolled products - intersegment	—	21	11	13	(45)	—
Total rolled products	261	252	193	107	(45)	768
Non-rolled products	5	19	1	23	—	48
Total shipments	266	271	194	130	(45)	816

Selected Operating Results Three Months Ended June 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$821	$914	$556	$420	$(31)	$2,680
Shipments
Rolled products - third party	248	235	178	109	—	770
Rolled products - intersegment	1	11	10	5	(27)	—
Total rolled products	249	246	188	114	(27)	770
Non-rolled products	14	29	—	25	—	68
Total shipments	263	275	188	139	(27)	838

The following table reconciles changes in “Segment income” for the three months ended June 30, 2014 to the three months ended June 30, 2015 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment income - Three Months Ended June 30, 2014	$64	$79	$37	$55	$—	$235
Volume	10	8	3	(8)	(23)	(10)
Conversion premium and product mix	4	1	—	—	5	10
Conversion costs (C)	(11)	(27)	(3)	1	17	(23)
Metal price lag	(26)	(59)	(3)	1	—	(87)
Foreign exchange	—	(18)	3	12	—	(3)
Selling, general & administrative and research & development costs (D)	(1)	4	(1)	(3)	—	(1)
Other changes	2	3	—	1	—	6
Segment income (loss) - Three Months Ended June 30, 2015	$42	$(9)	$36	$59	$(1)	$127

(A)
Included in the North America "Segment income" for the three months ended June 30, 2014 were the operating results of our consumer foil operations in North America we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the three months ended June 30, 2015 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the three months ended June 30, 2014 to the three months ended June 30, 2015 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment income - Three Months Ended June 30, 2014	$64	$235
Volume	14	(6)
Conversion premium and product mix	14	20
Conversion costs	(22)	(34)
Metal price lag	(26)	(87)
Foreign exchange	—	(3)
Selling, general & administrative and research & development costs	(3)	(3)
Other changes	2	6
Net impact of North America consumer foil operations sold in fiscal 2015	(1)	(1)
Segment income - Three Months Ended June 30, 2015	$42	$127

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

(C)
Conversion costs include expenses incurred in production such as direct and indirect labor, energy, freight, scrap usage, alloys and hardeners, coatings, alumina, melt loss, the benefit of utilizing scrap and other metal costs. Conversion costs are excluding costs related to changes in mix. Fluctuations in this component reflect cost efficiencies (inefficiencies) during the period as well as cost (inflation) deflation.

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.

North America
“Net sales” increased $67 million, or 8%, reflecting higher automotive shipments partially offset by lower average base aluminum prices, lower local market premiums, lower can and industrial shipments and the sale of our consumer foil operations. As a result of our continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2016.
“Segment income” was $42 million, a decrease of 34%, reflecting significant unfavorable metal price lag of $26 million, lower shipments of can and industrial products, and higher costs associated with the start-up and support of new automotive capacity, partially offset by higher conversion premiums from the related product mix shift. Excluding the impact of our North American foil business, which was sold in June 2014, conversion premiums and conversion costs increased during the period. We also recognized a $5 million insurance settlement gain in the current quarter for a business interruption which occurred in the fourth quarter of fiscal 2015.
We have two new automotive sheet finishing lines at our Oswego, New York facility, which are ramping up production and contributing to automotive shipment growth. We are constructing a third automotive finishing line in our Oswego, New York facility, which is expected to begin commissioning at the end of calendar year 2015.
Europe
“Net sales” decreased $34 million, or 4%, due to unfavorable changes in foreign currency rates, lower average base aluminum prices, lower local market premiums and lower shipments of non-rolled products, partially offset by higher shipments of can and automotive products. We continue to experience strong market demand for automotive products.
“Segment loss” was $9 million, reflecting significant unfavorable metal price lag of $59 million, higher conversion costs, and unfavorable changes in foreign currency rates, partially offset by higher shipment levels for automotive products. Conversion premiums were higher due to automotive products making up a larger share of our overall product mix. The year over year impact from foreign exchange was unfavorable by $18 million. Conversion costs were unfavorable, primarily related to the higher fixed cost base associated with the ramp-up of our new recycling facility in Nachterstedt, Germany, where operational issues are temporarily constraining the facility's output.
We are in the process of constructing a second automotive finishing line in our Nachterstedt, Germany facility, which is expected to become operational at the end of calendar year 2015.
Asia
“Net sales” increased $10 million, or 2%, reflecting and higher shipments of can and automotive products, partially offset by lower average base aluminum prices. The increase in can volumes was driven by shipments to customers in the Middle East and Africa. We also increased intersegment shipments to Novelis North America and Novelis Europe.
“Segment income” was $36 million, a decrease of 3%, reflecting higher conversion costs and unfavorable metal price lag, partially offset by higher shipments, as discussed above. Higher conversion costs were driven by an increase in labor costs and higher energy rates. Many of our competitors in China price their metal off the Shanghai Metal Exchange, which does not have a local market premium. The purchase price for our metal inputs is based on the LME and results in us paying a local market premium, which we are unable to fully pass along to some of our customers.
We have commissioned a new automotive sheet finishing plant in Changzhou, China.
South America
“Net sales” decreased $29 million, or 7%, driven by lower average base aluminum prices, lower local market premiums, and lower shipments. Shipments of can products decreased compared to prior year largely due to demand associated with the FIFA World Cup in Brazil in June 2014, as well as slowing economic conditions in Brazil.
“Segment income” was $59 million, an increase of 7%, primarily reflecting favorable foreign currency, partially offset by lower shipment volumes, discussed above. Conversion costs were flat due to operational efficiencies, which were offset by higher labor, maintenance, and energy costs.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended June 30, 2015 and 2014 (in millions).

	Three Months Ended June 30,
	2015	2014
North America	$42	$64
Europe	(9)	79
Asia	36	37
South America	59	55
Intersegment eliminations	(1)	—
Total Segment income	127	235
Depreciation and amortization	(87)	(89)
Interest expense and amortization of debt issuance costs	(80)	(81)
Adjustment to eliminate proportional consolidation	(7)	(8)
Unrealized gains on change in fair value of derivative instruments, net	35	1
Realized gains (losses) on derivative instruments not included in segment income	1	(1)
Gain on assets held for sale	—	11
Loss on extinguishment of debt	(13)	—
Restructuring and impairment, net	(15)	(6)
Loss on sale of fixed assets	(1)	(1)
Other costs, net	(5)	(2)
(Loss) income before income taxes	(45)	59
Income tax provision	15	24
Net (loss) income	(60)	35
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(60)	$35
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

Liquidity and Capital Resources

Over the past four years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and we expect others to begin commissioning within the next year which, when operational, will generate additional operating cash flows.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to run our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.

Our Term Loan Facility was refinanced on June 2, 2015 and extended to June 2, 2022. Additionally, we entered into a new Subordinated Lien Revolver on June 10, 2015.
Available Liquidity
Our available liquidity as of June 30, 2015 and March 31, 2015 is as follows (in millions):

	June 30, 2015	March 31, 2015
Cash and cash equivalents	$456	$628
Availability under committed credit facilities	708	510
Total liquidity	$1,164	$1,138

Available liquidity increased $26 million to $1.2 billion as of June 30, 2015. The increase is primarily attributable to new committed credit facilities of $247 million, an increase in the ABL borrowing base of $142 million and net proceeds under our debt instruments of $64 million, offset by negative free cash flow of $425 million and a decrease from the impact of foreign currency on cash and other of $2 million. As of June 30, 2015, our availability under committed credit facilities of $708 million was comprised of $271 million under our ABL Revolver, $237 million under our Korea, China, and Middle East and Africa loan facilities and $200 million under our new Subordinated Lien Revolver.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2015, we held approximately $4 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2015, we held $84 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2015, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

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

The following table shows “Free cash flow” for the three months ended June 30, 2015 and 2014, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2015	2014	Change
Net cash used in operating activities	$(288)	$(24)	$(264)
Net cash used in investing activities	(137)	(119)	(18)
Less: Proceeds from sales of assets, net of transaction fees and hedging	—	(34)	34
Free cash flow	$(425)	$(177)	$(248)
Ending cash and cash equivalents	$456	$337	$119

“Free cash flow” was negative $425 million for the three months ended June 30, 2015, which was unfavorable by $248 million as compared to the three months ended June 30, 2014. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash used in operating activities was $288 million for the three months ended June 30, 2015, which was unfavorable compared to net cash used in operating activities of $24 million in the three months ended June 30, 2014. The unfavorable variance relates to sharply lower "Segment income", driven by significant unfavorable impacts from metal price lag, as well as a higher level of cash used for working capital. The following summarizes changes in working capital accounts (in millions).

	Three Months Ended June 30,
	2015	2014	Change
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$(130)	$(169)	$39
Inventories	(75)	(116)	41
Accounts payable	(29)	245	(274)
Other current assets and liabilities	(81)	(98)	17
Net change in working capital	$(315)	$(138)	$(177)

Three Months Ended June 30, 2015

"Accounts receivable, net" increased due to the timing of payments from our customers partially offset by 2% lower sales and higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of June 30, 2015 and March 31, 2015, we had factored, without recourse, certain trade receivable aggregating $628 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $37 million for the three months ended June 30, 2015. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to product mix and higher quantities on hand, partially offset by lower average metal costs. The higher quantities of inventory on hand at June 30, 2015 is the result of recent capacity expansions, as well as longer supply chains to support the auto sector and expand our scrap procurement network. As of June 30, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to June 30, 2015. Our estimated repurchase obligation for this inventory as of June 30, 2015 is $55 million compared to $206 million as of March 31, 2015, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" declined $29 million in the first quarter of fiscal 2016 due to lower base aluminum prices and lower local market premiums, partially offset by obtaining longer payment terms with certain vendors.

Included in cash flows from operating activities for the three months ended June 30, 2015 were $123 million of interest payments, $10 million of cash paid for income taxes, $10 million of payments on restructuring programs, and $12 million of contributions to our pension plans. As of June 30, 2015, we had $37 million of outstanding restructuring liabilities, of which $21 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we fully dismantle the smelter site in South America.

Three Months Ended June 30, 2014

We experienced an increase in "Accounts receivable, net" due to an increase in shipments, higher base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, partially offset by higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of June 30, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $300 million and $245 million, respectively, which had a favorable impact to net cash used in operating activities of $55 million for the quarter ended June 30, 2014. "Inventories" were higher due to an increase in quantities on hand, higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at June 30, 2014 is the result of additional capacity from our expansions which is resulting in higher purchase and shipment levels. As of June 30, 2014, we had sold approximately $70 million of prime, sheet ingot and scrap inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to June 30, 2014, based on market prices at the time of repurchase. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of fiscal 2014, the timing of payments on vendor payables outstanding as of June 30, 2014, and obtaining longer payment terms with certain vendors. "Other current liabilities" declined due to our semi-annual interest payment and annual incentive payments for fiscal 2014 made during the quarter.

Included in cash flows from operating activities for the three months ended June 30, 2014 were $127 million of interest payments, $39 million of cash paid on income taxes, $7 million of payments on restructuring programs, and $11 million of contributions to our pension plans.

Hedging Activities

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of June 30, 2015, we estimate there will be a net cash inflow of $9 million on the instruments that will settle in the three months ended September 30, 2015.

More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2015	2014	Change
Capital expenditures	$(129)	$(138)	$9
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(7)	1	(8)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	34	(34)
Outflows from investment in and advances to non-consolidated affiliates, net	(1)	(16)	15
Net cash used in investing activities	$(137)	$(119)	$(18)

We had $129 million of cash outflows for "Capital expenditures" for the three months ended June 30, 2015, compared to $138 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany. For the three months ended June 30, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. Also included in both periods presented above are maintenance related capital expenditures.

As of June 30, 2015, we had $69 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2015. We expect capital expenditures for fiscal 2016 to total approximately $400 million.

The settlement of undesignated derivative instruments resulted in cash outflow of $7 million and cash inflow of $1 million, in the three months ended June 30, 2015 and 2014, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

During the three months ended June 30, 2014, proceeds from asset sales were $30 million related to the sale of our consumer foil operations in North America and $4 million related to an arrangement to sell property and mining rights in Brazil.

“Outflows from investments in and advances to non–consolidated affiliates, net" for three months ended June 30, 2015 was primarily comprised of loans made to our non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Three Months Ended June 30,
	2015	2014	Change
Proceeds from issuance of long-term and short-term borrowings	$139	$105	$34
Principal payments of long-term and short-term borrowings	(68)	(53)	(15)
Revolving credit facilities and other, net	182	166	16
Return of capital to our common shareholder	—	(250)	250
Debt issuance costs	(10)	—	(10)
Net cash provided by (used in) financing activities	$243	$(32)	$275

Three Months Ended June 30, 2015

During the three months ended June 30, 2015, we received proceeds of $60 million related to the refinancing of the Term Loan as well as issuances of new short-term loans in Brazil, Korea and Vietnam of $45 million, $27 million and $7 million, respectively. We made principal repayments of $58 million on short-term loans in Brazil, $6 million on Vietnam principal repayments, $3 million on capital leases, and $1 million in other principal repayments. The change in our credit facilities balance is related to a net increase of $182 million on our ABL Revolver. In June 2015, we amended and extended our Term Loan by entering into a $1.8 billion seven-year secured term loan credit facility. Additionally, in June 2015, we entered into a new Subordinated Lien Revolver, which is a $200 million 15-month secured revolving facility.

As of June 30, 2015, our short-term borrowings were $1,021 million consisting of $788 million of loans under our ABL Revolver, $153 million in Novelis Brazil loans, $51 million in Novelis Korea bank loans, $18 million in Novelis China loans, $10 million in Novelis Vietnam loans, and $1 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.08% as of June 30, 2015. As of June 30, 2015, we had $271 million in remaining availability under the ABL Revolver, $237 million in availability under our Korea and China loan facilities, $200 million under the new Subordinated Lien Revolver and $20 million under our Middle East and Africa facilities. As of June 30, 2015, $6 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility.

Three Months Ended June 30, 2014
During the three months ended June 30, 2014, we received proceeds of $95 million related to the issuance of new short-term loans in Brazil, $7 million related to the issuance of new short-term loans in Korea, and $3 million related to the issuance of new short-term loans in Vietnam. We made principal repayments of $32 million on short-term loans in Brazil, $7 million on long-term loans in Korea, $5 million on our Term Loan Facility, $3 million on capital leases, and $6 million on other principal repayments. On April 30, 2014, we made a return of capital payment to our direct shareholder, AV Metals Inc., in the amount of $250 million. As of June 30, 2014, we had $278 million in remaining availability under the ABL Revolver and $176 million in availability under five Korean loan facilities.

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
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a full description of derivative instruments.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2015 and March 31, 2015, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2015 for more details.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2015, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2015.
RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.

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
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2015.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2015 condensed consolidated balance sheet.

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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2015, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(70)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended June 30, 2015, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Fluctuating energy costs worldwide, due to the changes in supply and demand, and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot be immediately recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2015, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural Gas	(10)%	(2)

Foreign Currency Exchange Risks
Exchange rate movements, particularly the Euro, the Swiss franc, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the Euro strengthens, but are adversely affected as the Euro weakens. In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency operating costs, we benefit as the real weakens, but are adversely affected as the real strengthens.

It is our policy to minimize exposures from non-functional currency denominated transactions within each of our operating segments. We use foreign exchange forward contracts, options and cross-currency swaps to manage exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include forecasted net sales, forecasted purchase commitments, capital expenditures and net investment in foreign subsidiaries. Our most significant non-U.S. dollar functional currency operations have the Euro and the Korean won as their functional currencies, respectively. Our Brazilian operations are U.S. dollar functional.

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive loss" in the Shareholder's deficit section of the accompanying condensed consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2015, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(22)
Euro	10%	(21)
Korean won	(10)%	(45)
Canadian dollar	(10)%	(2)
British pound	(10)%	(5)
Swiss franc	(10)%	(26)
Malaysian ringgit	(10)%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of June 30, 2015, this floor feature was in effect, which resulted in an interest rate of 4.00%. Due to the floor feature of the Term Loan Facility as of June 30, 2015, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 47 basis points (bps).

From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2015, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of June 30, 2015.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2015, given a 100 bps decrease in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia - KRW-CD-3200	(100)	bps	$—

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2015.
Item 5. Other Information

Appointment of President and Chief Executive Officer
On August 10, 2015, the Company appointed Steven Fisher as its President and Chief Executive Officer and entered into an agreement with Mr. Fisher in respect of his service as the Company’s President and Chief Executive Officer.  The agreement provides for a base salary of $750,000, a target annual incentive opportunity of 100% of base salary and a target long-term incentive opportunity of $2.5 million for fiscal year 2016 and certain other benefits.  The agreement also entitles Mr. Fisher to a lump sum payment if his employment is terminated by the Company without cause (as defined in the agreement) or by Mr. Fisher for good reason (as defined in the agreement) equal to 2.0 times the sum of his annual base salary plus target short-term incentive for the year, in each case as in effect at the date of the agreement.  Upon such termination, Mr. Fisher would also be entitled to receive (i) a special one-time payment to assist with post-employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under the Company’s retirement plans; and (iv) accelerated vesting, if applicable, under the Company’s retirement plans. The agreement contains customary non-competition and non-solicitation provisions that prohibit Mr. Fisher from competing with us or soliciting our customers, suppliers or employees for a period of 24 months following termination.  Prior to his appointment, Mr. Fisher served as Interim President and Chief Executive Officer since April 2015 and Chief Financial Officer since 2007.
Director Biographical Information

In our Annual Report on Form 10-K filed with the Commission on May 12, 2015, we reported that the Vice Chairman of our Board of Directors, Mr. Debnarayan Bhattacharya, serves as a director of Pidilite Industries Limited.  In fact, Mr. Bhattacharya no longer serves as a director of Pidilite Industries Limited.

Item 6. Exhibits

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2015 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1
Refinancing Amendment Agreement, dated as of June 2, 2015, among Novelis Inc. as borrower, AV metals Inc., the subsidiary guarantors thereto, the refinancing term lenders thereto and Bank of America as administrative agent

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
Date: August 11, 2015

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2015 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1
Refinancing Amendment Agreement, dated as of June 2, 2015, among Novelis Inc. as borrower, AV metals Inc., the subsidiary guarantors thereto, the refinancing term lenders thereto and Bank of America as administrative agent

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