Form 10-Q
period 2015-09-30
Novelis Inc.
filed 2015-11-09
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2015, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$2,482	$2,831	$5,116	$5,511
Cost of goods sold (exclusive of depreciation and amortization)	2,241	2,483	4,641	4,812
Selling, general and administrative expenses	100	103	200	211
Depreciation and amortization	89	90	176	179
Interest expense and amortization of debt issuance costs	82	82	162	163
Research and development expenses	13	12	26	24
Gain on assets held for sale	—	—	—	(11)
Loss on extinguishment of debt	—	—	13	—
Restructuring and impairment, net	4	7	19	13
Equity in net loss of non-consolidated affiliates	1	—	2	2
Other (income) expense, net	(32)	18	(62)	23
	2,498	2,795	5,177	5,416
(Loss) income before income taxes	(16)	36	(61)	95
Income tax (benefit) provision	(3)	(2)	12	22
Net (loss) income	(13)	38	(73)	73
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to our common shareholder	$(13)	$38	$(73)	$73
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
(in millions)

	Three Months Ended September 30,
	2015	2014
Net (loss) income	$(13)	$38
Other comprehensive (loss) income:
Currency translation adjustment	(61)	(133)
Net change in fair value of effective portion of cash flow hedges	(48)	(7)
Net change in pension and other benefits	9	10
Other comprehensive loss before income tax effect	(100)	(130)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(5)	6
Other comprehensive loss, net of tax	(95)	(136)
Comprehensive loss	(108)	(98)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	—	(2)
Comprehensive loss attributable to our common shareholder	$(108)	$(96)

	Six Months Ended September 30,
	2015	2014
Net (loss) income	$(73)	$73
Other comprehensive (loss) income:
Currency translation adjustment	(19)	(106)
Net change in fair value of effective portion of cash flow hedges	(10)	6
Net change in pension and other benefits	—	(3)
Other comprehensive loss before income tax effect	(29)	(103)
Income tax provision related to items of other comprehensive loss	1	1
Other comprehensive loss, net of tax	(30)	(104)
Comprehensive loss	(103)	(31)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	(2)	(1)
Comprehensive loss attributable to our common shareholder	$(101)	$(30)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$462	$628
Accounts receivable, net
— third parties (net of uncollectible accounts of $3 as of September 30, 2015 and March 31, 2015)	1,155	1,289
— related parties	55	53
Inventories	1,349	1,431
Prepaid expenses and other current assets	104	112
Fair value of derivative instruments	102	77
Deferred income tax assets	43	79
Assets held for sale	5	6
Total current assets	3,275	3,675
Property, plant and equipment, net	3,488	3,542
Goodwill	607	607
Intangible assets, net	566	584
Investment in and advances to non–consolidated affiliate	464	447
Deferred income tax assets	95	95
Other long–term assets
— third parties	116	137
— related parties	19	15
Total assets	$8,630	$9,102
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$102	$108
Short–term borrowings	901	846
Accounts payable
— third parties	1,435	1,854
— related parties	49	44
Fair value of derivative instruments	159	149
Accrued expenses and other current liabilities	593	572
Deferred income tax liabilities	1	20
Total current liabilities	3,240	3,593
Long–term debt, net of current portion	4,418	4,349
Deferred income tax liabilities	196	261
Accrued postretirement benefits	765	748
Other long–term liabilities	185	221
Total liabilities	8,804	9,172
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2015 and March 31, 2015	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(998)	(925)
Accumulated other comprehensive loss	(589)	(561)
Total deficit of our common shareholder	(183)	(82)
Noncontrolling interests	9	12
Total deficit	(174)	(70)
Total liabilities and deficit	$8,630	$9,102
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(73)	$73
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	176	179
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(12)	14
Gain on assets held for sale	—	(11)
Loss on sale of assets	1	3
Impairment charges	2	—
Loss on extinguishment of debt	13	—
Deferred income taxes	(44)	(18)
Amortization of fair value adjustments, net	6	6
Equity in net loss of non-consolidated affiliates	2	2
Gain on foreign exchange remeasurement of debt	(6)	(3)
Amortization of debt issuance costs and carrying value adjustments	10	13
Other, net	—	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	127	(187)
Inventories	87	(369)
Accounts payable	(384)	295
Other current assets	10	(29)
Other current liabilities	25	27
Other noncurrent assets	19	(2)
Other noncurrent liabilities	(22)	(5)
Net cash used in operating activities	(63)	(13)
INVESTING ACTIVITIES
Capital expenditures	(204)	(264)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	34
Outflows from investment in and advances to non-consolidated affiliates, net	(4)	(11)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(14)	3
Net cash used in investing activities	(221)	(238)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	140	198
Principal payments of long-term and short-term borrowings	(135)	(126)
Revolving credit facilities and other, net	123	248
Return of capital to our common shareholder	—	(250)
Dividends, noncontrolling interest	(1)	(1)
Debt issuance costs	(13)	—
Net cash provided by financing activities	114	69
Net decrease in cash and cash equivalents	(170)	(182)
Effect of exchange rate changes on cash	4	(1)
Cash and cash equivalents — beginning of period	628	509
Cash and cash equivalents — end of period	$462	$326

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (unaudited)
(in millions, except number of shares)

	Deficit of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Deficit
	Shares	Amount
Balance as of March 31, 2015	1,000	$—	$1,404	$(925)	$(561)	$12	$(70)
Net loss attributable to our common shareholder	—	—	—	(73)	—	—	(73)
Currency translation adjustment, net of tax provision of $ - million included in AOCI	—	—	—	—	(16)	(3)	(19)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 million included in AOCI	—	—	—	—	(12)	—	(12)
Change in pension and other benefits, net of tax benefit of $1 million included in AOCI	—	—	—	—	—	1	1
Noncontrolling interest cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of September 30, 2015	1,000	$—	$1,404	$(998)	$(589)	$9	$(174)
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
Organization and Description of Business
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2015. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2015, we had manufacturing operations in 11 countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated “Net (loss) income attributable to our common shareholder” includes our share of net income (loss) of these entities. Our condensed consolidated financial statements include our "Investment in and advances to non-consolidated affiliates" and "Equity in net loss of non-consolidated affiliates.
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) the fair value of derivative financial instruments; (2) impairment of goodwill; (3) impairment of long lived assets and other intangible assets; (4) impairment and assessment of consolidation of equity investments; (5) actuarial assumptions related to pension and other postretirement benefit plans; (6) tax uncertainties and valuation allowances; and (7) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.

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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which provides an optional one-year deferral of the effective date. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.
In February 2015, the FASB issued ASU No. 2015-02, Consolidations (Topic 810): Amendments to the Consolidations Analysis, which when effective, will (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. Adoption of this standard is not expected to have any impact on our consolidated financial position and results of operations.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which, when effective, will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet or each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. Adoption of this standard will impact the presentation of deferred debt issuance costs on our consolidated financial position. We have determined that the adoption of these changes as of September 30, 2015 would have resulted in a decrease of approximately $34 million to "Other long-term assets" and "Long-term debt, net of current portion" on the accompanying condensed consolidated Balance Sheet, and that we would continue to present debt issuance costs related to lines of credit as an asset. The future impact of the adoption on balance sheet classification may be impacted by future amortization and debt refinancing.

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
In July 2015, the FASB issued ASU 2015-011, Inventory (Topic 330): Simplifying the Measurement of Inventory, which, when effective, will remove the requirement to measure inventory at the lower of cost or market whereas market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin, and require an entity to measure inventory at the lower of cost and net realizable value. Lower of cost and net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016 including interim periods within those fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We will adopt this standard on April 1, 2016, the start of our next fiscal year. Adoption of this standard is not expected to have any impact on our consolidated financial position and results of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the six months ended September 30, 2015 and 2014 was $19 million and $13 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2015	$32
-Provisions	18
-Reversal of expense	(1)
Expenses, net	17	$2	$19	$—	$19
Cash payments	(14)
Foreign currency and other (C)	(6)
Balance as of September 30, 2015	$29

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of September 30, 2015, $20 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $9 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of September 30, 2015, the restructuring liability for the North America segment was $1 million. The other regional and corporate restructuring activities are described in more detail on the subsequent pages.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe
The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - Europe
Business optimization
Severance	$2	$3	$43

Total restructuring charges - Europe	$2	$3	$43

Restructuring payments - Europe
Severance	$(3)	$(12)
Total restructuring payments - Europe	$(3)	$(12)
The business optimization actions include the shutdown of facilities, staff rationalization and other activities to optimize our business in Europe. As of September 30, 2015, the restructuring liability for the Europe segment was $5 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - South America
Ouro Preto closures
Severance	$1	$14	$5
Asset impairments (A)	—	5	1
Environmental charges	—	6	16
Contract termination and other exit related costs	1	5	6

Other past restructuring programs	—	1	20
Total restructuring charges - South America	$2	$31	$48

Restructuring payments - South America
Severance	$(2)	$(12)
Other	(2)	(4)
Total restructuring payments - South America	$(4)	$(16)
(A)     These charges were not recorded through the restructuring liability.
We ceased operations at the smelter in Ouro Preto, Brazil, in December 2014. This decision was made in an effort to further align our global sustainability strategy, and exit non-core operations. Certain charges associated with this closure are reflected within the "Ouro Preto smelter closures" section above, along with our closure of a pot line in Ouro Preto, Brazil, in fiscal 2013. As of September 30, 2015, the restructuring liability for the South America segment was $18 million and related to $12 million of environmental charges, $1 million of certain labor related charges, and $5 million of other exit related costs.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Corporate
The following table summarizes our restructuring activity for our corporate office by plan (in millions).

	Six Months Ended September 30,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Corporate Restructuring Program
Severance	$13	$—	$—
Asset impairments (A)	1	—	—
Total restructuring charges - Corporate	$14	$—	$—

Restructuring payments - Corporate
Severance	$(7)	$—
Lease Termination Costs	—	(1)
Total restructuring payments - Corporate	$(7)	$(1)
(A)     These charges were not recorded through the restructuring liability.
During the first quarter of fiscal 2016, the Company implemented a series of restructuring actions at the global headquarters office to better align the organization structure and corporate staffing levels with strategic priorities. An impairment charge related to certain software items was also recorded as part of this restructuring action. As of September 30, 2015, the restructuring liability for the corporate office was $5 million and related to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	September 30, 2015	March 31, 2015
Finished goods	$292	$358
Work in process	504	531
Raw materials	419	419
Supplies	134	123
Inventories	$1,349	$1,431

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
In April 2014, we entered into agreements to sell certain hydroelectric power generation operations in South America and our share of the joint venture of the Consorcio Candonga to two separate parties. In December 2014, we sold our share of the joint venture of the Consorcio Candonga. Additionally, we sold the majority of our hydroelectric power generation operations fully owned by the Company in February 2015. The remaining hydroelectric power generation assets which are Property, plant, and equipment, totaling $5 million as of September 30, 2015 and $6 million as of March 31, 2015, were classified as "Assets held for sale" in our condensed consolidated balance sheets. The contract for the sale of these remaining operations is subject to resolution of certain operating license issues and final regulatory approval.
"Gain on assets held for sale" includes $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale in South America during the six months ended September 30, 2014.

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
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing the activities of Logan. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan's creditors do not have recourse to our general credit.
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

	September 30, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$3	$2
Accounts receivable	30	40
Inventories	59	52
Prepaid expenses and other current assets	1	1
Total current assets	93	95
Property, plant and equipment, net	14	20
Goodwill	12	12
Deferred income taxes	69	65
Other long-term assets	4	4
Total assets	$192	$196
Liabilities
Current liabilities
Accounts payable	$24	$33
Accrued expenses and other current liabilities	11	12
Total current liabilities	35	45
Accrued postretirement benefits	170	166
Other long-term liabilities	2	2
Total liabilities	$207	$213

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
We have a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), which serves our Europe region with rolling and remelt tolling services. We also had a non-consolidated affiliate, Consorcio Candonga (Candonga), which we sold in December 2014, that provided hydroelectric power generation operations. Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with these non-consolidated affiliates, which we classify as related party transactions and balances. We account for these affiliates using the equity method.
The following table summarizes the results of operations of these equity method affiliates, and the nature and amounts of significant transactions we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net sales	$117	$138	$234	$276
Costs and expenses related to net sales	115	141	233	287
Provision (benefit) for taxes on income	3	(3)	2	(5)
Net loss	$(1)	$—	$(1)	$(6)
Purchases of tolling services from Alunorf	$59	$69	$117	$138

Additionally, we earned less than $1 million of interest income on a loan due from Alunorf.

The following table describes the period-end account balances that we had with our remaining non-consolidated affiliate, Alunorf, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf.

	September 30, 2015	March 31, 2015
Accounts receivable-related parties	$55	$53
Other long-term assets-related parties	$19	$15
Accounts payable-related parties	$49	$44

As noted above, we have a loan due from Alunorf, which is presented in "Other long-term assets-related parties" during each of the periods in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of September 30, 2015 and March 31, 2015.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2015, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of September 30, 2015, this guarantee totaled $2 million, though an associated liability for the Novelis is not currently probable.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with Hindalco. During the six months ended September 30, 2015 and 2014, “Net sales” were less than $1 million between Novelis and Hindalco. As of September 30, 2015 and March 31, 2015, there were less than $1 million and $1 million in "Accounts receivable, net" outstanding, respectively, related to transactions with Hindalco.
On April 30, 2014, we paid a return of capital to our direct shareholder, AV Metals Inc., in the amount of $250 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	September 30, 2015					March 31, 2015
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	3.05%	$901	$—		$901	$846	$—		$846
Novelis Inc.
Floating rate Term Loan Facility, due through June 2022	4.00%	1,796	(18)	(B)	1,778	1,731	(13)	(B)	1,718
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	7	—		7	9	—		9
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 242 billion)	2.67%	203	—		203	192	—		192
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 25 million)	7.50%	26	(1)	(C)	25	28	(1)	(C)	27
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 19 million)	5.92%	5	(1)	(D)	4	7	(1)	(D)	6
Other
Other debt, due through December 2020	6.29%	3	—		3	5	—		5
Total debt		5,441	(20)		5,421	5,318	(15)		5,303
Less: Short-term borrowings		(901)	—		(901)	(846)	—		(846)
Current portion of long term debt		(102)	—		(102)	(108)	—		(108)
Long-term debt, net of current portion		$4,438	$(20)		$4,418	$4,364	$(15)		$4,349

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of September 30, 2015, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 through 2016. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of September 30, 2015 for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2015	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,003
2 years	83
3 years	1,200
4 years	26
5 years	20
Thereafter	3,109
Total	$5,441
Senior Secured Credit Facilities
     As of September 30, 2015, the senior secured credit facilities consisted of (1) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility), (2) a $1.2 billion five-year asset based loan facility (ABL Revolver) and (3) a $200 million 15-month subordinated secured lien revolving facility (Subordinated Lien Revolver). As of September 30, 2015, $18 million of the Term Loan Facility is due within one year.
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
In June 2015, we entered into a Refinancing Amendment Agreement with respect to our Term Loan Facility. The Amendment increases the principal amount of the Term Loan Facility from $1.7 billion to $1.8 billion and extends the final maturity from December 17, 2017 to June 2, 2022; provided that, in the event that any series of our senior unsecured notes remain outstanding 92 days prior to its maturity date, then the Term Loan Facility will mature on such date, subject to limited exceptions. The loans under the Term Loan Facility accrue interest at the higher of LIBOR and 0.75% plus a 3.25% spread. The Amendment eliminates the senior secured net leverage covenant that requires us to maintain a minimum senior secured net leverage ratio (subject to the terms disclosed in the preceding paragraph). In addition, certain negative covenants were amended to increase the Company’s operational flexibility, including increasing flexibility to enter into working capital management programs and incur other debt.

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
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of September 30, 2015, we were in compliance with the covenants in the Term Loan Facility, ABL Revolver and Subordinated Lien Revolver.
Short-Term Borrowings
As of September 30, 2015, our short-term borrowings were $901 million, consisting of $596 million of loans under our ABL Revolver, $98 million in Novelis Brazil loans, $90 million under our Subordinated Lien Revolver, $48 million (KRW 58 billion) in Novelis Korea loans, $33 million in Novelis Middle East and Africa loans, $27 million (CNY 173 million) in Novelis China loans, $7 million (VND 186 billion) in Novelis Vietnam loans and $2 million of other short-term borrowings.
As of September 30, 2015, $7 million of the ABL Revolver availability was utilized for letters of credit, and we had $187 million in remaining availability under the ABL Revolver.
As of September 30, 2015, $110 million under the Subordinated Lien Revolver was available.
Novelis Korea has entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of September 30, 2015, we had $198 million (KRW 236 billion) in remaining availability under these facilities.
In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving facility agreements. As of September 30, 2015, we had $7 million in remaining availability under these facilities.
In fiscal year 2015, Novelis China entered into a committed facility. On September 16, 2015 the committed facility for Novelis China was increased to $31 million (200 million CNY). As of September 30, 2015, we had $4 million (CNY 27 million) in remaining availability under this facility.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if (1) any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of September 30, 2015, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through December 2016 for the 2017 Notes and through December 2018 for the 2020 Notes.
Korean Bank Loans
As of September 30, 2015, Novelis Korea had $72 million (KRW 86 billion) of outstanding long-term loans with various banks due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of September 30, 2015 there are $1 million of BNDES long-term loans due within one year.
Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan Inc. for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.8 million).
During fiscal 2013 and 2014, Novelis Inc. entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
As of September 30, 2015, we had $3 million of other debt, including certain capital lease obligations, with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), and phantom restricted stock units (RSUs) are granted to certain executive officers and key employees. The RSUs are based on Hindalco's stock price. The Hindalco SARs and Novelis SARs vest at the rate of 25% per year, subject to the achievement of an annual performance target, and expire 7 years from their original grant date. The performance criterion for vesting of both the Hindalco SARs and Novelis SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The RSUs vest in full three years from the grant date, subject to continued employment with the Company, but are not subject to performance criteria.
During the six months ended September 30, 2015, we granted 1,816,560 RSUs, 6,329,281 Hindalco SARs, and 608,289 Novelis SARs. Total compensation expense (benefit) related to these plans for the respective periods is less than $1 million and $3 million for the three months ended September 30, 2015, and 2014; and $(6) million and $7 million for the six months ended September 30, 2015 and 2014, respectively. These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2017, 2018 and 2019 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.
The cash payments made to settle SAR liabilities were $2 million and $7 million in the six months ended September 30, 2015 and 2014, respectively. Total cash payments made to settle Hindalco RSUs were $5 million and $3 million in the six months ended September 30, 2015 and 2014, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $3 million, which is expected to be recognized over a weighted average period of 2.3 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $14 million, which is expected to be recognized over a weighted average period of 2.4 years. Unrecognized compensation expense related to the RSUs was $3 million, which will be recognized over the remaining weighted average vesting period of 1.7 years.

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
Components of net periodic benefit cost (credit) for all of our postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$12	$11	$1	$1
Interest cost	14	17	2	2
Expected return on assets	(17)	(18)	—	—
Amortization — losses, net	9	6	1	2
Amortization — prior service credit, net	—	—	(7)	(9)
Net periodic benefit cost (credit)	$18	$16	$(3)	$(4)

	Pension Benefit Plans		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Service cost	$24	$22	$2	$2
Interest cost	29	34	3	3
Expected return on assets	(34)	(35)	—	—
Amortization — losses	18	12	2	4
Amortization — prior service credit, net	(1)	(1)	(14)	(19)
Termination benefits / curtailments	—	1	—	(2)
Net periodic benefit cost (credit)	$36	$33	$(7)	$(12)
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Funded pension plans	$3	$8	$6	$12
Unfunded pension plans	3	3	5	4
Savings and defined contribution pension plans	6	5	13	11
Total contributions	$12	$16	$24	$27
During the remainder of fiscal 2016, we expect to contribute an additional $16 million to our funded pension plans, $5 million to our unfunded pension plans and $9 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Gain on remeasurement of monetary assets and liabilities, net	$(46)	$(13)	$(51)	$(2)
Loss released from accumulated other comprehensive loss	1	1	1	1
Loss recognized on balance sheet remeasurement currency exchange contracts, net	48	13	49	2
Currency losses (gains), net	$3	$1	$(1)	$1
The following currency losses are included in “Accumulated other comprehensive loss” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2015	Year Ended March 31, 2015

Cumulative currency translation adjustment — beginning of period	$(214)	$90
Effect of changes in exchange rates	(19)	(304)
Cumulative currency translation adjustment — end of period	$(233)	$(214)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of September 30, 2015 and March 31, 2015 (in millions).

	September 30, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$30	$—	$(1)	$—	$29
Currency exchange contracts	—	—	(54)	(18)	(72)
Energy contracts	—	—	(5)	(1)	(6)
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	3	—	—	—	3
Fair value hedges
Aluminum contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	$33	$—	$(62)	$(19)	$(48)
Derivatives not designated as hedging instruments
Aluminum contracts	51	—	(40)	—	11
Currency exchange contracts	15	—	(42)	—	(27)
Energy contracts	3	—	(15)	(2)	(14)
Total derivatives not designated as hedging instruments	69	—	(97)	(2)	(30)
Total derivative fair value	$102	$—	$(159)	$(21)	$(78)

	March 31, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$15	$—	$(5)	$—	$10
Currency exchange contracts	4	—	(42)	(15)	(53)
Energy contracts	—	—	(6)	(2)	(8)
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$24	$—	$(54)	$(17)	$(47)
Derivatives not designated as hedging instruments:
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	26	—	(54)	—	(28)
Energy contracts	3	—	(15)	(7)	(19)
Total derivatives not designated as hedging instruments	53	—	(95)	(7)	(49)
Total derivative fair value	$77	$—	$(149)	$(24)	$(96)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag, although we do not have derivative contracts associated with local market premiums as these are not prevalent in the market.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 10 kt and 2 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2015 and March 31, 2015, respectively. One kilotonne (kt) is 1,000 metric tonnes.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions).

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$(1)	$—	$(1)	$1
Designated Hedged Items	1	—	1	(1)
Net Ineffectiveness (A)	$—	$—	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net." There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 14 kt and 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2015 and March 31, 2015, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond one year in length. We had 295 kt and 285 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of September 30, 2015 and March 31, 2015, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of September 30, 2015 and March 31, 2015, we had 98 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months.
The following table summarizes our notional amount (in kt).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	September 30, 2015	March 31, 2015
Hedge Type
Purchase (Sale)
Cash flow purchases	14	1
Cash flow sales	(295)	(285)
Fair value	10	2
Not designated	(98)	(36)
Total, net	(369)	(318)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $707 million and $590 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2015 and March 31, 2015, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $22 million and $28 million of outstanding foreign currency forwards designated as net investment hedges as of September 30, 2015 and March 31, 2015, respectively.
As of September 30, 2015 and March 31, 2015, we had outstanding currency exchange contracts with a total notional amount of $555 million and $868 million, respectively, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal 2016.
Energy
We own an interest in an electricity swap, which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of September 30, 2015, and the fair value of this swap was a liability of $12 million as of September 30, 2015. As of March 31, 2015, the fair value of this electricity swap was a liability of $16 million.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 6 million MMBTUs designated as cash flow hedges as of September 30, 2015, and the fair value was a liability of $6 million. There were 7 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2015 and the fair value was a liability of $8 million. As of September 30, 2015 and March 31, 2015, we had 1 million and 2 million of MMBTUs, respectively, of natural gas forward purchase contracts that were not designated as hedges. The fair value as of September 30, 2015 and March 31, 2015 was a liability of $2 million and a liability of $3 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of September 30, 2015, we swapped $183 million (KRW 219 billion) floating rate loans to a weighted average fixed rate of 3.23%. All swaps expire concurrent with the maturity of the related loans. As of September 30, 2015 and March 31, 2015, $183 million (KRW 219 billion) and $78 million (KRW 86 billion), respectively, were designated as cash flow hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(Loss) Gain Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other (income) expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Derivative Instruments Not Designated as Hedges
Aluminum contracts (C)	$9	$(20)	$40	$(27)
Currency exchange contracts	(55)	(14)	(54)	(2)
Energy contracts (A)	2	2	2	4
Loss recognized in "Other (income) expense, net"	(44)	(32)	(12)	(25)
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	22	6	16	8
Total (loss) gain recognized in "Other (income) expense, net"	$(22)	$(26)	$4	$(17)
Balance sheet remeasurement currency exchange contract losses	$(49)	$(14)	$(50)	$(3)
Realized gains (losses), net	42	(11)	34	(14)
Unrealized (losses) gains on other derivative instruments, net (C)	(15)	(1)	20	—
Total (loss) gain recognized in "Other (income) expense, net"	$(22)	$(26)	$4	$(17)

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

(C)
During the three and six months ended September 30, 2015, the level of undesignated aluminum derivatives was higher due to the recent volatility in the local market premium component of our net selling prices.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $46 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Cash flow hedging derivatives
Aluminum contracts	$21	$(27)	$59	$(48)	$22	$7	$16	$10
Currency exchange contracts	(51)	(19)	(43)	13	—	—	—	(1)
Energy contracts	(2)	(3)	(2)	(3)	—	—	—	—
Interest Rate Swaps	1	—	—	—	—	—	—	—
Total cash flow hedging derivatives	$(31)	$(49)	$14	$(38)	$22	$7	$16	$9
Net investment derivatives
Currency exchange contracts	—	4	(1)	4	—	—	—	—
Total	$(31)	$(45)	$13	$(34)	$22	$7	$16	$9

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2015	2014	2015	2014
Energy contracts (A)	$(2)	$(2)	$(3)	$(3)	Other (income) expense, net
Energy contracts (C)	(2)	—	(4)	1	Cost of goods sold (B)
Aluminum contracts	38	(45)	51	(51)	Cost of goods sold (B)
Currency exchange contracts	(10)	1	(16)	2	Cost of goods sold (B)
Currency exchange contracts	(1)	—	(1)	—	SG&A
Currency exchange contracts	(3)	5	—	9	Net sales
Currency exchange contracts	(1)	(2)	(1)	(1)	Other (income) expense, net
Currency exchange contracts	(1)	—	(1)	—	Depreciation and amortization
Total	$18	$(43)	$25	$(43)	Income (loss) before taxes
	(10)	16	(14)	16	Income tax (provision) benefit
	$8	$(27)	$11	$(27)	Net (loss) income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2015	$(169)	$(33)	$(292)	$(494)
Other comprehensive income (loss) before reclassifications	(60)	(34)	5	(89)
Amounts reclassified from AOCI	—	(8)	2	(6)
Net current-period other comprehensive income (loss)	(60)	(42)	7	(95)
Balance as of September 30, 2015	$(229)	$(75)	$(285)	$(589)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2014	$115	$(7)	$(168)	$(60)
Other comprehensive income (loss) before reclassifications	(131)	(39)	8	(162)
Amounts reclassified from AOCI	—	27	1	28
Net current-period other comprehensive income (loss)	(131)	(12)	9	(134)
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2015	$(213)	$(63)	$(285)	$(561)
Other comprehensive income (loss) before reclassifications	(16)	(1)	(3)	(20)
Amounts reclassified from AOCI, net	—	(11)	3	(8)
Net current-period other comprehensive income (loss)	(16)	(12)	—	(28)
Balance as of September 30, 2015	$(229)	$(75)	$(285)	$(589)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income (loss) before reclassifications	(105)	(26)	3	(128)
Amounts reclassified from AOCI, net	—	27	(2)	25
Net current-period other comprehensive income (loss)	(105)	1	1	(103)
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)
(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    FAIR VALUE MEASUREMENTS
We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair value of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent observable market inputs are not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:
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
The average forward price at September 30, 2015, estimated using the method described above, was $47 per megawatt hour, which represented a $4 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $38 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2015 and March 31, 2015, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2015 and March 31, 2015 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	September 30, 2015		March 31, 2015
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$81	$(42)	$39	$(31)
Currency exchange contracts	18	(114)	35	(111)
Energy contracts	3	(11)	3	(14)
Interest rate swaps	—	(1)	—	(1)
Total level 2 instruments	102	(168)	77	(157)
Level 3 instruments
Energy contracts	—	(12)	—	(16)
Total level 3 instruments	—	(12)	—	(16)
Total gross	$102	$(180)	$77	$(173)
Netting adjustment (A)	(37)	37	(28)	28
Total net	$65	$(143)	$49	$(145)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of less than $1 million for the six months ended September 30, 2015 related to Level 3 financial instruments that were still held as of September 30, 2015. These unrealized gains were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2015	$(16)
Unrealized/realized gain included in earnings (B)	5
Settlements	(1)
Balance as of September 30, 2015	$(12)
(A) Represents net derivative liabilities.
(B) Included in “Other (income) expense, net.”

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Financial Instruments Not Recorded at Fair Value
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis (in millions). The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. We value long-term receivables and long-term debt using Level 2 inputs. Valuations are based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model using market observable inputs.

	September 30, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$19	$17	$15	$15
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,520	$4,235	$4,457	$4,659

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Foreign currency remeasurement losses (gains), net (A)	$3	$1	$(1)	$1
Loss (gain) on change in fair value of other unrealized derivative instruments, net (B)	15	1	(20)	—
(Gain) loss on change in fair value of other realized derivative instruments, net (B)	(42)	11	(34)	14
Loss on sale of assets, net	—	2	1	3
Loss on Brazilian tax litigation, net (C)	2	2	3	4
Interest income	(2)	(2)	(4)	(3)
Gain on business interruption insurance recovery (D)	(5)	—	(10)	—
Other, net	(3)	3	3	4
Other (income) expense, net	$(32)	$18	$(62)	$23

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 11 - Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected failure of a motor, which resulted in lost shipments and profits during the fourth quarter of fiscal 2015. A repaired motor was installed and operations at the hotmill resumed within approximately three weeks of the outage. We recognized gains of $5 million, $5 million and $13 million during the second quarter of fiscal 2016, first quarter of fiscal 2016, and fourth quarter of fiscal 2015, respectively, as settlements of the related business interruption recovery claim were reached. The payment in the second quarter of fiscal 2016 represented the final settlement payment.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Pre-tax (loss) income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$(15)	$36	$(59)	$97
Canadian statutory tax rate	25%	25%	25%	25%
(Benefit) provision at the Canadian statutory rate	$(4)	$9	$(15)	$24
Increase (decrease) for taxes on (loss) income resulting from:
Exchange translation items	2	(15)	10	(11)
Exchange remeasurement of deferred income taxes	(16)	(14)	(14)	(10)
Change in valuation allowances	24	25	45	36
Income items not subject to tax	3	3	3	2
Dividends not subject to tax	(12)	(14)	(17)	(24)
Tax rate differences on foreign earnings	2	3	3	4
Other — net	(2)	1	(3)	1
Income tax (benefit) provision	$(3)	$(2)	$12	$22
Effective tax rate	19%	(6)%	(20)%	23%
Exchange translation items relate primarily to U.S. dollar denominated monetary assets and liabilities which will ultimately be taxed in local currency. The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of September 30, 2015, we had a net deferred tax liability of $59 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $573 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2008 through 2013. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $12 million.

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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of September 30, 2015 were approximately $17 million, of which $12 million was included in “Other long-term liabilities” and the remaining $5 million in “Accrued expenses and other current liabilities”. Of the total $17 million, $13 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. As of March 31, 2015, $18 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	September 30, 2015	March 31, 2015
Cash deposits (A)	$2	$3

Short-term settlement liability (B)	$6	$7
Long-term settlement liability (B)	52	66
Total settlement liability	$58	$73

Liability for other disputes and claims (C)	$10	$12

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Loss on Brazilian tax litigation, net	$2	$2	$3	$4
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of September 30, 2015 and March 31, 2015, we sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of September 30, 2015 were $25 million and as of March 31, 2015 were approximately $206 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of September 30, 2015 and March 31, 2015, there was no liability related to these repurchase obligations on our accompanying condensed consolidated balance sheets.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

September 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$464	$—	$—	$—	$464
Total assets	$2,565	$2,952	$1,482	$1,501	$130	$8,630

March 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$447	$—	$—	$—	$447
Total assets	$2,744	$2,952	$1,663	$1,588	$155	$9,102

Selected Operating Results Three Months Ended September 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$834	$798	$443	$363	$44	$2,482
Net sales-intersegment	1	41	36	14	(92)	—
Net sales	$835	$839	$479	$377	$(48)	$2,482

Depreciation and amortization	$36	$27	$15	$15	$(4)	$89
Income tax (benefit) provision	$(17)	$(7)	$4	$6	$11	$(3)
Capital expenditures	$25	$32	$10	$7	$1	$75

Selected Operating Results Three Months Ended September 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$901	$931	$531	$422	$46	$2,831
Net sales-intersegment	6	32	37	23	(98)	—
Net sales	$907	$963	$568	$445	$(52)	$2,831

Depreciation and amortization	$34	$27	$18	$16	$(5)	$90
Income tax provision (benefit)	$4	$7	$3	$(19)	$3	$(2)
Capital expenditures	$28	$61	$14	$11	$12	$126

Selected Operating Results Six Months Ended September 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,720	$1,613	$976	$716	$91	$5,116
Net sales-intersegment	3	106	69	52	(230)	—
Net sales	$1,723	$1,719	$1,045	$768	$(139)	$5,116

Depreciation and amortization	$71	$52	$31	$30	$(8)	$176
Income tax (benefit) provision	$(32)	$(13)	$5	$23	$29	$12
Capital expenditures	$77	$88	$20	$15	$4	$204

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Six Months Ended September 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,716	$1,811	$1,060	$825	$99	$5,511
Net sales-intersegment	12	66	64	40	(182)	—
Net sales	$1,728	$1,877	$1,124	$865	$(83)	$5,511

Depreciation and amortization	$68	$52	$38	$33	$(12)	$179
Income tax (benefit) provision	$(5)	$19	$6	$(7)	$9	$22
Capital expenditures	$47	$150	$34	$28	$5	$264

The following table shows the reconciliation from segment income for each of our regions to “Net (loss) income attributable to our common shareholder” (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
North America	$53	$76	$95	$140
Europe	41	75	32	154
Asia	34	36	70	73
South America	54	41	113	96
Intersegment eliminations	—	2	(1)	2
Depreciation and amortization	(89)	(90)	(176)	(179)
Interest expense and amortization of debt issuance costs	(82)	(82)	(162)	(163)
Adjustment to eliminate proportional consolidation	(8)	(9)	(15)	(17)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(15)	(1)	20	—
Realized losses on derivative instruments not included in segment income	(3)	—	(2)	(1)
Gain on assets held for sale	—	—	—	11
Loss on extinguishment of debt	—	—	(13)	—
Restructuring and impairment, net	(4)	(7)	(19)	(13)
Loss on sale of fixed assets	—	(2)	(1)	(3)
Other income (costs), net	3	(3)	(2)	(5)
(Loss) income before income taxes	(16)	36	(61)	95
Income tax (benefit) provision	(3)	(2)	12	22
Net (loss) income	(13)	38	(73)	73
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to our common shareholder	$(13)	$38	$(73)	$73

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Rexam (A)	20%	18%	19%	18%
Ball	11%	12%	11%	11%

(A)	In February of 2015, Ball Corporation made an offer to acquire Rexam. The combination is subject to regulatory approvals and other customary conditions to closing.
Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Purchases from RTA as a percentage of total	12%	16%	13%	15%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Six Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$152	$150
Income taxes paid	$41	$63
As of September 30, 2015, we recorded $64 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to September 30, 2015.

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$158	$2,159	$588	$(423)	$2,482
Cost of goods sold (exclusive of depreciation and amortization)	156	1,972	534	(421)	2,241
Selling, general and administrative expenses	2	84	14	—	100
Depreciation and amortization	4	69	16	—	89
Interest expense and amortization of debt issuance costs	80	20	2	(20)	82
Research and development expenses	—	12	1	—	13
Restructuring and impairment, net	—	4	—	—	4
Equity in net loss of non-consolidated affiliates	—	1	—	—	1
Equity in net income of consolidated subsidiaries	(82)	(13)	—	95	—
Other expense (income), net	9	(66)	5	20	(32)
	169	2,083	572	(326)	2,498
(Loss) income before income taxes	(11)	76	16	(97)	(16)
Income tax provision (benefit)	2	(9)	4	—	(3)
Net (loss) income	(13)	85	12	(97)	(13)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(13)	$85	$12	$(97)	$(13)
Comprehensive (loss) income	$(108)	$64	$(35)	$(29)	$(108)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive (loss) income attributable to our common shareholder	$(108)	$64	$(35)	$(29)	$(108)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$2,415	$684	$(434)	$2,831
Cost of goods sold (exclusive of depreciation and amortization)	172	2,121	626	(436)	2,483
Selling, general and administrative expenses	(1)	83	21	—	103
Depreciation and amortization	5	65	20	—	90
Research and development expenses	—	11	1	—	12
Interest expense and amortization of debt issuance costs	81	20	2	(21)	82
Restructuring and impairment, net	—	6	1	—	7
Equity in net income of consolidated subsidiaries	(128)	(10)	—	138	—
Other (income) expense, net	(2)	(1)	—	21	18
	127	2,295	671	(298)	2,795
Income before taxes	39	120	13	(136)	36
Income tax provision (benefit)	1	(6)	3	—	(2)
Net income	38	126	10	(136)	38
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$38	$126	$10	$(136)	$38
Comprehensive (loss) income	$(96)	$32	$(19)	$(15)	$(98)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to our common shareholder	$(96)	$32	$(17)	$(15)	$(96)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$324	$4,450	$1,221	$(879)	$5,116
Cost of goods sold (exclusive of depreciation and amortization)	333	4,071	1,113	(876)	4,641
Selling, general and administrative expenses	(5)	171	34	—	200
Depreciation and amortization	9	134	33	—	176
Interest expense and amortization of debt issuance costs	159	37	4	(38)	162
Loss on extinguishment of debt	13	—	—	—	13
Research and development expenses	—	25	1	—	26
Restructuring and impairment, net	9	9	1	—	19
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(103)	(19)	—	122	—
Other (income) expense, net	(21)	(91)	12	38	(62)
	394	4,339	1,198	(754)	5,177
(Loss) income before income taxes	(70)	111	23	(125)	(61)
Income tax provision	3	4	5	—	12
Net (loss) income	(73)	107	18	(125)	(73)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(73)	$107	$18	$(125)	$(73)
Comprehensive (loss) income	$(101)	$142	$(36)	$(108)	$(103)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive (loss) income attributable to our common shareholder	$(101)	$142	$(34)	$(108)	$(101)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$340	$4,650	$1,369	$(848)	$5,511
Cost of goods sold (exclusive of depreciation and amortization)	344	4,071	1,247	(850)	4,812
Selling, general and administrative expenses	(5)	174	42	—	211
Depreciation and amortization	9	129	41	—	179
Research and development expenses	—	23	1	—	24
Interest expense and amortization of debt issuance costs	161	34	5	(37)	163
Gain on assets held for sale, net	(5)	(6)	—	—	(11)
Restructuring and impairment, net	—	11	2	—	13
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(218)	(19)	—	237	—
Other (income) expense, net	(22)	3	5	37	23
	264	4,422	1,343	(613)	5,416
Income before income taxes	76	228	26	(235)	95
Income tax provision	3	12	7	—	22
Net income	73	216	19	(235)	73
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$73	$216	$19	$(235)	$73
Comprehensive (loss) income	$(30)	$106	$25	$(132)	$(31)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to our common shareholder	$(30)	$106	$26	$(132)	$(30)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$281	$179	$—	$462
Accounts receivable, net of allowances
— third parties	34	882	239	—	1,155
— related parties	276	156	187	(564)	55
Inventories	49	999	306	(5)	1,349
Prepaid expenses and other current assets	6	72	26	—	104
Fair value of derivative instruments	8	84	13	(3)	102
Deferred income tax assets	—	30	13	—	43
Assets held for sale	—	5	—	—	5
Total current assets	375	2,509	963	(572)	3,275
Property, plant and equipment, net	88	2,573	827	—	3,488
Goodwill	—	596	11	—	607
Intangible assets, net	18	545	3	—	566
Investments in and advances to non-consolidated affiliates	—	464	—	—	464
Investments in consolidated subsidiaries	3,166	572	—	(3,738)	—
Deferred income tax assets	—	44	51	—	95
Other long-term assets
— third parties	53	52	11	—	116
— related parties	1,168	68	—	(1,217)	19
Total assets	$4,868	$7,423	$1,866	$(5,527)	$8,630
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$72	$—	$102
Short-term borrowings
— third parties	357	460	84	—	901
— related parties	45	108	—	(153)	—
Accounts payable
— third parties	30	884	521	—	1,435
— related parties	66	267	46	(330)	49
Fair value of derivative instruments	67	64	31	(3)	159
Accrued expenses and other current liabilities
— third parties	87	436	70	—	593
— related parties	1	72	8	(81)	—
Deferred income tax liabilities	—	1	—	—	1
Total current liabilities	675	2,300	832	(567)	3,240
Long-term debt, net of current portion
— third parties	4,262	23	133	—	4,418
— related parties	49	1,112	56	(1,217)	—
Deferred income tax liabilities	—	189	7	—	196
Accrued postretirement benefits	30	544	191	—	765
Other long-term liabilities	35	144	6	—	185
Total liabilities	5,051	4,312	1,225	(1,784)	8,804
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(998)	1,955	734	(2,689)	(998)
Accumulated other comprehensive (loss) income	(589)	(525)	(102)	627	(589)
Total (deficit) equity of our common shareholder	(183)	1,430	632	(2,062)	(183)
Noncontrolling interests	—	—	9	—	9
Total (deficit) equity	(183)	1,430	641	(2,062)	(174)
Total liabilities and (deficit) equity	$4,868	$7,423	$1,866	$(5,527)	$8,630

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Six Months Ended September 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$63	$115	$(46)	$(195)	$(63)
INVESTING ACTIVITIES
Capital expenditures	(2)	(185)	(17)	—	(204)
Proceeds from sales of assets, net of transaction fees and hedging
— third parties	—	1	—	—	1
Outflows from investment in and advances to affiliates, net	(64)	(4)	(45)	109	(4)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(48)	47	(13)	—	(14)
Net cash used in investing activities	(114)	(141)	(75)	109	(221)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	60	45	35	—	140
— related parties	—	140	—	(140)	—
Principal payments of long-term and short-term borrowings
— third parties	(6)	(117)	(12)	—	(135)
— related parties	—	(62)	—	62	—
Revolving credit facilities and other, net
— third parties	(37)	138	22	—	123
— related parties	45	(14)	—	(31)	—
Intercompany dividends	—	(194)	(2)	195	(1)
Debt issuance costs	(13)	—	—	—	(13)
Net cash provided by (used in) financing activities	49	(64)	43	86	114
Net decrease in cash and cash equivalents	(2)	(90)	(78)	—	(170)
Effect of exchange rate changes on cash	—	6	(2)	—	4
Cash and cash equivalents — beginning of period	4	365	259	—	628
Cash and cash equivalents — end of period	$2	$281	$179	$—	$462

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Six Months Ended September 30, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$108	$74	$(6)	$(189)	$(13)
INVESTING ACTIVITIES
Capital expenditures	(8)	(218)	(38)	—	(264)
Proceeds from the sale of assets, net of transaction fees
— third parties	29	5	—	—	34
Outflows from investment in and advances to affiliates, net	(71)	(4)	—	64	(11)
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	11	(11)	3	—	3
Net cash used in investing activities	(39)	(228)	(35)	64	(238)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	188	10	—	198
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(11)	(95)	(20)	—	(126)
— related parties	—	(22)	—	22	—
Revolving credit facilities and other, net
— third parties	199	50	(1)	—	248
— related parties	(7)	(420)	—	427	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Dividends - noncontrolling interests	—	(188)	(2)	189	(1)
Proceeds from issuance of intercompany equity	—	—	10	(10)	—
Net cash (used in) provided by financing activities	(69)	13	—	125	69
Net decrease in cash and cash equivalents	—	(141)	(41)	—	(182)
Effect of exchange rate changes on cash	—	(3)	2	—	(1)
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$4	$228	$94	$—	$326

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2015. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2015, we had manufacturing operations in 11 countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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
As used in this Quarterly Report, consolidated “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties. Regional “aluminum rolled product shipments” or “flat rolled product shipments” refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBC), ingot, billets and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne (mt) is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2015, filed with the United States Securities and Exchange Commission (SEC) on May 12, 2015.

HIGHLIGHTS
We reported "Segment income" of $182 million for the second quarter of fiscal 2016, which is down 21% compared to the second quarter of fiscal 2015 reflecting significant unfavorable metal price lag of $63 million. Excluding the impact from metal price lag, "Segment income" increased by $15 million driven by higher flat rolled products shipments and favorable product mix due to a strategic shift to grow premium automotive shipments, partially offset by higher costs associated with the start-up and support of new automotive finishing and recycling capacity and less favorable recycling benefits due to lower aluminum prices as compared to the prior year. Global economic uncertainty, foreign currency volatility and uncertainty in commodity markets, while not impacting the efficiency of our operations, impacted our financial results and likely will continue to have an impact in the near term.
Shipments of flat rolled products increased to 788 kt, which is a new quarterly shipment record, compared to 765 kt during the second quarter of fiscal 2015. Year to date flat rolled products shipments of 1,556 kt is also at record levels. Regional shipments of flat rolled products increased 3% in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015, primarily due to a 7% increase in Europe and 3% increase in North America with shipments up slightly in Asia and South America. Global automotive shipments increased by 59% and 63% compared to the three and six months ended September 30, 2014, respectively.
We have made significant investments in automotive sheet finishing operations globally as the automotive industry is using more aluminum in vehicles to improve vehicle performance and fuel efficiency by reducing vehicle weight. The two automotive sheet finishing lines in our Oswego, New York facility are operating at full capacity, and our automotive finishing line in Changzhou, China continues to ramp up production in line with demand, which is contributing to record global automotive shipment levels. We also started the commissioning process of our third automotive finishing line at our Oswego, New York facility, and a second automotive finishing line at our Nachterstedt, Germany facility.
We reported a "Net loss" of $13 million in the three months ended September 30, 2015, compared with "Net income" of $38 million in the three months ended September 30, 2014. Net cash used in operating activities was $63 million for the six months ended September 30, 2015, a decline of $50 million from the prior comparable period, primarily due to lower segment income, partially offset by lower working capital requirements. Capital expenditures related to strategic expansion projects declined as some of our larger projects have either recently commissioned or are in the commissioning phase. We spent $204 million on capital expenditures globally for the six months ended September 30, 2015 compared to $264 million in the same period in prior year.

BUSINESS AND INDUSTRY CLIMATE
The demand for aluminum in the automotive industry continues to grow rapidly. This demand has been driven by the benefits that result from using lighter weight materials in vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle handling, braking, and safety. We expect the automotive aluminum market to grow significantly through the end of the decade, which is driving the investments we have made in our automotive sheet finishing capacity in North America, Europe and Asia.
While economic growth and material substitution continues to drive increasing global demand for aluminum beverage cans, consumer demand for carbonated soft drinks in North America has declined, creating excess capacity in the can sheet market in the region. We expect the overcapacity for can products in North America to eventually lessen as producers of flat rolled aluminum products shift more hot mill rolling capacity toward automotive products. Slower economic growth and uncertainty in China and increased competition from Chinese suppliers of flat rolled aluminum products has put downward pressure on conversion premiums, primarily in can and specialty products.
Base aluminum prices and local market premiums continued on a downward trend in the second quarter of fiscal 2016 and have declined sharply in the first half of fiscal 2016. These price declines are contractually passed through to the majority of our customers, although recognition in net selling prices precedes the recognition of metal price movements in our cost of goods sold. Although we use derivatives contracts to minimize the price lag associated with LME base aluminum prices, we do not use derivative contracts for local market premiums, as these are not prevalent in the market.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	March 31, 2015	June 30, 2015	Sept 30, 2015
Net sales	$2,680	$2,831	$2,847	$2,789	$11,147	$2,634	$2,482
Percentage increase (decrease) in net sales versus comparable previous year period	12%	17%	18%	9%	14%	(2)%	(12)%
Rolled product shipments:
North America	249	260	255	243	1,007	261	269
Europe	246	234	218	240	938	252	250
Asia	188	186	198	196	768	193	187
South America	114	116	129	131	490	107	117
Eliminations	(27)	(31)	(43)	(52)	(153)	(45)	(35)
Total	770	765	757	758	3,050	768	788

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	9%	9%	(2)%	5%	5%	3%
Europe	6%	4%	3%	(1)%	3%	2%	7%
Asia	16%	19%	20%	25%	20%	3%	1%
South America	24%	7%	5%	6%	10%	(6)%	1%
Total	9%	7%	5%	1%	5%	—%	3%

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
In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." We purchase our metal inputs in Asia based on the LME and incur a local market premium; however, many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and six months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,647	$1,851	(11)%	$1,789	$1,731	3%
Average cash price during the period	$1,589	$1,989	(20)%	$1,679	$1,894	(11)%
Closing cash price as of end of period	$1,562	$1,935	(19)%	$1,562	$1,935	(19)%
The weighted average local market premium was as follows for the three and six months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2015	2014	Change	2015	2014	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$178	$482	(63)%	$235	$458	(49)%

Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on average LME base aluminum prices and local market premiums directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: 1) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and 2) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We do not use derivative contracts to offset the impacts of local market premium price movements as these contracts are not prevalent in the market. As a consequence, volatility in local market premiums can result in significant metal price lag.
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income (loss) before income taxes” and “Net income (loss).” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
See Segment Review below for the impact of metal price lag on each of our segments.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates.  We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation.  Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business.  The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2015 and 2014:

	Exchange Rate as of		Average Exchange Rate		Average Exchange Rate
	September 30, 2015	March 31, 2015	Three Months Ended September 30,		Six Months Ended September 30,
			2015	2014	2015	2014
U.S. dollar per Euro	1.117	1.075	1.112	1.305	1.112	1.339
Swiss franc per Euro	1.089	1.045	1.079	1.210	1.060	1.214
Brazilian real per U.S. dollar	3.973	3.208	3.671	2.319	3.381	2.273
South Korean won per U.S. dollar	1,195	1,105	1,179	1,030	1,140	1,026
Canadian dollar per U.S. dollar	1.335	1.267	1.321	1.099	1.277	1.091

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the second quarter of fiscal 2016 operating results with the second quarter of fiscal 2015, in South Korea and Europe, the stronger U.S. dollar resulted in unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.
In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the second quarter of fiscal 2016, remeasurement hedging losses on the currency exchange contracts partially offset the foreign currency exchange balance sheet remeasurement gains arising from the non-functional currency denominated assets and liabilities being remeasured to the functional currency of certain operations. The increased volatility in the daily Brazilian real and Korean won exchange rates versus the U.S. dollar resulted in a portion of the balance sheet remeasurement gains and losses not being fully offset by the foreign currency exchange hedges.  In South America, the foreign currency exchange hedging losses partially offset the foreign currency remeasurement gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar.  In South Korea, the foreign currency exchange hedging losses partially offset the foreign currency remeasurement gains on the U.S. dollar denominated receivables.  For other foreign currency hedging programs, the unrealized gains or losses on other undesignated derivatives are recognized in the statement of operations prior to the hedged transaction.  The movement of currency exchange rates during the second quarter of fiscal 2016 and the second quarter of fiscal 2015 resulted in $4 million of net unrealized losses and $2 million of net unrealized losses, respectively, on undesignated foreign currency derivatives. The movement of currency exchange rates during the first half of fiscal 2016 and the first half of fiscal 2015 resulted in $5 million of net unrealized losses and $1 million of net unrealized losses, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014
“Net sales” decreased $349 million, or 12%, driven by a 20% decrease in average base aluminum prices and a 63% decrease in average local market premiums, partially offset by the favorable impact from our strategic shift to higher priced automotive products and a 23 kt increase in flat rolled products shipments to a record level 788 kt.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $242 million, or 10%, due to lower weighted average metal costs, partially offset by an increase in shipments and higher costs related to our strategic expansion projects. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $255 million.
“Loss before income taxes” for the three months ended September 30, 2015 was $16 million, compared to "Income before income taxes" of $36 million in the three months ended September 30, 2014. In addition to the factors noted above, the following additional items affected “Loss before income taxes:”

•	Sharp declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, drove significant unfavorable metal price lag of $63 million;

•
Net losses related to changes in fair value of other unrealized derivative instruments of $15 million compared to the $1 million loss in the same period in the prior year, which is reported as "Other (income) expense, net"; and

•
"Restructuring and impairment, net" of $4 million for the three months ended September 30, 2015 is primarily related to severance charges related to organizational restructuring in our corporate headquarters and European operations as we continue to align our structure to better support our evolving business environment. We incurred $7 million for the three months ended September 30, 2014, which primarily included severance charges in our European region and environmental and other charges related to certain non-core assets in Brazil.

Our effective tax rate was 19% and we recognized a $3 million tax benefit for the three months ended September 30, 2015, primarily due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses, partially offset by net favorable foreign exchange movement. For the three months ended September 30, 2014, we recognized a $2 million tax benefit primarily due to losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses offset by favorable foreign exchange movement.
We reported “Net loss attributable to our common shareholder” of $13 million for the three months ended September 30, 2015 as compared to “Net income attributable to our common shareholder” of $38 million for the three months ended September 30, 2014, primarily as a result of the factors discussed above.

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
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and Other" adjusts for proportional consolidation of each line item, and eliminates intersegment shipments (in kt) and intersegment "Net sales."

Selected Operating Results Three Months Ended September 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$835	$839	$479	$377	$(48)	$2,482
Shipments
Rolled products - third party	268	235	173	112	—	788
Rolled products - intersegment	1	15	14	5	(35)	—
Total rolled products	269	250	187	117	(35)	788
Non-rolled products	4	45	1	21	—	71
Total shipments	273	295	188	138	(35)	859

Selected Operating Results Three Months Ended September 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$907	$963	$568	$445	$(52)	$2,831
Shipments
Rolled products - third party	259	225	173	108	—	765
Rolled products - intersegment	1	9	13	8	(31)	—
Total rolled products	260	234	186	116	(31)	765
Non-rolled products	6	48	1	27	(2)	80
Total shipments	266	282	187	143	(33)	845

The following table reconciles changes in “Segment income” for the three months ended September 30, 2014 to the three months ended September 30, 2015 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended September 30, 2014	$76	$75	$36	$41	$2	$230
Volume	7	17	1	1	(5)	21
Conversion premium and product mix	21	5	4	6	(12)	24
Conversion costs (B)	(9)	(31)	7	—	15	(18)
Metal price lag (C)	(43)	(17)	(5)	2	—	(63)
Foreign exchange	—	(14)	(6)	15	—	(5)
Primary operations	—	—	—	(4)	—	(4)
Selling, general & administrative and research & development costs (D)	(5)	2	(1)	(5)	—	(9)
Other changes	6	4	(2)	(2)	—	6
Segment income - Three Months Ended September 30, 2015	$53	$41	$34	$54	$—	$182

(A)
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

(C)	Metal price lag impacts on year over year comparisons was primarily driven by local market premium price volatility which we are unable to hedge economically.

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.
North America
“Net sales” decreased $72 million, or 8%, due to lower average base aluminum prices, lower local market premiums, and lower can and specialty shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand. As a result of the continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2016.
“Segment income” was $53 million, a decrease of 30%, reflecting significant unfavorable metal price lag of $43 million. Excluding the impact of metal price lag, "Segment income" would have increased by $20 million year over year due to higher conversion premiums from the related product mix shift, partially offset by higher fixed and variable costs associated with the commissioning and support of new automotive capacity. We also recognized a $5 million insurance settlement gain in the second quarter of fiscal 2016 for a business interruption which occurred in the fourth quarter of fiscal 2015 at our Logan facility.
Our two new automotive sheet finishing lines at our Oswego, New York facility, are operating at full capacity contributing to automotive shipment growth. The third automotive finishing line in our Oswego, New York facility, began the commissioning process during the quarter, ahead of its targeted commissioning date.
Europe
“Net sales” decreased $124 million, or 13%, due to lower average base aluminum prices, lower local market premiums and unfavorable changes in foreign currency rates, partially offset by higher can and automotive shipments. Although economic uncertainty is leading to softening demand for our specialties business in parts of Europe, we continue to experience strong market demand for can and automotive products.

“Segment income” was $41 million, a decrease of 45%, reflecting significant unfavorable metal price lag of $17 million. Excluding the impact of metal price lag, "Segment income" would have declined by $17 million year over year due to unfavorable impact from changes in foreign currency rates, higher conversion costs primarily related to the higher fixed cost base associated with the ramp-up of our new recycling facility in Nachterstedt, Germany, and an increase in variable costs resulting from operational issues that are temporarily constraining the facility's output, partially offset by higher conversion premiums and increased shipments.
We are in the process of commissioning a second automotive finishing line in our Nachterstedt, Germany facility.
Asia
“Net sales” decreased $89 million, or 16%, due to lower average base aluminum prices and lower specialty shipments due to increased competition from Chinese suppliers, partially offset by higher shipments of can and automotive products as we continue to adjust our product mix to match demand. The increase in can volumes was driven by shipments to customers in the Middle East. Automotive shipments from our new automotive finishing line in Changzhou, China also increased as we increased intersegment shipments of automotive products to Novelis Europe with an additional portion of the increase attributable to demand from customers in China.
“Segment income” was $34 million, a decrease of 6%, reflecting unfavorable metal price lag of $5 million. Excluding the impact of metal price lag, "Segment income" would have increased by $3 million year over year due to favorable shift in product mix to automotive products, and lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, partially offset by unfavorable impact from changes in foreign currency rates.
South America
“Net sales” decreased $68 million, or 15%, due to lower average base aluminum prices, lower local market premiums, and flat shipments as the decrease in specialty shipments were offset by an increase in can shipments. Shipments of specialty products decreased compared to prior year largely due to slowing economic conditions in Brazil with gross domestic product contracting in consecutive quarters; however, demand for relatively recession resistant can products remain strong.
“Segment income” was $54 million, an increase of 32% reflecting favorable metal price lag of $2 million. Excluding the impact of metal price lag, "Segment income" would have increased by $11 million year over year primarily reflecting favorable foreign currency changes, a favorable shift in product mix as additional can sales offset a decrease in specialties resulting in increased shipments for the quarter.

Reconciliation of segment results to “Net (loss) income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net (loss) income attributable to our common shareholder” for the three months ended September 30, 2015 and 2014 (in millions).

	Three Months Ended September 30,
	2015	2014
North America	$53	$76
Europe	41	75
Asia	34	36
South America	54	41
Intersegment eliminations	—	2
Total Segment income	182	230
Depreciation and amortization	(89)	(90)
Interest expense and amortization of debt issuance costs	(82)	(82)
Adjustment to eliminate proportional consolidation	(8)	(9)
Unrealized losses on change in fair value of derivative instruments, net	(15)	(1)
Realized losses on derivative instruments not included in segment income	(3)	—
Restructuring and impairment, net	(4)	(7)
Loss on sale of fixed assets	—	(2)
Other income (costs), net	3	(3)
(Loss) income before income taxes	(16)	36
Income tax (benefit) provision	(3)	(2)
Net (loss) income	(13)	38
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(13)	$38
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax (benefit) provision.”
“Realized losses on derivative instruments not included in segment income” represents realized losses on foreign currency derivatives related to capital expenditures.
"Other income (costs), net" related primarily to losses on certain indirect tax expenses in Brazil, and interest income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2014
“Net sales” decreased $395 million, or 7%, driven by an 11% decrease in average base aluminum prices, a 49% decrease in average local market premiums, and impact from the sale of our North American consumer foil operations, partially offset by the favorable impact from our strategic shift to higher priced automotive products. Shipments of flat rolled products increased by 21 kt to a record level of 1,556 kt.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $171 million, or 4%, due to lower weighted average metal costs, and impact from the sale of our North American consumer foil operations, partially offset by an increase in shipments and higher costs related to our strategic expansion projects. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $170 million.
“Loss before income taxes” for the six months ended September 30, 2015 was $61 million, compared to "Income before income taxes" of $95 million in the six months ended September 30, 2014. In addition to the factors noted above, the following items affected “Loss before income taxes:”

•	Sharp declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, resulted in significant unfavorable metal price lag of $150 million;

•	"Selling, general and administrative expenses" decreased $11 million primarily due to tighter cost control in the current year and lower long-term incentive plan costs;

•
The six months ended September 30, 2014 included a "Gain on assets held for sale, net" of $11 million related to $7 million from the sale of our consumer foil operations in North America and $4 million from a property and mining rights sale in Brazil;

•	"Loss on extinguishment of debt" includes a $13 million loss on the partial extinguishment of our Term Loan Facility, which was amended during the first quarter of fiscal 2016;

•
"Restructuring and impairment, net" of $19 million for the six months ended September 30, 2015 includes $14 million of severance and impairment charges related to business restructuring events in our corporate headquarters, and another $5 million of other costs associated with realigning our structure to better support our evolving business environment. In the prior year, we incurred $13 million, primarily related to restructuring actions in South America, Europe, and North America and impairment charges in South America. (See Note 2 - Restructuring and impairment to our accompanying condensed consolidated financial statements for further details on restructuring activities; and

•	Net gains related to changes in fair value of other unrealized derivative instruments of $20 million in the current period was reported as "Other (income) expense, net".
We recognized $12 million tax expense for the six months ended September 30, 2015 primarily due to tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, partially offset by net favorable foreign exchange movements. For the six months ended September 30, 2014 our effective tax rate was 23% and we recognized a $22 million tax expense primarily due to losses in jurisdictions where we believe it more likely than not that we will not be able to utilized those losses, partially offset by favorable foreign exchange movement.
We reported “Net loss attributable to our common shareholder” of $73 million for the six months ended September 30, 2015 as compared to "Net income attributable to our common shareholder" of $73 million for the six months ended September 30, 2014, primarily as a result of the factors discussed above.

Segment Review
The tables below show selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments, see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and Other" adjusts for proportional consolidation of each line item, and eliminates intersegment shipments (in kt), intersegment sales, and intersegment income.

Selected Operating Results Six Months Ended September 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,723	$1,719	$1,045	$768	$(139)	$5,116
Shipments
Rolled products - third party	529	466	355	206	—	1,556
Rolled products - intersegment	1	36	25	18	(80)	—
Total rolled products	530	502	380	224	(80)	1,556
Non-rolled products	9	64	2	44	—	119
Total shipments	539	566	382	268	(80)	1,675

Selected Operating Results Six Months Ended September 30, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,728	$1,877	$1,124	$865	$(83)	$5,511
Shipments
Rolled products - third party	507	460	351	217	—	1,535
Rolled products - intersegment	2	20	23	13	(58)	—
Total rolled products	509	480	374	230	(58)	1,535
Non-rolled products	11	77	1	52	(2)	139
Total shipments	520	557	375	282	(60)	1,674

The following table reconciles changes in “Segment income” for the six months ended September 30, 2014 to the six months ended September 30, 2015 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment income - Six Months Ended September 30, 2014	$140	$154	$73	$96	$2	$465
Volume	20	25	4	(7)	(27)	15
Conversion premium and product mix	36	6	5	5	(7)	45
Conversion costs (C)	(31)	(56)	3	1	31	(52)
Metal price lag (D)	(68)	(77)	(8)	3	—	(150)
Foreign exchange	—	(32)	(3)	28	—	(7)
Primary operations	—	—	—	(4)	—	(4)
Selling, general & administrative and research & development costs (E)	(8)	5	(1)	(8)	—	(12)
Other changes	6	7	(3)	(1)	—	9
Segment income - Six Months Ended September 30, 2015	$95	$32	$70	$113	$(1)	$309

(A)
Included in the North America "Segment income" for the six months ended September 30, 2014 were the operating results of our consumer foil operations in North America we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the six months ended September 30, 2015 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the six months ended September 30, 2014 to the six months ended September 30, 2015 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment income - Six Months Ended September 30, 2014	$140	$465
Volume	24	19
Conversion premium and product mix	46	55
Conversion costs	(43)	(64)
Metal price lag	(68)	(150)
Foreign exchange	—	(7)
Primary metal production	—	(4)
Selling, general & administrative and research & development costs	(9)	(13)
Other changes	6	9
Net impact of North America consumer foil operations sold in fiscal 2015	(1)	(1)
Segment income - Six Months Ended September 30, 2015	$95	$309

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

(D)	Metal price lag impacts on year over year comparisons were primarily driven by local market premium price volatility which we are unable to hedge economically.

(E)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.

North America
“Net sales” decreased $5 million, due to lower average aluminum prices, lower local market premiums, impact from the sale of our North American consumer foil operations, and lower can and specialty shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand. As a result of our continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2016.
“Segment income” was $95 million, a decrease of 32%, reflecting significant unfavorable metal price lag of $68 million. Excluding the impact of metal price lag, "Segment income" would have increased by $23 million year over year due to higher shipment levels, higher conversion premiums from the related product mix shift, and recognition of a $10 million insurance settlement gain in the first six months of fiscal 2016 for a business interruption which occurred in the fourth quarter of fiscal 2015 at our Logan facility, partially offset by higher fixed and variable costs associated with the commissioning and support of new automotive capacity.
Europe
“Net sales” decreased $158 million, or 8%, due to lower average aluminum prices, lower local market premiums, unfavorable changes in foreign currency rates, partially offset by higher can and automotive shipments. We continue to experience strong market demand for can and automotive products due to material substitution trends favoring aluminum.
“Segment income” was $32 million, a decrease of 79%, reflecting significant unfavorable metal price lag of $77 million. Excluding the impact of metal price lag, "Segment income" would have declined by $45 million year over year due to an unfavorable impact from changes in foreign currency rates, the higher fixed cost base associated with the ramp-up of our new recycling facility in Nachterstedt, Germany, and an increase in variable costs resulting from operational issues that are temporarily constraining the facility's output, partially offset by higher conversion premiums and increased shipments.
Asia
“Net sales” decreased $79 million, or 7%, reflecting lower average aluminum prices and lower specialty shipments due to increased competition from Chinese suppliers, partially offset by higher can and automotive shipments as we continue to adjust our product mix to match demand. The increase in our can volumes was driven by shipments to customers in the Middle East. Automotive shipments from our new automotive finishing line in Changzhou, China also increased as we increased intersegment shipments of automotive products to Novelis Europe with an additional portion of the increase attributable to demand from customers in China.
“Segment income” was $70 million, a decrease of 4%, reflecting unfavorable metal price lag of $8 million. Excluding the impact of metal price lag, "Segment income" would have increased by $5 million year over year due to a favorable shift in product mix related to additional automotive shipments, an increase in shipments and lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, partially offset by unfavorable impact from changes in foreign currency rates.
South America
“Net sales” decreased $97 million, or 11%, driven by lower average aluminum prices and a slight decrease in our shipments of our can and specialty products. The decrease in our specialty products is primarily due to slowing economic conditions in Brazil while the lower can shipments in the current period compared to the prior period was driven by higher volumes in the prior year related to the FIFA World Cup.
“Segment income” was $113 million, an increase of 18%, reflecting favorable metal price lag of $3 million. Excluding the impact of metal price lag, "Segment income" would have increased by $14 million year over year primarily reflecting favorable foreign currency changes, a favorable shift in product mix as additional can sales offset a decrease in specialties, partially offset by a decrease in shipments.

Reconciliation of segment results to “Net (loss) income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net (loss) income attributable to our common shareholder” for the six months ended September 30, 2015 and 2014 (in millions).

	Six Months Ended September 30,
	2015	2014
North America	$95	$140
Europe	32	154
Asia	70	73
South America	113	96
Intersegment eliminations	(1)	2
Total Segment income	309	465
Depreciation and amortization	(176)	(179)
Interest expense and amortization of debt issuance costs	(162)	(163)
Adjustment to eliminate proportional consolidation	(15)	(17)
Unrealized gains on change in fair value of derivative instruments, net	20	—
Realized losses on derivative instruments not included in segment income	(2)	(1)
Gain on assets held for sale	—	11
Loss on extinguishment of debt	(13)	—
Restructuring and impairment, net	(19)	(13)
Loss on sale of fixed assets	(1)	(3)
Other costs, net	(2)	(5)
(Loss) income before income taxes	(61)	95
Income tax provision	12	22
Net (loss) income	(73)	73
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(73)	$73

Liquidity and Capital Resources
Over the past four years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and multiple projects have begun commissioning in the current year which, when operational, will generate additional operating cash flows.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to run our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.
Our Term Loan Facility was refinanced on June 2, 2015 and extended to June 2, 2022. Additionally, we entered into a new Subordinated Lien Revolver on June 10, 2015.
Available Liquidity
Our available liquidity as of September 30, 2015 and March 31, 2015 is as follows (in millions):

	September 30, 2015	March 31, 2015
Cash and cash equivalents	$462	$628
Availability under committed credit facilities	506	510
Total liquidity	$968	$1,138

Available liquidity decreased $170 million to $968 million as of September 30, 2015. The decrease is primarily attributable to negative free cash flow of $285 million, a decrease in the ABL borrowing base of $132 million, debt issuance costs of $13 million, foreign currency exchange impact on availability of the committed credit facilities of $12 million and net payments under our debt instruments of $5 million; offset by new committed credit facilities of $273 million and other increases of $4 million. As of September 30, 2015, our availability under committed credit facilities of $506 million was comprised of $187 million under our ABL Revolver, $209 million under our Korea, China, and Middle East and Africa loan facilities and $110 million under our new Subordinated Lien Revolver.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2015, we held approximately $2 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2015, we held $71 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2015, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows “Free cash flow” for the six months ended September 30, 2015 and 2014, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2015	2014	Change
Net cash used in operating activities	$(63)	$(13)	$(50)
Net cash used in investing activities	(221)	(238)	17
Less: Proceeds from sales of assets, net of transaction fees and hedging	(1)	(34)	33
Free cash flow	$(285)	$(285)	$—
Ending cash and cash equivalents	$462	$326	$136
Operating Activities
Net cash used in operating activities was $63 million for the six months ended September 30, 2015, which was unfavorable compared to net cash used in operating activities of $13 million in the six months ended September 30, 2014. The unfavorable variance relates to lower "Segment income", driven by significant unfavorable impacts from metal price lag. The following summarizes changes in working capital accounts (in millions).

	Six Months Ended September 30,
	2015	2014	Change
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$127	$(187)	$314
Inventories	87	(369)	456
Accounts payable	(384)	295	(679)
Other current assets and liabilities	35	(2)	37
Net change in working capital	$(135)	$(263)	$128

Six Months Ended September 30, 2015
"Accounts receivable, net" decreased due to 7% lower sales and higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of September 30, 2015 and March 31, 2015, we had factored, without recourse, certain trade receivable aggregating $685 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $94 million for the six months ended September 30, 2015. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were lower due to lower average metal costs, partially offset by higher quantities on hand. The higher quantities of inventory on hand at September 30, 2015 is the result of recent capacity expansions, as well as longer supply chains to support the auto sector and expand our scrap procurement network. As of September 30, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to September 30, 2015. Our estimated repurchase obligation for this inventory as of September 30, 2015 is $25 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" declined $384 million in the second quarter of fiscal 2016 due to lower metal input costs, partially offset by longer payment terms with certain vendors.
Included in cash flows from operating activities for the six months ended September 30, 2015 were $152 million of interest payments, $41 million of cash paid for income taxes, $14 million of payments on restructuring programs, and $12 million of contributions to our pension plans. As of September 30, 2015, we had $29 million of outstanding restructuring liabilities, of which $20 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we fully dismantle the smelter site in South America.

Six Months Ended September 30, 2014
We experienced an increase in "Accounts receivable, net" due to an increase in shipments, higher base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, partially offset by higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of September 30, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $318 million and $245 million, respectively, which had a favorable impact to net cash used in operating activities of $73 million for the six months ended September 30, 2014. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to an increase in quantities and higher metal input costs when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at September 30, 2014 is the result of additional capacity from our expansions resulting in higher purchase and shipment levels. As of September 30, 2014, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to September 30, 2014. Our estimated repurchase obligation for this inventory as of September 30, 2014 is $132 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced an increase in "Accounts payable" due to higher purchases of inventory and higher metal input costs when compared to the end of the fourth quarter of prior year, the timing of payments on vendor payables outstanding as of September 30, 2014, and longer payment terms with certain vendors.
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
More details on our operating activities can be found above in “Results of operations for the six months ended September 30, 2015 compared to the six months ended September 30, 2014."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Six Months Ended September 30,
	2015	2014	Change
Capital expenditures	$(204)	$(264)	$60
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(14)	3	(17)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	34	(33)
Outflows from investment in and advances to non-consolidated affiliates, net	(4)	(11)	7
Net cash used in investing activities	$(221)	$(238)	$17
For the six months ended September 30, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany. For the six months ended September 30, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. Also included in both periods presented above are maintenance related capital expenditures.
As of September 30, 2015, we had $64 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2015. We expect capital expenditures for fiscal 2016 to total approximately $400 million.
The settlement of undesignated derivative instruments resulted in cash outflow of $14 million and cash inflow of $3 million, in the six months ended September 30, 2015 and 2014, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
The net proceeds from asset sales for the six months ended September 30, 2015 were $1 million related to the sale of fixed assets in Brazil. The net proceeds from asset sales for the six months ended September 30, 2014 were $30 million related to the sale of our consumer foil operations in North America and $4 million related to an arrangement to sell property and mining rights in Brazil.
“Outflows from investments in and advances to non–consolidated affiliates, net" for six months ended September 30, 2015 was primarily comprised of loans made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Six Months Ended September 30,
	2015	2014	Change
Proceeds from issuance of long-term and short-term borrowings	$140	$198	$(58)
Principal payments of long-term and short-term borrowings	(135)	(126)	(9)
Revolving credit facilities and other, net	123	248	(125)
Return of capital to our common shareholder	—	(250)	250
Dividends, noncontrolling interest	(1)	(1)	—
Debt issuance costs	(13)	—	(13)
Net cash provided by financing activities	$114	$69	$45

Six Months Ended September 30, 2015
During the six months ended September 30, 2015, we received proceeds of $60 million related to the refinancing of the Term Loan as well as issuances of new loans in Brazil, Korea and Vietnam of $45 million, $27 million and $8 million, respectively. We made principal repayments of $113 million on short-term loans in Brazil, $10 million on Novelis Vietnam loan repayments, $5 million on capital leases, $5 million on the Term Loan, and $2 million in other principal repayments. The change in our credit facilities balance is related to a net increase of $68 million on our ABL Revolver and Subordinated Lien Revolver, and $55 million in our short-term revolving facilities in Novelis Asia and Novelis Middle East and Africa. In June 2015, we amended and extended our Term Loan by entering into a $1.8 billion seven-year secured term loan credit facility. Additionally, in June 2015, we entered into a new Subordinated Lien Revolver, which is a $200 million 15-month secured revolving facility.
As of September 30, 2015, our short-term borrowings were $901 million consisting of $596 million of loans under our ABL Revolver, $98 million in Novelis Brazil loans, $90 million under our Subordinated Lien Revolver, $48 million in Novelis Korea bank loans, $33 million in Novelis Middle East and Africa loans, $27 million in Novelis China loans, and $7 million in Novelis Vietnam loans. The weighted average interest rate on our total short-term borrowings was 3.05% as of September 30, 2015. As of September 30, 2015, $7 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility.
Six Months Ended September 30, 2014
During the six months ended September 30, 2014, we received proceeds related to the issuance of new short-term loans in Brazil, Korea and Vietnam of $184 million, $7 million and $3 million, respectively. We made principal repayments of $87 million on short-term loans in Brazil, $9 million on our Term Loan Facility, $2 million on long-term loans in Brazil, $4 million on capital leases, $7 million on long-term loans in Korea, and $17 million on other loans. On April 30, 2014, we made a return of capital payment to our direct shareholder, AV Metals Inc., in the amount of $250 million.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2015 and March 31, 2015, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the six months ended September 30, 2015, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2015.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2015 condensed consolidated balance sheet.
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
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) (referred to as our "aluminum derivative contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to ensure we sell metal for the same price at which we purchase metal.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2015, given a 10% increase in prices.

	Change in Price	Change in Fair Value
LME aluminum	10%	$(58)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended September 30, 2015, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2015, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2015, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(17)
Euro	10%	(19)
Korean won	(10)%	(48)
Canadian dollar	(10)%	(4)
British pound	(10)%	(5)
Swiss franc	(10)%	(18)
Chinese yuan	10%	(5)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of September 30, 2015, this floor feature was in effect, which resulted in an interest rate of 4.00%. Due to the floor feature of the Term Loan Facility as of September 30, 2015, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 43 basis points (bps).
From time to time, we have used interest rate swaps to manage our debt cost. As of September 30, 2015, there were no USD LIBOR based interest rate swaps outstanding.
In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of September 30, 2015.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2015, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2015.
Item 5. Other Information

Compensation of Interim Chief Financial Officer
On October 19, 2015, the Company announced that it had appointed Steven E. Pohl as its Interim Chief Financial Officer. On November 4, 2015, the Company's Board of Directors determined that Mr. Pohl would be eligible for a cash bonus payment in respect of his interim appointment, in an amount between $30,000 and $60,000 for up to three months of service, or between $60,000 and $120,000 for up to six months of service. The actual payment amount will be based on the length of Mr. Pohl’s service in the interim role and his performance in managing the role.

Resignation of Chief Accounting Officer
On November 9, 2015, Robert Nelson, Vice President and Controller of Novelis Inc., advised the Company of his intention to resign effective March 31, 2016.  Mr. Nelson will continue to serve as the Company’s Chief Accounting Officer until the effective date of his resignation, or until such earlier time as his successor has been appointed.  The Board of Directors is expected to appoint Stephanie Rauls to serve as Chief Accounting Officer of Novelis Inc. upon Mr. Nelson’s departure from the role.  Ms. Rauls, 46,  has served as the Company’s Vice President - Global Tax since joining Novelis in December 2013.  Prior to joining Novelis, Ms. Rauls served as Vice President, Tax of Wal-Mart Stores, Inc. from 2011 to 2013, and prior to that she was employed by GE Healthcare as a tax director from 2002 to 2011.  Ms. Rauls earned a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law.  Ms. Rauls is a Certified Public Accountant.

Item 6. Exhibits

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2015 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Employment Agreement between Steven Fisher and Novelis Inc., dated August 10, 2015

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven E. Pohl
Steven E. Pohl
Interim Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By:	/s/ Robert P. Nelson
Robert P. Nelson
Vice President Finance — Controller
(Principal Accounting Officer)
Date: November 9, 2015

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2015 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Employment Agreement between Steven Fisher and Novelis Inc., dated August 10, 2015

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Executive Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase