Form 10-Q
period 2015-12-31
Novelis Inc.
filed 2016-02-09
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 8, 2016, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$2,354	$2,847	$7,470	$8,358
Cost of goods sold (exclusive of depreciation and amortization)	2,051	2,498	6,692	7,310
Selling, general and administrative expenses	104	108	304	319
Depreciation and amortization	88	87	264	266
Interest expense and amortization of debt issuance costs	82	85	244	248
Research and development expenses	13	14	39	38
Gain on assets held for sale	—	(12)	—	(23)
Loss on extinguishment of debt	—	—	13	—
Restructuring and impairment, net	10	25	29	38
Equity in net loss of non-consolidated affiliates	—	2	2	4
Other (income) expense, net	(16)	(9)	(78)	14
	2,332	2,798	7,509	8,214
Income (loss) before income taxes	22	49	(39)	144
Income tax provision	16	3	28	25
Net income (loss)	6	46	(67)	119
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to our common shareholder	$6	$46	$(67)	$119
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended December 31,
	2015	2014
Net income	$6	$46
Other comprehensive (loss) income:
Currency translation adjustment	(26)	(83)
Net change in fair value of effective portion of cash flow hedges	10	17
Net change in pension and other benefits	12	5
Other comprehensive loss before income tax effect	(4)	(61)
Income tax provision related to items of other comprehensive income (loss)	—	8
Other comprehensive loss, net of tax	(4)	(69)
Comprehensive income (loss)	2	(23)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1	—
Comprehensive income (loss) attributable to our common shareholder	$1	$(23)

	Nine Months Ended December 31,
	2015	2014
Net (loss) income	$(67)	$119
Other comprehensive (loss) income:
Currency translation adjustment	(45)	(189)
Net change in fair value of effective portion of cash flow hedges	—	23
Net change in pension and other benefits	12	2
Other comprehensive loss before income tax effect	(33)	(164)
Income tax provision related to items of other comprehensive loss	1	9
Other comprehensive loss, net of tax	(34)	(173)
Comprehensive loss	(101)	(54)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	(1)
Comprehensive loss attributable to our common shareholder	$(100)	$(53)

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2015	March 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$457	$628
Accounts receivable, net
— third parties (net of uncollectible accounts of $3 as of December 31, 2015 and March 31, 2015)	1,110	1,289
— related parties	56	53
Inventories	1,277	1,431
Prepaid expenses and other current assets	107	112
Fair value of derivative instruments	64	77
Deferred income tax assets	95	79
Assets held for sale	5	6
Total current assets	3,171	3,675
Property, plant and equipment, net	3,465	3,542
Goodwill	607	607
Intangible assets, net	545	584
Investment in and advances to non–consolidated affiliate	452	447
Deferred income tax assets	109	95
Other long–term assets
— third parties	109	137
— related parties	17	15
Total assets	$8,475	$9,102
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$47	$108
Short–term borrowings	932	846
Accounts payable
— third parties	1,384	1,854
— related parties	49	44
Fair value of derivative instruments	111	149
Accrued expenses and other current liabilities	514	572
Deferred income tax liabilities	8	20
Total current liabilities	3,045	3,593
Long–term debt, net of current portion	4,442	4,349
Deferred income tax liabilities	243	261
Accrued postretirement benefits	749	748
Other long–term liabilities	168	221
Total liabilities	8,647	9,172
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2015 and March 31, 2015	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(992)	(925)
Accumulated other comprehensive loss	(594)	(561)
Total deficit of our common shareholder	(182)	(82)
Noncontrolling interests	10	12
Total deficit	(172)	(70)
Total liabilities and deficit	$8,475	$9,102
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended December 31,
	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(67)	$119
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	264	266
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(25)	6
Gain on assets held for sale	—	(23)
Loss on sale of assets	2	4
Impairment charges	8	7
Loss on extinguishment of debt	13	—
Deferred income taxes	(60)	(46)
Amortization of fair value adjustments, net	9	9
Equity in net loss of non-consolidated affiliates	2	4
Gain on foreign exchange remeasurement of debt	(5)	(4)
Amortization of debt issuance costs and carrying value adjustments	15	19
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	166	(176)
Inventories	146	(437)
Accounts payable	(422)	427
Other current assets	6	(62)
Other current liabilities	(42)	(6)
Other noncurrent assets	21	3
Other noncurrent liabilities	(30)	(23)
Net cash provided by operating activities	1	87
INVESTING ACTIVITIES
Capital expenditures	(282)	(368)
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	100
Outflows from investment in and advances to non-consolidated affiliates, net	(5)	(17)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(11)	1
Net cash used in investing activities	(296)	(284)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	151	303
Principal payments of long-term and short-term borrowings	(194)	(209)
Revolving credit facilities and other, net	178	238
Return of capital to our common shareholder	—	(250)
Dividends, noncontrolling interest	(1)	(1)
Debt issuance costs	(15)	(3)
Net cash provided by financing activities	119	78
Net decrease in cash and cash equivalents	(176)	(119)
Effect of exchange rate changes on cash	5	(3)
Cash and cash equivalents — beginning of period	628	509
Cash and cash equivalents — end of period	$457	$387

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (unaudited)
(in millions, except number of shares)

	Deficit of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Deficit
	Shares	Amount
Balance as of March 31, 2015	1,000	$—	$1,404	$(925)	$(561)	$12	$(70)
Net loss attributable to our common shareholder	—	—	—	(67)	—	—	(67)
Currency translation adjustment, net of tax provision of $ - million included in AOCI	—	—	—	—	(43)	(2)	(45)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $2 million included in AOCI	—	—	—	—	2	—	2
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	8	1	9
Noncontrolling interest cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of December 31, 2015	1,000	$—	$1,404	$(992)	$(594)	$10	$(172)
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
Organization and Description of Business
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2015. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2015, we had manufacturing operations in 11 countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which, when effective, will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet or each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. Adoption of this standard will impact the presentation of deferred debt issuance costs on our consolidated financial position. We have determined that the adoption of the standard as of December 31, 2015 would have resulted in a decrease of approximately $32 million to "Other long-term assets" and "Long-term debt, net of current portion" on the accompanying condensed consolidated Balance Sheet, and that we would continue to present debt issuance costs related to lines of credit as an asset. The future impact of the adoption on balance sheet classification may be impacted by future amortization and debt refinancing.

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
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which, when effective, will remove the requirement to measure inventory at the lower of cost or market whereas market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin, and require an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual periods beginning after December 15, 2016 including interim periods within those fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We will adopt this standard on April 1, 2016, the start of our next fiscal year. Adoption of this standard is not expected to have any impact on our consolidated financial position and results of operations.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which when effective will require deferred tax liabilities and assets which currently are required to be allocated between current and noncurrent, to be classified as noncurrent in the statement of financial position. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and this amendment can be applied either prospectively or retrospectively. We are evaluating our adoption approach and timing.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the nine months ended December 31, 2015 and 2014 was $29 million and $38 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2015	$32
-Provisions	22
-Reversal of expense	(1)
Expenses, net	21	$7	$28	$1	$29
Cash payments	(18)
Foreign currency and other (C)	(6)
Balance as of December 31, 2015	$29

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of December 31, 2015, $23 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $6 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of December 31, 2015, the restructuring liability for the North America segment was $1 million. Additionally, restructuring expenses and payments for the North America segment for the nine months ended December 31, 2015 totaled $1 million. The other regional and corporate restructuring activities are described in more detail on the subsequent pages.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe
The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - Europe
Business optimization
Severance	$—	$3	$43

Corporate Restructuring Program
Severance	4	—	—
Total restructuring charges - Europe	$4	$3	$43

Restructuring payments - Europe
Severance	$(4)	$(12)
Total restructuring payments - Europe	$(4)	$(12)
The Company implemented a series of restructuring actions at the global headquarters office and in the Europe region which include staff rationalization activities and the shutdown of facilities to improve our operations in Europe. As of December 31, 2015, the restructuring liability for the Europe segment was $6 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Restructuring charges - South America
Ouro Preto closures
Severance	$1	$14	$5
Asset impairments (A)	—	5	1
Environmental charges	—	6	16
Contract termination and other exit related costs	2	5	6

Other past restructuring programs	—	1	20
Total restructuring charges - South America	$3	$31	$48

Restructuring payments - South America
Severance	$(2)	$(12)
Other	(2)	(4)
Total restructuring payments - South America	$(4)	$(16)
(A)     These charges were not recorded through the restructuring liability.
We ceased operations at the smelter in Ouro Preto, Brazil, in December 2014. This decision was made in an effort to further align our global sustainability strategy, and exit non-core operations. Certain charges associated with this closure are reflected within the "Ouro Preto smelter closures" section above, along with our closure of a pot line in Ouro Preto, Brazil, in fiscal 2013. As of December 31, 2015, the restructuring liability for the South America segment was $18 million and related to $12 million of environmental charges, $1 million of certain labor related charges, and $5 million of other exit related costs.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Corporate
The following table summarizes our restructuring activity for our corporate office by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2015	2015	2014
Corporate Restructuring Program
Severance	$13	$—	$—
Asset impairments (A)	5	—	—
Period expenses (A)	1	—	—
Total restructuring charges - Corporate	$19	$—	$—

Restructuring payments - Corporate
Severance	$(9)	$—
Lease termination costs	—	(1)
Total restructuring payments - Corporate	$(9)	$(1)
(A)     These charges were not recorded through the restructuring liability.
During the first quarter of fiscal 2016, the Company implemented a series of restructuring actions at the global headquarters office and in the Europe region to better align the organization structure and corporate staffing levels with strategic priorities. As part of this plan, the Company impaired certain capitalized software assets. As of December 31, 2015, the restructuring liability for the corporate office was $4 million and related to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	December 31, 2015	March 31, 2015
Finished goods	$280	$358
Work in process	474	531
Raw materials	384	419
Supplies	139	123
Inventories	$1,277	$1,431

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
In April 2014, we entered into agreements to sell certain hydroelectric power generation operations in South America and our share of the joint venture of the Consorcio Candonga to two separate parties. In December 2014, we sold our share of the joint venture of the Consorcio Candonga. Additionally, we sold the majority of our hydroelectric power generation operations fully owned by the Company in February 2015. The remaining assets include two hydroelectric power generation facilities, with a net book value of $5 million as of December 31, 2015 and $6 million as of March 31, 2015, were classified as "Assets held for sale" in our condensed consolidated balance sheets. The contract for the sale of one facility is subject to final regulatory approval and resolution of certain operating license issues, and the other facility is in the final stages of being sold.
"Gain on assets held for sale" includes a $23 million gain from our sale of the joint venture of the Consorcio Candonga, $7 million from the sale of our consumer foil operations in North America and $6 million from a property and mining rights sale in South America during the nine months ended December 31, 2014. These gains were offset during the nine months ended December 31, 2014 by an estimated loss of $13 million related to the sale of certain hydroelectric assets that was completed in the fourth quarter of fiscal 2015.

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
We have the ability to make decisions regarding Logan’s production operations. We also have the ability to take the majority share of production and associated costs. These facts qualify us as Logan’s primary beneficiary and this entity is consolidated for all periods presented. All significant intercompany transactions and balances have been eliminated.
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.

	December 31, 2015	March 31, 2015
Assets
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable	31	40
Inventories	62	52
Prepaid expenses and other current assets	2	1
Total current assets	97	95
Property, plant and equipment, net	15	20
Goodwill	12	12
Deferred income taxes	73	65
Other long-term assets	5	4
Total assets	$202	$196
Liabilities
Current liabilities
Accounts payable	$26	$33
Accrued expenses and other current liabilities	16	12
Total current liabilities	42	45
Accrued postretirement benefits	172	166
Other long-term liabilities	2	2
Total liabilities	$216	$213

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net sales	$116	$135	$350	$411
Costs and expenses related to net sales	119	141	352	428
(Benefit) provision for taxes on income	(3)	1	(1)	(4)
Net loss	$—	$(7)	$(1)	$(13)
Purchases of tolling services from Alunorf	$58	$67	$175	$205

Additionally, we earned less than $1 million of interest income on a loan due from Alunorf.

The following table describes the period-end account balances that we had with our remaining non-consolidated affiliate, Alunorf, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf.

	December 31, 2015	March 31, 2015
Accounts receivable-related parties	$56	$53
Other long-term assets-related parties	$17	$15
Accounts payable-related parties	$49	$44

As noted above, we have a loan due from Alunorf, which is presented in "Other long-term assets-related parties" during each of the periods in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of December 31, 2015 and March 31, 2015.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2015, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of December 31, 2015, this guarantee totaled $2 million, though a separate associated liability for Novelis is not currently probable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with Hindalco. During the nine months ended December 31, 2015 and 2014, “Net sales” were less than $1 million between Novelis and Hindalco. As of December 31, 2015 and March 31, 2015, there were less than $1 million and $1 million in "Accounts receivable, net" outstanding, respectively, related to transactions with Hindalco.

During the nine months ended December 31, 2015, Novelis purchased $3 million in raw materials from Hindalco that were fully paid for during the quarter ended December 31, 2015. There were no such comparable purchases in the prior year.

On April 30, 2014, we paid a return of capital to our direct shareholder, AV Metals Inc., in the amount of $250 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	December 31, 2015					March 31, 2015
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	3.60%	$932	$—		$932	$846	$—		$846
Novelis Inc.
Floating rate Term Loan Facility, due through June 2022	4.00%	1,791	(17)	(B)	1,774	1,731	(13)	(B)	1,718
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	6	—		6	9	—		9
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 212 billion)	2.78%	181	—		181	192	—		192
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 24 million)	7.50%	24	(1)	(C)	23	28	(1)	(C)	27
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 18 million)	5.92%	5	(1)	(D)	4	7	(1)	(D)	6
Other
Other debt, due through December 2020	3.59%	1	—		1	5	—		5
Total debt		5,440	(19)		5,421	5,318	(15)		5,303
Less: Short-term borrowings		(932)	—		(932)	(846)	—		(846)
Current portion of long term debt		(47)	—		(47)	(108)	—		(108)
Long-term debt, net of current portion		$4,461	$(19)		$4,442	$4,364	$(15)		$4,349

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of December 31, 2015, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 through 2016. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments was allocated to the Term Loan Facility, resulting in carrying value adjustments on this debt obligation. The unamortized carrying value also includes issuance discounts from subsequent refinancings.

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

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2015 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2015	Amount
Short-term borrowings and current portion of long-term debt due within one year	$979
2 years	1,189
3 years	125
4 years	25
5 years	1,421
Thereafter	1,701
Total	$5,440
Senior Secured Credit Facilities
     As of December 31, 2015, the senior secured credit facilities consisted of (i) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility), (ii) a $1.2 billion five-year asset based loan facility (ABL Revolver) and (iii) a $200 million 15-month subordinated secured lien revolving facility (Subordinated Lien Revolver). As of December 31, 2015, $18 million of the Term Loan Facility is due within one year.
In June 2015, we entered into the Subordinated Lien Revolver with a maturity date of September 10, 2016. The interest rate for a loan under the Subordinated Lien Revolver is either equal to (i) a prime rate plus a spread of 2.5% or 2.25 depending on the total net leverage ratio then in effect or (ii) the higher of LIBOR and 0.75% plus a spread of 3.50% or 3.25% depending on the total net leverage ratio then in effect. The Subordinated Lien Revolver requires us to maintain a secured net leverage ratio of 4 to 1. Pursuant to the terms of the Term Loan Facility, such secured net leverage maintenance covenant will automatically apply to the Term Loan Facility as well for so long as the Subordinated Lien Revolver is in effect.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver. The interest rate for a loan under the ABL Revolver is either (i) prime rate plus a spread of 0.50% to 1.00% based on excess availability or (ii) of LIBOR plus a spread of 1.50% to 2.00% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of December 31, 2015, we were in compliance with the covenants in the Term Loan Facility, ABL Revolver and Subordinated Lien Revolver.
Short-Term Borrowings
As of December 31, 2015, our short-term borrowings were $932 million, consisting of $594 million of loans under our ABL Revolver, $115 million under our Subordinated Lien Revolver, $77 million in Novelis Brazil loans, $49 million (KRW 58 billion) in Novelis Korea loans, $43 million (CNY 280 million) in Novelis China loans, $40 million in Novelis Middle East and Africa loans, $11 million (VND 247 billion) in Novelis Vietnam loans and $3 million of other short-term borrowings.
As of December 31, 2015, $6 million of the ABL Revolver availability was utilized for letters of credit, and we had $199 million in remaining availability under the ABL Revolver.
As of December 31, 2015, $85 million under the Subordinated Lien Revolver was available.
Novelis Korea has entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of December 31, 2015, we had $201 million (KRW 236 billion) in remaining availability under these facilities.
In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving facility agreements totaling $40 million. As of December 31, 2015, we had fully drawn on these facilities.
In fiscal year 2015, Novelis China entered into a committed facility. On September 16, 2015 the committed facility for Novelis China was increased to $31 million (200 million CNY). As of December 31, 2015, we had $4 million (CNY 26 million) in remaining availability under this facility.
Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of December 31, 2015, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through December 2016 for the 2017 Notes and through December 2018 for the 2020 Notes.
Korean Bank Loans
As of December 31, 2015, Novelis Korea had $17 million (KRW 20 billion) of outstanding long-term loans with various banks due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of December 31, 2015 there are $1 million of BNDES long-term loans due within one year.
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
As of December 31, 2015, we had $1 million of other debt, including certain capital lease obligations, with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), and phantom restricted stock units (RSUs) are granted to certain executive officers and key employees. The RSUs are based on Hindalco's stock price. The Hindalco SARs and Novelis SARs vest at the rate of 25% per year, subject to the achievement of an annual performance target, and expire seven years from their original grant date. The performance criterion for vesting of both the Hindalco SARs and Novelis SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The RSUs vest in full three years from the grant date, subject to continued employment with the Company, but are not subject to performance criteria.
During the nine months ended December 31, 2015, we granted 2,239,448 RSUs, 7,802,749 Hindalco SARs, and 681,551 Novelis SARs. Total compensation expense (benefit) related to these plans for the respective periods was $3 million and $4 million for the three months ended December 31, 2015, and 2014; and $(4) million and $11 million for the nine months ended December 31, 2015 and 2014, respectively. These amounts are included in “Selling, general and administrative expenses” or "Cost of goods sold (exclusive of depreciation and amortization)" in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2017, 2018 and 2019 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.
The cash payments made to settle SAR liabilities were $2 million and $7 million in the nine months ended December 31, 2015 and 2014, respectively. Total cash payments made to settle Hindalco RSUs were $5 million and $3 million in the nine months ended December 31, 2015 and 2014, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $4 million, which is expected to be recognized over a weighted average period of 2.5 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $14 million, which is expected to be recognized over a weighted average period of 2.6 years. Unrecognized compensation expense related to the RSUs was $4 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.

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
Components of net periodic benefit cost (credit) for all of our postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014
Service cost	$12	$11	$2	$2
Interest cost	15	17	1	1
Expected return on assets	(17)	(17)	—	—
Amortization — losses, net	10	5	1	3
Amortization — prior service credit, net	(1)	(1)	(6)	(9)
Net periodic benefit cost (credit)	$19	$15	$(2)	$(3)

	Pension Benefit Plans		Other Benefits
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Service cost	$36	$33	$4	$4
Interest cost	44	51	4	4
Expected return on assets	(51)	(52)	—	—
Amortization — losses	28	17	3	7
Amortization — prior service credit, net	(2)	(2)	(20)	(29)
Termination benefits / (curtailments)	—	1	—	(2)
Net periodic benefit cost (credit)	$55	$48	$(9)	$(16)
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Funded pension plans	$13	$11	$19	$23
Unfunded pension plans	3	2	8	9
Savings and defined contribution pension plans	5	5	18	13
Total contributions	$21	$18	$45	$45
During the remainder of fiscal 2016, we expect to contribute an additional $7 million to our funded pension plans, $3 million to our unfunded pension plans and $5 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY GAINS
The following currency losses (gains) are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Loss (gain) on remeasurement of monetary assets and liabilities, net	$3	$(17)	$(48)	$(19)
Loss released from accumulated other comprehensive loss	—	—	1	1
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(7)	13	42	15
Currency gains, net	$(4)	$(4)	$(5)	$(3)
The following currency losses are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2015	Year Ended March 31, 2015

Cumulative currency translation adjustment — beginning of period	$(214)	$90
Effect of changes in exchange rates	(45)	(304)
Cumulative currency translation adjustment — end of period	$(259)	$(214)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of December 31, 2015 and March 31, 2015 (in millions).

	December 31, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$18	$—	$(3)	$—	$15
Currency exchange contracts	2	3	(33)	(12)	(40)
Energy contracts	—	—	(5)	(1)	(6)
Net investment hedges
Currency exchange contracts	2	—	—	—	2
Total derivatives designated as hedging instruments	22	3	(41)	(13)	(29)
Derivatives not designated as hedging instruments
Aluminum contracts	27	—	(28)	—	(1)
Currency exchange contracts	13	—	(28)	—	(15)
Energy contracts	2	—	(14)	—	(12)
Total derivatives not designated as hedging instruments	42	—	(70)	—	(28)
Total derivative fair value	$64	$3	$(111)	$(13)	$(57)

	March 31, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$15	$—	$(5)	$—	$10
Currency exchange contracts	4	—	(42)	(15)	(53)
Energy contracts	—	—	(6)	(2)	(8)
Interest rate swaps	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	24	—	(54)	(17)	(47)
Derivatives not designated as hedging instruments:
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	26	—	(54)	—	(28)
Energy contracts	3	—	(15)	(7)	(19)
Total derivatives not designated as hedging instruments	53	—	(95)	(7)	(49)
Total derivative fair value	$77	$—	$(149)	$(24)	$(96)

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 1 kt and 2 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2015 and March 31, 2015, respectively. One kilotonne (kt) is 1,000 metric tonnes.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions).

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$(1)	$(1)	$(2)	$—
Designated Hedged Items	1	1	2	—
Net Ineffectiveness (A)	$—	$—	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net." There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 2 kt and 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2015 and March 31, 2015, respectively.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. We had 312 kt and 285 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2015 and March 31, 2015, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2015 and March 31, 2015, we had 55 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months.
The following table summarizes our notional amount (in kt).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	December 31, 2015	March 31, 2015
Hedge Type
Purchase (Sale)
Cash flow purchases	2	1
Cash flow sales	(312)	(285)
Fair value	1	2
Not designated	(55)	(36)
Total, net	(364)	(318)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $645 million and $590 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2015 and March 31, 2015, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $12 million and $28 million of outstanding foreign currency forwards designated as net investment hedges as of December 31, 2015 and March 31, 2015, respectively.
As of December 31, 2015 and March 31, 2015, we had outstanding currency exchange contracts with a total notional amount of $561 million and $868 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal 2016 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap, which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of December 31, 2015, and the fair value of this swap was a liability of $10 million as of December 31, 2015. As of March 31, 2015, the fair value of this electricity swap was a liability of $16 million.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 6 million MMBTUs designated as cash flow hedges as of December 31, 2015, and the fair value was a liability of $6 million. There were 7 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2015 and the fair value was a liability of $8 million. As of December 31, 2015 and March 31, 2015, we had 1 million and 2 million of MMBTUs, respectively, of natural gas forward purchase contracts that were not designated as hedges. The fair value as of December 31, 2015 and March 31, 2015 was a liability of $2 million and a liability of $3 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
Interest Rate
As of December 31, 2015, we swapped $113 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2015 and March 31, 2015, $113 million (KRW 133 billion) and $78 million (KRW 86 billion), respectively, were designated as cash flow hedges.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Derivative Instruments Not Designated as Hedges
Aluminum contracts (C)	$8	$—	$48	$(27)
Currency exchange contracts	7	(11)	(47)	(13)
Energy contracts (A)	—	(2)	2	2
Gain (loss) recognized in "Other (income) expense, net"	15	(13)	3	(38)
Derivative Instruments Designated as Hedges
Gain recognized in "Other (income) expense, net" (B)	6	6	22	14
Total gain (loss) recognized in "Other (income) expense, net"	$21	$(7)	$25	$(24)
Balance sheet remeasurement currency exchange contract gains (losses)	$7	$(13)	$(43)	$(16)
Realized gains (losses), net	16	(6)	50	(20)
Unrealized (losses) gains on other derivative instruments, net (C)	(2)	12	18	12
Total gain (loss) recognized in "Other (income) expense, net"	$21	$(7)	$25	$(24)

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

(C)
During the three and nine months ended December 31, 2015, the level of undesignated aluminum derivatives was higher due to the recent volatility in the local market premium component of our net selling prices.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $43 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Cash flow hedging derivatives
Aluminum contracts	$12	$26	$71	$(22)	$6	$7	$22	$17
Currency exchange contracts	11	(16)	(32)	(3)	—	(1)	—	(2)
Energy contracts	(2)	(7)	(4)	(10)	—	—	—	—
Interest Rate Swaps	—	(1)	—	(1)	—	—	—	—
Total cash flow hedging derivatives	$21	$2	$35	$(36)	$6	$6	$22	$15
Net investment derivatives
Currency exchange contracts	—	3	(1)	7	—	—	—	—
Total	$21	$5	$34	$(29)	$6	$6	$22	$15

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2015	2014	2015	2014
Energy contracts (A)	$(1)	$(1)	$(4)	$(4)	Other (income) expense, net
Energy contracts (C)	(3)	—	(7)	1	Cost of goods sold (B)
Aluminum contracts	32	(17)	83	(68)	Cost of goods sold (B)
Currency exchange contracts	(13)	(6)	(29)	(4)	Cost of goods sold (B)
Currency exchange contracts	(1)	—	(2)	—	Selling, general and administrative expenses
Currency exchange contracts	(4)	4	(4)	13	Net sales
Currency exchange contracts	—	—	(1)	(1)	Other (income) expense, net
Currency exchange contracts	—	7	—	7	Gain on assets held for sale, net
Currency exchange contracts	—	(1)	(1)	(1)	Depreciation and amortization
Interest rate swaps	(1)	—	(1)	—	Interest expense
Total	$9	$(14)	$34	$(57)	Income (loss) before taxes
	(8)	2	(22)	18	Income tax (provision) benefit
	$1	$(12)	$12	$(39)	Net income (loss)

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2015	$(229)	$(75)	$(285)	$(589)
Other comprehensive income (loss) before reclassifications	(27)	15	5	(7)
Amounts reclassified from AOCI	—	(1)	3	2
Net current-period other comprehensive income (loss)	(27)	14	8	(5)
Balance as of December 31, 2015	$(256)	$(61)	$(277)	$(594)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2014	$(16)	$(19)	$(159)	$(194)
Other comprehensive income (loss) before reclassifications	(83)	(2)	7	(78)
Amounts reclassified from AOCI	—	12	(3)	9
Net current-period other comprehensive income (loss)	(83)	10	4	(69)
Balance as of December 31, 2014	$(99)	$(9)	$(155)	$(263)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2015	$(213)	$(63)	$(285)	$(561)
Other comprehensive income (loss) before reclassifications	(43)	14	2	(27)
Amounts reclassified from AOCI, net	—	(12)	6	(6)
Net current-period other comprehensive income (loss)	(43)	2	8	(33)
Balance as of December 31, 2015	$(256)	$(61)	$(277)	$(594)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income (loss) before reclassifications	(188)	(28)	10	(206)
Amounts reclassified from AOCI, net	—	39	(5)	34
Net current-period other comprehensive income (loss)	(188)	11	5	(172)
Balance as of December 31, 2014	$(99)	$(9)	$(155)	$(263)
(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

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
The average forward price at December 31, 2015, estimated using the method described above, was $46 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $26 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2015 and March 31, 2015, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2015 and March 31, 2015 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	December 31, 2015		March 31, 2015
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$45	$(31)	$39	$(31)
Currency exchange contracts	20	(73)	35	(111)
Energy contracts	2	(10)	3	(14)
Interest rate swaps	—	—	—	(1)
Total level 2 instruments	67	(114)	77	(157)
Level 3 instruments
Energy contracts	—	(10)	—	(16)
Total level 3 instruments	—	(10)	—	(16)
Total gross	$67	$(124)	$77	$(173)
Netting adjustment (A)	(29)	29	(28)	28
Total net	$38	$(95)	$49	$(145)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of less than $2 million for the nine months ended December 31, 2015 related to Level 3 financial instruments that were still held as of December 31, 2015. These unrealized gains were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2015	$(16)
Unrealized/realized gain included in earnings (B)	7
Settlements	(1)
Balance as of December 31, 2015	$(10)
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

	December 31, 2015		March 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$17	$13	$15	$15
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,489	$4,109	$4,457	$4,659

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Foreign currency remeasurement gains, net (A)	$(4)	$(4)	$(5)	$(3)
Loss (gain) on change in fair value of other unrealized derivative instruments, net (B)	2	(12)	(18)	(12)
(Gain) loss on change in fair value of other realized derivative instruments, net (B)	(16)	6	(50)	20
Loss on sale of assets, net	1	1	2	4
Loss on Brazilian tax litigation, net (C)	1	1	4	5
Interest income	(5)	(1)	(9)	(4)
Gain on business interruption insurance recovery (D)	—	—	(10)	—
Other, net	5	—	8	4
Other (income) expense, net	$(16)	$(9)	$(78)	$14

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 11 - Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Pre-tax income (loss) before equity in net loss of non-consolidated affiliates and noncontrolling interests	$22	$51	$(37)	$148
Canadian statutory tax rate	25%	25%	25%	25%
Provision (benefit) at the Canadian statutory rate	$6	$13	$(9)	$37
Increase (decrease) for taxes on (loss) income resulting from:
Exchange translation items	5	(2)	15	(13)
Exchange remeasurement of deferred income taxes	1	(7)	(13)	(17)
Change in valuation allowances	18	16	63	52
Income items not subject to tax	—	3	3	5
Dividends not subject to tax	(17)	(17)	(34)	(41)
Enacted tax rate changes	5	—	5	—
Tax rate differences on foreign earnings	(1)	(2)	2	2
Uncertain tax positions	(1)	4	(2)	5
Income tax refunds	—	(5)	—	(5)
Other — net	—	—	(2)	—
Income tax provision	$16	$3	$28	$25
Effective tax rate	73%	6%	(76)%	17%
Exchange translation items relate primarily to U.S. dollar denominated monetary assets and liabilities which will ultimately be taxed in local currency. The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses. The effects of enacted tax rate changes on cumulative taxable temporary differences resulted in an increase to tax expense of $5 million.
As of December 31, 2015, we had a net deferred tax liability of $47 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $598 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2008 through 2013. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $11 million.

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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of December 31, 2015 were approximately $17 million, of which $8 million was included in “Other long-term liabilities” and the remaining $9 million in “Accrued expenses and other current liabilities”. Of the total $17 million, $13 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. As of March 31, 2015, $18 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	December 31, 2015	March 31, 2015
Cash deposits (A)	$2	$3

Short-term settlement liability (B)	$7	$7
Long-term settlement liability (B)	52	66
Total settlement liability	$59	$73

Liability for other disputes and claims (C)	$13	$12

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Loss on Brazilian tax litigation, net	$1	$1	$4	$5
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of December 31, 2015 and March 31, 2015, we sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of December 31, 2015 were $23 million and as of March 31, 2015 were approximately $206 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of December 31, 2015 and March 31, 2015, there was no liability related to these repurchase obligations on our accompanying condensed consolidated balance sheets.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$452	$—	$—	$—	$452
Total assets	$2,630	$2,750	$1,493	$1,505	$97	$8,475

March 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$447	$—	$—	$—	$447
Total assets	$2,744	$2,952	$1,663	$1,588	$155	$9,102

Selected Operating Results Three Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$781	$697	$454	$378	$44	$2,354
Net sales-intersegment	1	32	29	23	(85)	—
Net sales	$782	$729	$483	$401	$(41)	$2,354

Depreciation and amortization	$35	$27	$15	$15	$(4)	$88
Income tax (benefit) provision	$(15)	$(3)	$3	$24	$7	$16
Capital expenditures	$31	$29	$11	$7	$—	$78

Selected Operating Results Three Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$908	$880	$550	$464	$45	$2,847
Net sales-intersegment	3	49	65	30	(147)	—
Net sales	$911	$929	$615	$494	$(102)	$2,847

Depreciation and amortization	$34	$27	$17	$15	$(6)	$87
Income tax provision (benefit)	$(9)	$(2)	$4	$4	$6	$3
Capital expenditures	$35	$47	$19	$11	$(8)	$104

Selected Operating Results Nine Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,501	$2,310	$1,430	$1,094	$135	$7,470
Net sales-intersegment	4	138	98	75	(315)	—
Net sales	$2,505	$2,448	$1,528	$1,169	$(180)	$7,470

Depreciation and amortization	$106	$79	$46	$45	$(12)	$264
Income tax (benefit) provision	$(47)	$(16)	$8	$47	$36	$28
Capital expenditures	$108	$117	$31	$22	$4	$282

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Nine Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,624	$2,691	$1,610	$1,289	$144	$8,358
Net sales-intersegment	15	115	129	70	(329)	—
Net sales	$2,639	$2,806	$1,739	$1,359	$(185)	$8,358

Depreciation and amortization	$102	$79	$55	$48	$(18)	$266
Income tax (benefit) provision	$(14)	$17	$10	$(3)	$15	$25
Capital expenditures	$82	$197	$53	$39	$(3)	$368

The following table shows the reconciliation from segment income for each of our regions to “Net (loss) income attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
North America	$68	$71	$163	$211
Europe	37	57	69	211
Asia	30	33	100	106
South America	77	75	190	171
Intersegment eliminations	—	—	(1)	2
Depreciation and amortization	(88)	(87)	(264)	(266)
Interest expense and amortization of debt issuance costs	(82)	(85)	(244)	(248)
Adjustment to eliminate proportional consolidation	(7)	(10)	(22)	(27)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(2)	12	18	12
Realized gains (losses) on derivative instruments not included in segment income	1	(3)	(1)	(4)
Gain on assets held for sale	—	12	—	23
Loss on extinguishment of debt	—	—	(13)	—
Restructuring and impairment, net	(10)	(25)	(29)	(38)
Loss on sale of fixed assets	(1)	(1)	(2)	(4)
Other costs, net	(1)	—	(3)	(5)
Income (loss) before income taxes	22	49	(39)	144
Income tax provision	16	3	28	25
Net income (loss)	6	46	(67)	119
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to our common shareholder	$6	$46	$(67)	$119

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Rexam (A)	20%	19%	19%	18%
Ball	12%	10%	11%	10%

(A)	In February of 2015, Ball Corporation made an offer to acquire Rexam. The combination is subject to regulatory approvals and other customary conditions to closing.
Rio Tinto Alcan (RTA) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RTA as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Purchases from RTA as a percentage of total	13%	16%	13%	16%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Nine Months Ended December 31,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$284	$283
Income taxes paid	$66	$87
As of December 31, 2015, we recorded $55 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to December 31, 2015.

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
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$148	$2,000	$589	$(383)	$2,354
Cost of goods sold (exclusive of depreciation and amortization)	156	1,742	536	(383)	2,051
Selling, general and administrative expenses	(3)	87	20	—	104
Depreciation and amortization	5	66	17	—	88
Interest expense and amortization of debt issuance costs	79	18	4	(19)	82
Research and development expenses	—	13	—	—	13
Restructuring and impairment, net	2	7	1	—	10
Equity in net income of consolidated subsidiaries	(80)	(11)	—	91	—
Other (income) expense, net	(17)	(20)	2	19	(16)
	142	1,902	580	(292)	2,332
Income (loss) before income taxes	6	98	9	(91)	22
Income tax provision	—	14	2	—	16
Net income (loss)	6	84	7	(91)	6
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income (loss) attributable to our common shareholder	$6	$84	$7	$(91)	$6
Comprehensive income	$1	$45	$23	$(67)	$2
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—	1
Comprehensive income attributable to our common shareholder	$1	$45	$22	$(67)	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$145	$2,418	$699	$(415)	$2,847
Cost of goods sold (exclusive of depreciation and amortization)	159	2,112	642	(415)	2,498
Selling, general and administrative expenses	(5)	89	24	—	108
Depreciation and amortization	4	66	17	—	87
Research and development expenses	—	14	—	—	14
Interest expense and amortization of debt issuance costs	79	22	3	(19)	85
Gain on assets held for sale, net	—	(12)	—	—	(12)
Restructuring and impairment, net	1	24	—	—	25
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(137)	(4)	—	141	—
Other (income) expense, net	(6)	(25)	3	19	(9)
	95	2,288	689	(274)	2,798
Income before taxes	50	130	10	(141)	49
Income tax provision (benefit)	4	(7)	6	—	3
Net income	46	137	4	(141)	46
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$46	$137	$4	$(141)	$46
Comprehensive (loss) income	$(23)	$96	$(23)	$(73)	$(23)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	—	—
Comprehensive (loss) income attributable to our common shareholder	$(23)	$96	$(23)	$(73)	$(23)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$472	$6,450	$1,810	$(1,262)	$7,470
Cost of goods sold (exclusive of depreciation and amortization)	489	5,813	1,649	(1,259)	6,692
Selling, general and administrative expenses	(8)	258	54	—	304
Depreciation and amortization	14	200	50	—	264
Interest expense and amortization of debt issuance costs	238	55	8	(57)	244
Loss on extinguishment of debt	13	—	—	—	13
Research and development expenses	—	38	1	—	39
Restructuring and impairment, net	11	16	2	—	29
Equity in net loss of non-consolidated affiliates	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(183)	(30)	—	213	—
Other (income) expense, net	(38)	(110)	13	57	(78)
	536	6,242	1,777	(1,046)	7,509
(Loss) income before income taxes	(64)	208	33	(216)	(39)
Income tax provision	3	18	7	—	28
Net (loss) income	(67)	190	26	(216)	(67)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(67)	$190	$26	$(216)	$(67)
Comprehensive (loss) income	$(100)	$187	$(13)	$(175)	$(101)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to our common shareholder	$(100)	$187	$(12)	$(175)	$(100)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$485	$7,068	$2,068	$(1,263)	$8,358
Cost of goods sold (exclusive of depreciation and amortization)	503	6,183	1,889	(1,265)	7,310
Selling, general and administrative expenses	(10)	263	66	—	319
Depreciation and amortization	13	195	58	—	266
Research and development expenses	—	37	1	—	38
Interest expense and amortization of debt issuance costs	240	56	8	(56)	248
Gain on assets held for sale, net	(5)	(18)	—	—	(23)
Restructuring and impairment, net	1	35	2	—	38
Equity in net loss of non-consolidated affiliates	—	4	—	—	4
Equity in net income of consolidated subsidiaries	(355)	(23)	—	378	—
Other (income) expense, net	(28)	(22)	8	56	14
	359	6,710	2,032	(887)	8,214
Income before income taxes	126	358	36	(376)	144
Income tax provision	7	5	13	—	25
Net income	119	353	23	(376)	119
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$119	$353	$23	$(376)	$119
Comprehensive (loss) income	$(53)	$202	$2	$(205)	$(54)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to our common shareholder	$(53)	$202	$3	$(205)	$(53)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3	$239	$215	$—	$457
Accounts receivable, net of allowances
— third parties	38	845	227	—	1,110
— related parties	337	155	133	(569)	56
Inventories	50	945	286	(4)	1,277
Prepaid expenses and other current assets	5	74	28	—	107
Fair value of derivative instruments	9	52	7	(4)	64
Deferred income tax assets	—	87	8	—	95
Assets held for sale	—	5	—	—	5
Total current assets	442	2,402	904	(577)	3,171
Property, plant and equipment, net	82	2,552	831	—	3,465
Goodwill	—	596	11	—	607
Intangible assets, net	14	528	3	—	545
Investments in and advances to non-consolidated affiliates	—	452	—	—	452
Investments in consolidated subsidiaries	3,126	598	—	(3,724)	—
Deferred income tax assets	—	51	58	—	109
Other long-term assets
— third parties	49	46	14	—	109
— related parties	1,153	67	—	(1,203)	17
Total assets	$4,866	$7,292	$1,821	$(5,504)	$8,475
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$21	$8	$18	$—	$47
Short-term borrowings
— third parties	454	375	103	—	932
— related parties	45	115	—	(160)	—
Accounts payable
— third parties	23	881	480	—	1,384
— related parties	69	252	41	(313)	49
Fair value of derivative instruments	39	60	16	(4)	111
Accrued expenses and other current liabilities
— third parties	33	407	74	—	514
— related parties	—	87	9	(96)	—
Deferred income tax liabilities	—	8	—	—	8
Total current liabilities	684	2,193	741	(573)	3,045
Long-term debt, net of current portion
— third parties	4,258	21	163	—	4,442
— related parties	49	1,099	55	(1,203)	—
Deferred income tax liabilities	—	235	8	—	243
Accrued postretirement benefits	30	533	186	—	749
Other long-term liabilities	27	136	5	—	168
Total liabilities	5,048	4,217	1,158	(1,776)	8,647
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(992)	1,958	738	(2,696)	(992)
Accumulated other comprehensive loss	(594)	(564)	(85)	649	(594)
Total (deficit) equity of our common shareholder	(182)	1,394	653	(2,047)	(182)
Noncontrolling interests	—	—	10	—	10
Total (deficit) equity	(182)	1,394	663	(2,047)	(172)
Total liabilities and (deficit) equity	$4,866	$7,292	$1,821	$(5,504)	$8,475

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$365	$259	$—	$628
Accounts receivable, net of allowances
— third parties	23	1,034	232	—	1,289
— related parties	385	154	158	(644)	53
Inventories	55	1,084	294	(2)	1,431
Prepaid expenses and other current assets	6	89	17	—	112
Fair value of derivative instruments	19	55	9	(6)	77
Deferred income tax assets	—	70	9	—	79
Assets held for sale	—	6	—	—	6
Total current assets	492	2,857	978	(652)	3,675
Property, plant and equipment, net	95	2,549	898	—	3,542
Goodwill	—	596	11	—	607
Intangible assets, net	19	562	3	—	584
Investments in and advances to non-consolidated affiliates	—	447	—	—	447
Investments in consolidated subsidiaries	3,013	597	—	(3,610)	—
Deferred income tax assets	—	47	48	—	95
Other long-term assets
— third parties	57	70	10	—	137
— related parties	1,265	64	—	(1,314)	15
Total assets	$4,941	$7,789	$1,948	$(5,576)	$9,102
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$78	$—	$108
Short-term borrowings
— third parties	394	381	71	—	846
— related parties	—	122	—	(122)	—
Accounts payable
— third parties	27	1,195	632	—	1,854
— related parties	78	393	42	(469)	44
Fair value of derivative instruments	83	62	10	(6)	149
Accrued expenses and other current liabilities
— third parties	99	412	61	—	572
— related parties	—	47	6	(53)	—
Deferred income tax liabilities	—	20	—	—	20
Total current liabilities	703	2,640	900	(650)	3,593
Long-term debt, net of current portion
— third parties	4,205	28	116	—	4,349
— related parties	49	1,209	56	(1,314)	—
Deferred income tax liabilities	—	254	7	—	261
Accrued postretirement benefits	30	534	184	—	748
Other long-term liabilities	36	175	10	—	221
Total liabilities	5,023	4,840	1,273	(1,964)	9,172
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(925)	1,831	711	(2,542)	(925)
Accumulated other comprehensive loss	(561)	(563)	(48)	611	(561)
Total (deficit) equity of our common shareholder	(82)	1,268	663	(1,931)	(82)
Noncontrolling interests	—	—	12	—	12
Total (deficit) equity	(82)	1,268	675	(1,931)	(70)
Total liabilities and (deficit) equity	$4,941	$7,789	$1,948	$(5,576)	$9,102

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Nine Months Ended December 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(4)	$250	$8	$(253)	$1
INVESTING ACTIVITIES
Capital expenditures	(2)	(249)	(31)	—	(282)
Proceeds from sales of assets, net of transaction fees and hedging
— third parties	—	2	—	—	2
Outflows from investment in and advances to affiliates, net	(58)	(5)	(45)	103	(5)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(76)	76	(11)	—	(11)
Net cash used in investing activities	(136)	(176)	(87)	103	(296)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	60	48	43	—	151
— related parties	—	140	—	(140)	—
Principal payments of long-term and short-term borrowings
— third parties	(11)	(140)	(43)	—	(194)
— related parties	—	(75)	—	75	—
Revolving credit facilities and other, net
— third parties	60	81	37	—	178
— related parties	45	(7)	—	(38)	—
Dividends, noncontrolling interest	—	(252)	(2)	253	(1)
Debt issuance costs	(15)	—	—	—	(15)
Net cash provided by(used in) financing activities	139	(205)	35	150	119
Net decrease in cash and cash equivalents	(1)	(131)	(44)	—	(176)
Effect of exchange rate changes on cash	—	5	—	—	5
Cash and cash equivalents — beginning of period	4	365	259	—	628
Cash and cash equivalents — end of period	$3	$239	$215	$—	$457

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Nine Months Ended December 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$18	$326	$(24)	$(233)	$87
INVESTING ACTIVITIES
Capital expenditures	(6)	(304)	(58)	—	(368)
Proceeds from the sale of assets, net of transaction fees
— third parties	29	71	—	—	100
Proceeds (outflows) from investment in and advances to affiliates, net	115	(17)	(40)	(75)	(17)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(6)	13	(6)	—	1
Net cash provided by (used in) investing activities	132	(237)	(104)	(75)	(284)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	289	14	—	303
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(16)	(167)	(26)	—	(209)
— related parties	—	(64)	—	64	—
Revolving credit facilities and other, net
— third parties	77	79	82	—	238
— related parties	40	(564)	—	524	—
Return of capital to our common shareholder	(250)	—	—	—	(250)
Dividends, noncontrolling interests	—	(232)	(2)	233	(1)
Proceeds from issuance of intercompany equity	—	—	10	(10)	—
Debt issuance costs	(3)	—	—	—	(3)
Net cash (used in) provided by financing activities	(152)	(159)	81	308	78
Net decrease in cash and cash equivalents	(2)	(70)	(47)	—	(119)
Effect of exchange rate changes on cash	—	(4)	1	—	(3)
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$2	$298	$87	$—	$387

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2015. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2015, we had manufacturing operations in 11 countries on four continents, which include 25 operating plants, and recycling operations in 11 of these plants.
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

HIGHLIGHTS
We reported "Segment income" of $212 million for the third quarter of fiscal 2016, compared to $236 million for the third quarter of fiscal 2015. The decrease is primarily due to significant unfavorable metal price lag of $26 million in the current quarter versus favorable metal price lag of $8 million in the prior year comparable quarter caused by volatility in local market premiums. The favorable impacts of increased flat rolled product shipments and a strategic mix shift to automotive products were partially offset by lower recycling benefits and higher costs associated with the start-up of new capacity. Global economic uncertainty, foreign currency volatility and uncertainty in commodity markets, while not impacting the efficiency of our operations, impacted our financial results and likely will continue to have an impact in the near term.
Shipments of flat rolled products increased to 779 kt, setting a new third quarter shipment record, compared to 757 kt during the third quarter of fiscal 2015. Year to date shipments of flat rolled products increased to 2,335 kt which is also at record levels. Global automotive shipments increased by 52% and 59% compared to the three and nine months ended December 31, 2014, respectively. The increase in automotive and beverage can sheet shipments more than offset the decline in specialty shipments during the three and nine months ended December 31, 2014 and 2015, as we continue to focus on optimizing our product portfolio.
We have made significant investments in automotive sheet finishing operations globally as the automotive industry is using more aluminum in vehicles to improve vehicle performance and fuel efficiency by reducing vehicle weight. The two automotive sheet finishing lines in our Oswego, New York facility are operating at full capacity, and our automotive finishing line in Changzhou, China continues to ramp up production in line with demand, which is contributing to record global automotive shipment levels. We are commissioning our third automotive finishing line at our Oswego, New York facility, and a second automotive finishing line at our Nachterstedt, Germany facility.
We reported "Net income" of $6 million in the three months ended December 31, 2015, compared with "Net income" of $46 million in the three months ended December 31, 2014. Net cash provided by operating activities was $1 million for the nine months ended December 31, 2015, a decrease of $86 million from the prior comparable period, primarily due to lower "Segment income," partially offset by lower working capital. Capital expenditures related to strategic expansion projects declined as our larger projects have either recently commissioned or are in the commissioning phase. We spent $282 million on capital expenditures globally for the nine months ended December 31, 2015 compared to $368 million in the same period in prior year.

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
Base aluminum prices continued on a downward trend in the third quarter of fiscal 2016 and have declined sharply during the first nine months of fiscal 2016. Local market premiums declined sharply during the first six months of fiscal 2016 but stabilized during the third quarter. For the three and nine months ended December 31, 2015 the average LME cash price paid during the period and average local market premiums have decreased significantly as compared to the prices during the three and nine months ended December 31, 2014. These price declines are contractually passed through to the majority of our customers, although recognition in net selling prices precedes the recognition of metal price movements in our cost of goods sold. Although we use derivatives contracts to minimize the price lag associated with LME base aluminum prices, we do not use derivative contracts for local market premiums, as these are not prevalent in the market.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
Net sales	$2,680	$2,831	$2,847	$2,789	$11,147	$2,634	$2,482	$2,354
Percentage increase (decrease) in net sales versus comparable previous year period	12%	17%	18%	9%	14%	(2)%	(12)%	(17)%
Rolled product shipments:
North America	249	260	255	243	1,007	261	269	253
Europe	246	234	218	240	938	252	250	232
Asia	188	186	198	196	768	193	187	193
South America	114	116	129	131	490	107	117	132
Eliminations	(27)	(31)	(43)	(52)	(153)	(45)	(35)	(31)
Total	770	765	757	758	3,050	768	788	779

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	9%	9%	(2)%	5%	5%	3%	(1)%
Europe	6%	4%	3%	(1)%	3%	2%	7%	6%
Asia	16%	19%	20%	25%	20%	3%	1%	(3)%
South America	24%	7%	5%	6%	10%	(6)%	1%	2%
Total	9%	7%	5%	1%	5%	—%	3%	3%

Business Model and Key Concepts
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.
In North America, Europe and South America, we pass through local market premiums to our customers which are recorded through "Net sales." In Asia we purchase our metal inputs based on the LME and incur a local market premium; however, many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and nine months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2015	2014	Change	2015	2014	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,562	$1,935	(19)%	$1,789	$1,731	3%
Average cash price during the period	$1,495	$1,968	(24)%	$1,617	$1,919	(16)%
Closing cash price as of end of period	$1,508	$1,832	(18)%	$1,508	$1,832	(18)%
The weighted average local market premium was as follows for the three and nine months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2015	2014	Change	2015	2014	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$177	$509	(65)%	$217	$475	(54)%

Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on average LME base aluminum prices and local market premiums directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and (ii) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We do not use derivative contracts to offset the impacts of local market premium price movements as these contracts are not prevalent in the market. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates.  We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation.  Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business.  The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2015 and 2014:

	Exchange Rate as of		Average Exchange Rate		Average Exchange Rate
	December 31, 2015	March 31, 2015	Three Months Ended December 31,		Nine Months Ended December 31,
			2015	2014	2015	2014
U.S. dollar per Euro	1.086	1.075	1.081	1.236	1.102	1.305
Swiss franc per Euro	1.088	1.045	1.087	1.203	1.069	1.210
Brazilian real per U.S. dollar	3.905	3.208	3.871	2.554	3.545	2.366
South Korean won per U.S. dollar	1,172	1,105	1,155	1,085	1,145	1,046
Canadian dollar per U.S. dollar	1.383	1.267	1.342	1.144	1.299	1.108

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the operating results of the third quarter of fiscal 2016 with the third quarter of fiscal 2015, in South Korea and Europe, the stronger U.S. dollar resulted in an unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the third quarter of fiscal 2016 compared to the third quarter of fiscal 2015.
In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In both the third quarter of fiscal 2016 and fiscal 2015, we recognized a net currency gain of $4 million from the remeasurement of non-functional currency denominated assets and liabilities net of related hedging activities.  Unrealized gains and losses from undesignated foreign currency derivatives was not significant in either period.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2014
“Net sales” decreased $493 million, or 17%, driven by a 24% decrease in average base aluminum prices and a 65% decrease in average local market premiums. This decline in base aluminum prices more than offset a 22 kt increase in flat rolled products shipments to a record level for a third quarter of 779 kt, and the favorable impact from our strategic shift to higher priced automotive products.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $447 million, or 18%, due to lower weighted average metal costs, partially offset by an increase in flat rolled products shipments and higher costs related to our strategic expansion projects. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $415 million.
“Income before income taxes” for the three months ended December 31, 2015 was $22 million, compared $49 million in the three months ended December 31, 2014. In addition to the factors noted above, the following additional items affected “Income before income taxes:”

•	Declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, drove significant unfavorable metal price lag of $34 million;

•
"Gain of assets held for sale, net" in the three months ended December 31, 2014 includes $23 million from the sale of our share of the Consorcio Candonga joint venture and $2 million from a property mining rights sale agreement in South America which were partially offset by an estimated $13 million loss on the sale of certain hydroelectric assets in South America;

•
"Restructuring and impairment, net" of $10 million for the three months ended December 31, 2015 is primarily related to severance charges related to organizational restructuring in our corporate headquarters and European operations as we continue to align our structure to better support our evolving business environment, along with impairment charges. We incurred $25 million for the three months ended December 31, 2014, which primarily included charges related to the smelter in South America ceasing operations; and

•
Net losses related to changes in fair value of other unrealized derivative instruments of $2 million compared to $12 million of gains in the same period in the prior year, which is reported as "Other (income) expense, net".

We recognized $16 million of tax expense for the three months ended December 31, 2015, which resulted in an effective tax rate of 73%. The high effective tax rate is due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and enacted tax rate changes. Our effective tax rate was 6% and we recognized a $3 million tax expense for the three months ended December 31, 2014, primarily due to favorable movement in foreign currency rates on deferred income taxes, favorable foreign exchange translation, income tax refunds, partially offset by tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and increases in uncertain tax positions.
We reported “Net income attributable to our common shareholder” of $6 million and for the three months ended December 31, 2015 as compared to “Net income attributable to our common shareholder” of $46 million for the three months ended December 31, 2014, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$782	$729	$483	$401	$(41)	$2,354
Shipments
Rolled products - third party	253	220	183	123	—	779
Rolled products - intersegment	—	12	10	9	(31)	—
Total rolled products	253	232	193	132	(31)	779
Non-rolled products	4	18	2	15	—	39
Total shipments	257	250	195	147	(31)	818

Selected Operating Results Three Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$911	$929	$615	$494	$(102)	$2,847
Shipments
Rolled products - third party	255	205	177	120	—	757
Rolled products - intersegment	—	13	21	9	(43)	—
Total rolled products	255	218	198	129	(43)	757
Non-rolled products	6	62	1	21	(3)	87
Total shipments	261	280	199	150	(46)	844

The following table reconciles changes in “Segment income” for the three months ended December 31, 2014 to the three months ended December 31, 2015 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended December 31, 2014	$71	$57	$33	$75	$—	$236
Volume	(2)	16	(3)	4	8	23
Conversion premium and product mix	29	6	2	—	(7)	30
Conversion costs (B)	(4)	(39)	14	(10)	(1)	(40)
Metal price lag (C)	(18)	(3)	(11)	(2)	—	(34)
Foreign exchange	—	(8)	(5)	17	—	4
Primary operations	—	—	—	(7)	—	(7)
Selling, general & administrative and research & development costs (D)	(8)	5	2	1	—	—
Other changes	—	3	(2)	(1)	—	—
Segment income - Three Months Ended December 31, 2015	$68	$37	$30	$77	$—	$212

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
North America
“Net sales” decreased $129 million, or 14%, due to lower average base aluminum prices, lower local market premiums, and lower can and specialty shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand. As a result of the continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2016.
“Segment income” decreased $3 million to $68 million, reflecting significant unfavorable metal price lag of $18 million, higher fixed and variable costs associated with the commissioning and support of new automotive capacity, increased employment costs within selling, general and administrative expenses, partially offset by automotive shipments which more then doubled and higher conversion premiums from the related product mix shift.
Our two new automotive sheet finishing lines at our Oswego, New York facility, are operating at full capacity contributing to automotive shipment growth. The the third automotive finishing line in our Oswego, New York facility is in the commissioning process now.
Europe
“Net sales” decreased $200 million, or 22%, due to lower average base aluminum prices, lower local market premiums, unfavorable changes in foreign currency rates, and a decrease in specialty shipments, partially offset by higher can and automotive shipments. Although economic uncertainty is leading to softening demand for our specialties business in parts of Europe, we continue to experience strong market demand for can and automotive products.

“Segment income” was $37 million, a decrease of 35%, primarily related to the higher fixed cost base associated with the ramp-up of our new recycling facility in Nachterstedt, Germany, an increase in variable costs resulting from operational issues that are temporarily constraining the recycling facility's output which began to subside towards the end of the quarter, and an unfavorable impact from changes in foreign currency rates, partially offset by increased shipments and favorable product mix within can, automotive, and specialties as a result of our portfolio optimization efforts.
Asia
“Net sales” decreased $132 million, or 21%, due to lower average base aluminum prices and lower specialty shipments, partially offset by a slight increase in can and automotive shipments. Automotive shipments from our new automotive finishing line in Changzhou, China continue to support demand from other regions as well as demand from customers in China.
“Segment income” decreased $3 million to $30 million reflecting unfavorable metal price lag of $11 million, and an unfavorable impact from changes in foreign currency rates, partially offset by lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, and favorable product mix within can, automotive, and specialties as a result of our portfolio optimization efforts.
South America
“Net sales” decreased $93 million, or 19%, due to lower average aluminum prices, partially offset by record third quarter shipment levels. Despite slowing economic conditions, can shipments continue to be strong; however, shipments of specialty products decreased compared to prior year largely due to slowing economic conditions in Brazil.
“Segment income” was $77 million, an increase of 3% primarily reflecting favorable foreign currency changes, a favorable shift in product mix as additional can sales offset a decrease in specialties, partially offset by higher utility and employment costs, and an impact related to the closure of our smelting operations in fiscal 2015.

Reconciliation of segment results to “Net income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized (losses) gains on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income attributable to our common shareholder” for the three months ended December 31, 2015 and 2014 (in millions).

	Three Months Ended December 31,
	2015	2014
North America	$68	$71
Europe	37	57
Asia	30	33
South America	77	75
Total Segment income	212	236
Depreciation and amortization	(88)	(87)
Interest expense and amortization of debt issuance costs	(82)	(85)
Adjustment to eliminate proportional consolidation	(7)	(10)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(2)	12
Realized gains (losses) on derivative instruments not included in segment income	1	(3)
Gain on assets held for sale	—	12
Restructuring and impairment, net	(10)	(25)
Loss on sale of fixed assets	(1)	(1)
Other costs, net	(1)	—
Income before income taxes	22	49
Income tax provision	16	3
Net income	6	46
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$6	$46
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains (losses) on derivative instruments not included in segment income” represents realized gains (losses) on foreign currency derivatives related to capital expenditures.
"Other costs, net" related primarily to losses on certain indirect tax expenses in Brazil, and interest income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2014
“Net sales” decreased $888 million, or 11%, driven by an 16% decrease in average base aluminum prices, a 54% decrease in average local market premiums, and impact from the sale of our North American consumer foil operations, partially offset by the favorable impact from our strategic shift to higher priced automotive products. Shipments of flat rolled products increased by 43 kt to a record level of 2,335 kt.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $618 million, or 8%, due to lower weighted average metal costs, and impact from the sale of our North American consumer foil operations, partially offset by an increase in flat rolled products shipments and higher costs related to our strategic expansion projects. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $545 million.
“Loss before income taxes” for the nine months ended December 31, 2015 was $39 million, compared to "Income before income taxes" of $144 million in the nine months ended December 31, 2014. In addition to the factors noted above, the following items affected “(Loss) income before income taxes:”

•	Sharp declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, resulted in significant unfavorable metal price lag of $184 million;

•	"Selling, general and administrative expenses" decreased $15 million primarily due to tighter cost control in the current year and lower long-term incentive plan costs;

•
"Gain of assets held for sale, net" in the nine months ended December 31, 2014 includes $23 million from the sale of our share of the Consorcio Candonga joint venture, $7 million from the sale of our consumer foil operations in North America and $6 million from a property mining rights sale agreement in South America which were partially offset by an estimated $13 million loss on the sale of certain hydroelectric assets in South America;

•	"Loss on extinguishment of debt" includes a $13 million loss on the partial extinguishment of our Term Loan Facility, which was amended during the first quarter of fiscal 2016;

•
"Restructuring and impairment, net" of $29 million for the nine months ended December 31, 2015 includes $19 million of severance, impairment and other charges related to business restructuring events in our corporate headquarters, $4 million of severance costs related to business reorganization in Europe, $3 million of costs related to our decision to close the smelter in Ouro Preto, and $3 million of other costs. In the prior year, we incurred $38 million, primarily related to restructuring actions in South America, Europe, and North America and impairment charges in North America; and

•
Net gains related to changes in fair value of other unrealized derivative instruments of $18 million in the current period as compared to $12 million in the prior year comparable period was reported as "Other (income) expense, net".

We recognized $28 million tax expense for the nine months ended December 31, 2015 primarily due to tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses. For the nine months ended December 31, 2014 our effective tax rate was 17% and we recognized a $25 million tax expense primarily due to losses in jurisdictions where we believe it more likely than not that we will not be able to utilized those losses, partially offset by favorable foreign exchange movement.
We reported “Net loss attributable to our common shareholder” of $67 million for the nine months ended December 31, 2015 as compared to "Net income attributable to our common shareholder" of $119 million for the nine months ended December 31, 2014, primarily as a result of the factors discussed above.

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

Selected Operating Results Nine Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,505	$2,448	$1,528	$1,169	$(180)	$7,470
Shipments
Rolled products - third party	782	686	538	329	—	2,335
Rolled products - intersegment	1	48	35	27	(111)	—
Total rolled products	783	734	573	356	(111)	2,335
Non-rolled products	13	82	4	59	—	158
Total shipments	796	816	577	415	(111)	2,493

Selected Operating Results Nine Months Ended December 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,639	$2,806	$1,739	$1,359	$(185)	$8,358
Shipments
Rolled products - third party	762	665	528	337	—	2,292
Rolled products - intersegment	2	33	44	22	(101)	—
Total rolled products	764	698	572	359	(101)	2,292
Non-rolled products	17	139	2	73	(5)	226
Total shipments	781	837	574	432	(106)	2,518

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2014 to the nine months ended December 31, 2015 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment income - Nine Months Ended December 31, 2014	$211	$211	$106	$171	$2	$701
Volume	15	41	1	(3)	(19)	35
Conversion premium and product mix	52	13	7	5	(15)	95
Conversion costs (C)	(25)	(96)	17	(10)	31	(116)
Metal price lag (D)	(86)	(80)	(19)	1	—	(184)
Foreign exchange	1	(41)	(8)	46	—	(2)
Primary operations	—	—	—	(12)	—	(12)
Selling, general & administrative and research & development costs (E)	(13)	10	1	(7)	—	(9)
Other changes	8	11	(5)	(1)	—	13
Segment income - Nine Months Ended December 31, 2015	$163	$69	$100	$190	$(1)	$521

(A)
Included in the North America "Segment income" for the nine months ended December 31, 2014 were the operating results of our consumer foil operations in North America we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the nine months ended December 31, 2015 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the nine months ended December 31, 2014 to the nine months ended December 31, 2015 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment income - Nine Months Ended December 31, 2014	$211	$701
Volume	19	39
Conversion premium and product mix	62	72
Conversion costs	(36)	(94)
Metal price lag	(86)	(184)
Foreign exchange	1	(2)
Primary metal production	—	(12)
Selling, general & administrative and research & development costs	(15)	(11)
Other changes	8	13
Net impact of North America consumer foil operations sold in fiscal 2015	(1)	(1)
Segment income - Nine Months Ended December 31, 2015	$163	$521

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

North America
“Net sales” decreased $134 million, or 5%, due to lower average aluminum prices, lower local market premiums, impact from the sale of our North American consumer foil operations, and lower can and specialty shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand. As a result of our continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2016.
“Segment income” decreased $48 million to $163 million, reflecting significant unfavorable metal price lag of $86 million, higher fixed and variable costs associated with the commissioning and support of new automotive capacity partially offset by automotive shipments which more then doubled, higher conversion premiums from the related product mix shift, and recognition of a $10 million insurance settlement gain in the first six months of fiscal 2016 for a business interruption which occurred in the fourth quarter of fiscal 2015 at our Logan facility.
Europe
“Net sales” decreased $358 million, or 13%, due to lower average aluminum prices, lower local market premiums, unfavorable changes in foreign currency rates, and a decrease in specialty shipments, partially offset by higher can and automotive shipments. We continue to experience strong market demand for can and automotive products due to material substitution trends favoring aluminum leading to record shipments levels in the first nine months of the fiscal year.
“Segment income” was $69 million, a decrease of 67%, reflecting significant unfavorable metal price lag of $80 million, an unfavorable impact from changes in foreign currency rates, higher fixed cost base associated with the ramp-up of our new recycling facility in Nachterstedt, Germany, and an increase in variable costs resulting from operational issues that are temporarily constraining the facility's output, partially offset by increased shipments and higher conversion premiums due to a shift in product mix.
Asia
“Net sales” decreased $211 million, or 12%, reflecting lower average aluminum prices and lower specialty shipments due to increased competition from Chinese suppliers, partially offset by higher can and automotive shipments. The increase in our can volumes was driven by shipments to customers in the Middle East. Automotive shipments from our new automotive finishing line in Changzhou, China also increased as we increased intersegment shipments of automotive products to Novelis Europe and North America with an additional portion of the increase attributable to demand from customers in China.
“Segment income” decreased $6million to $100 million, reflecting unfavorable metal price lag of $19 million, unfavorable impact from changes in foreign currency rates, lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, and favorable shift in product mix towards automotive that more than offset some can and specialties pricing pressures.
South America
“Net sales” decreased $190 million, or 14%, driven by lower average aluminum prices, a slight decrease in specialty shipments due to slowing economic conditions in Brazil, partially offset by higher can shipments.
“Segment income” was $190 million, an increase of 11%, primarily reflecting favorable foreign currency changes, a favorable shift in product mix as additional can shipments offset a decrease in specialty shipments, partially offset by higher utility and employment costs, and an impact related to the closure of our smelting operations in fiscal 2015.

Reconciliation of segment results to “Net (loss) income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net (loss) income attributable to our common shareholder” for the nine months ended December 31, 2015 and 2014 (in millions).

	Nine Months Ended December 31,
	2015	2014
North America	$163	$211
Europe	69	211
Asia	100	106
South America	190	171
Intersegment eliminations	(1)	2
Total Segment income	521	701
Depreciation and amortization	(264)	(266)
Interest expense and amortization of debt issuance costs	(244)	(248)
Adjustment to eliminate proportional consolidation	(22)	(27)
Unrealized gains on change in fair value of derivative instruments, net	18	12
Realized losses on derivative instruments not included in segment income	(1)	(4)
Gain on assets held for sale	—	23
Loss on extinguishment of debt	(13)	—
Restructuring and impairment, net	(29)	(38)
Loss on sale of fixed assets	(2)	(4)
Other costs, net	(3)	(5)
Income (loss) before income taxes	(39)	144
Income tax provision	28	25
Net (loss) income	(67)	119
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(67)	$119

Liquidity and Capital Resources
Over the past four years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and multiple projects have begun commissioning in the current year which, when operational, will generate additional operating cash flows.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.
Our Term Loan Facility was refinanced on June 2, 2015 and extended to June 2, 2022. Additionally, we entered into a new Subordinated Lien Revolver on June 10, 2015.
Available Liquidity
Our available liquidity as of December 31, 2015 and March 31, 2015 is as follows (in millions):

	December 31, 2015	March 31, 2015
Cash and cash equivalents	$457	$628
Availability under committed credit facilities	489	510
Total liquidity	$946	$1,138

Available liquidity decreased $192 million to $946 million as of December 31, 2015. The decrease is primarily attributable to negative free cash flow of $297 million, a decrease in the ABL borrowing base of $123 million, net principal payments under our debt instruments of $27 million, debt issuance costs of $15 million, and other decreases of $3 million; offset by new committed credit facilities of $273 million. As of December 31, 2015, our availability under committed credit facilities of $489 million was comprised of $199 million under our ABL Revolver, $205 million under our Korea, China, and Middle East loan facilities and $85 million under our new Subordinated Lien Revolver.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2015, we held approximately $3 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2015, we held $37 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2015, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows “Free cash flow” for the nine months ended December 31, 2015 and 2014, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2015	2014	Change
Net cash provided by operating activities	$1	$87	$(86)
Net cash used in investing activities	(296)	(284)	(12)
Less: Proceeds from sales of assets, net of transaction fees and hedging	(2)	(100)	98
Free cash flow	$(297)	$(297)	$—
Ending cash and cash equivalents	$457	$387	$70
Operating Activities
Net cash provided by operating activities was $1 million for the nine months ended December 31, 2015, which was unfavorable compared to net cash provided by operating activities of $87 million in the nine months ended December 31, 2014. The unfavorable variance relates to lower "Segment income", driven by significant unfavorable impacts from metal price lag, partially offset by a favorable change in working capital. The following summarizes changes in working capital accounts (in millions).

	Nine Months Ended December 31,
	2015	2014	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$166	$(176)	$342
Inventories	146	(437)	583
Accounts payable	(422)	427	(849)
Other current assets and liabilities	(36)	(68)	32
Net change in working capital	$(146)	$(254)	$108

Nine Months Ended December 31, 2015
"Accounts receivable, net" decreased due to 11% lower sales and higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of December 31, 2015 and March 31, 2015, we had factored, without recourse, certain trade receivable aggregating $852 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $261 million for the nine months ended December 31, 2015. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were lower due to lower average metal costs, partially offset by higher quantities on hand. The higher quantities of inventory on hand at December 31, 2015 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of December 31, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to December 31, 2015. Our estimated repurchase obligation for this inventory as of December 31, 2015 is $23 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" declined $422 million in the nine months ended December 31, 2015 due to lower metal input costs, partially offset by longer payment terms with certain vendors.
Included in cash flows from operating activities for the nine months ended December 31, 2015 were $284 million of interest payments, $66 million of cash paid for income taxes, $18 million of payments on restructuring programs, and $45 million of contributions to our pension plans. As of December 31, 2015, we had $29 million of outstanding restructuring liabilities, of which $23 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we fully dismantle the smelter site in South America.

Nine Months Ended December 31, 2014
We experienced an increase in "Accounts receivable, net" due to an increase in shipments, as well as higher base aluminum prices and local market premiums compared to the end of the fourth quarter of fiscal 2014, partially offset by higher forfaiting and factoring of accounts receivable. As of December 31, 2014 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $624 million and $245 million, respectively, which had a favorable impact to net cash provided by operating activities of $379 million for the nine months ended December 31, 2014. "Inventories" were higher due to an increase in quantities on hand, as well as higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at December 31, 2014 is the result of recent capacity expansions, as well as longer supply chains to support the auto sector and expand our scrap procurement network. As of December 31, 2014, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to December 31, 2014. Our estimated repurchase obligation for this inventory as of December 31, 2014 is $229 million, based on market prices as of this date. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of fiscal 2014, the timing of payments on vendor payables outstanding as of December 31, 2014, and obtaining longer payment terms with certain vendors.

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
More details on our operating activities can be found above in “Results of operations for the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Nine Months Ended December 31,
	2015	2014	Change
Capital expenditures	$(282)	$(368)	$86
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(11)	1	(12)
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	100	(98)
Outflows from investment in and advances to non-consolidated affiliates, net	(5)	(17)	12
Net cash used in investing activities	$(296)	$(284)	$(12)
For the nine months ended December 31, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany. For the nine months ended December 31, 2014, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany and our recycling expansion in Germany. Also included in both periods presented above are maintenance related capital expenditures.
As of December 31, 2015, we had $55 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2015. We expect capital expenditures for fiscal 2016 to be slightly below $400 million.
The settlement of undesignated derivative instruments resulted in cash outflow of $11 million and cash inflow of $1 million, in the nine months ended December 31, 2015 and 2014, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
The net proceeds from asset sales for the nine months ended December 31, 2015 were $2 million related to the sale of fixed assets in Brazil. The net proceeds from asset sales for the nine months ended December 31, 2014 were $63 million for the sale of our share of the joint venture of Consorcio Candonga, net of related gains on currency derivatives and transaction fees, and $29 million related to the sale of our consumer foil operations in North America. In addition, we received proceeds of $8 million related to an arrangement to sell property and mining rights in Brazil.
“Outflows from investments in and advances to non–consolidated affiliates, net" for nine months ended December 31, 2015 and 2014 were primarily comprised of loans made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Nine Months Ended December 31,
	2015	2014	Change
Proceeds from issuance of long-term and short-term borrowings	$151	$303	$(152)
Principal payments of long-term and short-term borrowings	(194)	(209)	15
Revolving credit facilities and other, net	178	238	(60)
Return of capital to our common shareholder	—	(250)	250
Dividends, noncontrolling interest	(1)	(1)	—
Debt issuance costs	(15)	(3)	(12)
Net cash provided by financing activities	$119	$78	$41

Nine Months Ended December 31, 2015
During the nine months ended December 31, 2015, we received proceeds of $60 million related to the refinancing of the Term Loan as well as issuances of new loans in Brazil, Korea, Vietnam and Germany of $45 million, $27 million, $16 million, and $3 million, respectively. We made principal repayments of $134 million on short-term loans in Brazil, $26 million in Korea Loans, $16 million on Novelis Vietnam loan repayments, $9 million on the Term Loan, $7 million on capital leases, and $2 million in other principal repayments. The net cash proceeds from our credit facilities balance is related to a net increase of $100 million on our ABL Revolver and Subordinated Lien Revolver, and $78 million in our short-term revolving facilities in Asia and the Middle East. In June 2015, we amended and extended our Term Loan by entering into a $1.8 billion seven-year secured term loan credit facility. Additionally, in June 2015, we entered into a new Subordinated Lien Revolver, which is a $200 million 15-month secured revolving facility.
As of December 31, 2015, our short-term borrowings were $932 million consisting of $594 million of loans under our ABL Revolver, $115 million under our Subordinated Lien Revolver, $77 million in Novelis Brazil loans, $49 million in Novelis Korea bank loans, $43 million in Novelis China loans, $40 million in Novelis Middle East loans, $11 million in Novelis Vietnam loans and $3 million of other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 3.60% as of December 31, 2015. As of December 31, 2015, $6 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility.
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
Derivative Instruments
See Note 11 — Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a description of derivative instruments.
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
We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf, though a separate associated liability for Novelis is not currently probable.
Other Arrangements
Factoring of Trade Receivables
We factor and forfait trade receivables (collectively, we refer to these as "factoring" programs) based on local cash needs, as well as attempting to balance the timing of cash flows of trade payables and receivables, fund strategic investments, and fund other business needs. Factored invoices are not included in our condensed consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings. However, no such financial or legal interests are currently retained.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015 and March 31, 2015, we are not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2015, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2015.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying December 31, 2015 condensed consolidated balance sheet.
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
Aluminum
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.
Increases or decreases in the average price of aluminum based on the LME directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and (ii) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag related to base aluminum price. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) (referred to as our "aluminum derivative contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2015, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(54)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended December 31, 2015, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2015, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2015, and Note 11 - Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2015, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(15)
Euro	10%	(25)
Korean won	(10)%	(40)
Canadian dollar	(10)%	(4)
British pound	(10)%	(9)
Swiss franc	(10)%	(26)
Chinese yuan	10%	(5)
Malaysian ringgit	(10)%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of December 31, 2015, this floor feature was in effect, which resulted in an interest rate of 4.00%. Due to the floor feature of the Term Loan Facility as of December 31, 2015, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 14 basis points (bps).
From time to time, we have used interest rate swaps to manage our debt cost. As of December 31, 2015, there were no USD LIBOR based interest rate swaps outstanding.
In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of December 31, 2015.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2015, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2015.

Item 5. Other Information
Appointment of Chief Accounting Officer
On February 5, 2016, the Novelis Inc. Board of Directors appointed Stephanie Rauls, formerly Vice President, Global Tax, as the company’s Vice President, Controller and Chief Accounting Officer, effective February 15, 2016.
Ms. Rauls, 47, has served as the Company’s Vice President, Global Tax since joining Novelis in December 2013. Prior to joining Novelis, Ms. Rauls served as Vice President, Tax of Wal-Mart Stores, Inc. from 2011 to 2013, and prior to that she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, she was employed by KPMG LLP from 1994 to 2002. Ms. Rauls earned a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.
Ms. Rauls will receive an annual base salary of $350,000, an annual short term target bonus percentage of 45% of her base salary, and a long term incentive target opportunity of $225,000. She will receive perquisites customarily provided to our executives and will be entitled to receive 12 months’ severance pay and benefits if terminated involuntarily except for cause.

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
Date: February 9, 2016

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