Form 10-K
period 2016-03-31
Novelis Inc.
filed 2016-05-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2016, the Registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing, repay existing debt or refinance existing debt to fund current operations and for future capital requirements;

•	the level of our indebtedness and our ability to generate cash to service our indebtedness;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	the capacity and effectiveness of our hedging activities;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In this Annual Report on Form 10-K, unless otherwise specified, the terms “we,” “our,” “us,” “Company,” and “Novelis” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited, which acquired Novelis in May 2007. In October 2007, Rio Tinto Group purchased all of the outstanding shares of Alcan Inc. References herein to “RT” refer to Rio Tinto Inc.
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

Period	At Period End	Average Rate(A)	High	Low
Year Ended March 31, 2012	0.9973	0.9922	1.0433	0.9510
Year Ended March 31, 2013	1.0160	1.0030	1.0334	0.9601
Year Ended March 31, 2014	1.1044	1.0577	1.1127	1.0074
Year Ended March 31, 2015	1.2666	1.1467	1.2681	1.0665
Year Ended March 31, 2016	1.2978	1.3115	1.4015	1.2065

(A)	This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Annual Report, consolidated “aluminum rolled product shipments,” “flat rolled product shipments,” or "shipments" refers to aluminum rolled products shipments to third parties. “Aluminum rolled product shipments," “flat rolled product shipments,” or "shipments" associated with the regions refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products shipments as well as certain other non-rolled products shipments, primarily scrap, used beverage cans (UBCs), ingot, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange (LME); (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term “conversion premium” in this Annual Report, refers to the conversion costs plus a margin we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business
Overview
We are the world’s leading aluminum rolled products producer, based on shipment volume of 3,123 kt in fiscal 2016, and on capacity, with 15% of the world’s flat-rolled aluminum products capacity as of December 31, 2015. We are also the global leader in the recycling of aluminum. We are the only known company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all four major industrialized continents: North America, South America, Europe and Asia. We had “Net sales” of $10 billion for the year ended March 31, 2016.
Our History
Organization and Description of Business
All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco Industries Limited. We produce aluminum sheet and light gauge products primarily for use in the beverage can, automotive, specialty products (including consumer electronics, architecture, and other transportation) and foil markets. We also have recycling operations in many of our plants to recycle aluminum, such as UBCs and automotive scrap. As of March 31, 2016, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in eleven of these plants.
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

Industry Sources of Metal
There are two sources of input material: (1) recycled aluminum, produced by remelting post-industrial and post-consumer scraps; and (2) primary aluminum, produced from bauxite processed in a smelter.
Primary aluminum and sheet ingot can generally be purchased at prices set on the LME, plus a local market premium that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
Recycled aluminum is an important source of input material. Aluminum is infinitely recyclable and recycling it requires approximately 5% of the energy needed to produce primary aluminum. As a result, in regions where aluminum is widely used, manufacturers and customers are active in setting up collection processes in which UBCs and other recyclable aluminum products are collected for re-melting and reuse. Manufacturers may also enter into agreements with customers who return processed scrap and pay to have it re-melted and rolled into the same product again.
Recycled aluminum is generally purchased at a discount compared to the price of primary aluminum. The spread between the prices for recycled aluminum and the price of primary aluminum varies by the LME primary aluminum price, type and quality of the scrap, geographic region, and other market factors.

Industry End-use Markets
Aluminum rolled products companies produce and sell a wide range of products, which can be grouped into five end-use markets: (1) packaging; (2) transportation; (3) architectural; (4) industrial; and (5) consumer durables and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs resulting in the development of close relationships, including technical development relationships, with their supplying mills.
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
Foil wrap is another packaging application and it includes household and institutional aluminum foil. Known in the industry as packaging foil, it is manufactured in thicknesses ranging from 11 microns to 23 microns. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays and is usually manufactured in thicknesses ranging from 60 microns to 200 microns.
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white") as well as automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield tailor-made solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by government regulations requiring improved emissions and better fuel economy; while also maintaining or improving vehicle handling, braking, and safety.
Heat exchangers, such as radiators and air conditioners, are an important application for aluminum rolled products in the transportation end-use market. Original equipment manufacturers also use aluminum sheet with specially treated surfaces and other specific properties for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers allowing for safer and more economical transportation of hazardous and corrosive materials.
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
Industrial. Industrial applications include heat exchangers, process and electrical machinery, lighting fixtures, furniture and insulation.
Consumer Durables and Other. Aluminum’s lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and to offer corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, mobile devices, and digital music players. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners and cooking utensils.

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

North America	Asia
Alcoa, Inc. (Alcoa)	Alcoa Bohai Aluminum Industries Co., Ltd
Aleris International, Inc. (Aleris)	UACJ Corporation
Constellium N.V. (Constellium)	Kobe Steel Ltd.
Noranda Aluminum, Inc.	Shandong Nanshan Aluminum Co., Ltd
UACJ Corporation/ Tri-Arrows Aluminum Inc. (Tri-Arrows)	Chinalco Group
Henan Mingtai Aluminum Industrial Co., Ltd
Europe	Henan Zhongfu Industrial Co., Ltd
Alcoa	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd
Aleris	China Zhongwang Holdings Limited
Norsk Hydro A.S.A.
Constellium	South America
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
In addition to competition from others within the aluminum rolled products industry, we also face competition from non-aluminum material producers. In the packaging end-use market (primarily beverage and food cans), aluminum rolled products compete mainly with glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement and steel in building products applications. In the consumer durables end-use market, aluminum rolled products compete mainly with plastic, steel, and magnesium. Additionally, aluminum competes with steel, cooper, plastic, and glass in industrial applications. Factors affecting competition with substitute materials include price, ease to manufacture, consumer preference and performance characteristics.

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

The following factors have historically affected the demand for aluminum rolled products:
Economic Growth. We believe that economic growth is a significant driver of aluminum rolled products demand. In mature markets, growth in demand has typically correlated closely with industrial production growth. In many emerging markets, growth in demand typically exceeds industrial production growth largely because of expanding infrastructures, capital investments and rising incomes that often accompany economic growth in these markets.
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
Our Business Strategy
Following the successful completion of a multi-year plan of significant investment to increase our capacity, reshape our product portfolio and expand our recycling capacity, our primary objective as the world’s largest aluminum rolling and recycling company is to increase shareholder value by delivering top-notch customer service and high-quality, innovative and premium solutions in aluminum flat rolled products. In addition, we will maximize shareholder returns through free cash flow generation and increasing return on capital employed. We intend to achieve these objectives through the following areas of focus:

Focus on Manufacturing Excellence
We are driving our business forward by focusing on manufacturing excellence. This includes a commitment to employee safety, customer service, product quality and system reliability.

As a manufacturing organization, our primary concern is the health and safety of our employees. We are committed to building a culture of safety across all levels of the organization. We are focused on optimizing our manufacturing and recycling operations to increase asset utilization and productivity. We continue to pursue a standardization of our manufacturing processes where possible; while still allowing the flexibility to respond to local market demands. We are focused on maintaining a competitive cost structure by managing metal inputs and employing initiatives to improve operational efficiencies across our plants globally.
Our customers demand consistent, high quality products. We are committed to producing the best quality products and providing reliable on-time delivery and be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers.

Operate as an Integrated Global Company
We intend to continue operating as a globally integrated company to leverage our manufacturing excellence, risk management expertise, value-added conversion premium-based pricing and global assets according to a single, company-wide vision. We believe this integrated approach is the foundation for the effective execution of our strategy across the Novelis system.
We strive to service our customers in a consistent, global manner through seamless alignment of goals, methods and metrics across the organization. In fiscal 2016, we announced the creation of two new executive sales and marketing positions in Can and Automotive that will allow us to more seamlessly serve our global customer base in these market segments and accelerate our global integration strategy. We will continue to take actions to ensure we are aligned to best leverage our operations globally, while still allowing for local flexibility.

Focus on Premium Products
We focus on capturing global growth in beverage can, automotive and high-end specialty products markets. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we grow in attractive market segments, while also taking actions to exit unattractive ones. In the recent past, we have taken steps to exit certain non-core operations, including aluminum smelting operations and hydroelectric facilities in Brazil, and consumer foil operations in North America and Europe. We will continue to focus on these core products to drive enhanced profitability.
Over the past several years, we invested in world-class assets and technical capabilities to position ourselves to meet increasing global demand for aluminum from the automotive market. We now have automotive finishing lines in North America, Europe, and Asia. Additionally, we believe there are opportunities to capture growth in other areas (e.g., beverage cans) driven by metal substitution and urbanization trends in emerging markets such as South America.

Utilize Recycled Metal Inputs
Utilizing recycled material allows us to diversify our metal supply, helps to control metal costs and provides environmental benefits. Since fiscal year 2011, our recycled inputs have increased from 33% to 53% in fiscal year 2016.
Novelis is working closely with our customers on innovation to drive more sustainable products for society. Novelis is the only company of our size offering independently certified, high-recycled content aluminum sheet for our beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more scrap, as well as seeking to purchase the aluminum scrap resulting from our automotive customers’ production processes.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,530 kt of primary aluminum in fiscal 2016 in the form of sheet ingot, standard ingot and molten metal, approximately 25% of which we purchased from RT.

Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like vehicles and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,790 kt of recycled material inputs in fiscal 2016 and have made recycling investments in all of our operating regions to increase the amount of recycled material we use as raw materials.
The materials that we recycle are remelted, cast and then used in our operations. The net effect of all recycling activities was that on average approximately 53% of our total aluminum rolled products shipments in fiscal 2016 were made from recycled inputs. The overall benefit we receive from utilizing recycled metal is influenced by: 1) the overall price levels of the LME and local market premiums, 2) the spread between the price for recycled aluminum and the LME primary aluminum price and 3) our consumption levels of the recycled material inputs.
Our recycled content performance and methodology are detailed in our annual sustainability report, which can be found at www.novelis.com/sustainability. Information in our sustainability report does not constitute part of this Annual Report on Form 10-K.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2016, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. Natural gas prices in Europe, Asia and South America have historically been more stable than in the United States. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.

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

Net sales in millions	Year Ended March 31,
Shipments in kilotonnes	2016	2015	2014
Consolidated
Net sales	$9,872	$11,147	$9,767
Total shipments	3,325	3,374	3,061
North America(A)
Net sales	$3,266	$3,483	$3,050
Total shipments	1,049	1,030	994
Europe(A)
Net sales	$3,223	$3,783	$3,280
Total shipments	1,076	1,153	977
Asia(A)
Net sales	$1,992	$2,340	$1,876
Total shipments	770	770	640
South America(A)
Net sales	$1,575	$1,850	$1,588
Total shipments	569	583	534

(A)
"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

The following is a description of our operating segments as of March 31, 2016:
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
Recycling is important in the manufacturing process and we have three facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and automotive scrap, and the material is cast into sheet ingot at our plants in Greensboro, Georgia; Berea, Kentucky; and Oswego, New York. Additionally, our Logan Aluminum joint venture facility ("Logan facility") in Russellville, Kentucky is a manufacturer of aluminum sheet products for the can stock market and operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing.
In response to the lightweighting trend in the automotive industry, we have expanded our Oswego, New York facility by constructing three automotive finishing lines and supporting automotive scrap recycling capabilities.

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
We have built a fully integrated recycling facility at our Nachterstedt, Germany plant, which commissioned in fiscal 2015 and is the largest aluminum recycling facility in the world. Additionally, a second automotive finishing line at our Nachterstedt, Germany facility was commissioned in fiscal 2016, to further expand our production of aluminum automotive sheet products in Europe.
Asia
Headquartered in Seoul, South Korea, Novelis Asia operates five aluminum rolled product facilities, including three facilities with recycling operations; and manufactures a broad range of sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial and other products. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our operations with recycling facilities at both the Ulsan and Yeongju, South Korea plants. Additionally, we have a facility in Binh Duong, Vietnam, which handles the collection and processing of UBCs.
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
We built an aluminum automotive sheet finishing plant in Changzhou, China, which was commissioned in fiscal 2015.
South America
Headquartered in Sao Paulo, Brazil, Novelis South America operates two aluminum rolled product facilities, including one facility with recycling operations; and manufactures a broad range of can sheet, industrial sheet and light gauge products. The main markets are beverage and food can, specialty, industrial, foil and other packaging and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume.
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

Our Customers
To address consolidation trends, we focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch LLC	BMW Group
Affiliates of Ball Corporation (A)	Daimler Group
Can-Pack S.A.	Fiat Chrysler Automobiles N.V.
Crown Cork & Seal Company	Ford Motor Company
Rexam Plc (A)	General Motors LLC
Various bottlers of the Coca-Cola System	Jaguar Land Rover Limited
Volkswagen Group
Construction, Industrial and Other
Lotte Aluminum Co. Ltd.	Electronics
Reynolds Consumer Products LLC	LG International Corporation
Ryerson Inc.	Samsung Electronics Co., Ltd
(A) In February of 2015, Ball Corporation made an offer to acquire Rexam. This acquisition will be subject to regulatory and shareholder approval.
Our single largest end-use product is beverage can sheet. We sell can sheet directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, end and tab stock from us.
Additional information related to our top customers is contained in Note 21 - Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Year Ended March 31,
	2016	2015	2014
Direct sales as a percentage of total “Net sales”	95%	92%	94%
Distributor sales as a percentage of total “Net sales”	5%	8%	6%
Direct Sales
We supply various end-use markets all over the world through a direct sales force operating from individual facilities or sales offices, as well as from regional sales offices in 13 countries. The direct sales channel typically serves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries using aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
We also use third party agents or traders in some regions to complement our own sales force. These agents provide service to our customers in countries where we do not have local expertise.
Distributors
We also sell our products through third party aluminum distributors. Customers of distributors are widely dispersed, and sales through this channel are highly fragmented. Distributors sell mostly commodity or less specialized products into many end-use markets in small quantities, including the architectural and industrial markets. We collaborate with our distributors to develop new end-use products and improve the supply chain and order efficiencies.

Backlog
We believe order backlog is not a material aspect of our business.
Research and Development
The table below summarizes our “Research and development expenses” in our plants and modern research facilities, which include mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

	Year Ended March 31,
	2016	2015	2014
Research and development expenses	$54	$50	$45
We conduct research and development activities at our facilities in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 330 employees dedicated to research and development, located in many of our facilities and research centers. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialty markets.

Our Employees
The table below summarizes our approximate number of employees by region, including our proportionate share of those employed by less than wholly owned affiliates.

Employees	North America	Europe	Asia	South America	Total
March 31, 2016	3,430	4,970	2,020	1,550	11,970
March 31, 2015	3,210	4,890	1,970	1,490	11,560
We consider our employee relations to be satisfactory. A substantial portion of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of varying durations. As of March 31, 2016, approximately 2,670 of our employees were covered under collective bargaining agreements that expire within one year.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold patents and patent applications on approximately 180 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
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
We have established procedures for regularly evaluating environmental loss contingencies, including those arising from environmental reviews and investigations and any other environmental remediation or compliance matters. We believe we have a reasonable basis for evaluating these environmental loss contingencies, and we also believe we have made reasonable estimates for the costs that are reasonably possible for these environmental loss contingencies. Accordingly, we have established liabilities based on our estimates for the currently anticipated costs that are deemed probable associated with these environmental matters. Management has determined the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impair our operations or materially adversely affect our financial condition.

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
Our ten largest customers accounted for approximately 60%, 55% and 54% of our total “Net sales” for the year ended March 31, 2016, 2015 and 2014, respectively, with Rexam Plc, a leading global beverage can maker, and its affiliates representing approximately 19%, 18% and 17% of our total “Net sales” in the respective periods. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, some of our customer contracts are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Additionally, in the event of consolidation among our customers, our customers may be able to use increased leverage in negotiating prices and other contract terms. Consolidation in our customer base may also lead to reduced demand for our products or cancellations of sales orders, which could adversely affect our results of operations and cash flows.
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
The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in packaging, transportation, architectural, industrial, and consumer durables end-use markets. In the past, customers have demonstrated a willingness to substitute other materials for aluminum. For example, changes in consumer preferences in beverage containers have increased the use of PET plastic containers and glass bottles in recent years. These trends may continue. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results and cash flows.

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
The supply risks relating to our metal inputs vary by input type. Our sheet ingot requirements have historically been supplied, in part, by Rio Tinto pursuant to agreements with us. For the year ended March 31, 2016, we purchased a majority of our third party sheet ingot requirements from Rio Tinto's primary metal group. If Rio Tinto is unable to deliver sufficient quantities of this material on a timely basis, our production in North America could be disrupted and our net sales, profitability and cash flows could be adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.
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
Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales where purchase prices we pay tend to be fixed and paid earlier than sales prices we charge our customers. This creates a price exposure we call “metal price lag.” We use derivative instruments to manage the timing differences related to LME associated with metal price lag. However, we do not use derivative contracts for local market premiums, as there are not adequate cost effective hedges in the market. The timing difference associated with metal price lag could positively or negatively impact our operating results and short term liquidity position.

A deterioration of our financial condition or a downgrade of our ratings by a credit rating agency could limit our ability or increase our costs to enter into hedging and financing transactions, and our business relationships and financial condition could be adversely affected.
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
A substantial portion of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.
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
Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly-own. These entities include our Alunorf, Germany; and Logan, Kentucky joint ventures, as well as our majority-owned Malaysian subsidiary. Our Malaysian subsidiary is a public company whose shares are listed for trading on the Bursa Malaysia exchange. Under the governing documents, agreements or securities laws applicable to, or stock exchange listing rules relative to, certain of these joint ventures and subsidiaries, our ability to fully control certain operational matters may be limited. Further, in some cases we do not have rights to prevent a joint venture partner from selling its joint venture interests to a third party.
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
In addition, the European Market Infrastructure Regulation (EMIR) and the Financial Market Infrastructure Act (FMIA), which became effective in 2012 and 2016, respectively, include regulations related to the trading, reporting and clearing of derivatives. We have entities and counterparties located in jurisdictions subject to EMIR and FMIA. Our efforts to comply with EMIR and FMIA, and EMIR and FMIA's effects on the derivatives markets and their participants, create similar risks and could have similar adverse impacts as those under the Dodd-Frank Act.
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
Any additional restructuring efforts we may undertake in the future could result in significant severance-related costs, environmental remediation expenses, impairment charges, restructuring charges and related costs and expenses, which could adversely affect our profitability and cash flows.
Capital investments in organic growth initiatives may not produce the returns we anticipate.
A significant element of our strategy has been to invest in opportunities to increase the production capacity of our operating facilities through modifications of and investments in existing facilities and equipment and to evaluate other investments in organic growth in our target markets. In particular, over the past several years we have invested substantial resources into projects intended to raise the recycled content of our products, increase our global automotive finishing capacity and grow our portfolio of premium products. These projects involve numerous risks and uncertainties, including the risk that our forecasted demand levels prove to be inaccurate and the risk that aluminum price trends diminish the benefits we anticipate from our recycling investments. If our capital investments do not produce the benefits we anticipate, our financial condition and results of operations could be adversely affected.

Our goodwill, other intangible assets and other long-lived assets could become impaired, which could require us to take non-cash charges against earnings.
We assess, at least annually and potentially more frequently, whether the value of our goodwill has been impaired. We assess the recoverability of finite-lived other intangible assets and other long-lived assets whenever events or changes in circumstances indicate we may not be able to recover the asset's carrying amount. Any impairment of goodwill, other intangible assets, or long-lived assets as a result of such analysis would result in a non-cash charge against earnings, which could materially adversely affect our reported results of operations. A significant and sustained decline in our future cash flows, a significant adverse change in the economic environment or slower growth rates could result in the need to perform additional impairment analysis in future periods.
We could be required to make unexpected contributions to our defined benefit pension plans as a result of adverse changes in interest rates and the capital markets.
Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. Switzerland, and Canada, unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, Korea and Malaysia upon retirement or termination. Our pension plan assets consist primarily of funds invested in listed stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on plan assets and interest rates used to discount future benefits. Our results of operations, liquidity or shareholder's (deficit) equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits. These factors or others may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.
We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.
We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. Some environmental laws, such as Superfund and comparable laws in the U.S. and other jurisdictions worldwide, impose joint and several liability for the cost of environmental remediation, natural resource damages, third party claims, and other expenses, without regard to the fault or the legality of the original conduct.
The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. In certain instances, these costs and liabilities, as well as related action to be taken by us, could be accelerated or increased if we were to close, divest of or change the principal use of certain facilities with respect to which we may have environmental liabilities or remediation obligations. Currently, we are involved in a number of compliance efforts, remediation activities and legal proceedings concerning environmental matters, including certain activities and proceedings arising under Superfund and comparable laws in the U.S. and other jurisdictions worldwide in which we have operations.
We have established liabilities for environmental remediation activities where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these liabilities may not ultimately be adequate, especially in light of changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws including, for example, the possibility of increased regulation of the use of bisphenol-A, a chemical component commonly used in the coating of aluminum cans. Such future developments could result in increased environmental costs and liabilities, which could have a material adverse effect on our financial condition, results or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell the property, receive full value for a property or use a property as collateral for a loan.

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
We have a relatively high degree of leverage. As of March 31, 2016, we had $5.1 billion of indebtedness outstanding. Our substantial indebtedness and interest expense could have important consequences to our Company and holders of notes, including:

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

See Note 11 - Debt for additional discussion.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our global headquarters are located in Atlanta, Georgia.  Our global research and technology center is located in Kennesaw, Georgia, which contains state-of-the-art research and development capabilities to help us better partner and innovate with our customers. Our regional headquarters are located in the following cities: North America - Atlanta, Georgia; Europe - Küsnacht, Switzerland; Asia - Seoul, South Korea; and South America - Sao Paulo, Brazil. We also have a research facility in Spokane, Washington specializing in molten metal processing.
The total number of operating facilities within our operating segments as of March 31, 2016 is shown in the table below, including operating facilities we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with Recycling Operations
North America	8	3
Europe	10	4
Asia	5	3
South America	2	1
Total	25	11

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2016.
North America

Locations	Plant Processes	Major Products
Berea, Kentucky	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Fairmont, West Virginia	Cold rolling, finishing	Foil, HVAC material
Greensboro, Georgia	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Kingston, Ontario	Cold rolling, finishing	Automotive sheet, construction sheet, industrial sheet
Russellville, Kentucky (A)	Hot rolling, cold rolling, finishing	Can stock
Oswego, New York (B)	Sheet ingot casting, hot rolling, cold rolling, recycling, brazing, finishing, heat treatment	Can stock, automotive sheet, construction sheet, industrial sheet, semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Foil
Warren, Ohio	Coating	Can stock

(A)
We own 40% of the outstanding common shares of Logan, but we have made equipment investments such that our portion of Logan’s total machine hours provides us approximately 55% of Logan’s total production.

(B)
In fiscal 2015, we began production at two automotive sheet finishing lines and expanded our recycling operations in our Oswego, New York facility. In fiscal 2016, we commissioned a third automotive sheet finishing line.

Our Oswego, New York facility operates modern equipment used for recycling beverage cans and other aluminum scrap, ingot casting, hot rolling, cold rolling and finishing. The Oswego facility produces can stock, automotive sheet, as well as building and industrial products. The facility also provides feedstock to our Kingston, Ontario facility, which produces automotive sheet and products for construction and industrial applications, and to our Fairmont, West Virginia facility, which produces foil and light-gauge sheet.

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

Europe

Locations	Plant Processes	Major Products
Bresso, Italy	Finishing, painting	Painted sheet, construction sheet
Göttingen, Germany	Cold rolling, finishing, painting	Can stock, food can, lithographic, painted sheet, automotive sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting, recycling, heat treatment	Automotive sheet, can stock, industrial sheet, painted sheet, construction sheet, sheet ingot
Neuss, Germany (A)	Hot rolling, cold rolling, recycling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for finishing operations, industrial sheet
Sierre, Switzerland (B)	Sheet ingot casting, hot rolling, cold rolling, finishing	Automotive sheet, industrial sheet
Crick, United Kingdom (C)	Finishing	Automotive sheet

(A)	Operated as a 50/50 joint venture between us and Hydro Aluminium Deutschland GmbH (Hydro). This joint venture is known as "Alunorf".

(B)	Operated under a long-term lease arrangement with a third party lessor.

(C)	In fiscal year 2016, we moved operations from the Wednesbury, U.K. facility to a facility in Crick, U.K.
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
We lease a facility in Crick, U.K., that houses a small finishing operation for automotive products.

Asia

Locations	Plant Processes	Major Products
Binh Doung, Vietnam	Recycling	Recycled material
Bukit Raja, Malaysia(A)	Continuous casting, cold rolling, coating	Construction sheet, industrial sheet, heavy and light gauge foils
Changzhou, China	Heat treatment	Automotive sheet
Ulsan, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, automotive sheet for finishing operations, foilstock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, foilstock and recycled material

(A)	Ownership of the Bukit Raja plant corresponds to our 59% equity interest in Aluminium Company of Malaysia Berhad, a publicly traded company that operates in Bukit Raja, Selangor, Malaysia.
In addition to its rolling operations, Novelis Asia operates recycling furnaces at both its Ulsan and Yeongju facilities in South Korea for the conversion of customer and third-party recycled aluminum. We also have an aluminum automotive sheet finishing plant in Changzhou, China. In addition, we have a facility in Binh Duong, Vietnam, which handles the collection and processing of UBCs.
South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, coating	Can stock, construction sheet, industrial sheet, foilstock, sheet ingot
Santo Andre, Brazil	Foil rolling, finishing	Foil

Our Pinda rolling and recycling facility in Brazil has an integrated process including sheet ingot casting, hot rolling, cold rolling, coating, finishing, and recycling operations. A coating line also produces painted products, including can end stock. Pinda supplies foilstock to our Santo Andre foil plant, which produces converter, household and container foil, among others.
Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and is the only facility in South America capable of producing can body and end stock. Pinda recycles primarily UBCs, and is engaged in tolling recycled metal for our customers.
We also own certain hydroelectric power assets that supplied electricity for our primary aluminum smelting operations, which were closed in fiscal 2015. These assets are currently held for sale.

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

	Year Ended March 31,
	2016	2015	2014	2013	2012
Net sales	$9,872	$11,147	$9,767	$9,812	$11,063
Net (loss) income attributable to our common shareholder	$(38)	$148	$104	$202	$63
Return of capital (A)	$—	$—	$250	$—	$—

	March 31,
	2016	2015	2014	2013	2012
Total assets	$8,310	$9,102	$9,114	$8,522	$8,021
Long-term debt (including current portion)	$4,498	$4,457	$4,451	$4,464	$4,344
Short-term borrowings	$579	$846	$723	$468	$18
Cash and cash equivalents	$556	$628	$509	$301	$317
Total (deficit) equity	$(59)	$(70)	$268	$239	$123

(A)	In March 2014, we declared a return of capital to our shareholder in the amount of $250 million, which we subsequently paid on April 30, 2014.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2016. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2016, we had manufacturing operations in eleven countries on four continents, which include 25 operating plants, and recycling operations in eleven of these plants. In addition to aluminum rolled products plants, our South American operations have historically included primary aluminum smelting and power generation facilities. In fiscal 2015, Novelis ceased operations at our remaining smelting facilities in South America and sold the majority of the power generation operations which supported those facilities. We are the only company of our size and scope focused solely on the aluminum rolled products markets and capable of local supply of technologically sophisticated products in all of our geographic regions, but with the global footprint to service global customers.
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

HIGHLIGHTS
We reported "Segment income" of $791 million for the year ended March 31, 2016, compared to $902 million in the prior year. The $111 million decrease is primarily due to significant unfavorable metal lag of $178 million caused by volatility in local market premiums, $172 million of which occurred in the current year compared to favorable metal price lag of $6 million in the prior year. The favorable impacts of increased flat rolled products shipments and a strategic mix shift to automotive products were partially offset by lower recycling benefits due to lower aluminum prices local market premiums, general inflation, and higher costs associated with the start-up of new capacity. "Segment income" increased on a quarter over quarter basis during fiscal 2016. Global economic uncertainty, foreign currency volatility and uncertainty in commodity markets, while not impacting the efficiency of our operations, impacted our financial results and likely will continue to have an impact in the near term.
Quarterly shipments of flat rolled products increased to 788 kt, setting a new quarterly shipment record, compared to 758 kt in the fourth quarter of fiscal 2015. Shipments of flat rolled products increased to 3,123 kt in fiscal 2016, setting a new annual shipments record, compared to 3,050 kt in fiscal 2015. The record shipment levels are a result of our recent expansion investments and incremental manufacturing productivity gains globally as we increase our focus on operational excellence. Global automotive shipments increased by 23% and 47% compared to the three and twelve months ended March 31, 2015, respectively. As we continue to focus on optimizing our product portfolio, the increase in automotive and beverage can sheet shipments more than offset the decline in specialty shipments compared to the three and twelve months ended March 31, 2015, respectively.
We have made significant investments in our automotive sheet finishing operations as the automotive industry is using more aluminum to improve vehicle performance and fuel efficiency by reducing vehicle weight. The two automotive sheet finishing lines in our Oswego, New York facility are operating at full capacity, and our automotive finishing line in Changzhou, China continues to ramp up production in line with demand, which is contributing to our record global automotive shipment levels. By the end of the fiscal year, we commissioned a third automotive finishing line at our Oswego, New York facility and a second automotive finishing line at our Nachterstedt, Germany facility.
We reported "Net loss" of $38 million for the year ended March 31, 2016, compared to "Net income" of $148 million for the year ended March 31, 2015. Net cash provided by operating activities was $541 million for the year ended March 31, 2016, a decrease of $63 million from the prior comparable period, primarily due to lower "Segment income", partially offset by a favorable net change in working capital. Capital expenditures related to strategic expansion projects declined as our larger projects have either recently commissioned or are in the commissioning phase. Our global capital expenditures for the year ended March 31, 2016 were $370 million compared to $518 million in prior year.

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
While economic growth and material substitution continues to drive increasing global demand for aluminum beverage cans, consumer demand for carbonated soft drinks in North America has declined and continued asset capacity increases along with increased imports are creating excess capacity in the can sheet market in the region. Slower economic growth and uncertainty in China and increased competition from Chinese suppliers of flat rolled aluminum products has put downward pressure on conversion premiums, primarily in can and specialty products.

Base aluminum prices experienced a downward trend throughout most of fiscal 2016. Local market premiums declined sharply during the first six months of fiscal 2016 but stabilized during the second half of fiscal 2016. For the year ended March 31, 2016, the average LME cash price paid during the period and average local market premiums have decreased significantly compared to the prices during the year ended March 31, 2015. These price declines are contractually passed through to the majority of our customers, although recognition in net selling prices precedes the recognition of metal price movements in our cost of goods sold. Although we use derivatives contracts to minimize the price lag associated with LME base aluminum prices, we do not use derivative contracts for local market premiums, as there are not adequate cost effective hedges in the market.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)
	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	Jun 30, 2014	Sept 30, 2014	Dec 31, 2014	Mar 31, 2015	Mar 31, 2015	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015	Mar 31, 2016	Mar 31, 2016
Net sales	$2,680	$2,831	$2,847	$2,789	$11,147	$2,634	$2,482	$2,354	$2,402	$9,872
Percentage increase (decrease) in net sales versus comparable previous year period	12%	17%	18%	9%	14%	(2)%	(12)%	(17)%	(14)%	(11)%
Rolled product shipments:
North America	249	260	255	243	1,007	261	269	253	249	1,032
Europe	246	234	218	240	938	252	250	232	244	978
Asia	188	186	198	196	768	193	187	193	187	760
South America	114	116	129	131	490	107	117	132	134	490
Eliminations	(27)	(31)	(43)	(52)	(153)	(45)	(35)	(31)	(26)	(137)
Total	770	765	757	758	3,050	768	788	779	788	3,123

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	9%	9%	(2)%	5%	5%	3%	(1)%	2%	2%
Europe	6%	4%	3%	(1)%	3%	2%	7%	6%	2%	4%
Asia	16%	19%	20%	25%	20%	3%	1%	(3)%	(5)%	(1)%
South America	24%	7%	5%	6%	10%	(6)%	1%	2%	2%	—%
Total	9%	7%	5%	1%	5%	—%	3%	3%	4%	2%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the years ended March 31, 2016, 2015, and 2014 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2016 versus	Year Ended March 31, 2015 versus
	2016	2015	2014	March 31, 2015	March 31, 2014
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,789	$1,731	$1,882	3%	(8)%
Average cash price during period	$1,592	$1,889	$1,773	(16)%	7%
Closing cash price as of end of period	$1,492	$1,789	$1,731	(17)%	3%

Historically local market premiums have been fairly stable but over the past two year have increased and decreased rapidly. The local market premiums in all four of our regions were significantly lower for the year ended March 31, 2016 compared to the year ended March 31, 2015. The weighted average local market premium was as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2016 versus March 31, 2015	Year Ended March 31, 2015 versus March 31, 2014
	2016	2015	2014
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$194	$464	$281	(58)%	65%

Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and local market premiums directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization)” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and (ii) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the years ended March 31, 2016, 2015, and 2014:

	Exchange Rate as of March 31,			Average Exchange Rate Year Ended March 31,
	2016	2015	2014	2016	2015	2014
U.S. dollar per Euro	1.139	1.075	1.378	1.102	1.256	1.344
Brazilian real per U.S. dollar	3.559	3.208	2.263	3.624	2.504	2.261
South Korean won per U.S. dollar	1,154	1,105	1,069	1,158	1,059	1,090
Canadian dollar per U.S. dollar	1.298	1.267	1.104	1.312	1.147	1.058
Swiss franc per Euro	1.094	1.045	1.218	1.076	1.170	1.227
In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing fiscal 2016 operating results with fiscal 2015, in Europe and South Korea, the stronger U.S. dollar resulted in unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our manufacturing costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in fiscal 2016 compared to fiscal 2015.
In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro.

We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries.  The impact of foreign exchange remeasurement, net of related hedges, was a net gain of $2 million in fiscal 2016 and a net loss of $27 million in fiscal 2015. For the year ended March 31, 2016, the balance sheet remeasurement hedging gains and losses partially offset the foreign currency exchange remeasurement gains and losses arising from the non-functional currency denominated assets and liabilities being remeasured to the functional currency of certain operations. The increased volatility in the daily Brazilian real, Swiss Franc and Euro exchange rates versus the U.S. dollar resulted in a portion of the balance sheet remeasurement gains and losses not being fully offset by the foreign currency exchange hedges. In South America, foreign currency remeasurement gains on the Brazilian real denominated liabilities being remeasured to the U.S. dollar were partially offset by foreign currency exchange hedging losses. In Europe, foreign currency exchange remeasurement gains were partially offset by foreign currency exchange hedging losses. For other foreign currency hedging programs, the unrealized gains or losses on other undesignated derivatives will be recognized in the statement of operations prior to the hedged transaction. Unrealized gains and losses from undesignated foreign currency derivatives was not significant in either period.
See Segment Review below for the impact of foreign currency on each of our segments.

Results of Operations
Year Ended March 31, 2016 Compared with the Year Ended March 31, 2015
"Net sales" were $9.9 billion, a decrease of 11% driven by a 16% decrease in average base aluminum prices, and a 58% decrease in local market premiums. This decline in base aluminum prices more than offset a 73 kt increase in flat rolled products shipments to a record level for a fiscal year of 3,123 kt, and a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” was $8.7 billion, a decrease of 11% due to lower weighted average metal costs, partially offset by an increase in flat rolled products shipments and higher costs related to our strategic expansion projects. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $1.1 billion.
“Income before income taxes” for the year ended March 31, 2016 was $8 million compared to $162 million in the year ended March 31, 2015. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	Sharp declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, resulted in significant unfavorable metal price lag of $178 million.

•	"Selling, general and administrative expenses" decreased $20 million primarily due to tighter cost control in the current year and lower long-term incentive plan costs;

•
“Restructuring and impairment, net” of $48 million for the year ended March 31, 2016, includes $21 million of charges related to the impairment of certain capitalized software assets, $14 million of severance and other charges related to restructuring actions at our global headquarters and $10 million of severance and other charges across our regions. Additionally, there were $3 million of impairment charges related to certain non-core assets in North America, South America, and Asia. In the prior year, we incurred $37 million, primarily related to $28 million of charges related to ceasing operations of the Ouro Preto smelter in South America, $7 million of severance, contract termination and other restructuring charges in North America, Europe and South America related to past restructuring actions, and $2 million of impairment charges related to certain non-core assets in North America. (See Note 2 - Restructuring and impairment to our accompanying consolidated financial statements for further details on restructuring activities);

•
"Gain on assets held for sale, net" for the year ended March 31, 2015 includes $23 million from the sale of our share of the joint venture of the Consorcio Candonga joint venture in Brazil, $7 million from the sale of our consumer foil operations in North America and $6 million from property and mining rights sales in South America partially offset by a $14 million loss on the sale of certain hydroelectric assets in South America;

•	"Loss on extinguishment of debt" includes a $13 million loss on the partial extinguishment of our Term Loan Facility, which was amended during the first quarter of fiscal 2016; and

•	Foreign currency remeasurement losses primarily due to volatility in European currency markets that resulted in a $27 million loss in fiscal 2015.
For the year ended March 31, 2016, we recognized $46 million of tax expense as a result of the net impact of statutory tax expense, losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, and the net impact of foreign exchange movement. For the year ended March 31, 2015, we recognized $14 million in tax expense primarily due to losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, partially offset by favorable foreign exchange movement.
We reported “Net loss attributable to our common shareholder” of $38 million for the year ended March 31, 2016 as compared to “Net income attributable to our common shareholder” of $148 million for the year ended March 31, 2015, primarily as a result of the factors discussed above.

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

Selected Operating Results Year Ended March 31, 2016	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,266	$3,223	$1,992	$1,575	$(184)	$9,872
Shipments
Rolled products - third party	1,031	918	718	456	—	3,123
Rolled products - intersegment	1	60	42	34	(137)	—
Total rolled products	1,032	978	760	490	(137)	3,123
Non-rolled products	17	98	10	79	(2)	202
Total shipments	1,049	1,076	770	569	(139)	3,325

Selected Operating Results Year Ended March 31, 2015	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,483	$3,783	$2,340	$1,850	$(309)	$11,147
Shipments
Rolled products - third party	1,002	889	701	458	—	3,050
Rolled products - intersegment	5	49	67	32	(153)	—
Total rolled products	1,007	938	768	490	(153)	3,050
Non-rolled products	23	215	2	93	(9)	324
Total shipments	1,030	1,153	770	583	(162)	3,374

The following table reconciles changes in “Segment income” for the year ended March 31, 2015 to the year ended March 31, 2016 (in millions).

Changes in Segment income	North America (A)	Europe	Asia	South America	Eliminations (B)	Total
Segment income - Year Ended March 31, 2015	$273	$250	$141	$240	$(2)	$902
Volume	21	47	(5)	—	2	65
Conversion premium and product mix	74	19	9	25	(17)	110
Conversion costs (C)	(13)	(111)	22	(24)	17	(109)
Metal price lag	(79)	(77)	(21)	(1)	—	(178)
Foreign exchange	1	(32)	(11)	64	—	22
Primary operations	—	—	—	(14)	—	(14)
Selling, general & administrative and research & development costs (D)	(14)	11	—	(5)	—	(8)
Other changes	(5)	9	—	(3)	—	1
Segment income - Year Ended March 31, 2016	$258	$116	$135	$282	$—	$791

(A)
Included in the North America "Segment income" for the year ended March 31, 2016 were the operating results of our consumer foil operations in North America that we sold on June 30, 2014. The change to "Segment income" attributable to these operations for the year ended March 31, 2016 compared to the prior year was unfavorable by $1 million. The following table reconciles changes in “Segment income” for the year ended March 31, 2015 to the year ended March 31, 2016 (in millions), with the impact of the consumer foil operations separately identified.

Changes in Segment income	North America	Total
Segment income - Year Ended March 31, 2015	$273	$902
Volume	25	69
Conversion premium and product mix	84	120
Conversion costs	(24)	(120)
Metal price lag	(79)	(178)
Foreign exchange	1	22
Primary metal production	—	(14)
Selling, general & administrative and research & development costs	(16)	(10)
Other changes	(5)	1
Net impact of North America consumer foil operations sold in fiscal 2015	(1)	(1)
Segment income - Year Ended March 31, 2016	$258	$791

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

North America
“Net sales” decreased $217 million, or 6%, reflecting lower average base aluminum prices, lower local market premiums and a decrease in can and specialty shipments, partially offset by higher automotive shipments. As a result of our continued ramp-up of our new automotive lines in the region and commissioning of our third automotive line during the fourth quarter of fiscal 2016, along with higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth during the next fiscal year.
“Segment income” was $258 million, a decrease of 5%, reflecting significant unfavorable metal price lag of $79 million, higher fixed, variable, and selling, general, and administrative costs associated with the commissioning and support of our new automotive capacity. Partially offsetting these was a significant increase in automotive shipments, which then doubled, as a result of our strategic product portfolio shift to higher premium products and higher conversion premiums from the related product mix shift. Fiscal 2016 was also favorably impacted by strong production whereas in December 2014 we experienced an unscheduled outage at the hot mill in the Logan Aluminum joint venture facility that significantly reduced "Segment income" during the fourth quarter of fiscal 2015.

Europe
“Net sales” decreased $560 million, or 15%, reflecting lower average base aluminum prices, lower local market premiums, and a decrease in specialty and non-flat rolled products shipments, partially offset by higher can and automotive shipments. Shipments in fiscal 2016 were at record levels. As a result of the commissioning of our second automotive line Nachterstedt, Germany during the fourth quarter of fiscal 2016, along with higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth during the next fiscal year.
“Segment income” was $116 million, a decrease of 54%, reflecting significant unfavorable metal price lag of $77 million, unfavorable changes in foreign currency rates, and higher fixed costs associated with increased employment costs, and the ramp-up of our new recycling facility in Nachterstedt, Germany, as well as less favorable metal input costs. Partially offsetting these was favorable higher conversion premiums from the related product mix shift. Fiscal 2016 was also favorably impacted by strong production whereas in fiscal 2015 we experienced an unscheduled outage in a hot mill motor at one of our facilities in Europe leading to reduced "Segment income."
Asia
“Net sales” decreased $348 million, or 15%, reflecting lower average aluminum prices and lower shipments of our specialties products due to increased competition, partially offset by higher can and automotive shipments. The increase in our can volumes was driven by shipments to customers in the Middle East. Intersegment shipments of specialty products declined which was partially offset by an increase of intersegment shipments of automotive products to Novelis Europe and Novelis North America. A portion of the increase in demand for our automotive products was driven by customers in China.
“Segment income” was $135 million, a decrease of 4%, reflecting unfavorable metal price lag of $21 million, an unfavorable impact from changes in foreign currency rates, partially offset by lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, and a favorable shift in product mix towards automotive that more than offset some can and specialty pricing pressures. We continue to experience pricing pressures and competition within the region.
South America
“Net sales” decreased $275 million, or 15%, reflecting lower average aluminum prices as well as lower specialty and non-flat rolled products shipments, partially offset by higher can shipments. Shipments in fiscal 2016 were at record levels. Despite slowing economic conditions and political unrest in Brazil, can shipments were strong; however, shipments of specialty products decreased.
“Segment income” was $282 million, an increase of 18%, reflecting favorable foreign currency changes, customer price adjustments resulting from inflation, and improved product mix shift towards can as demand continues to increase, partially offset by higher utility and employment costs, and an impact related to the closure of our smelting operations in fiscal 2015.

Reconciliation of segment results to “Net (loss) income attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net (loss) income attributable to our common shareholder” for the years ended March 31, 2016 and 2015 (in millions).

	Year ended March 31,
	2016	2015
North America	$258	$273
Europe	116	250
Asia	135	141
South America	282	240
Intersegment eliminations	—	(2)
Total Segment income	791	902
Depreciation and amortization	(353)	(352)
Interest expense and amortization of debt issuance costs	(327)	(326)
Adjustment to eliminate proportional consolidation	(30)	(33)
Unrealized losses on change in fair value of derivative instruments, net	(4)	—
Realized losses gains on derivative instruments not included in segment income	(1)	(6)
Restructuring and impairment, net	(48)	(37)
Gain on assets held for sale	—	22
Loss on extinguishment of debt	(13)	—
Loss on sale of fixed assets	(4)	(5)
Other costs, net	(3)	(3)
Income before income taxes	8	162
Income tax provision	46	14
Net (loss) income	(38)	148
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(38)	$148

“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes and depreciation and amortization related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision" or "Depreciation and amortization."
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

Liquidity and Capital Resources

Since 2011, we have invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Several of our expansion projects are ramping up operations, and the remaining major strategic projects have begun commissioning which, when operational, will generate additional operating cash flows.  Our significant investments in the business were funded through cash flows generated by our operations, and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund capital expenditures, service our debt obligations and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.
Our Term Loan Facility was refinanced on June 2, 2015 and extended to June 2, 2022. Additionally, we entered into a new Subordinated Lien Revolver on June 10, 2015.
Available Liquidity
Our available liquidity as of March 31, 2016 and 2015 is as follows (in millions):

	March 31,
	2016	2015
Cash and cash equivalents	$556	$628
Availability under committed credit facilities	640	510
Total liquidity	$1,196	$1,138

We reported available liquidity of $1,196 million as of March 31, 2016, which represents an increase compared to $1,138 million reported as of March 31, 2015. The increase is primarily attributable to new committed credit facilities of $274 million, positive free cash flow of $160 million, and other increases of $1 million; partially offset by a decrease in the ABL borrowing base of $314 million, net principal payments under our debt instruments of $48 million and debt issuance costs of $15 million. As of March 31, 2016, our availability under committed credit facilities of $640 million was comprised of $236 million under our Korea, China, and Middle East loan facilities, $204 million under our ABL Revolver and $200 million under our new Subordinated Lien Revolver.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of March 31, 2016, we held approximately $2 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2016, we held $209 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2016, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

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
The following table shows the “Free cash flow” for the year ended March 31, 2016, 2015 and 2014, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2016 versus	2015 versus
	2016	2015	2014	2015	2014
Net cash provided by operating activities	$541	$604	$702	$(63)	$(98)
Net cash used in investing activities	(378)	(416)	(702)	38	286
Less: Proceeds from sales of assets, net of transactions fees and hedging	(3)	(117)	(16)	114	(101)
Free cash flow	$160	$71	$(16)	$89	$87
Ending cash and cash equivalents	$556	$628	$509	$(72)	$119
“Free cash flow” was $160 million in fiscal 2016, an increase of $89 million as compared to fiscal 2015. "Free cash flow" was positive $71 million in fiscal 2015, an increase of $87 million as compared to fiscal 2014. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $541 million for the year ended March 31, 2016, which compares unfavorably to $604 million in the year ended March 31, 2015. The decrease in net cash provided by operating activities was primarily related to lower "Segment income", driven by significant unfavorable impacts from metal price lag, partially offset by a favorable change in working capital. The following summarizes changes in working capital accounts (in millions).

				Change
	Year Ended March 31,			2016 versus	2015 versus
	2016	2015	2014	2015	2014
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$336	$(54)	$106	$390	$(160)
Inventories	268	(390)	17	658	(407)
Accounts payable	(327)	578	159	(905)	419
Other current assets and liabilities	(5)	39	32	(44)	7
Net change in working capital	$272	$173	$314	$99	$(141)

Year Ended March 31, 2016
We experienced a decrease in "Accounts receivable, net" due to lower base aluminum prices and local market premiums compared to the end of the fourth quarter of prior year, and the timing of cash collections on certain customer receivables balances; partially offset by higher shipments and higher factoring of accounts receivable. As of March 31, 2016 and 2015, we had factored, without recourse, certain trade receivable aggregating $626 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $35 million for the year ended March 31, 2016. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were lower due to lower base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2015. As of March 31, 2016, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to March 31, 2016. Our estimated repurchase obligation for this inventory as of March 31, 2016 is $22 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced a decrease in "Accounts payable" due to lower base aluminum prices and lower local market premiums when compared to the end of the fourth quarter of fiscal 2015, partially offset by the timing of payments on vendor payables outstanding as of March 31, 2016 and obtaining longer payment terms with certain vendors.

Included in cash flows from operating activities for the year ended March 31, 2016 were $308 million of interest payments, $123 million of cash paid for income taxes, $22 million of payments on restructuring programs, and $64 million of contributions to our pension plans. As of March 31, 2016, we had $27 million of outstanding restructuring liabilities, of which $23 million we estimate will result in cash outflows within the next twelve months.

Year Ended March 31, 2015
We experienced an increase in "Accounts receivable, net" due to an increase in shipments, as well as higher base aluminum prices and local market premiums compared to the end of the fourth quarter of fiscal 2014, partially offset by higher factoring of accounts receivable. As of March 31, 2015 and March 31, 2014, we had factored, without recourse, certain trade receivable aggregating $591 million and $245 million, respectively, which had a favorable impact to net cash provided by operating activities of $346 million for the year ended March 31, 2015. "Inventories" were higher due to an increase in quantities on hand, as well as higher base aluminum prices and local market premiums when compared to the fourth quarter of fiscal 2014. The higher quantities of inventory on hand at March 31, 2015 is the result of capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of March 31, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to March 31, 2015. Our estimated repurchase obligation for this inventory as of March 31, 2015 is $218 million, based on market prices as of this date. We experienced an increase in "Accounts payable" due to higher purchases of inventory, higher base aluminum prices and higher local market premiums when compared to the end of the fourth quarter of fiscal 2014, the timing of payments on vendor payables outstanding as of March 31, 2015, and obtaining longer payment terms with certain vendors.

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

Hedging Activities

We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days. Based on our outstanding derivative instruments and their respective valuations as of the year ended March 31, 2016, we estimate there will be a net cash outflow of $11 million on the instruments that will settle in the three months ended June 30, 2016.

More details on our operating activities can be found above in “Results of operations for the Year Ended March 31, 2016 compared with the Year Ended March 31, 2015."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

				Change
	Year Ended March 31,			2016 versus	2015 versus
	2016	2015	2014	2015	2014
Capital expenditures	$(370)	$(518)	$(717)	$148	$199
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(9)	5	15	(14)	(10)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	117	8	(114)	109
Proceeds from the sale of assets, related party, net of transaction fees	—	—	8	—	(8)
Outflows from investment in and advances to non-consolidated affiliates, net	(2)	(20)	(16)	18	(4)
Net cash used in investing activities	$(378)	$(416)	$(702)	$38	$286

We had $370 million of cash outflows for "Capital expenditures" for the year ended March 31, 2016, compared to $518 million for the year ended March 31, 2015 and $717 million for the year ended March 31, 2014. For the year ended March 31, 2016, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany. For the year ended March 31, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany, our recycling expansion in Germany, and expenditures related to our ERP implementation. For the year ended March 31, 2014, our "Capital expenditures" were primarily attributable to our rolling expansions in South Korea, our automotive sheet finishing plants in the U.S. and China, our recycling expansions in Germany and Brazil, and expenditures related to our ERP implementation.
As of March 31, 2016, we had $53 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2016.

The settlement of undesignated derivative instruments resulted in cash outflow of $9 million for the year ended March 31, 2016, and cash proceeds of $5 million and $15 million for the years ended 2015 and 2014, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

The net proceeds from asset sales for the year ended March 31, 2016 were $3 million which primarily related to the sale of fixed assets at the Ouro Preto smelter in South America. During the year ended March 31, 2015 net proceeds from the sale of assets were $29 million related to the sale of our consumer foil operations in North America and $63 million for the sale of our share of the joint venture of the Consorcio Candonga in Brazil, net of related gains on currency derivatives and transaction fees, and proceeds of $17 million from the sale of the majority of our hydroelectric power generation operations in South America. In addition, we received proceeds of $8 million from the land and mining rights sale in South America. The proceeds from asset sales in the year ended March 31, 2014 related primarily to the sale of our bauxite mining rights and certain alumina assets and related liabilities in South America to our parent company, Hindalco. Additionally, during fiscal 2014 we also sold certain assets, namely land in South America, to a third party and received cash proceeds of $8 million.

Financing Activities
The following table presents information regarding our “Net cash (used in) provided by financing activities” (in millions).

				Change
	Year Ended March 31,			2016 versus	2015 versus
	2016	2015	2014	2015	2014
Proceeds from issuance of long-term and short-term borrowings	$174	$362	$169	$(188)	$193
Principal payments of long-term and short-term borrowings	(216)	(324)	(164)	108	(160)
Revolving credit facilities and other, net	(187)	160	208	(347)	(48)
Return of capital to our common shareholder	—	(250)	—	250	(250)
Dividends, noncontrolling interest	(1)	(1)	—	—	(1)
Debt issuance costs	(15)	(3)	(8)	(12)	5
Net cash (used in) provided by financing activities	$(245)	$(56)	$205	$(189)	$(261)
Year Ended March 31, 2016
During the year ended March 31, 2016, we received proceeds of $60 million related to the refinancing of the Term Loan as well as issuances of new loans in Brazil, Korea, Vietnam, and other locations of $45 million, $39 million. $28 million, and $2 million, respectively. We made principal repayments of $134 million on short-term loans in Brazil, $30 million on Vietnam principal repayments, $14 million on our Term Loan Facility, $9 million on capital leases, $26 million on long-term loans in Korea and $3 million in other principal repayments. The change in our credit facilities balance is related to net incremental repayments of $227 million on our ABL Revolver partially offset by an increase in other borrowings of $40 million.

As of March 31, 2016, our short-term borrowings were $579 million consisting of $394 million of loans under our ABL Revolver, $77 million in Novelis Brazil loans, $38 million in Novelis Korea bank loans, $12 million in Novelis Middle East and Africa loans, $9 million in Novelis Vietnam loans, $46 million in Novelis China loans, and $3 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 2.84% as of March 31, 2016. As of March 31, 2016, $12 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility. In June 2015, we amended and extended our Term Loan by entering into a $1.8 billion seven-year secured term loan credit facility. Additionally, in June 2015, we entered into a new Subordinated Lien Revolver, which is a $200 million 15-month secured revolving facility.

During the year ended March 31, 2016, we incurred costs of $15 million related to the refinancing of our Term Loan facility.

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

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf.  The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2016, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of March 31, 2016, this guarantee totaled $2 million.
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
Summary of Disclosures of Factored Financial Amounts
The following tables summarize our factoring amounts (in millions).

	Year Ended March 31,
	2016	2015	2014
Receivables factored	$3,314	$1,796	$1,081
Factoring expense	$19	$10	$5

	March 31,
	2016	2015
Factored receivables outstanding	$626	$591

Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2016 and 2015, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2016, based on undiscounted amounts (in millions). The future cash flow commitments we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $92 million of derivative liabilities recorded on our balance sheet as of March 31, 2016, are uncertain. See the Liquidity section of Management's Discussion and Analysis for a discussion of potential future cash flows from derivatives in the first quarter of fiscal 2017. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $34 million of uncertain tax positions. See Note 19 — Income Taxes to our accompanying audited consolidated financial statements.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (A)	$615	$1,313	$1,439	$1,696	$5,063
Interest on long-term debt (B)	286	450	346	79	1,161
Capital leases (C)	11	16	5	—	32
Operating leases (D)	30	36	28	39	133
Purchase obligations (E)	3,220	1,968	812	95	6,095
Unfunded pension plan benefits (F)	13	21	22	58	114
Other post-employment benefits (F)	9	14	15	50	88
Funded pension plans (F)	59	130	167	408	764
Total	$4,243	$3,948	$2,834	$2,425	$13,450

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)
Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2016. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. These amounts include an estimate for unused commitment fees. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

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

(E)
Includes agreements to purchase goods (including raw materials, inventory repurchase obligations, and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2016. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

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

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. As of March 31, 2016 and March 31, 2015, 24 and 23 of our established manufacturing facilities worldwide were ISO 14001 certified and OHSAS 18001 certified, respectively, and all have dedicated quality improvement management systems.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $18 million in fiscal 2016, of which $10 million was expensed and $8 million capitalized. We expect these expenditures will be approximately $16 million in fiscal 2017, of which we estimate $9 million will be expensed and $7 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in "Restructuring and impairment, net."

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
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in other current and noncurrent assets and liabilities in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset and the effective portion is recorded in "Net sales" consistent with the underlying hedged item and the net ineffectiveness is recorded in "Other (income) expense, net."
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in Other Comprehensive Income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in “Other (income) expense, net."
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
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of Hindalco's indirect purchase of Novelis, we estimated fair value of the identifiable net assets using a number of factors, including the application of multiples and discounted cash flow estimates. The carrying value of goodwill for each of our reporting units, which is tested for impairment annually, is as follows (in millions):

As of March 31, 2016
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

For our fiscal year 2016 test, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on discounted cash flows (the income approach). When available and as appropriate, we use quoted market prices/relationships (the market approach) to corroborate the estimated fair value. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9% for all reporting units. An increase or decrease of 0.5% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $125-$475 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions was approximately 2.0%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses.
As a result of our annual goodwill impairment test for the year ended March 31, 2016, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of the last day of February in fiscal 2016 by 124% for North America, by 106% for Europe and by 158% for South America.
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
As a result of Hindalco's indirect purchase of Novelis, investments in and advances to equity method affiliates were adjusted to reflect fair value as of May 16, 2007. We review these investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the investment would be written down to its estimated fair value.
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
Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in "Restructuring and impairment, net" in our consolidated statement of operations. For the year ended March 31, 2016, we recorded impairment charges of $3 million of certain non core assets in North America, South America, and Asia. Additionally, we recorded restructuring charges during the the year ended March 31, 2016 of $21 million related to the impairment of capitalized software intangible assets. For the year ended March 31, 2015, we recorded impairment charges on long-lived assets and intangible assets of $2 million of certain non core assets in North America. For the year ended March 31, 2014, we recorded impairment charges on long-lived assets and intangible assets of $24 million which included $17 million related to certain non-core assets in Brazil, $5 million on certain capitalized software assets and $2 million on other assets in North America.
Our other intangible assets of $523 million and $584 million as of March 31, 2016 and March 31, 2015, respectively, consisted of trade names, technology and software, customer relationships and favorable energy and supply contracts and are amortized over an original period of 3 to 20 years. As of March 31, 2016, we do not have any other intangible assets with indefinite useful lives, other than Goodwill.
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
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Changes in the liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The gains and losses are initially recorded to "Other comprehensive income (loss)" and are subsequently amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy.
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the United States, United Kingdom, and other Euro zone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 3.3%, 3.1%, and 4.0%, and other postretirement benefit obligation was 4.0%, 3.6% and 4.1% as of March 31, 2016, 2015, and 2014, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.

As of March 31, 2016, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $144 million in the pension and other postretirement obligations and in a pre-tax decrease of $13 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2016, assuming inflation remains unchanged, would result in an increase of $160 million in the pension and other postretirement obligations and in a pre-tax increase of $15 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 5.6% for 2016, 6.1% for 2015, and 6.3% for 2014. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2016 would result in a pre-tax variation of approximately $6 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2016. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2016, the Company concluded that valuation allowances totaling $613 million were required against its deferred tax assets comprised of the following:

•
$468 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $41 million relates to New York tax credit carryforwards, and $47 million relates to tax credit carryforwards in Canada.

•	$57 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.

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

Through March 31, 2016, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $564 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction, and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $381 million of these deferred tax assets. Realization of the remaining $182 million of deferred tax assets is dependent on our ability to earn pretax income aggregating approximately $665 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2016 consolidated balance sheet.

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2016, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(57)

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the year ended March 31, 2016, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
We purchase our natural gas and diesel fuel on the open market, subjecting us to market price fluctuations. We seek to stabilize our future exposure to natural gas and diesel fuel prices through the use of forward purchase contracts.
A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. In North America, we have entered into electricity swaps to fix a portion of the cost of our electricity requirements.
Fluctuating energy costs worldwide, due to the changes in supply and demand, and international and geopolitical events, expose us to earnings volatility as changes in such costs cannot be immediately recovered under existing contracts and sales agreements, and may only be mitigated in future periods under future pricing arrangements.

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2016, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(6)
Natural Gas	(10)%	(1)
Diesel Fuel	(10)%	$(1)
Foreign Currency Exchange Risks
Exchange rate movements, particularly the Euro, the Swiss franc, the Brazilian real and the Korean won against the U.S. dollar, have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the Euro strengthens, but are adversely affected as the Euro weakens. In January 2015, the Swiss National Bank discontinued its policy to support a minimum exchange rate between the Euro and the Swiss franc.  Following this announcement, the Swiss franc rapidly appreciated in value.  This adversely impacted our Swiss operations, where operating costs are incurred primarily in the Swiss franc, and a large portion of revenues are denominated in the Euro. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency manufacturing costs, we benefit as the real weakens, but are adversely affected as the real strengthens.
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

Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies and Note 15 - Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2016, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(12)
Euro	10%	(50)
Korean won	(10)%	(40)
Canadian dollar	(10)%	(5)
British pound	(10)%	(14)
Swiss franc	(10)%	(30)
Chinese yuan	10%	(7)
Malaysian ringgit	(10)%	(1)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of March 31, 2016, this floor feature was in effect, which resulted in an interest rate of 4.00%. Due to the floor feature of the Term Loan Facility as of March 31, 2016, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 13 basis points (bp).

From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2016, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 15- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of March 31, 2016.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2016, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on its assessment, management has concluded that, as of March 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 10, 2016

/s/ Steven E. Pohl
Steven E. Pohl
Interim Chief Financial Officer
May 10, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder's (deficit) equity and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries at March 31, 2016 and March 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet as of March 31, 2016.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
May 10, 2016

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended March 31,
	2016	2015	2014
Net sales	$9,872	$11,147	$9,767
Cost of goods sold (exclusive of depreciation and amortization)	8,727	9,793	8,468
Selling, general and administrative expenses	407	427	461
Depreciation and amortization	353	352	334
Interest expense and amortization of debt issuance costs	327	326	304
Research and development expenses	54	50	45
Gain on assets held for sale	—	(22)	(6)
Loss on extinguishment of debt	13	—	—
Restructuring and impairment, net	48	37	75
Equity in net loss of non-consolidated affiliates	3	5	12
Other (income) expense, net	(68)	17	(41)
	9,864	10,985	9,652
Income before income taxes	8	162	115
Income tax provision	46	14	11
Net (loss) income	(38)	148	104
Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to our common shareholder	$(38)	$148	$104
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended March 31,
	2016	2015	2014
Net (loss) income	$(38)	$148	$104
Other comprehensive income (loss):
Currency translation adjustment	17	(304)	120
Change in fair value of effective portion of hedges, net	60	(44)	(21)
Change in pension and other benefits, net	(33)	(209)	120
Other comprehensive income (loss) before income tax effect	44	(557)	219
Income tax (benefit) provision related to items of other comprehensive income (loss)	(6)	(72)	44
Other comprehensive income (loss), net of tax	50	(485)	175
Comprehensive income (loss)	$12	$(337)	$279
Less: Comprehensive loss attributable to noncontrolling interest, net of tax	(11)	(15)	(2)
Comprehensive income (loss) attributable to our common shareholder	$23	$(322)	$281
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares)	March 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$556	$628
Accounts receivable, net
— third parties (net of uncollectible accounts of $3 as of March 31, 2016 and 2015)	956	1,289
— related parties	59	53
Inventories	1,180	1,431
Prepaid expenses and other current assets	127	112
Fair value of derivative instruments	88	77
Deferred income tax assets	—	79
Assets held for sale	5	6
Total current assets	2,971	3,675
Property, plant and equipment, net	3,506	3,542
Goodwill	607	607
Intangible assets, net	523	584
Investment in and advances to non–consolidated affiliate	488	447
Deferred income tax assets	87	95
Other long–term assets
— third parties	112	137
— related parties	16	15
Total assets	$8,310	$9,102
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$47	$108
Short–term borrowings	579	846
Accounts payable
— third parties	1,506	1,854
— related parties	48	44
Fair value of derivative instruments	85	149
Accrued expenses and other current liabilities	569	572
Deferred income tax liabilities	—	20
Total current liabilities	2,834	3,593
Long–term debt, net of current portion	4,451	4,349
Deferred income tax liabilities	89	261
Accrued postretirement benefits	820	748
Other long–term liabilities	175	221
Total liabilities	8,369	9,172
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2016 and 2015	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(963)	(925)
Accumulated other comprehensive loss	(500)	(561)
Total deficit of our common shareholder	(59)	(82)
Noncontrolling interests	—	12
Total deficit	(59)	(70)
Total liabilities and deficit	$8,310	$9,102
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended March 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net (loss) income	$(38)	$148	$104
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	353	352	334
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(27)	39	(3)
Gain on assets held for sale	—	(22)	(6)
Loss on sale of assets	4	5	9
Impairment charges	25	7	24
Loss on extinguishment of debt	13	—	—
Deferred income taxes	(93)	(88)	(129)
Amortization of fair value adjustments, net	11	10	12
Equity in net loss of non-consolidated affiliates	3	5	12
Gain on foreign exchange remeasurement of debt	(2)	(5)	(2)
Amortization of debt issuance costs and carrying value adjustments	19	25	26
Other, net	—	1	(4)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	336	(54)	106
Inventories	268	(390)	17
Accounts payable	(327)	578	159
Other current assets	(12)	(27)	—
Other current liabilities	7	66	32
Other noncurrent assets	20	7	(9)
Other noncurrent liabilities	(19)	(53)	20
Net cash provided by operating activities	541	604	702
INVESTING ACTIVITIES
Capital expenditures	(370)	(518)	(717)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	117	8
Proceeds from the sale of assets, related party, net of transaction fees	—	—	8
Outflows from investment in and advances to non-consolidated affiliates, net	(2)	(20)	(16)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(9)	5	15
Net cash used in investing activities	(378)	(416)	(702)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	174	362	169
Principal payments of long-term and short-term borrowings	(216)	(324)	(164)
Revolving credit facilities and other, net	(187)	160	208
Return of capital to our common shareholder	—	(250)	—
Dividends, noncontrolling interest	(1)	(1)	—
Debt issuance costs	(15)	(3)	(8)
Net cash (used in) provided by financing activities	(245)	(56)	205
Net (decrease) increase in cash and cash equivalents	(82)	132	205
Effect of exchange rate changes on cash	10	(13)	3
Cash and cash equivalents — beginning of period	628	509	301
Cash and cash equivalents — end of period	$556	$628	$509
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY
(In millions, except number of shares)

	(Deficit) Equity of our Common Shareholder
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- Controlling Interests	Total (Deficit) Equity
Balance as of March 31, 2013	1,000	$—	$1,654	$(1,177)	$(268)	$30	$239
Net income attributable to our common shareholder	—	—	—	104	—	—	104
Currency translation adjustment, net of tax provision of $— in AOCI	—	—	—	—	122	(2)	120
Change in fair value of effective portion of hedges, net of tax provision of $3 included in AOCI	—	—	—	—	(18)	—	(18)
Change in pension and other benefits, net of tax benefit of $47 included in AOCI	—	—	—	—	73	—	73
Return of capital	—	—	(250)	—	—	—	(250)
Balance as of March 31, 2014	1,000	—	1,404	(1,073)	(91)	28	268
Net income attributable to our common shareholder	—	—	—	148	—	—	148
Currency translation adjustment, net of tax provision of $ — included in AOCI	—	—	—	—	(302)	(2)	(304)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 million included in AOCI	—	—	—	—	(43)	—	(43)
Change in pension and other benefits, net of tax benefit of $71 million included in AOCI	—	—	—	—	(125)	(13)	(138)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2015	1,000	—	1,404	(925)	(561)	12	(70)
Net loss attributable to our common shareholder	—	—	—	(38)	—	—	(38)
Currency translation adjustment, net of tax provision of $ - million included in AOCI	—	—	—	—	17	—	17
Change in fair value of effective portion of cash flow hedges, net of tax provision of $8 million included in AOCI	—	—	—	—	52	—	52
Change in pension and other benefits, net of tax benefit of $14 million included in AOCI	—	—	—	—	(8)	(11)	(19)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2016	1,000	$—	$1,404	$(963)	$(500)	$—	$(59)
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of March 31, 2016, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in eleven of these plants.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Materials and labor
In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices which could have a material adverse effect on our financial position, results of operations and cash flows. Significant price increases may result in our customers’ substituting other materials, such as plastic or glass, for aluminum or switching to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations and cash flows.
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
A substantial portion of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. We may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future, and any such work stoppage could have a material adverse effect on our financial position, results of operations and cash flows.
Geographic markets
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, South Korea and Malaysia, and we market our products in these countries, as well as certain other countries in Asia, Africa, and the Middle East. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems less developed and predictable, and the possibility of various types of adverse governmental action more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our customers can receive or earn certain incentives including, but not limited to, contract signing bonuses, cash discounts, volume based incentive programs, and support for infrastructure programs. The incentives are recorded as reductions to "Net sales," and are recognized over the minimum contractual period in which the customer is obligated to make purchases from Novelis. For incentives that must be earned, management must make estimates related to customer performance and sales volume to determine the total amounts earned and to be recorded as reductions to "Net sales." In making these estimates, management considers historical results. The actual amounts may differ from these estimates.
On occasion, and in an attempt to better manage inventory levels, we sell inventory to third parties and have agreed to repurchase the same or similar inventory back from the third parties over a future period, based on market prices at the time of repurchase. For transactions in which the Company sells inventory and agrees to repurchase at a later date, we record the initial sale of the inventory on a net basis in our consolidated statement of operations through "Cost of goods sold (exclusive of depreciation and amortization)." Upon repurchase, the Company accounts for the inventory at the reacquisition price which becomes an input to our moving average inventory cost basis.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
“Cost of goods sold (exclusive of depreciation and amortization)” includes all costs associated with inventories, including the procurement of materials, the conversion of such materials into finished products, and the costs of warehousing and distributing finished goods to customers. Material procurement costs include inbound freight charges as well as purchasing, receiving, inspection and storage costs. Conversion costs include the costs of direct production inputs such as labor and energy, as well as allocated overheads from indirect production centers and plant administrative support areas. Warehousing and distribution costs include inside and outside storage costs, outbound freight charges and the costs of internal transfers.
Selling, General and Administrative Expenses
“Selling, general and administrative expenses” include selling, marketing and advertising expenses; salaries, travel and office expenses of administrative employees and contractors; legal and professional fees; software license fees; bad debt expenses; and factoring expenses.
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
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in "Prepaid expenses and other current assets," "Other long-term assets", "Accrued expenses and other current liabilities," and "Other long-term liabilities" in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset and the effective portion is recorded in "Net sales" consistent with the underlying hedged item and the net ineffectiveness is recorded in "Other (income) expense, net."
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
Inventories
We carry our inventories at the lower of their cost or market value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 4 — Inventories for further discussion.

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
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in “Other (income) expense, net” or "(Gain) loss on assets held for sale" in our consolidated statements of operations.
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
For the years ended March 31, 2016, 2015 and 2014 we elected to perform the two-step quantitative impairment test. No goodwill impairment was identified in any of the years. See Note 7 — Goodwill and Intangible Assets for further discussion.

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
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets and intangible assets are included in “Restructuring and impairment, net” in the consolidated statement of operations. See Note 2 - Restructuring and Impairment for further discussions.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholder’s (deficit) equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2016 and 2015, we used March 31 as the measurement date.
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
Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2016 and 2015, we have no such losses.
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
We elected to early adopt, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We applied the new standard prospectively to the Consolidated Balance Sheet as of March 31, 2016. The Consolidated Balance Sheet as of March 31, 2015 was not retrospectively adjusted. See Note 19 — Income Taxes for further discussion.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which provides an optional one-year deferral of the effective date. In March 2016 the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus-agent implementation guidance. The amendment clarifies that the principal-versus-agent evaluation should be performed for each specified good or service promised in a contract with a customer. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which, when effective, will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within that year. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet or each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2016. Adoption of this standard will impact the presentation of deferred debt issuance costs on our consolidated financial position. We have determined that the adoption of the standard as of March 31, 2016 would have resulted in a decrease of approximately $29 million to "Other long-term assets" and "Long-term debt, net of current portion" on the accompanying consolidated Balance Sheet, and that we would continue to present debt issuance costs related to lines of credit as an asset. The future impact of the adoption on balance sheet classification may be impacted by future amortization and debt refinancing.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through "leases") to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT

“Restructuring and impairment, net” for the year ended March 31, 2016 was $48 million, which included impairment charges unrelated to restructuring actions of $3 million on certain fixed assets in North America, South America, and Asia. "Restructuring and impairment, net” for the year ended March 31, 2015 was $37 million, which included impairment charges unrelated to restructuring actions of $2 million on certain non-core fixed assets in North America. “Restructuring and impairment, net” for the year ended March 31, 2014 was $75 million, which included impairment charges unrelated to restructuring actions of $17 million on certain non-core assets in Brazil, $5 million on certain capitalized software assets, and $2 million on other long-lived assets.

The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2013	$33
Fiscal 2014 Activity:
Expenses	48	$3	$51	$24	$75
Cash payments	(34)
Balance as of March 31, 2014	47
Fiscal 2015 Activity:
Expenses	30	$5	$35	$2	$37
Cash payments	(32)
Foreign currency translation and other (C)	(13)
Balance as of March 31, 2015	32
Fiscal 2016 Activity:
-Provisions	23
-Reversal of expense	(2)
Expenses, net	21	$24	$45	$3	$48
Cash payments	(22)
Foreign currency translation and other (C)	(4)
Balance as of March 31, 2016	$27

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability and impairments related to a restructuring activity.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of March 31, 2016, $23 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $4 million was classified as long-term and was included in "Other long-term liabilities" on our consolidated balance sheet. Additionally, restructuring expenses and the remaining liability for the Asia segment for the year ended March 31, 2016 was $2 million which relates primarily to staff rationalization activities to better align operations to current needs.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Year Ended March 31,
	2016	2015	2014	Prior to April 1, 2013
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$—	$—	$5
Fixed asset impairment (A)	—	—	—	28
Other exit related costs	—	1	1	—
Period expenses (A)	1	—	1	3

Relocation of R&D operations to Kennesaw, Georgia
Severance	—	—	1	11
Relocation costs	—	—	1	—
Period expenses (A)	—	—	1	—
Total restructuring charges - North America	$1	$1	$5	$47

Restructuring payments - North America
Severance	$—	$(2)	$(4)
Other	(1)	(1)	(2)
Total restructuring payments - North America	$(1)	$(3)	$(6)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility in Canada and relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Year Ended March 31,
	2016	2015	2014	Prior to April 1, 2013
Restructuring charges - Europe
Business optimization
Severance	$—	$3	$26	$16
Pension settlement loss (A)	—	—	1	—

Corporate restructuring program
Severance	4	—	—	—
Total restructuring charges - Europe	$4	$3	$27	$16

Restructuring payments - Europe
Severance	$(6)	$(12)	$(18)
Other	—	—	(1)
Total restructuring payments - Europe	$(6)	$(12)	$(19)

(A)     These charges were not recorded through the restructuring liability.

The Company implemented a series of restructuring actions at the global headquarters office and in the Europe region which include staff rationalization activities and the shutdown of facilities to optimize our business in Europe.

As of March 31, 2016, the outstanding restructuring liability for the Europe segment was $4 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South America

The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Year Ended March 31,
	2016	2015	2014	Prior to April 1, 2013
Restructuring charges - South America
Ouro Preto closures
Severance	$2	$14	$2	$3
Asset impairments (A)	—	5	—	1
Environmental (reversal) charges	(1)	6	16	—
Contract termination and other exit related costs	2	5	1	5

Other past restructuring programs
Severance	—	—	—	7
Asset impairments (A)	—	—	—	7
Contract termination and other exit related costs	—	1	—	6
Total restructuring charges - South America	$3	$31	$19	$29

Restructuring payments - South America
Severance	$(2)	$(12)	$(4)
Other	(3)	(4)	(4)
Total restructuring payments - South America	$(5)	$(16)	$(8)

(A)     These charges were not recorded through the restructuring liability.
We ceased operations at the smelter in Ouro Preto, Brazil, in December 2014. This decision was made in an effort to further align our global sustainability strategy, as we work towards our goal of having higher recycled content in our products. Certain charges associated with this closure are reflected within the "Ouro Preto closures" section above, along with our closure of a pot line in Ouro Preto, Brazil, in fiscal 2013. Additionally, in March 2016, we made a decision to sell properties in Ouro Preto smelter facility in South America with a net book value of $1 million as of March 31, 2016, which were classified as "Assets held for sale" in our consolidated balance sheet.

As of March 31, 2016, the outstanding restructuring liability for the South America segment was $19 million and relates to $12 million of environmental charges, $7 million of contract termination and other exit related costs.
For additional information on environmental charges see Note 20 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corporate

The following table summarizes our restructuring activity for the Corporate segment by plan (in millions).

	Year Ended March 31
	2016	2015	2014	Prior to April 1, 2013
Restructuring charges - Corporate
Severance	$12	$—	$—	$—
Asset impairments (A)	21	—	—	—
Period expenses (A)	2	—	—	—
Total restructuring charges - Corporate	35	—	—	—

Restructuring payments - Corporate
Severance	(10)	—	—
Total restructuring payments - Corporate	$(10)	$—	$—

(A)	These charges were not recorded through the restructuring liability and related to the partial impairment of certain capitalized software intangible assets that will no longer be developed.
In fiscal 2016, the Company implemented a series of restructuring actions at the global headquarters office and in the Europe region to better align the organizational structure and corporate staffing levels with strategic priorities. As part of this plan, the Company impaired certain capitalized software assets. As of March 31, 2016, the restructuring liability for the corporate office was $2 million and related to severance charges.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACCOUNTS RECEIVABLE
“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2016	2015
Trade accounts receivable	$884	$1,158
Other accounts receivable	75	134
Accounts receivable — third parties	959	1,292
Allowance for doubtful accounts — third parties	(3)	(3)
Accounts receivable, net — third parties	$956	$1,289

Accounts receivable, net — related parties	$59	$53
Allowance for Doubtful Accounts
As of March 31, 2016 and 2015, our allowance for doubtful accounts represented approximately 0.3% and 0.2%, respectively, of gross accounts receivable.
Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written- Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2016	$3	$—	$—	$—	$3
Year Ended March 31, 2015	$4	$—	$—	$(1)	$3
Year Ended March 31, 2014	$3	$2	$(1)	$—	$4
Factoring of Trade Receivables
We factor and forfait trade receivables (collectively, we refer to these as "factoring" programs) to balance the timing of cash flows of trade payables and receivables and to fund other business needs. Factored receivables are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities (in millions).

	Year Ended March 31,
	2016	2015	2014
Aggregated receivables factored	$3,314	$1,796	$1,081
Factoring expense	$19	$10	$5

	March 31,
	2016	2015
Factored receivables outstanding	$626	$591

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVENTORIES
“Inventories” consists of the following (in millions).

	March 31,
	2016	2015
Finished goods	$295	$358
Work in process	416	531
Raw materials	322	419
Supplies	147	123
Inventories	$1,180	$1,431

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    ASSETS HELD FOR SALE
We are focused on capturing the global growth we see in our product markets of beverage can, automotive and specialty products. We continually analyze our product portfolio to ensure we are focused on growing in attractive market segments. The following transactions relate to exiting certain non-core operations to focus on our growth strategy in the premium product markets.
In April 2014, we entered into agreements to sell the hydroelectric generation operations in South America and our share of the joint venture of the Consorcio Candonga to two separate parties. In December 2014, we sold our share of the joint venture of the Consorcio Candonga. Additionally, we sold the majority of our hydroelectric power generation operations fully owned by the Company in February 2015. The remaining assets include two hydroelectric power generation facilities, with a net book value of $4 million as of March 31, 2016 and $6 million as of March 31, 2015, which were classified as "Assets held for sale" in our consolidated balance sheets. The contract for the sale of one facility is subject to final regulatory approval and resolution of certain license issues, and the other facility is in the final stages of being sold. Additionally, during the fourth quarter of fiscal 2016, an impairment of $1 million was recorded due to the expiration of a license related to a portion of the hydroelectric power generation facilities.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil related to the closure of the Ouro Preto smelter facility in South America with a net book value of $1 million as of March 31, 2016, which were classified as "Assets held for sale" in our consolidated balance sheet.
During the year ended March 31, 2015, "Gain on assets held for sale" includes a $23 million gain from our sale of the joint venture of Consorcio Candonga, $7 million from the sale of our consumer foil operations in North America and $6 million for a property and mining rights sale in South America. These gains were partially offset during the twelve months ended March 31, 2015 by an estimated loss of $14 million related to the sale of certain hydroelectric assets that was completed in the fourth quarter of fiscal 2015.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT
“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2016	2015
Land and property rights	$179	$180
Buildings	1,325	1,183
Machinery and equipment	4,265	3,947
	5,769	5,310
Accumulated depreciation and amortization	(2,398)	(2,132)
	3,371	3,178
Construction in progress	135	364
Property, plant and equipment, net	$3,506	$3,542
As of March 31, 2016 and 2015, there were $1 billion and $756 million, respectively, of fully depreciated assets included in our consolidated balance sheets.
For the years ended March 31, 2016, 2015 and 2014, we capitalized $14 million, $20 million and $33 million of interest related to construction of property, plant and equipment and intangibles under development, respectively. Depreciation expense related to property, plant, and equipment, net is shown in the table below (in millions).

	Year Ended March 31,
	2016	2015	2014
Depreciation expense related to property, plant and equipment, net	$294	$294	$279

 Asset impairments
Impairment charges are recorded in "Restructuring and impairment, net." See Note 2 — Restructuring and impairment for additional information.
Leases
We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates, and we lease assets in Sierre, Switzerland, including a fifteen-year capital lease through December 2019 from Rio Tinto. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. During fiscal 2014 and 2015 we entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2016	2015	2014
Rent expense	$22	$22	$21

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments as of March 31, 2016, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating leases	Capital lease obligations
2017	$30	$11
2018	19	9
2019	17	7
2020	15	5
2021	13	—
Thereafter	39	—
Total minimum lease payments	$133	$32
Less: interest portion on capital lease		4
Principal obligation on capital leases		$28
Assets and related accumulated amortization under capital lease obligations as of March 31, 2016 and 2015 are as follows (in millions).

	March 31,
	2016	2015
Assets under capital lease obligations:
Buildings	$11	$11
Machinery and equipment	77	76
	88	87
Accumulated amortization	(70)	(65)
	$18	$22

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    GOODWILL AND INTANGIBLE ASSETS
There were no changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2016 and 2015. The following table summarizes “Goodwill” (in millions) for the years ended March 31, 2016 and 2015.

	March 31, 2016			March 31, 2015
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,145	$(860)	$285	$1,145	$(860)	$285
Europe	511	(330)	181	511	(330)	181
South America	291	(150)	141	291	(150)	141
	$1,947	$(1,340)	$607	$1,947	$(1,340)	$607
The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2016				March 31, 2015
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$142	$(63)	$79	$142	$(56)	$86
Technology and software	10.6 years	365	(179)	186	357	(149)	208
Customer-related intangible assets	20 years	449	(199)	250	444	(173)	271
Favorable energy supply contract	9.5 years	124	(116)	8	124	(105)	19
	15.6 years	$1,080	$(557)	$523	$1,067	$(483)	$584
In the year ended March 31, 2016, we recorded impairment charges related to certain capitalized software. For additional information refer to Note 2 - Restructuring and impairment.
Our favorable energy supply contract is amortized over its estimated useful life using a method that reflects the pattern in which the economic benefits are expected to be consumed. All other intangible assets are amortized using the straight-line method.
Amortization expense related to “Intangible assets, net” is as follows (in millions).

	Year Ended March 31,
	2016	2015	2014
Total amortization expense related to intangible assets	$71	$70	$67
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	(12)	(12)	(12)
Amortization expense related to intangible assets included in “Depreciation and amortization”	$59	$58	$55

(A)	Relates to amortization of favorable energy supply contract.
Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2017	$72
2018	64
2019	64
2020	64
2021	64

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
We have the ability to make decisions regarding Logan's production operations. We also have the ability to take the majority share of production and associated costs. These facts qualify us as Logan's primary beneficiary and this entity is consolidated for all periods presented. All significant intercompany transactions and balances have been eliminated.
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our consolidated balance sheets (in millions). There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.

	March 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3	$2
Accounts receivable	33	40
Inventories	61	52
Prepaid expenses and other current assets	2	1
Total current assets	99	95
Property, plant and equipment, net	21	20
Goodwill	12	12
Deferred income taxes	84	65
Other long-term assets	8	4
Total assets	$224	$196
Liabilities
Current liabilities
Accounts payable	$30	$33
Accrued expenses and other current liabilities	15	12
Total current liabilities	45	45
Accrued postretirement benefits	214	166
Other long-term liabilities	3	2
Total liabilities	$262	$213

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliate in which we have an investment as of March 31, 2016 and 2015, and which we account for using the equity method. We do not control our non-consolidated affiliate, but have the ability to exercise significant influence over the operating and financial policies. We have no material investments that we account for using the cost method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH (Alunorf)	Corporation	50%

The following table summarizes the assets, liabilities and equity of our equity method affiliate in the aggregate as of March 31, 2016 and 2015 (in millions).

	March 31,
	2016	2015
Assets:
Current assets	$148	$145
Non-current assets	394	357
Total assets	$542	$502
Liabilities:
Current liabilities	$55	$51
Non-current liabilities	337	232
Total liabilities	392	283
Equity:
Total equity	150	219
Total liabilities and equity	$542	$502

As of March 31, 2016, the investment in Alunorf exceeded our proportionate share of the net assets of Alunorf by $413 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.

The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2016, 2015 and 2014; and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Year Ended March 31,
	2016	2015	2014
Net sales	$464	$524	$550
Costs and expenses related to net sales	463	527	543
Provision for taxes on income	2	—	4
Net (loss) income	$(1)	$(3)	$3
Purchase of tolling services from Aluminium Norf GmbH (Alunorf)	$232	$261	$275

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Included in the accompanying consolidated financial statements are transactions and balances arising from business we conduct with Alunorf, which we classify as related party transactions and balances. The following table describes the period-end account balances that we had with Norf, shown as related party balances in the accompanying consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	March 31,
	2016	2015
Accounts receivable-related parties	$59	$53
Other long-term assets-related parties	$16	$15
Accounts payable-related parties	$48	$44

We earned less than $1 million of interest income on a loan due from Alunorf during each of the years presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of March 31, 2016 and 2015.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf.  The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2016, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of March 31, 2016, this guarantee totaled $2 million.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with our indirect parent company, Hindalco. During the years ended March 31, 2016, 2015 and 2014 we recorded “Net sales” of less than $1 million, $1 million and $1 million, respectively, between Novelis and our indirect parent related primarily to sales of equipment and other services. During the year ended March 31, 2014, we sold our bauxite mining rights and certain alumina assets and liabilities in Brazil to Hindalco for $8 million in cash. As of March 31, 2016 and 2015 there were less than $1 million and $1 million of "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco, respectively.
During the year ended March 31, 2016, Novelis purchased $5 million in raw materials from Hindalco that were fully paid for during the quarter ended December 31, 2015. There were no such comparable purchases in the prior year.
In March 2014, we declared a return of capital to our direct shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2016	2015
Accrued compensation and benefits	$174	$172
Accrued interest payable	66	67
Accrued income taxes	13	11
Other current liabilities	316	322
Accrued expenses and other current liabilities — third parties	$569	$572

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    DEBT
Debt consists of the following (in millions).

	March 31, 2016					March 31, 2015
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	2.84%	$579	$—		$579	$846	$—		$846
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.00%	1,787	(16)	(B)	1,771	1,731	(13)	(B)	1,718
8.375% Senior Notes, due December 2017	8.375%	1,100	—		1,100	1,100	—		1,100
8.75% Senior Notes, due December 2020	8.75%	1,400	—		1,400	1,400	—		1,400
Capital lease obligations, due through July 2017	3.64%	5	—		5	9	—		9
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 226 billion)	2.79%	195	—		195	192	—		192
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 23 million)	7.50%	23	(1)	(C)	22	28	(1)	(C)	27
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 16 million)	5.93%	5	(1)	(D)	4	7	(1)	(D)	6
Other
Other debt, due through December 2020	3.64%	1	—		1	5	—		5
Total debt		5,095	(18)		5,077	5,318	(15)		5,303
Less: Short term borrowings		(579)	—		(579)	(846)	—		(846)
Current portion of long-term debt		(47)	—		(47)	(108)	—		(108)
Long-term debt, net of current portion:		$4,469	$(18)		$4,451	$4,364	$(15)		$4,349

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2016, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 through 2016. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(D)
The unamortized carrying value balance includes issuance discounts related to the difference resulting from the contractual rates of interest specified in the instruments that are lower than the market rates of interest upon issuance.

 Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of March 31, 2016 for our debt denominated in foreign currencies) are as follows (in millions).

As of March 31, 2016	Amount
Short-term borrowings and Current portion of long term debt due within one year	$626
2 years	1,204
3 years	125
4 years	23
5 years	1,421
Thereafter	1,696
Total	$5,095

Senior Secured Credit Facilities
As of March 31, 2016, the senior secured credit facilities consisted of (i) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility), (ii) a $1.2 billion five-year asset based loan facility (ABL Revolver) and (iii) a $200 million 15-month subordinated secured lien revolving facility (Subordinated Lien Revolver). As of March 31, 2016, $18 million of the Term Loan Facility is due within one year.
In June 2015, we entered into the Subordinated Lien Revolver with a maturity date of September 10, 2016. The interest rate for a loan under the Subordinated Lien Revolver is either equal to (i) a prime rate plus a spread of 2.5% or 2.25% depending on the total net leverage ratio then in effect or (ii) the higher of LIBOR and 0.75% plus a spread of 3.50% or 3.25% depending on the total net leverage ratio then in effect. The Subordinated Lien Revolver requires us to maintain a secured net leverage ratio of 4 to 1. Pursuant to the terms of the Term Loan Facility, such secured net leverage maintenance covenant will automatically apply to the Term Loan Facility as well for so long as the Subordinated Lien Revolver is in effect.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility and Subordinated Lien Revolver, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of March 31, 2016, we were in compliance with the covenants in the Subordinated Lien Revolver, Term Loan Facility and ABL Revolver.
Short-Term Borrowings
As of March 31, 2016, our short-term borrowings were $579 million consisting of $394 million of short-term loans under our ABL Revolver, $38 million (KRW 44 billion) in Novelis Korea bank loans, $77 million in Novelis Brazil loans, $9 million (VND 203 billion) in Novelis Vietnam loans, $46 million in Novelis China loans (CNY 296 million), $12 million in Novelis Middle East and Africa loans and $3 million of other short term borrowings.
As of March 31, 2016, $12 million of the ABL Revolver was utilized for letters of credit, and we had $204 million in remaining availability under the ABL Revolver.
As of March 31, 2016, $200 million under the Subordinated Lien Revolver was available.
In fiscal years 2015 and 2016, Novelis Korea entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of March 31, 2016, we had $204 million (KRW 236 billion) in remaining availability under these facilities.
In December 2014, Novelis China entered into a committed facility. As of March 31, 2016, we had $4 million (CNY 23 million) in remaining availability under this facility.
Senior Notes
In December 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if (1) any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of March 31, 2016, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through December 2016 for the 2017 Notes and through December 2018 for the 2020 Notes.
Korean Bank Loans
As of March 31, 2016, Novelis Korea had $17 million (KRW 20 billion) of outstanding long-term loans with various due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of March 31, 2016, there are $1 million of BNDES loans due within one year.
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
As of March 31, 2016, we had $1 million of other debt, including certain capital lease obligations, with due dates through December 2020.
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
On May 13, 2013, the Company's board of directors amended the long-term incentive plans for fiscal years 2010 - 2013 (FY 2010 Plan), fiscal years 2011- 2014 (FY 2011 Plan), fiscal years 2012 - 2015 (FY 2012 Plan) and fiscal years 2013 - 2016 (FY 2013 Plan). The amendment gave each participant the option to cancel a portion of their outstanding Hindalco SARs for a lump-sum cash payment and/or the issuance of new Novelis SARs. The remaining Hindalco SARs and the new Novelis SARs continue to vest according to the terms and conditions of the original grant. The table below reflects the fiscal 2014 activity related to the participants' elections under the amendment.
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

	Year Ended March 31,
	2016	2015	2014
Total compensation (income) expense	$(2)	$9	$27
The table below shows the RSUs activity for the year ended March 31, 2016.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2015	5,338,612	120.77	$12
Granted	2,193,752	123.69	—
Exercised	(2,160,299)	132.82	5
Forfeited/Cancelled	(789,340)	130.44	—
RSUs outstanding as of March 31, 2016	4,582,725	124.52	$7

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below shows Hindalco SARs activity for the year ended March 31, 2016.

	Number of Hindalco SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2015	21,176,557	126.77	4.4	$6
Granted	7,643,528	123.69	6.1	—
Exercised	(1,543,314)	94.85	—	1
Forfeited/Cancelled	(5,783,059)	135.49	—	—
SARs outstanding as of March 31, 2016	21,493,712	125.65	4.4	—
SARs exercisable as of March 31, 2016	7,958,423	127.22	2.8	$—

The table below shows the Novelis SARs activity for the year ended March 31, 2016.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2015	1,033,735	$92.85	5.2	$3
Granted	673,677	65.35	6.1	—
Exercised	(49,534)	83.26	—	1
Forfeited/Cancelled	(315,995)	90.29	—	—
SARs outstanding as of March 31, 2016	1,341,883	80.00	5.1	—
SARs exercisable as of March 31, 2016	322,151	$91.08	3.7	$—

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Year ended March 31,
	2016	2015	2014
Risk-free interest rate	7.23% - 7.68%	7.75% - 7.79%	8.67% - 8.96%
Dividend yield	1.14%	0.78%	0.99%
Volatility	43% - 44%	39% - 46%	37% - 51%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Year ended March 31,
	2016	2015	2014
Risk-free interest rate	0.89% - 1.39%	0.96% - 1.59%	0.96% - 2.05%
Dividend yield	—%	—%	—%
Volatility	38% - 41%	27% - 34%	28% - 41%
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
The cash payments made to settle SAR liabilities were $2 million, $8 million, and $15 million, in the years ended March 31, 2016, 2015, and 2014, respectively. Total cash payments made to settle Hindalco RSUs were $5 million, $3 million, and $2 million in the years ended March 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $4 million which is expected to be recognized over a weighted average period of 2.7 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $10 million, which is expected to be recognized over a weighted average period of 2.7 years. Unrecognized compensation expense related to the RSUs was $3 million, which will be recognized over the remaining weighted average vesting period of 1.3 years.

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

	Year Ended March 31,
	2016	2015	2014
Funded pension plans	$28	$28	$31
Unfunded pension plans	12	13	13
Savings and defined contribution pension plans	24	18	20
Total contributions	$64	$59	$64
During fiscal year 2017, we expect to contribute $23 million to our funded pension plans, $13 million to our unfunded pension plans and $23 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions).

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits		Other Benefits
	Year Ended March 31,		Year Ended March 31,
	2016	2015	2016	2015
Benefit obligation at beginning of period	$1,863	$1,672	$139	$135
Service cost	47	43	5	5
Interest cost	59	66	5	5
Members’ contributions	5	5	—	—
Benefits paid	(65)	(56)	(10)	(10)
Amendments	—	(3)	—	11
Curtailments, settlements and special termination benefits	(1)	(16)	—	(1)
Actuarial (gains) losses	(43)	296	11	(4)
Other	(1)	(2)	—	—
Currency losses (gains)	4	(142)	1	(2)
Benefit obligation at end of period	$1,868	$1,863	$151	$139
Benefit obligation of funded plans	$1,578	$1,558	$—	$—
Benefit obligation of unfunded plans	290	305	151	139
Benefit obligation at end of period	$1,868	$1,863	$151	$139

	Pension Benefits
	Year Ended March 31,
	2016	2015
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,233	$1,163
Actual return on plan assets	(21)	159
Members’ contributions	5	5
Benefits paid	(65)	(56)
Company contributions	39	41
Settlements	(1)	(14)
Other	(1)	(2)
Currency	(12)	(63)
Fair value of plan assets at end of period	$1,177	$1,233

	March 31,
	2016		2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded status at end of period:
Assets less the benefit obligation of funded plans	$(401)	$—	$(325)	$—
Benefit obligation of unfunded plans	(290)	(151)	(305)	(139)
	$(691)	$(151)	$(630)	$(139)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other non- current assets	$—	$—	$1	$—
Accrued expenses and other current liabilities	(13)	(9)	(12)	(10)
Accrued postretirement benefits	(678)	(142)	(619)	(129)
	$(691)	$(151)	$(630)	$(139)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The postretirement amounts recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2016		2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial losses	$(444)	$(22)	$(450)	$(14)
Prior service credit	9	6	11	32
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(435)	$(16)	$(439)	$18
The estimated amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit costs in fiscal year 2017 (exclusive of equity method investments) are $38 million for pension benefit costs related to net actuarial losses of $40 million partially offset by prior service credits of $2 million, and $6 million for other postretirement benefits, related to amortization of prior service costs of $2 million and net actuarial losses of $4 million.
The postretirement changes recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and include the impact related to our equity method investments.

	March 31,
	2016		2015
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive (loss) income	$(439)	$18	$(268)	$56
Plan amendment	—	—	3	(11)
Net actuarial (loss) gain	(25)	(11)	(249)	5
Amortization of:
Prior service credits	(2)	(27)	(2)	(37)
Actuarial losses	41	4	24	5
Effect of currency exchange	(10)	—	53	—
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(435)	$(16)	$(439)	$18

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are presented in the table below (in millions).

	March 31,
	2016	2015
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,868	$1,863
Accumulated benefit obligation	$1,692	$1,689
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,868	$1,760
Fair value of plan assets	$1,177	$1,129
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,567	$1,563
Fair value of plan assets	$1,039	$1,093
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$—	$103
Fair value of plan assets	$—	$104
 Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2017	$66	$9
2018	68	8
2019	72	6
2020	77	7
2021	81	8
2021 through 2025	465	50
Total	$829	$88
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Net periodic benefit costs
Service cost	$47	$43	$48	$5	$5	$8
Interest cost	59	66	63	5	5	7
Expected return on assets	(67)	(69)	(67)	—	—	—
Amortization — losses	37	22	30	4	5	7
Amortization — prior service credit	(2)	(2)	(2)	(27)	(37)	(24)
Curtailment/settlement/special termination losses (gains)	—	1	1	—	(1)	—
Net periodic benefit cost (income)	$74	$61	$73	$(13)	$(23)	$(2)
Proportionate share of non-consolidated affiliates’ pension costs	9	7	7	—	—	—
Total net periodic benefit costs (income) recognized	$83	$68	$80	$(13)	$(23)	$(2)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Weighted average assumptions used to determine benefit obligations
Discount rate	3.3%	3.1%	4.0%	4.0%	3.6%	4.1%
Average compensation growth	3.1%	3.1%	3.1%	3.5%	3.5%	3.5%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.1%	4.0%	3.9%	3.6%	4.1%	3.8%
Average compensation growth	3.1%	3.1%	3.1%	3.5%	3.5%	3.5%
Expected return on plan assets	5.6%	6.1%	6.3%	—%	—%	—%
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 5.4% in fiscal 2017.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $10 million, $10 million, and $9 million in fiscal 2016, 2015 and 2014, respectively. The assumed health care cost trend used for measurement purposes is 7.1% for fiscal 2017, decreasing gradually to 5% in 2026 and remaining at that level thereafter.
A change of one percentage point in the assumed health care cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$1	$(1)
Effect on benefit obligation	$14	$(13)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC No. 712, Compensation — Retirement Benefits. “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $12 million and $5 million, respectively, as of March 31, 2016, for these benefits. Comparatively, “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $10 million and $4 million, respectively, as of March 31, 2015.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2016	2015
Equity	15-53%	32%	36%
Fixed income	47-68%	62%	60%
Real estate	0-15%	2%	1%
Other	0-16%	5%	3%
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

Pension Plan Assets

	March 31, 2016 Fair Value Measurements Using				March 31, 2015 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$—	$375	$—	$375	$85	$361	$—	$446
Fixed income	131	592	—	723	135	608	—	743
Real estate	—	25	—	25	—	15	—	15
Cash and cash equivalents	9		—	9	8	—	—	8
Other	—	45	—	45	—	21	—	21
Total	$140	$1,037	$—	$1,177	$228	$1,005	$—	$1,233

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2016	2015	2014
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(55)	$14	$(26)
Loss released from accumulated other comprehensive loss	1	3	2
Loss recognized on balance sheet remeasurement currency exchange contracts, net	52	10	17
Currency (gains) losses, net	$(2)	$27	$(7)
The following currency (losses) gains are included in Accumulated other comprehensive loss (“AOCI”) and “Noncontrolling interests” in the accompanying consolidated balance sheets (in millions).

	Year Ended March 31,
	2016	2015	2014
Cumulative currency translation adjustment — beginning of period	$(214)	$90	$(30)
Effect of changes in exchange rates	17	(304)	120
Cumulative currency translation adjustment — end of period	$(197)	$(214)	$90

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2016 and 2015 (in millions):

	March 31, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(A)	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(2)	$—	$8
Currency exchange contracts	15	5	(3)	(5)	12
Energy contracts	—	—	(4)	—	(4)
Interest rate swaps	—	—	—	(1)	(1)
Net Investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	25	5	(10)	(6)	14
Derivatives not designated as hedging instruments
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	39	—	(39)	(1)	(1)
Energy contracts	—	1	(10)	—	(9)
Total derivatives not designated as hedging instruments	63	1	(75)	(1)	(12)
Total derivative fair value	$88	$6	$(85)	$(7)	$2

	March 31, 2015
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(A)	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$15	$—	$(5)	$—	$10
Currency exchange contracts	4	—	(42)	(15)	(53)
Energy contracts	—	—	(6)	(2)	(8)
Interest rate swaps	—	—	(1)	—	(1)
Net Investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	24	—	(54)	(17)	(47)
Derivatives not designated as hedging instruments
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	26	—	(54)	—	(28)
Energy contracts	3	—	(15)	(7)	(19)
Total derivatives not designated as hedging instruments	53	—	(95)	(7)	(49)
Total derivative fair value	$77	$—	$(149)	$(24)	$(96)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying consolidated balance sheets.

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had less than 1 kt and 2 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2016 and 2015, respectively. One kilotonne (kt) is 1,000 metric tonnes.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions):

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Year Ended March 31,
	2016	2015
Fair Value Hedges of Metal Price Risk
Derivative contracts	$(2)	$—
Designated hedged items	2	—
Net ineffectiveness (A)	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net". There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2016 and 2015.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material metal purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. We had 301 kt and 285 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of March 31, 2016 and 2015, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of March 31, 2016 and 2015, we had 76 kt and 36 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than six months.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our notional amount (in kt).

	March 31,
	2016	2015
Hedge Type
Purchase (Sale)
Cash flow purchases	1	1
Cash flow sales	(301)	(285)
Fair value	—	2
Not designated	(76)	(36)
Total, net	(376)	(318)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $601 million and $590 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2016 and 2015, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $36 million and $28 million of outstanding foreign currency forwards designated as net investment hedges as of March 31, 2016 and March 31, 2015, respectively.
As of March 31, 2016 and 2015, we had outstanding foreign currency exchange contracts with a total notional amount of $636 million and $868 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the first quarter of fiscal 2017 and offset the remeasurement impact.
 Energy
We own an interest in an electricity swap that matures January 5, 2017 which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap, even though the counterparty's credit has subsequently improved. Less than 1 million of notional megawatt hours remained outstanding as of March 31, 2016, and the fair value of this swap was a liability of $9 million as of March 31, 2016. As of March 31, 2015, the fair value of this electricity swap was a liability of $16 million.
On December 31, 2015, we entered into an agreement to extend the existing electricity swap contract for an additional five years, effective January 6, 2017 and maturing on January 5, 2022. As of March 31, 2016, 1 million of notional megawatt hours was outstanding and the fair value of this swap was an asset of $1 million. The electricity swap was not designated as of March 31, 2016.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 5 million MMBTUs designated as cash flow hedges as of March 31, 2016, and the fair value was a liability of $4 million. There were 7 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2015 and the fair value was a liability of $8 million. As of March 31, 2016 and 2015, we had less than 1 million MMBTUs and 2 million MMBTUs, respectively, of natural gas forward purchase contracts that were not designated as hedges. The fair value as of March 31, 2016 and 2015 was a liability of $1 million and a liability of $3 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is less than two years. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America, which are not designated as hedges as of March 31, 2016. We had 4 million gallons of diesel fuel forward purchase contracts outstanding as of March 31, 2016, and the fair value was a liability of less than $1 million. The average duration of undesignated contracts is less than one year.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest Rate
As of March 31, 2016, we swapped $115 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of March 31, 2016 and 2015, $115 million (KRW 133 billion) and $78 million (KRW 86 billion), respectively, were designated as cash flow hedges, respectively.
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

	Year Ended March 31,
	2016	2015	2014
Derivative instruments not designated as hedges
Aluminum contracts	$47	$(31)	$(4)
Currency exchange contracts	(60)	(5)	(15)
Energy contracts (A)	3	2	14
Loss recognized in "Other (income) expense, net"	(10)	(34)	(5)
Derivative instruments designated as hedges
Gain recognized in "Other (income) expense, net" (B)	17	19	38
Total gain (loss) recognized in "Other (income) expense, net"	$7	$(15)	$33
Balance sheet remeasurement currency exchange contract losses	$(53)	$(13)	$(19)
Realized gains (losses), net (C)	64	(2)	62
Unrealized losses on other derivative instruments, net	(4)	—	(10)
Total gain (loss) recognized in "Other (income) expense, net"	$7	$(15)	$33

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capex contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

(C)
During the year ended March 31, 2016, the level of undesignated aluminum derivatives was higher due to the recent volatility in the local market premium component of our net selling prices, forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capex contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $8 million of gains from “AOCI” to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
	2016	2015	2014	2016	2015	2014
Cash flow hedging derivatives
Aluminum contracts	$84	$(26)	$35	$17	$24	$39
Currency exchange contracts	(7)	(44)	(16)	1	(2)	1
Energy contracts	(5)	(12)	1	(1)	—	—
Interest Rate Swaps	(1)	(1)	—	—	—	—
Total cash flow hedging derivatives	71	(83)	20	17	22	40
Net Investment derivatives
Currency exchange contracts	(2)	11	(3)	—	—	—
Total	$69	$(72)	$17	$17	$22	$40

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2016	2015	2014
Energy contracts (A)	$(5)	$(5)	$(5)	Other (income) expense, net
Energy contracts (C)	(10)	—	—	Cost of goods sold (B)
Aluminum contracts	83	(40)	53	Cost of goods sold (B)
Aluminum contracts	—	—	7	Net sales
Currency exchange contracts	(44)	(14)	(14)	Cost of goods sold (B)
Currency exchange contracts	(4)	(1)	(1)	Selling, general and administrative expenses
Currency exchange contracts	(9)	18	3	Net sales
Currency exchange contracts	(1)	(3)	(2)	Other (income) expense, net
Currency exchange contracts	—	7	—	Gain on assets held for sale, net
Currency exchange contracts	(1)	(1)	—	Depreciation and amortization
Interest rate swaps	(1)	—	—	Interest expense
Total	8	(39)	41	Income (loss) before income taxes
	(19)	8	(16)	Income tax (provision) benefit
	$(11)	$(31)	$25	Net income (loss)

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss net of tax and "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2013	$(33)	$(2)	$(233)	$(268)
Other comprehensive income before reclassifications	122	7	64	193
Amounts reclassified from AOCI, net	—	(25)	9	(16)
Net current-period other comprehensive income (loss)	122	(18)	73	177
Balance as of March 31, 2014	89	(20)	(160)	(91)
Other comprehensive loss before reclassifications	(302)	(74)	(118)	(494)
Amounts reclassified from AOCI, net	—	31	(7)	24
Net current-period other comprehensive loss	(302)	(43)	(125)	(470)
Balance as of March 31, 2015	(213)	(63)	(285)	(561)
Other comprehensive income (loss) before reclassifications	17	41	(15)	43
Amounts reclassified from AOCI, net	—	11	7	18
Net current-period other comprehensive income (loss)	17	52	(8)	61
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)

(A)	For additional information on our cash flow hedges see Note 15 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 13 - Postretirement Benefit Plans.

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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, foreign exchange, natural gas and diesel fuel forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum derivative contracts, natural gas and diesel fuel forward contracts.
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our two electricity swaps, which are our only Level 3 derivative contracts, represent agreements to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
For the electricity swap maturing January 5, 2017, the average forward price at March 31, 2016, estimated using the method described above, was $41 per megawatt hour, which represented a $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $25 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For the electricity swap maturing January 5, 2022, the average forward price at March 31, 2016, estimated using the method described above, was $46 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $25 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2016 and March 31, 2015, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2016 and March 31, 2015 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2016		2015
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$34	$(28)	$39	$(31)
Currency exchange contracts	59	(49)	35	(111)
Energy contracts	—	(5)	3	(14)
Interest rate swaps	—	(1)	—	(1)
Total level 2 instruments	93	(83)	77	(157)
Level 3 instruments
Energy contracts	1	(9)	—	(16)
Total level 3 instruments	1	(9)	—	(16)
Total gross	$94	$(92)	$77	$(173)
Netting adjustment (A)	$(31)	$31	$(28)	$28
Total net	$63	$(61)	$49	$(145)

 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $2 million for the year ended March 31, 2016 related to Level 3 financial instruments that were still held as of March 31, 2016. These unrealized gains were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2014	$(19)
Unrealized gain included in earnings (B)	10
Settlements	(7)
Balance as of March 31, 2015	$(16)
Unrealized/realized gain included in earnings (B)	9
Settlements	(1)
Balance as of March 31, 2016	$(8)

(A)Represents net derivative liabilities.
(B)Included in “Other (income) expense, net.”

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

	March 31,
	2016		2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$16	$17	$15	$15
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,498	$4,659	$4,457	$4,659

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    OTHER (INCOME) EXPENSE
“Other (income) expense, net” is comprised of the following (in millions).

	Year Ended March 31,
	2016	2015	2014
Foreign currency remeasurement (gains) losses, net (A)	$(2)	$27	$(7)
Loss on change in fair value of other unrealized derivative instruments, net (B)	4	—	10
(Gain) loss on change in fair value of other realized derivative instruments, net (B)	(64)	2	(62)
Loss on sale of assets, net	4	5	9
Loss on Brazilian tax litigation, net (C)	5	7	6
Interest income	(13)	(7)	(6)
Gain on business interruption insurance recovery (D)	(10)	(19)	—
Other, net	8	2	9
Other (income) expense, net	$(68)	$17	$(41)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 15 - Financial Instruments and Commodity Contracts for further details.

(C)	See Note 20 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected failure of a motor, which resulted in lost shipments and profits during the fourth quarter of fiscal 2015. A repaired motor was installed and operations at the hotmill resumed within approximately three weeks of the outage. We recognized gains of $5 million, $5 million and $13 million during the second quarter of fiscal 2016, first quarter of fiscal 2016, and fourth quarter of fiscal 2015, respectively, as settlements of the related business interruption recovery claim were reached. The payment in the second quarter of fiscal 2016 represented the final settlement payment. Additionally, the fiscal year 2015 gain also includes an insurance settlement which resulted in a gain of $6 million related to lost shipments and profits resulting from an electrical short circuit impacting a hot mill motor at one of our facilities in our Europe segment in fiscal 2015.

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

	Year Ended March 31,
	2016	2015	2014
Domestic (Canada)	$(313)	$(267)	$(294)
Foreign (all other countries)	324	434	421
Pre-tax income before equity in net loss of non-consolidated affiliates	$11	$167	$127
The components of the "Income tax provision" are as follows (in millions).

	Year Ended March 31,
	2016	2015	2014
Current provision:
Domestic (Canada)	$5	$4	$12
Foreign (all other countries)	134	98	128
Total current	139	102	140
Deferred provision (benefit):
Domestic (Canada)	—	—	—
Foreign (all other countries)	(93)	(88)	(129)
Total deferred	(93)	(88)	(129)
Income tax provision	$46	$14	$11
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended March 31,
	2016	2015	2014
Pre-tax income before equity in net loss on non-consolidated affiliates	$11	$167	$127
Canadian Statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$3	$42	$32
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	16	(22)	—
Exchange remeasurement of deferred income taxes	(8)	(31)	(20)
Change in valuation allowances	104	95	94
Tax credits and other allowances	(22)	(22)	(38)
Income items not subject to tax	—	2	(6)
State tax benefit, net	(10)	(7)	(7)
Dividends not subject to tax	(52)	(52)	(52)
Enacted tax rate changes	5	(1)	3
Tax rate differences on foreign earnings	4	7	(4)
Uncertain tax positions	7	10	8
Prior year adjustments	(2)	2	(1)
Income tax settlements	—	(6)	—
Other — net	1	(3)	2
Income tax provision	$46	$14	$11
Effective tax rate	411%	8%	9%

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
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The impact on our income tax provision of the change in these valuation allowances during the year ended March 31, 2016 was an increase of $104 million.
We earn tax credits in a number of the jurisdictions in which we operate. Primarily comprised of empire zone credits in New York in the current year of $7 million, and foreign tax credits in the U.K. of $11 million. The impact on our income tax provision of these credits during the year ended March 31, 2016 was a benefit of $22 million. However, legislation enacted in New York state on March 31, 2014 established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $7 million.
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
We receive the benefits of favorable tax holidays in various jurisdictions, which resulted in a $10 million reduction to tax expense for the year ended March 31, 2016, and phase out as of December 31, 2015.
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
As of March 31, 2016, we elected to early adopt ASU 2015-17. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We applied the new standard prospectively to the Consolidated Balance Sheet as of March 31, 2016. The Consolidated Balance Sheet as of March 31, 2015 was not retrospectively adjusted.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2016	2015
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$396	$366
Tax losses/benefit carryforwards, net	741	627
Depreciation and amortization	41	38
Other assets	(1)	4
Total deferred income tax assets	1,177	1,035
Less: valuation allowance	(613)	(528)
Net deferred income tax assets	$564	$507
Deferred income tax liabilities:
Depreciation and amortization	$457	$477
Inventory valuation reserves	64	102
Monetary exchange gains, net	15	9
Other liabilities	30	26
Total deferred income tax liabilities	$566	$614
Net deferred income tax liabilities	$2	$107
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $613 million and $528 million were necessary as of March 31, 2016 and 2015, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2016, we had net operating loss carryforwards of approximately $638 million (tax effected) and tax credit carryforwards of $103 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal year 2019 with some amounts being carried forward indefinitely. As of March 31, 2016, valuation allowances of $468 million, $88 million and $57 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China and the U.K.
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
As of March 31, 2016, we had cumulative earnings of approximately $2.5 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $538 million in Canada, in excess of $443 million of net operating loss carryforwards, exempt surpluses for

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Canadian tax purposes, and $47 million of tax credits in Canada, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2016 and 2015, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $34 million and $37 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2005 through 2014. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $14 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2003 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2016, 2015 and 2014, we had $4 million, $5 million and $4 million accrued, respectively, for interest and penalties. For the year ended March 31, 2016, we recognized $2 million expense related to accrued interest and penalties. For the years ended March 31, 2015 and 2014 we recognized a tax expense and benefit of $1 million and $1 million, respectively, related to reductions in accrued interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended March 31,
	2016	2015	2014
Beginning balance	$37	$39	$30
Additions based on tax positions related to the current period	6	7	7
Additions based on tax positions of prior years	3	3	1
Reductions based on tax positions of prior years	(6)	(1)	—
Settlements	(10)	(3)	—
Foreign exchange	4	(8)	1
Ending Balance	$34	$37	$39

Income Taxes Payable
Our consolidated balance sheets include income taxes payable (net) of $42 million and $14 million as of March 31, 2016 and 2015, respectively. Of these amounts, $13 million and $11 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2016 and 2015, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and estimable. While the ultimate resolution of and liability and costs related to these matters cannot be determined with certainty, we do not believe any of these pending actions, individually or in the aggregate, will materially impact our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $70 million. This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of March 31, 2016 were approximately $17 million, of which $13 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. Additionally, $7 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $10 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2016. As of March 31, 2015, $18 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $4 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	March 31,
	2016	2015
Cash deposits (A)	$2	$3

Short-term settlement liability (B)	$7	$7
Long-term settlement liability (B)	57	66
Total settlement liability	$64	$73

Liability for other disputes and claims (C)	$17	$12

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

	Year Ended March 31,
	2016	2015	2014
Loss on Brazilian tax litigation, net	$5	$7	$6
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of March 31, 2016 and 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of March 31, 2016 is $22 million and as of March 31, 2015 was approximately $218 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of March 31, 2016 and 2015, there was no liability related to these repurchase obligations on our accompanying consolidated balance sheets.

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
Europe. Headquartered in Küsnacht, Switzerland, this segment operates ten plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in four countries.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Segment Financial Information

Selected Operating Results Year Ended March 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,262	$3,055	$1,879	$1,482	$194	$9,872
Net sales - intersegment	4	168	113	93	(378)	—
Net sales	$3,266	$3,223	$1,992	$1,575	$(184)	$9,872

Depreciation and amortization	$143	$106	$61	$61	$(18)	$353
Income tax (benefit) provision	$(53)	$(11)	$12	$81	$17	$46
Capital expenditures	$143	$146	$35	$39	$7	$370

March 31, 2016
Investment in and advances to non–consolidated affiliates	$—	$488	$—	$—	$—	$488
Total assets	$2,370	$2,687	$1,516	$1,584	$153	$8,310

Selected Operating Results Year Ended March 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,465	$3,609	$2,139	$1,749	$185	$11,147
Net sales - intersegment	18	174	201	101	(494)	—
Net sales	$3,483	$3,783	$2,340	$1,850	$(309)	$11,147

Depreciation and amortization	$137	$103	$71	$63	$(22)	$352
Income tax (benefit) provision	$(27)	$12	$16	$(1)	$14	$14
Capital expenditures	$122	$257	$85	$53	$1	$518

March 31, 2015
Investment in and advances to non–consolidated affiliates	$—	$447	$—	$—	$—	$447
Total assets	$2,744	$2,952	$1,663	$1,588	$155	$9,102

Selected Operating Results Year Ended March 31, 2014	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,042	$3,145	$1,849	$1,543	$188	$9,767
Net sales - intersegment	8	135	27	45	(215)	—
Net sales	$3,050	$3,280	$1,876	$1,588	$(27)	$9,767

Depreciation and amortization	$126	$103	$68	$69	$(32)	$334
Income tax provision	$(34)	$6	$16	$6	$17	$11
Capital expenditures	$147	$241	$198	$117	$14	$717

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Year Ended March 31,
	2016	2015	2014
North America	$258	$273	$229
Europe	116	250	265
Asia	135	141	160
South America	282	240	231
Intersegment eliminations	—	(2)	—
Depreciation and amortization	(353)	(352)	(334)
Interest expense and amortization of debt issuance costs	(327)	(326)	(304)
Adjustment to eliminate proportional consolidation	(30)	(33)	(40)
Unrealized losses on change in fair value of derivative instruments, net	(4)	—	(10)
Realized (losses) gains on derivative instruments not included in segment income	(1)	(6)	5
Gain on assets held for sale	—	22	6
Loss on extinguishment of debt	(13)	—	—
Restructuring and impairment, net	(48)	(37)	(75)
Loss on sale of fixed assets	(4)	(5)	(9)
Other costs, net	(3)	(3)	(9)
Income before income taxes	8	162	115
Income tax provision	46	14	11
Net (loss) income	(38)	148	104
Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to our common shareholder	$(38)	$148	$104
Geographical Area Information
We had 25 operating facilities in eleven countries as of March 31, 2016. The tables below present “Net sales” and “Long-lived assets and other intangible assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets and other intangible assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended March 31,
	2016	2015	2014
Net sales:
United States	$3,334	$3,507	$3,021
Asia and Other Pacific	1,879	2,139	1,845
Brazil	1,482	1,750	1,544
Canada	121	144	209
Germany	2,506	2,976	2,449
Other Europe	550	631	699
Total Net sales	$9,872	$11,147	$9,767

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2016	2015
Long-lived assets and other intangibles:
United States	$1,483	$1,518
Asia and Other Pacific	784	840
Brazil	840	866
Canada	70	78
Germany	287	251
United Kingdom	43	45
Other Europe	522	528
Total long-lived assets	$4,029	$4,126
Information about Product Sales, Major Customers and Primary Supplier
The percentage of “Net sales” generated from beverage and food can products were 55%, 56%, and 55% in the years ended March 31, 2016, 2015, and 2014, respectively. The percentage of “Net sales” generated from automotive products increased to 20% in the year ended March 31, 2016, compared to 13% and 11% in the years ended March 31, 2015 and 2014, respectively.
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball Corporation), our two largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2016	2015	2014
Rexam (A)	19%	18%	17%
Ball Corporation (A)	11%	10%	10%

(A)	In February of 2015, Ball Corporation made an offer to acquire Rexam. This acquisition will be subject to regulatory and shareholder approval.
RT is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2016	2015	2014
Purchases from RT as a percentage of total combined metal purchases	12%	15%	17%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    SUPPLEMENTAL INFORMATION
     Supplemental cash flow information is as follows (in millions).

	Year Ended March 31,
	2016	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$308	$303	$278
Income taxes paid	$123	$131	$120
As of March 31, 2016, we recorded $53 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2016. During the year ended March 31, 2016, we did not incur any new capital lease obligations. During the years ended 2015 and 2014, we incurred capital lease obligations of less than $1 million related to capital lease acquisitions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    QUARTERLY RESULTS (UNAUDITED)
The tables below present select operating results (in millions) by period:

	(Unaudited) Quarter Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net sales	$2,634	$2,482	$2,354	$2,402
Cost of goods sold (exclusive of depreciation and amortization)	2,400	2,241	2,051	2,035
Selling, general and administrative expenses	100	100	104	103
Depreciation and amortization	87	89	88	89
Interest expense and amortization of debt issuance costs	80	82	82	83
Research and development expenses	13	13	13	15
Loss on extinguishment of debt	13	—	—	—
Restructuring and impairment, net	15	4	10	19
Equity in net loss of non-consolidated affiliates	1	1	—	1
Other (income) expense, net	(30)	(32)	(16)	10
Income tax provision (benefit)	15	(3)	16	18
Net (loss) income	(60)	(13)	6	29
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to our common shareholder	$(60)	$(13)	$6	$29

	(Unaudited) Quarter Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015
Net sales	$2,680	$2,831	$2,847	$2,789
Cost of goods sold (exclusive of depreciation and amortization)	2,329	2,483	2,498	2,483
Selling, general and administrative expenses	108	103	108	108
Depreciation and amortization	89	90	87	86
Interest expense and amortization of debt issuance costs	81	82	85	78
Research and development expenses	12	12	14	12
(Gain) loss on assets held for sale	(11)	—	(12)	1
Restructuring and impairment, net	6	7	25	(1)
Equity in net loss of non-consolidated affiliates	2	—	2	1
Other expense (income), net	5	18	(9)	3
Income tax provision (benefit)	24	(2)	3	(11)
Net income	35	38	46	29
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$35	$38	$46	$29

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
The fiscal 2015 and 2014 amounts below have been retrospectively adjusted to reflect the amalgamations of certain subsidiaries in the U.S. and Canada that occurred during fiscal 2016. These amalgamations had no impact on the consolidated financial statements.

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$648	$8,519	$2,386	$(1,681)	$9,872
Cost of goods sold (exclusive of depreciation and amortization)	655	7,582	2,169	(1,679)	8,727
Selling, general and administrative expenses	32	315	60	—	407
Depreciation and amortization	19	269	65	—	353
Research and development expenses	—	53	1	—	54
Interest expense and amortization of debt issuance costs	318	121	11	(123)	327
Loss on extinguishment of debt	13	—	—	—	13
Restructuring and impairment, net	14	30	4	—	48
Equity in net loss of non-consolidated affiliates	—	3	—	—	3
Equity in net income of consolidated subsidiaries	(263)	(44)	—	307	—
Other (income) expense, net	(106)	(105)	20	123	(68)
	682	8,224	2,330	(1,372)	9,864
(Loss) income before income taxes	(34)	295	56	(309)	8
Income tax provision	4	25	17	—	46
Net (loss) income	(38)	270	39	(309)	(38)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(38)	$270	$39	$(309)	$(38)
Comprehensive (loss) income	$23	$302	$(6)	$(307)	$12
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(11)	—	(11)
Comprehensive income attributable to our common shareholder	$23	$302	$5	$(307)	$23

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$665	$9,525	$2,743	$(1,786)	$11,147
Cost of goods sold (exclusive of depreciation and amortization)	650	8,413	2,514	(1,784)	9,793
Selling, general and administrative expenses	6	344	77	—	427
Depreciation and amortization	18	258	76	—	352
Research and development expenses	—	49	1	—	50
Interest expense and amortization of debt issuance costs	319	127	7	(127)	326
Gain on assets held for sale, net	(5)	(17)	—	—	(22)
Restructuring and impairment, net	1	33	3	—	37
Equity in net loss of non-consolidated affiliates	—	5	—	—	5
Equity in net income of consolidated subsidiaries	(403)	(30)	—	433	—
Other (income) expense, net	(71)	(46)	7	127	17
	515	9,136	2,685	(1,351)	10,985
Income before income taxes	150	389	58	(435)	162
Income tax provision (benefit)	2	(8)	20	—	14
Net income	148	397	38	(435)	148
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$148	$397	$38	$(435)	$148
Comprehensive (loss) income	$(322)	$138	$(7)	$(146)	$(337)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(15)	—	(15)
Comprehensive (loss) income attributable to our common shareholder	$(322)	$138	$8	$(146)	$(322)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)

	Year Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$693	$8,080	$2,416	$(1,422)	$9,767
Cost of goods sold (exclusive of depreciation and amortization)	677	7,055	2,158	(1,422)	8,468
Selling, general and administrative expenses	48	338	75	—	461
Depreciation and amortization	16	246	72	—	334
Research and development expenses	1	43	1	—	45
Interest expense and amortization of debt issuance costs	315	87	1	(99)	304
Gain on assets held for sale	—	(6)	—	—	(6)
Restructuring and impairment, net	8	59	8	—	75
Equity in net loss of non-consolidated affiliates	—	12	—	—	12
Equity in net income of consolidated subsidiaries	(389)	(99)	—	488	—
Other (income) expense, net	(94)	(57)	11	99	(41)
	582	7,678	2,326	(934)	9,652
Income before income taxes	111	402	90	(488)	115
Income tax provision (benefit)	7	16	(12)	—	11
Net income	104	386	102	(488)	104
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$104	$386	$102	$(488)	$104
Comprehensive income	$281	$480	$153	$(635)	$279
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive income attributable to our common shareholder	$281	$480	$155	$(635)	$281

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET (In millions)

	As of March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$301	$253	$—	$556
Accounts receivable, net of allowances
— third parties	23	716	217	—	956
— related parties	188	139	175	(443)	59
Inventories	46	873	264	(3)	1,180
Prepaid expenses and other current assets	5	91	31	—	127
Fair value of derivative instruments	26	49	16	(3)	88
Assets held for sale	—	5	—	—	5
Total current assets	290	2,174	956	(449)	2,971
Property, plant and equipment, net	81	2,581	844	—	3,506
Goodwill	—	596	11	—	607
Intangible assets, net	17	503	3	—	523
Investments in and advances to non-consolidated affiliates	—	488	—	—	488
Investments in consolidated subsidiaries	2,667	619	—	(3,286)	—
Deferred income tax assets	—	18	69	—	87
Other long-term assets
— third parties	45	48	19	—	112
— related parties	1,752	16	—	(1,752)	16
Total assets	$4,852	$7,043	$1,902	$(5,487)	$8,310
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$21	$8	$18	$—	$47
Short-term borrowings
— third parties	337	149	93	—	579
— related parties	20	(71)	—	51	—
Accounts payable
— third parties	43	958	505	—	1,506
— related parties	69	322	39	(382)	48
Fair value of derivative instruments	19	58	11	(3)	85
Accrued expenses and other current liabilities
— third parties	95	398	76	—	569
— related parties	—	102	10	(112)	—
Total current liabilities	604	1,924	752	(446)	2,834
Long-term debt, net of current portion
— third parties	4,253	20	178	—	4,451
— related parties	—	1,697	55	(1,752)	—
Deferred income tax liabilities	—	87	2	—	89
Accrued postretirement benefits	32	557	231	—	820
Other long-term liabilities	22	143	10	—	175
Total liabilities	4,911	4,428	1,228	(2,198)	8,369
Commitments and contingencies
Temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(963)	1,329	754	(2,083)	(963)
Accumulated other comprehensive loss	(500)	(395)	(80)	475	(500)
Total (deficit) equity of our common shareholder	(59)	934	674	(1,608)	(59)
Noncontrolling interests	—	—	—	—	—
Total (deficit) equity	(59)	934	674	(1,608)	(59)
Total liabilities and (deficit) equity	$4,852	$7,043	$1,902	$(5,487)	$8,310

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING BALANCE SHEET (In millions)

	As of March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$365	$259	$—	$628
Accounts receivable, net of allowances
— third parties	23	1,034	232	—	1,289
— related parties	385	154	158	(644)	53
Inventories	55	1,084	294	(2)	1,431
Prepaid expenses and other current assets	6	89	17	—	112
Fair value of derivative instruments	19	55	9	(6)	77
Deferred income tax assets	—	70	9	—	79
Assets held for sale	—	6	—	—	6
Total current assets	492	2,857	978	(652)	3,675
Property, plant and equipment, net	95	2,549	898	—	3,542
Goodwill	—	596	11	—	607
Intangible assets, net	19	562	3	—	584
Investments in and advances to non-consolidated affiliates	—	447	—	—	447
Investments in consolidated subsidiaries	2,442	597	—	(3,039)	—
Deferred income tax assets	—	47	48	—	95
Other long-term assets
— third parties	57	70	10	—	137
— related parties	1,836	64	—	(1,885)	15
Total assets	$4,941	$7,789	$1,948	$(5,576)	$9,102
LIABILITIES AND EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$78	$—	$108
Short-term borrowings
— third parties	394	381	71	—	846
— related parties	—	122	—	(122)	—
Accounts payable
— third parties	27	1,195	632	—	1,854
— related parties	78	393	42	(469)	44
Fair value of derivative instruments	83	62	10	(6)	149
Accrued expenses and other current liabilities
— third parties	99	412	61	—	572
— related parties	—	47	6	(53)	—
Deferred income tax liabilities	—	20	—	—	20
Total current liabilities	703	2,640	900	(650)	3,593
Long-term debt, net of current portion
— third parties	4,205	28	116	—	4,349
— related parties	49	1,780	56	(1,885)	—
Deferred income tax liabilities	—	254	7	—	261
Accrued postretirement benefits	30	534	184	—	748
Other long-term liabilities	36	175	10	—	221
Total liabilities	5,023	5,411	1,273	(2,535)	9,172
Commitments and contingencies
Temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(925)	1,122	711	(1,833)	(925)
Accumulated other comprehensive loss	(561)	(425)	(48)	473	(561)
Total (deficit) equity of our common shareholder	(82)	697	663	(1,360)	(82)
Noncontrolling interests	—	—	12	—	12
Total (deficit) equity	(82)	697	675	(1,360)	(70)
Total liabilities and (deficit) equity	$4,941	$7,789	$1,948	$(5,576)	$9,102

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash (used in) provided by operating activities	$(6)	$728	$85	$(266)	$541
INVESTING ACTIVITIES
Capital expenditures	(10)	(314)	(46)		(370)
Proceeds from sales of assets, net of transaction fees and hedging
— third parties	1	2	—	—	3
Proceeds (outflows) from investment in and advances to affiliates, net	180	47	(65)	(164)	(2)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(107)	117	(19)	—	(9)
Net cash provided by (used in) investing activities	64	(148)	(130)	(164)	(378)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	59	48	67	—	174
— related parties		140		(140)	—
Principal payments of long-term and short-term borrowings
— third parties	(18)	(141)	(57)	—	(216)
— related parties	(49)	(82)	—	131	—
Short-term borrowings, net
— third parties	(57)	(158)	28	—	(187)
— related parties	20	(193)	—	173	—
Dividends, noncontrolling interest and intercompany	—	(265)	(2)	266	(1)
Debt issuance costs	(15)	—	—	—	(15)
Net cash (used in) provided by financing activities	(60)	(651)	36	430	(245)
Net decrease in cash and cash equivalents	(2)	(71)	(9)	—	(82)
Effect of exchange rate changes on cash	—	7	3	—	10
Cash and cash equivalents — beginning of period	4	365	259	—	628
Cash and cash equivalents — end of period	$2	$301	$253	$—	$556

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$29	$606	$161	$(192)	$604
INVESTING ACTIVITIES
Capital expenditures	(17)	(404)	(97)	—	(518)
Proceeds from the sale of assets, net of transaction fees
— third parties	29	88	—	—	117
Proceeds (outflows) from investment in and advances to affiliates, net	250	5	—	(275)	(20)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(19)	23	1	—	5
Net cash provided by (used in) investing activities	243	(288)	(96)	(275)	(416)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	315	47	—	362
— related parties	—	500	3	(503)	—
Principal payments of long-term and short-term borrowings
— third parties	(21)	(266)	(37)	—	(324)
— related parties	—	(80)	—	80	—
Short-term borrowings, net
— third parties	27	97	36	—	160
— related parties	(25)	(686)	—	711	—
Return of capital to our common shareholder	(250)	—	13	(13)	(250)
Dividends, noncontrolling interests and intercompany	—	(191)	(2)	192	(1)
Debt issuance costs	(3)	—	—	—	(3)
Net cash (used in) provided by financing activities	(272)	(311)	60	467	(56)
Net decrease in cash and cash equivalents	—	7	125		132
Effect of exchange rate changes on cash	—	(14)	1	—	(13)
Cash and cash equivalents — beginning of period	4	372	133	—	509
Cash and cash equivalents — end of period	$4	$365	$259	$—	$628

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)

	Year Ended March 31, 2014
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided by operating activities	$144	$834	$233	$(509)	$702
INVESTING ACTIVITIES
Capital expenditures	(22)	(492)	(203)	—	(717)
Proceeds from the sale of assets, net of transaction fees
— third parties	—	7	1	—	8
— related parties	—	8	—	—	8
Outflows from investment in and advances to affiliates, net	(261)	(41)	—	286	(16)
(Outflow) proceeds from settlement of undesignated derivative instruments, net	(21)	21	15	—	15
Net cash used in investing activities	(304)	(497)	(187)	286	(702)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	147	22	—	169
— related parties	—	—	56	(56)	—
Principal payments of long-term and short-term borrowings
— third parties	(19)	(143)	(2)	—	(164)
Short-term borrowings, net
— third parties	162	44	2	—	208
— related parties	25	208	—	(233)	—
Return of capital	—	—	(3)	3	—
Dividends, noncontrolling interests	—	(420)	(89)	509	—
Debt issuance costs	(8)	—	—	—	(8)
Net cash provided by (used in) financing activities	160	(164)	(14)	223	205
Net increase in cash and cash equivalents	—	173	32	—	205
Effect of exchange rate changes on cash	—	3	—	—	3
Cash and cash equivalents — beginning of period	4	196	101	—	301
Cash and cash equivalents — end of period	$4	$372	$133	$—	$509

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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2016 is set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On May 5, 2016, our Board of Directors approved a fiscal year 2017 executive annual incentive plan (2017 Executive AIP) and an executive long term incentive plan covering fiscal years 2016 through 2019 (2017 Executive LTIP). For additional information regarding the 2017 Executive AIP and the 2017 Executive LTIP, see Item 11 - Executive Compensation, Fiscal Year 2017 Incentive Compensation Plans, which is incorporated by reference into this item.

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

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	48	Chairman of the Board
Askaran Agarwala (B)	May 15, 2007	82	Director
D. Bhattacharya (A)(B)	May 15, 2007	67	Director and Vice Chairman of the Board
Clarence J. Chandran (A)(B)	January 6, 2005	67	Director
Donald A. Stewart (A)	May 15, 2007	69	Director
Satish Pai (B)	August 6, 2013	54	Director

(A)	Member of our Audit Committee

(B)	Member of our Compensation Committee
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies including Grasim, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular; and globally, Novelis, Aditya Birla Chemicals (Thailand) Limited and Indo Phil Textile Mills Inc. Philippines. Mr. Birla also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla is the Chancellor of the Birla Institute of Technology & Science, Pilani. He is a member of the London Business School’s Asia Pacific Advisory Board. Mr. Birla’s past affiliations include service on the boards of Maruti Udyog Limited and Tata Iron and Steel Co. Limited. He was a part time non official director on the Central Board of Reserve Bank of India. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world.
Mr. Askaran Agarwala has served as a Director of Hindalco since July 2004. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies, including Udyog Services Ltd., Tanfac Industries Ltd., Birla Insurance Advisory Services Limited and Aditya Birla Health Services Limited. He is a Trustee of G.D. Birla Medical Research and Education Foundation, Vaibhav Medical and Education Foundation and Sarla Basant Birla Memorial Trust and Aditya Vikram Birla Memorial Trust. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds a very valuable perspective to the board. Having served as president of our parent company, Hindalco, Mr. Agarwala also brings a depth of understanding of our business and operations.
Mr. Debnarayan Bhattacharya has served as Managing Director of Hindalco since 2004. Mr. Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He is the Chairman of Aditya Birla Minerals Limited in Australia and also serves as a Director of Aditya Birla Management Corporation Private Ltd. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the Company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

Clarence J. Chandran has been a director of the Company since 2005. Mr. Chandran serves on the Compensation and Audit Committees of the Novelis Board of Directors, and acts as the Chairman of the Compensation Committee. Mr. Chandran is Chairman of 4Front Capital Partners Inc. Mr. Chandran also serves as Venture Partner of The Walsingham Fund. He is a past director of Alcan Inc. and MDS Inc. He retired as Chief Operating Officer of Nortel Networks Corporation (communications) in 2001. Mr. Chandran is a past member of the Board of Visitors of the Pratt School of Engineering at Duke University. He has acquired years of significant experience through his leadership and management of companies with international business operations. Mr. Chandran brings to the board his deep knowledge in the areas of technology, sales and global operations.

Donald A. Stewart is the retired Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart serves on the Audit Committee of the Novelis Board of Directors and serves as its Chairman. Mr. Stewart also serves as a director of Birla Sun Life Insurance Company Limited, Birla Sun Life Asset Management Company Limited, Sun Life Global Investments Inc., Sun Life Everbright Life Insurance Company Limited and Sun Life Assurance Company of Canada (UK) Limited. He is the Chairman of AV Group NB Inc., AV Terrace Bay Inc., and of the federal-provincial Nominating Committee for the Canada Pension Plan Investment Board. Mr. Stewart brings extensive financial management and operating experience to the board.
Mr. Satish Pai has served as Deputy Managing Director of Hindalco Industries Limited since February 2014. He previously served as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28 year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and also serves as a director of Hindalco. Mr. Pai also serves as a Director of ABB Limited, Switzerland and Hindalco-Almex Aerospace Limited. Mr. Pai brings extensive industry and global operating experience to the board.
Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company as of April 30, 2016. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Steven Fisher	45	President and Chief Executive Officer
Steven E. Pohl	56	Interim Chief Financial Officer
Marco Palmieri	59	Senior Vice President and President, Novelis North America
Erwin Mayr	46	Senior Vice President and President, Novelis Europe
Antonio Tadeu Coelho Nardocci	58	Senior Vice President and President, Novelis South America
Shashi Maudgal	62	Senior Vice President and President, Novelis Asia
Leslie J. Parrette, Jr.	54	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Nicholas Madden	59	Senior Vice President, Manufacturing Excellence and Procurement
H.R. Shashikant	53	Senior Vice President and Chief Human Resources Officer
Randal Miller	53	Vice President, Treasurer
Stephanie Rauls	47	Vice President, Controller and Chief Accounting Officer
Steven Fisher is our President and Chief Executive Officer. He served as Senior Vice President and Chief Financial Officer from May 2007 to May 2015. Mr. Fisher joined Novelis in February 2006 as Vice President, Strategic Planning and Corporate Development. He previously served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp. from July 2005 to February 2006, and prior to joining TXU Energy, Mr. Fisher served in various senior finance roles at Aquila, Inc., an international electric and gas utility and energy trading company, including Vice President, Controller and Strategic Planning, from 2001 to 2005. He is also a member of the board of directors of Lionbridge Technologies, Inc. since 2009. Mr. Fisher is a graduate of the University of Iowa in 1993, where he earned a B.B.A. in Finance and Accounting. He is a Certified Public Accountant.
Steven Pohl is our Interim Chief Financial Officer. Mr. Pohl joined Novelis in 2009 as Vice President Finance, Chief Financial Officer North America and most recently served as Vice President, Financial Planning & Analysis since 2012. Mr. Pohl was previously employed by PPG Industries, Inc., the world’s leading coatings and specialty products company, where he served as General Auditor from 2008 to 2009. Prior to that, he held key finance and management positions of increasing responsibility at PPG Industries, Inc. from 1981 to 2008. He is also a board member and trustee of La Roche College in Pittsburgh, Pennsylvania. Mr. Pohl earned his B.S. in Accounting from La Roche College.
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
Nicholas Madden is our Senior Vice President, Manufacturing Excellence and Procurement. Prior to this role, he served as Senior Vice President and Chief Procurement Officer from October 2006 until December 2011 and President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan's Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.
H.R. Shashikant has served as our Senior Vice President and Chief Human Resources Officer since August 2015.  In this role, Mr. Shashikant is responsible for the formulation and implementation of the company's worldwide human resources objectives, policies and practices. As the head of the global Human Resources function, he has responsibility for Talent Acquisition and Development, Compensation, Benefits, HRIS and Global Security. Before joining Novelis, Mr. Shashikant was Group Executive President, Group Human Resources, for the Aditya Birla Group, the Mumbai-based conglomerate of which Novelis is a part. He joined the Aditya Birla Group as a Vice President in 1999 and was instrumental in setting up HR systems, processes, and Centers of Excellence across the Group. An Economics graduate from Karnataka University in Dharwad, India, Mr. Shashikant holds a post graduate degree in Personnel Management from the Tata Institute of Social Sciences, Mumbai.
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
Stephanie Rauls is our Vice President, Controller and Chief Accounting Officer since February 2016. Ms. Rauls previously served as Vice President of Global Tax since December 2013. Prior to joining Novelis, Ms. Rauls served as Vice President, Tax of Wal-Mart Stores, Inc. from 2011 to 2013, and prior to that, she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, Ms. Rauls was employed by KPMG LLP from 1994 to 2002. She earned a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.

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

Item 11.  Executive Compensation

This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the Securities and Exchange Commission and include persons serving in the role of our principal executive officer, persons serving in the role of our principal financial officer and the three other highest paid executive officers that were employed by the Company on March 31, 2016. Steven Fisher was appointed as the Company’s President and Chief Executive Officer on August 10, 2015, replacing our former President and Chief Executive Officer, Philip Martens, who separated from the Company on April 20, 2015. Steven Pohl was appointed Interim Chief Financial Officer on October 19, 2015.

Named Executive Officer for Fiscal 2016	Title
Steven Fisher	President and Chief Executive Officer
Steven E. Pohl	Interim Chief Financial Officer
Leslie J. Parrette, Jr.	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Erwin Mayr	Senior Vice President and President of Novelis Europe
Marco Palmieri	Senior Vice President and President of Novelis North America

Compensation Committee and Role of Management
The Compensation Committee of our board of directors (the “Committee”) is responsible for approving the compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board.
Our Chief Human Resources Officer serves as the primary management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee’s responsibilities.
Our named executive officers have no direct role in setting their own compensation. The Committee, however, meets with members of our management team to evaluate performance against pre‑established goals, and management makes recommendations to the board regarding budgets, production and sales forecasts and other information, which affect certain goals.

The Committee may seek input from our senior management concerning individual performance, expected future contributions and compensation matters generally.
Management assists the Committee by providing information needed or requested by the Committee (such as our performance against budget and objectives, historical compensation, compensation expense, current Company policies and programs, country‑specific prevalent compensation practices, peer group metrics and peer group target pay levels) and by providing input and advice regarding potential changes to compensation programs and policies and their impact on the Company and its executives.
In the first quarter of each fiscal year, the Committee (1) reviews prior year performance and approves the distribution of short‑term incentive and long‑term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short‑term incentive targets for executives for the current year, and (3) recommends to the board of directors the form of long‑term incentive award vehicles and vesting performance criteria for the current cycle of the program. The Committee may employ alternative practices when appropriate under the circumstances.
Although the Committee did not independently engage a third party compensation consultant to assist in developing our fiscal 2016 compensation program, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management reports Mercer’s analysis to the Committee.. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. Hay Group (a global human resource consulting firm) periodically assists management with the internal leveling of executive jobs to ensure internal equity and external competitiveness of pay opportunities based on an executive’s job scope and complexity.
For executive compensation benchmarking purposes, management focuses on large global companies headquartered in the southeastern United States with whom Novelis may compete for executive talent, as well as other major companies in the manufacturing and materials sectors having revenues in excess of $1 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management’s most recent compensation competitive analysis consisted of the following companies, which have median revenues of approximately $13 billion:

AGCO	Coca-Cola Co.	Noranda Aluminum Holding
Air Products & Chemicals Inc.	Dow Chemical	Southern Co.
Alcoa Inc.	Ingersoll- Rand PLC	Genuine Parts Co.
Altria Group Inc.	PPG Industries	Praxair
Ashland	Eastman Chemical Co.	Newell Rubbermaid
Caterpillar Inc.	Kennametal

While the Committee and management review compensation data (both in surveys and public filings) to confirm that our executive compensation program is competitive, the Committee retains discretion to set an individual executive’s compensation. As a result, compensation for an executive may differ materially from the survey or peer group data and may be influenced by factors including past performance, experience and potential, retention needs, job position and/or tenure. Management and the Committee focus on target compensation opportunities disclosed in survey and peer group compensation data (and not actual compensation earned, which is influenced by the historical company or individual performance of the survey and peer group participants).
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

The Committee recognizes that the engagement of strong talent in critical functions may require the recruitment of new executives and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate a compensation package that varies from the principles set forth above.
Key Elements of Our Compensation Program
Our compensation program consists of four key elements: base pay, short‑term (annual) incentives, long‑term incentives, and employee benefits, which includes certain executive perquisites. The Committee reviews these compensation elements, generally during the first quarter of the fiscal year. On a regular basis, the Committee compares the competitiveness of these key elements to that of companies in our peer group and/or to available compensation survey market data. Our objective for named executive officer compensation is to be at or near the market median (50th percentile) for both target total cash compensation and total direct compensation. In fiscal 2016, Mercer LLC conducted a compensation analysis for us which revealed that our aggregate fiscal 2016 target total cash compensation and total direct compensation for our named executive officers were 74% and 58%, respectively, of the market median. This comparison was impacted by the changes in our Chief Executive Officer and Chief Financial Officer roles in fiscal 2016. Over time it is expected that these compensation metrics will move closer to the market median based on the executives’ performance and as the executives’ tenure in these roles lengthens. Unless otherwise indicated, all amounts paid in currencies other than U.S. dollars are reflected in the Compensation Discussion and Analysis in U.S. dollars as adjusted by the March 31, 2016 exchange rates.
Base Pay. Based on market practices, we believe it is appropriate that a minimum portion of total direct compensation be provided in a form that is fixed and recognizes individual performance in the prior fiscal year. Any changes in base salaries are generally effective July 1 of the current year (i.e., the start of the Company’s second quarter of the fiscal year), unless an executive is promoted or assumes a new role during the fiscal year. The Committee’s objective is to position base salaries for the named executive officers at or near the median of comparable positions at companies in our peer group. In aggregate, fiscal 2016 salaries of our named executive officers were 87% of the market median.
The base salaries for certain of our named executive officers were increased in fiscal 2016 as shown in the table below. All increases reflect changes in annual base salary in an officer’s home country currency and exclude any additional payments related to a job assignment outside of one’s home country.

Named Executive Officer	Fiscal 2016 % Salary Increase
Steven Fisher	36.2%
Steven E. Pohl	3.5%
Leslie Parrette	3.0%
Erwin Mayr	3.5%
Marco Palmieri	8.0%

Steven Fisher's salary increased substantially as a result of his promotion to Chief Executive Officer in fiscal 2016, although his salary remains significantly below the market median.
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

•
Performance goals should be sufficiently ambitious to drive enterprise value creation, but also be based on metrics that executives can meaningfully influence over the annual time frame, and payouts should not be concentrated on a single metric.

•	Threshold, target and maximum opportunity payouts (as a percent of salary) should be comparable with opportunity payouts of executives in similar roles at other benchmark companies/industries.

•	The Committee retains the discretion to adjust, up or down, annual incentives earned based on the Committee’s subjective assessment of individual performance.

Our Committee and board, after input from management, approved our fiscal 2016 annual incentive plan (“AIP”) during the first quarter of fiscal 2016. The performance benchmarks for the year were tied to three key metrics: (1) the Company’s normalized earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance; (2) the Company’s operating free cash flow performance; and (3) the executive’s individual performance in recognition of each individual’s unique job responsibilities and annual objectives.
No AIP bonuses are payable with respect to any of the three incentive metrics unless overall Novelis EBITDA performance for fiscal 2016 achieves at least 75% of the financial target. If the EBITDA threshold is achieved, the actual payout under the two financial metrics will range from 50% to 200% of target payout opportunity depending upon the actual performance results attributable to each metric, and the individual performance metric’s actual payout can range from 60% to 200% of target payout opportunity. Actual performance below the threshold for a particular metric results in no payout for that specific metric.
The table below shows the 2016 AIP target and actual performance for each goal and the amount earned based on actual performance. Mr. Martens, Novelis' former Chief Executive Officer, did not participate in the AIP for fiscal 2016.

Named Executive Officer	Target Bonus as Percentage of Salary (A)	Performance Metric (B)	Performance Metric Weighting	Bonus Payable at Target Performance (C) $	Bonus Earned Based on Actual Performance (C) $	Actual Bonus as a Percentage of Target Bonus (rounded)
Steven Fisher	95%	EBITDA Cash Flow Individual	50% 40% 10% 100%	356,250 285,000 71,250 712,500	298,088 567,787 141,947 1,007,822	84% 200% 200% 142%
Steven Pohl	40%	EBITDA Cash Flow Individual	50% 40% 10% 100%	67,192 53,753 13,438 134,383	56,441 107,507 16,126 180,074	84% 200% 120% 134%
Erwin Mayr	65%	EBITDA Cash Flow Individual	50% 40% 10% 100%	181,442 145,153 36,288 362,883	152,411 290,306 36,288 479,005	84% 200% 100% 132%
Leslie Parrette	70%	EBITDA Cash Flow Individual	50% 40% 10% 100%	188,442 150,754 37,688 376,884	158,292 301,508 45,226 505,026	84% 200% 120% 134%
Marco Palmieri	65%	EBITDA Cash Flow Individual	50% 40% 10% 100%	113,070 90,456 22,614 226,140	94,979 180,912 27,137 303,027	84% 200% 120% 134%

(A)	Mr. Fisher's target bonus is prorated and rounded up to the nearest percent to reflect the change in his bonus target on August 10, 2015 from 85% to 100% of his salary.

(B)	AIP fiscal 2016 performance metric definitions are approved by the Compensation Committee and defined in the footnotes to the Grants of Plan-Based Awards table.

(C)	Amounts for Mayr and Palmieri are reflected in US dollars as adjusted by March 31, 2016 exchange rates.
Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive’s total direct compensation opportunity is necessary to reward our executives. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:

•	Long-term incentives should motivate achievement of long-term strategic and financial goals and incentivize actions that are intended to create sustainable value for our shareholder.

•	Long-term incentives should be designed to effectively retain valuable executive talent.

•	Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis.

•	A majority of the long-term incentive award value should be at-risk and tied to financial and/or stock-price performance.

•	Vesting schedules generally should span several years to reward long-term service.

•	The value of long-term incentives as a percent of salary should be competitive with opportunity payouts of executives in similar roles at other benchmark companies/industries.

•	Long-term incentive award intended values should not be affected by currency exchange rates once the awards have been authorized by the Committee.
During the first quarter of fiscal 2016, the Committee authorized the long term incentive plan covering fiscal years 2016 through 2019 (“2016 LTIP”). Under the 2016 LTIP, participants are awarded three types of long‑term incentive vehicles. Thirty percent of a participant’s total long term incentive opportunity consists of performance‑based Hindalco stock appreciation rights (“Hindalco SARs”), 20% of a participant’s total long term incentive opportunity consists of Hindalco restricted stock units (“Hindalco RSUs”) and the remaining 50% consists of Novelis stock appreciation rights (“Novelis SARs”). For additional information, see the table below setting forth grants of plan‑based awards in fiscal 2016. The aggregate value of all long‑term incentive award vehicles for the named executive officers are approved by the Committee and apportioned appropriately among the three vehicles. The actual number of Hindalco SARs and Novelis SARs awarded are determined using a Black‑Scholes multiple.
The Hindalco SARs and Novelis SARs awarded in fiscal 2016 have seven year terms and vest at a rate of 25% per year measured from the authorization date, subject to the threshold performance hurdle being met for the year, as described in the paragraph below. Each SAR is to be settled in cash based on the increase in value of one Hindalco or Novelis share, as applicable, from the date of award through the date of exercise. As Novelis shares are not publicly traded on a stock exchange, an annual Company valuation is performed by a global financial services company, and this valuation is the basis for the number of Novelis SARs awarded and is also the basis for the stock price appreciation each year for Novelis SARs. The total amount of cash paid is limited to three times the award value. SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant, and dividend equivalents are neither accumulated nor paid during or after vesting between the award date and date of exercise, forfeiture or cancellation of the awards.
The performance hurdle for vesting each year for both Hindalco SARs and Novelis SARs is based on achieving at least 75% of the overall Novelis EBITDA target established and approved each fiscal year by the Committee. EBITDA is defined identically as in the short‑term annual cash incentive program, described above.
The Hindalco RSUs awarded in fiscal 2016 fully vest over three years and are not subject to performance criteria. Payout on the Hindalco RSUs is also limited to three times the award value. RSUs do not transfer any shareholder rights in Hindalco to a participant, and dividend equivalents are neither accumulated nor paid between the award date and date of vesting or forfeiture of the awards.

The table below shows the fiscal 2016 aggregate target value by officer. Mr. Martens did not participate in the 2016 LTIP.

Named Executive Officer	2016 LTIP Target Award ($)
Steven Fisher	2,500,000
Steven E. Pohl	180,000
Leslie Parrette	700,000
Erwin Mayr	700,000
Marco Palmieri	700,000

Exchange rates are fixed on the date of the LTIP awards so that the awards are not affected by fluctuating currency exchange rates during the award vesting periods and the terms of the SARs.
Named Executive Officers’ Total Direct Compensation Mix of Pay Elements. The chart below illustrates the fiscal 2016 target compensation elements for our named executive officers as a percentage of their total direct compensation. Salary and target annual incentive percentages reflect the value of compensation in an officer’s home currency as of the end of fiscal 2016, and long‑term incentives reflect fiscal 2016 award values in U.S. dollars and then converted to an officer’s home currency as of the date of the award. The chart also shows that approximately 81% of the President and Chief Executive Officer’s total direct compensation is variable at‑risk pay, which is tied to both short‑term and long‑term financial, individual and stock‑price performance. The variable at-risk percentages for our other officers range from 48% to 70% of total direct compensation.

Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible for certain non-qualified retirement benefits, which are designed to provide levels of retirement benefits that are limited under broad-based retirement plan caps mandated by certain regulatory restrictions on highly-compensated employees. Our named executive officers are also eligible for certain perquisites consistent with market practice. We do not view our executive perquisites as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table below for details.
Employment-Related Agreements
Agreements with Mr. Fisher. On May 7, 2015, the Company approved a compensation arrangement with Mr. Fisher in which he will receive an amount up to $400,000 related to his service as Interim President and Chief Executive Officer, to be determined and paid at a future date. On August 10, 2015, the Company entered into a letter agreement with Mr. Fisher setting forth the terms his appointment as President and Chief Executive Officer. The letter agreement is filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015.
Retention Agreements. On July 1, 2014, we entered into individual retention agreements with each named executive officer. These retention agreements were adopted in connection with the changes to our LTIP design beginning with fiscal year 2014 and are intended to serve as a supplemental long-term incentive. The retention agreements provide cash payments over a three-year period as follows: $50,000 paid in December 2014 (or $37,500 for Mr. Parrette and $20,000 for Mr. Pohl), $25,000 paid in December 2015 (or $18,750 for Mr. Parrette and $10,000 for Mr. Pohl) and $25,000 payable in December 2016 (or $18,750 for Mr. Parrette and $10,000 to Mr. Pohl) if the officer remains employed with the Company through the applicable vesting date. In June 2015, additional retention agreements were entered into with each named executive officer (except Mr. Fisher), providing cash payments to the named executive officers as follows: $30,000 paid in December 2015 (or $22,500 for Mr. Parrette and $12,000 for Mr. Pohl), $30,000 payable in December 2016 (or $22,500 for Mr. Parrette and $12,000 for Mr. Pohl) and $40,000 payable in December 2017 (or $30,000 for Mr. Parrette and $16,000 for Mr. Pohl) if the officer remains employed with the Company through the applicable vesting date. If the named executive officer voluntarily terminates employment prior to the expiration date of the retention awards or is terminated by the Company for cause prior to that date, the named executive officer will be required to repay any payments made under the agreements in the previous 12 months, less applicable taxes, and will be not be entitled to any other payments thereafter. If the named executive officer is terminated involuntarily without cause, any unpaid cash installments will not occur. On June 18, 2015, we entered into an additional retention agreement with Mr. Pohl in recognition of his additional responsibilities in managing the Company’s global finance operations. The agreement provides for a cash payment of $40,000 to be made in June 2016.
Change in Control Agreements. Each of our named executive officers (except Mr. Pohl) is party to a Change in Control Agreement, which provides that the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within 24 months following a change in control of the Company. The change in control severance payment is equal to 2.0 times the sum of the executive’s annual base salary plus target short‑term incentive for the year and is payable in a lump sum. The executive may also receive (i) a special one‑time payment to assist with post‑employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans.
Severance Compensation Agreements. We have entered into Severance Agreements with our named executive officers (except Mr. Pohl), which provide that the executive will be entitled to certain payments and benefits if their employment is terminated by the Company without cause. The severance payment is equal to 1.5 times the executive’s annual base salary in effect at termination. Severance payments for these executives are payable in a lump sum. The executive may also receive (i) a special one‑time payment to assist with post‑employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. Each agreement also contains a non‑competition and non‑solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months following termination. An executive may be required to sign a general release of claims against the Company as a condition to receive the payments and benefits described above. See Potential Payments Upon Termination or Change in Control below for details. In connection with Mr. Fisher’s promotion to Chief Executive Officer, his severance agreement was superseded by his appointment letter agreement.
Agreement with Mr. Martens. Mr. Martens and the Company entered into a separation agreement related to Mr. Marten’s separation from service on April 20, 2015, which generally provided for a lump sum severance payment and continuation of group term life insurance coverage for twelve months. The terms of Mr. Martens’ agreement were disclosed in a Form 8‑K filing with the Securities and Exchange Commission on April 29, 2015.

Agreement with Mr. Pohl. On November 4, 2015, the Company entered into a compensation arrangement with Mr. Pohl, under which he is eligible for a cash bonus payment in respect of his appointment as Interim Chief Financial Officer, in an amount between $30,000 and $60,000 for up to three months of service, or between $60,000 and $120,000 for up to six months of service. The actual payment amount will be based on the length of Mr. Pohl’s service in the role and his performance in managing the role.
Compensation Risk Assessment
In fiscal 2016, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:

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
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2016.
The foregoing report is provided by the following directors, who constitute the Committee:
Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table
The table below sets forth information regarding compensation for our named executive officers for fiscal 2016 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars as adjusted by the March 31, 2016 exchange rate.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (A)	Stock Awards ($) (A)	Option Awards ($) (B)	Non-Equity Incentive Plan Compensation ($) (C)	All Other Compensation ($) (D)	Total ($)

Steven Fisher, President and Chief Executive Officer	2016	676,128	350,000	500,000	2,000,000	1,007,822	204,512	4,738,462
	2015	545,607	—	170,000	680,000	577,545	195,925	2,169,077
	2014	513,427	—	170,000	680,000	517,902	863,371	2,744,700

Steven E. Pohl, Interim Chief Financial Officer	2016	332,899	110,000	36,000	144,000	180,074	146,693	949,666

Erwin Mayr, Senior Vice President and President of Novelis Europe	2016	541,067	—	140,000	560,000	479,005	379,864	2,099,936
	2015	515,608	—	124,000	496,000	434,516	279,309	1,849,433
	2014	563,434	—	72,100	288,400	391,170	1,148,060	2,463,164

Marco Palmieri, Senior Vice President and President of Novelis North America	2016	602,945	—	140,000	560,000	303,027	884,129	2,490,101
	2015	560,961	—	130,000	520,000	291,260	885,784	2,388,005
	2014	512,383	—	123,600	494,400	372,152	614,310	2,116,845

Leslie Parrette, Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary	2016	534,185	—	140,000	560,000	505,026	178,893	1,918,104
	2015	518,626	—	120,000	480,000	393,298	176,710	1,688,634

Philip Martens, Former President and Chief Executive Officer	2016	84,801	—	—	—	—	5,157,597	5,242,398
	2015	1,036,539	—	900,000	3,600,000	1,678,950	1,367,708	8,583,197
	2014	960,577	—	800,000	3,200,000	1,461,600	4,841,762	11,263,939

(A)	These are discretionary awards for Messrs. Fisher and Pohl described previously under Employee-Related Agreements.

(B)	These awards are granted under the 2016 LTIP. Please see the Grants of Plan-Based Awards in Fiscal 2016 table for more information.

(C)	This amount reflects the cash award earned under the 2016 AIP.

(D)
The amounts shown in the All Other Compensation Column reflect the values from the table below, except for Mr. Martens. Mr. Martens' amount is in connection with this separation agreement. The terms of Mr. Martens' separation agreement and the amount payable thereunder are described in a current report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015, plus the following items: prorated flex allowance ($4,615), executive life insurance ($2,844), Company contributions to defined contribution plans ($2,156) and earned, but unused, vacation at the time of his separation ($76,731).

Name	Company Contribution to Defined Contribution Plans and Nonqualified Plans ($)		Group Life Insurance ($) (d)	Retention Payments ($) (e)	Relocation, Assignee and Housing Related Payments ($)		Other Perquisites and Personal Benefits ($)		Total ($)

Steven Fisher	119,099	(a)	2,133	25,000	—		58,280	(h)	204,512
Steven Pohl	47,093	(a)	—	62,000	—		37,600	(i)	146,693
Erwin Mayr	104,540	(b)	1,545	57,838	205,912	(f)	10,029	(j)	379,864
Marco Palmieri	3,418	(c)	1,750	55,000	823,461	(g)	500	(k)	884,129
Leslie Parrette	88,111	(a)	1,532	41,250	—		48,000	(l)	178,893

(a) This amount represents the Company’s contribution to our U.S. qualified and non‑qualified defined contribution plans. See the Non‑Qualified Deferred Compensation table below for more information.

(b) This amount represents the Company’s contribution to our Swiss defined contribution plan (Novelis Pensionskasse) and our Swiss supplemental defined contribution plan (Novelis Zusatzkasse).

(c) This amount represents the Company’s contribution to our Brazilian defined contribution plan.

(d) This amount represents additional Company‑paid life insurance for named executive officers beyond the regular employee coverage.

(e) These amounts represents payments pursuant to retention agreements as previously described under Employee Related Agreements.

(f) This amount represents tax payments related to Mr. Mayr’s previous foreign assignment.

(g) This amount includes $76,520 for housing allowance and related costs, $58,458 goods and services adjustment, $20,404 home leave, $11,377 for services related to the executive’s global assignment, and $656,702 related to tax payments for foreign assignment.

(h) This amount includes $56,154 flex allowance and $2,126 executive physical.

(i) This amount includes $35,000 flex allowance and $2,600 executive physical.

(j) This amount represents Mr. Mayr’s automobile lease.

(k) This amount represents the imputed value of tax preparation.

(l) This amount represents Mr. Parrette’s flex allowance.

Grants of Plan-Based Awards in Fiscal 2016
The table below sets forth information regarding grants of plan-based awards made to our named executive officers for the year ended March 31, 2016.

Name	Date of Award	Estimated Future Payout Under Non-Equity Incentive Plan Awards (A)			All Other Stock Awards: Number of Shares of Stock or Units (#) (B)	All Other Option Awards: Number of Securities Underlying Options (#) (C)		Exercise or Base Price of Option Awards ($/Sh)	Value of Stock and Option Awards (D)
		Threshold ($)	Target ($)	Maximum ($)			Award Type
Steven Fisher	5/7/2015	363,375	712,500	1,425,000	—	—	—	—	—
	5/7/2015	—	—	—	90,462	—	Hindalco RSU	—	190,000
	5/7/2015	—	—	—	—	315,196	Hindalco SAR	2.10	285,000
	5/7/2015	—	—	—	—	30,286	Novelis SAR	65.35	475,000
	10/1/2015	—	—	—	285,356	—	Hindalco RSU	—	310,000
	10/1/2015	—	—	—	—	994,270	Hindalco SAR	1.09	465,000
	10/1/2015	—	—	—	—	49,414	Novelis SAR	65.35	775,000

Steven Pohl	5/7/2015	68,535	134,383	268,766	—	—	—	—	—
	5/7/2015	—	—	—	17,141	—	Hindalco RSU	0	36,000
	5/7/2015	—	—	—	—	59,722	Hindalco SAR	2.10	54,000
	5/7/2015	—	—	—	—	5,739	Novelis SAR	65.35	90,000

Leslie Parrette	5/7/2015	192,211	376,885	753,770	—	—	—	—	—
	5/7/2015	—	—	—	66,656	—	Hindalco RSU	—	140,000
	5/7/2015	—	—	—	—	232,250	Hindalco SAR	2.10	210,000
	5/7/2015	—	—	—	—	22,316	Novelis SAR	65.35	350,000

Erwin Mayr	5/7/2015	185,070	362,883	752,766	—	—	—	—	—
	5/7/2015	—	—	—	66,656		HIndalco RSU		140,000
	5/7/2015	—	—	—	—	232,250	Hindalco SAR	2.10	210,000
	5/7/2015	—	—	—	—	22,316	Novelis SAR	65.35	350,000

Marco Palmieri	5/7/2015	115,331	226,140	452,280	—	—	—	—	—
	5/7/2015	—	—	—	66,656		Hindalco RSU		140,000
	5/7/2015	—	—	—	—	232,250	Hindalco SAR	2.10	210,000
	5/7/2015	—	—	—	—	22,316	Novelis SAR	65.35	350,000

(A)
These amounts reflect potential cash awards under our 2016 AIP. The financial performance metrics for fiscal 2016 are: (1) “EBTIDA”, which refers to our Adjusted EBITDA and is calculated by removing the following items from Operating EBITDA (the equivalent to “Segment Income” as reported in our external U.S. GAAP financial statements): i) the impact from timing differences in the pass‑through of metal price changes to our customers, net of realized derivative instruments; and ii) the impact from re‑measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments and (2) “Cash Flow”, which refers to our operating free cash flow and is calculated by removing the following items from “Free cash flow” (as defined in the “Liquidity and Capital Resources” section of this 10‑K): i) the impact from timing differences in the pass‑through of metal price changes to our customers, net of realized derivative instruments; and ii) the impact of fourth quarter variations in metal prices (LME and local market premiums) from the Plan. See the Summary Compensation Table for actual results.

(B)
These amounts represent the number of Hindalco RSUs granted under the 2016 LTIP and were calculated using a value of $2.10 on May 7, 2015 and $1.09 on October 1, 2015. See discussion of Long-Term Incentives above.

(C)
The number of SARs awarded were calculated using a Black‑Scholes value of $0.90 on May 7, 2015 and $0.47on October 1, 2015 per Hindalco SAR and $15.68 on both May 7, 2015 and October 1, 2015 per Novelis SAR.

(D)
As outlined under the Key Elements of Our Compensation Program above, SARs awarded under our 2016 LTIP are divided into four equal tranches and vest at a rate of 25% per year, subject to satisfaction of a threshold performance hurdle being met for the year. The performance hurdle for each tranche is determined prior to the start of each applicable vesting year. Therefore, for purposes of ASC 718, each tranche has a separate grant date, and the Company’s financials have been prepared consistent with ASC 718. For purposes of this table and the Summary Compensation Table, the amounts shown for SARs and RSUs represent intended target values of long‑term incentive awards authorized by the Committee on the date the awards were authorized and subsequently communicated to the executives

Outstanding Equity Awards as of March 31, 2016

	Novelis Options				Hindalco Options					Hindalco RSUs
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable		Option Exercise Price ($)	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)		Option Expiration Date for Both Novelis and Hindalco Options	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Fisher	—	30,286	(A)	65.35	—	315,196	2.10	(A)	May 7, 2022	90,462	(A)	93,653
	—	49,414	(A)	65.35	—	994,270	1.09	(A)	May 7, 2022	285,356	(A)	288,911
	4,521	13,560	(B)	94.40	58,521	175,563	2.43	(B)	May 13, 2021	69,960	(B)	77,503
	7,865	7,685	(C)	91.87	151,442	151,443	1.91	(C)	May 13, 2020	88,967	(C)	107,621
	5,401	2,208	(D)	101.81	166,609	68,114	1.98	(D)	May 22, 2019	—		—
	1,989	—	(E)	73.55	83,644	—	4.28	(E)	May 20, 2018	—		—
	—	—			95,526	—	3.13	(F)	May 25, 2017	—		—

Pohl	—	5,739	(A)	65.35	—	59,722	2.10	(A)	May 7, 2022	17,141	(A)	17,746
	797	2,394	(B)	94.40	10,328	30,981	2.43	(B)	May 13, 2021	12,346	(B)	13,677
	710	1,420	(C)	91.87	13,983	27,966	1.91	(C)	May 13, 2020	16,429	(C)	19,874
	832	340	(D)	101.81	8,606	10,482	1.98	(D)	May 22, 2019	—		—
	337	—	(E)	73.55	14,166	—	4.28	(E)	May 20. 2018	—		—
	—	—			14,330	—	3.13	(F)	May 25, 2017	—		—

Mayr	—	22,316	(A)	65.35	—	232,250	2.10	(A)	May 7, 2022	66,656	(A)	69,007
	3,298	9,891	(B)	94.40	42,686	128,058	2.43	(B)	May 13, 2021	51,030	(B)	56,532
	1,630	6,259	(C)	91.87	64,230	64,230	1.91	(C)	May 13, 2020	37,733	(C)	45,645
	2,290	936	(D)	101.81	70,663	28,889	1.98	(D)	May 22, 2019	—		—
	928	—	(E)	73.55	39,035	—	4.28	(E)	May 20. 2018	—		—
	—	—			49,624	—	3.13	(F)	May 25, 2017	—		—
	—	—			96,930	—	1.79	(G)	June 25, 2017	—		—

Palmieri	—	22,316	(A)	65.35	—	232,250	2.10	(A)	May 7, 2022	66,656	(A)	69,007
	3,456	10,371	(B)	94.40	44,752	134,253	2.43	(B)	May 13, 2021	53,499	(B)	59,267
	2,794	5,588	(C)	91.87	55,054	110,108	1.91	(C)	May 13, 2020	64,684	(C)	78,246
	2,290	936	(D)	101.81	23,718	28,889	1.98	(D)	May 22, 2019	—		—
	1,547	—	(E)	73.55	15,990	—	2.57	(E)	May 20, 2018	—		—

Parrette	—	22,316	(A)	65.35	—	232,250	2.10	(A)	May 7. 2022	17,141	(A)	17,746
	3,190	9,573	(B)	94.40	41,309	123,927	2.43	(B)	May 13, 2021	12,346	(B)	13,677
	5,424	5,425	(C)	91.87	109,600	106,900	1.91	(C)	May 13, 2020	16,429	(C)	19,874
	3,812	1,558	(D)	101.81	117,607	48,081	1.98	(D)	May 22, 2019	—		—
	3,216	—	(E)	73.55	66,914	—	4.28	(E)	May 20. 2018	—		—
	1,072	—	(F)	63.23	54,587	—	3.13	(F)	May 25, 2017	—		—
	—	—			92,611	—	1.79	(G)	June 25, 2017	—		—

(A)
These awards were granted pursuant to our 2016 LTIP. The SARs vest over four years (25% per anniversary year) commencing May 7, 2015, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

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

(E)
These awards were granted pursuant to our 2012 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing May 20, 2011, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant

(F)
These awards were granted pursuant to our 2011 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing May 25, 2010, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

(G)
These awards were granted pursuant to our 2010 LTIP (as amended by the amendment adopted on May 13, 2013). The SARs vest over four years (25% per anniversary year) commencing June 25, 2009, and are subject to satisfaction of a predetermined normalized EBITDA performance hurdle. RSUs vest on the third anniversary of the date of grant.

Option Exercises and Stock Vested in Fiscal Year 2016
The table below sets forth the information regarding stock options that were exercised during fiscal 2016 and stock awards that vested and were paid out during fiscal 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise, but Settled in Cash	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting, but Settled in Cash	Value Realized on Vesting ($)
Steven Fisher	3,906	100,800	85,842	213,712
Steven Pohl	—	—	13,210	32,887
Erwin Mayr	3,552	54,260	36,407	90,639
Marco Palmieri	—	—	36,407	90,639
Les Parrette	—	—	60,594	150,856
Philip Martens	1,017,693	813,433	773,394	1,916,990

Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2016. The plan is an unfunded, non‑qualified defined contribution plan for U.S. based executives. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre‑tax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax‑qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible executives with Company non‑elective and matching contribution credits which they are restricted from receiving under the tax‑qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($) (A)	Aggregate Earnings in Last Fiscal Year ($) (A)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($) (B)
Steven Fisher	288,773	89,553	(20,161)	—	893,644
Steven Pohl	—	21,669	(815)	—	74,103
Leslie Parette	—	62,592	(2,519)	—	317,513
Philip Martens	—	204,250	24,980	—	1,314,897

(A)	Registrant contributions, but not Earnings, are included in the Summary Compensation Table above.

(B)	Of the balance at the end of the fiscal year, $337,250 for Mr. Fisher, $67,678 for Mr. Pohl, $282,853 for Mr. Parrette and $760,019 for Mr. Martens represents cumulative Company contributions.

Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, on March 31, 2016, upon voluntary termination or involuntary termination of employment without cause and were adjusted by the March 31, 2016 Swiss and Brazilian exchange rates for Messrs. Mayr and Palmieri, respectively. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular retirement plan benefits under our defined contribution plans; or normal retirement, death or disability benefits. See Employment‑Related Agreements above for a discussion of the change in control, severance compensation and retention agreements for our named executive officers and any restrictive covenants contained therein.
As noted above, Mr. Martens separated from the Company on April 20, 2015. The terms of Mr. Martens’ separation agreement and the amount payable thereunder are described on Form 8-K filed with the Securities and Exchange Commission on April 29, 2015.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination Without Cause ($) (C) (D) (J)	Termination Without Cause or by Executive for Good Reason in Connection with Change in Control ($) (E) (F)	Death or Disability($)
Steven Fisher	Short-Term Incentive Payment (A)	712,500	712,500	712,500	712,500
	Long-Term Incentive Plan (B)	—	255,275	567,688	255,275
	Severance	—	2,925,000	2,925,000	—
	Retirement plans	—	25,175	25,175	—
	Lump sum cash payment for continuation of health coverage (G)	—	30,695	30,695	—
	Continued group life insurance coverage (H)	—	6,399	6,399	—

	Total	712,500	3,955,044	4,267,457	967,775
Steven Pohl	Short-Term Incentive Payment (A)	134,383	134,383	134,383	134,383
	Long-Term Incentive Plan (B)	—	32,059	51,296	32,059
	Severance	—	251,969	251,969	—
	Retirement plans	—	—	—	—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—	—
	Continued group life insurance coverage (H)	—	—	—	—
	Total	134,383	418,411	437,648	166,442
Erwin Mayr	Short-Term Incentive Payment (A)	362,883	362,883	362,883	362,883
	Long-Term Incentive Plan (B)	—	96,825	171,184	96,825
	Severance	—	837,422	1,842,329	—
	Retirement plans	—	104,540	104,540	—
	Lump sum cash payment for continuation of health coverage (G)	—	—	—	—
	Continued group life insurance coverage (H)	—	1,545	1,545	—
	Total	362,883	1,403,215	2,482,481	459,708
Marco Palmieri	Short-Term Incentive Payment (A)	226,140	226,140	226,140	226,140
	Long-Term Incentive Plan (B)	—	129,288	206,521	129,288
	Severance	—	521,861	1,148,095	—
	Retirement plans	—	41,014	41,014	—
	Lump sum cash payment for continuation of health coverage (G)	—	20,060	20,060	—
	Continued group life insurance coverage (H)	—	3,228	3,228	—
	Total	226,140	941,591	1,645,058	355,428
Les Parrette	Short-Term Incentive Payment (A)	376,885	376,885	376,885	376,885
	Long-Term Incentive Plan (B)	2,273	126,624	201,956	126,624
	Severance	—	807,611	1,830,584	—
	Retirement plans	—	25,175	25,175	—
	Lump sum cash payment for continuation of health coverage (G)	—	9,216	9,216	—
	Continued group life insurance coverage (H)	—	4,598	4,598	—
	Total	379,158	1,350,109	2,448,414	503,509

(A)	These amounts represent 100% of the executive's target AIP opportunity for the fiscal year.

(B)	These amounts reflect the estimated value of the vested SARs and RSUs granted pursuant to our long term incentive plans.

(C)
These amounts would be paid pursuant to the executive’s severance compensation agreement (or appointment letter agreement in the case of Mr. Fisher). Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year. Mr. Pohl does not have a severance agreement and would be covered under a broad-based severance program.

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

(H)
This amount represents the estimate value of one additional year of coverage under our group and executive life insurance plans (except for Mr. Pohl who would be covered under a broad-based severance program).

(I)	In the event of a Termination for Cause, all vested and unvested AIP and LTIP awards will be forfeited.

Director Compensation for Fiscal 2016
The Chairman of our board of directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees are ordinarily paid in quarterly installments.

Since July 2008, our Chairman, Mr. Birla has declined to receive the director compensation to which he is entitled. All directors continue to receive reimbursement for out‑of‑pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our non‑employee directors for fiscal 2016.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	175,000
Satish Pai	150,000

Compensation Committee Interlocks and Insider Participation
In fiscal 2016, only Independent Directors served on the Committee. Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala and Mr. Satish Pai. During fiscal 2016, none of our executive officers served as:
•a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Committee;
•a director of another entity, one of whose executive officers served on our Committee; or
•a member of the Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors.

Fiscal Year 2017 Incentive Compensation Plans
On May 5, 2016, our board of directors approved our fiscal 2017 annual incentive plan (2017 Executive AIP) and a long term incentive plan covering fiscal years 2017 through 2019 (2017 Executive LTIP). The target amounts for each plan for our named executive officers are as follows:

Executive	2017 Executive AIP Target (as % of base salary)	2017 Executive LTIP Target Awarded May 5, 2016 ($)
Steven Fisher	110	2,800,000
Steven Pohl	60	300,000
Erwin Mayr	65	700,000
Marco Palmieri	65	700,000
Leslie Parrette	70	700,000

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
We have entered into various transactions with our parent company, Hindalco, and its affiliates for the sale of products and services of less than $1 million in the aggregate and purchases of $5 million. These transactions are not material individually or in the aggregate. Because of the relationship four of our directors have with Hindalco, we consider these sales to be related party transactions.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2016 and 2015:

	March 31,
	2016	2015
Audit fees (1)	$6,292,273	$8,602,583
Audit-Related Fees (2)	235,235	50,000
Tax Fees (3)	70,004	131,137
All Other Fees (4)	52,029	71,541
Total	$6,649,541	$8,855,261

(1)
Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)
Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In the fiscal year ended March 31, 2016, this fee includes consultations on accounting and disclosure matters as well as a quality assurance assessment of certain ERP functionalities. In the fiscal year ended March 31, 2015, this fee included consultations on accounting and disclosure matters. Note that the nature of such advice did not result in the principal auditor firm acting in a management function or providing services that were considered book-keeping in nature.

(3)
Represent fees for services related to transfer pricing studies. In the fiscal year ended March 31, 2015, this fee included fees for services related to transfer pricing studies and international tax consulting services.

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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

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

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.3
Amendment No. 1 to Credit Agreement, dated as of March 10, 2011, among Novelis Inc., as borrower, AV Metals Inc., as holdings, and the other loan parties party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and UBS Securities LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2011 (File No. 001-32312))

10.4
Amendment No. 2 to Credit Facility, dated as of October 12, 2012, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 6, 2012 (File No. 001-32312))

10.5
Amendment No. 3 to Credit Facility, dated as of March 5, 2013, by and among Novelis Inc., AV Metals, Inc., the Subsidiary Guarantors Party thereto, Novelis Italia S.P.A. and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.6
Intercreditor Agreement dated as of December 17, 2010 by and among Novelis Inc., Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, Novelis UK Limited, AV Metals Inc., and the subsidiary guarantors party thereto, as grantors, Bank of America, N.A., as revolving credit administrative agent, revolving credit collateral agent, Term Loan administrative agent, and Term Loan collateral agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.7
Security Agreement made by Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.12
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.13
Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.14
Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.15**
Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011(incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.16*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.17*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.18*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.20*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.21*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.22*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.23*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.24*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.25*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.26*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.27*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan

10.28*	Novelis Inc. Fiscal Year 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.29*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.30*	Novelis Inc. Fiscal Year 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.31*	Novelis Inc. Fiscal Year 2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.32*	Novelis Inc. Fiscal Year 2017 Executive Annual Incentive Plan

10.33*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.34*
Employment Agreement between Philip Martens and Novelis Inc., dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.35*
Retention Agreement between Novelis Inc. and Philip Martens, dated as of May 13, 2013 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.36*
Separation and Release Agreement between Novelis Inc. and Philip Martens, dated April 23, 2015 ((incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.37*
Employment Agreement between Novelis Inc. and Steven Fisher (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.38*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.39*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.40*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.41*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.42*
Employment Agreement between Novelis Inc. and Leslie J. Parrette, Jr., dated September 21, 2009 ((incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.43*	Retention Award Letter to Steven Fisher, dated July 1, 2014 ((incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.44*	Retention Award Letter to Marco Palmieri, dated July 1, 2014 ((incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.45*	Retention Award Letter to Erwin Mayr, dated July 1, 2014 ((incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.46*	Retention Award Letter to Leslie J. Parrette, dated July 1, 2014 ((incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.47*	Retention Award Letter to Marco Palmieri, dated June 2015

10.48*	Retention Award Letter to Erwin Mayr, dated June 2015

10.49*	Retention Award Letter to Leslie J. Parrette, Jr. dated June 2015

10.50*	Recognition Award Letter to Steven E. Pohl, dated June 18, 2015

10.51*	Retention Award Letter to Steven E. Pohl dated June 2015

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer

Date: May 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date May 10, 2016
Steven Fisher

/s/ Steven E. Pohl	(Principal Financial Officer)	Date May 10, 2016
Steven E. Pohl

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date May 10, 2016
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date May 10, 2016
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date May 10, 2016
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date May 10, 2016
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date May 10, 2016
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date May 10, 2016
Donald A. Stewart

/s/ Satish Pai	(Director)	Date May 10, 2016
Satish Pai

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

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

4.6
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.7
Supplemental Indenture, relating to the 8.75% Senior Notes due 2017, among the Company, the guarantor named on the signature page thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of December 7, 2011 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

4.8
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.20 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.9
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Delaware LLC, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.21 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.10
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.22 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.11
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., 8018243 Canada Limited, and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of March 27, 2012 (incorporated by reference into Exhibit 4.23 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

4.12
Supplemental Indenture, relating to the 8.75% Senior Notes due 2020, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

4.13
Supplemental Indenture, relating to the 8.375% Senior Notes due 2017, among Novelis Inc., Novelis Sheet Ingot GmbH and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of August 8, 2012 (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012 (File No. 001-32312))

10.1
$800 million asset-based lending credit facility dated as of December 17, 2010 among Novelis Inc., as Parent Borrower, Novelis Corporation, Novelis PAE Corporation, Novelis Brand LLC, Novelis South America Holdings LLC, Aluminum Upstream Holdings LLC, as U.S. Borrowers, Novelis UK Limited, AV Metals Inc., and the other loan parties from time to time party thereto, the lenders from time to time party thereto, the Collateral Agent, Bank of America, N.A., as Issuing Bank, U.S. Swingline Lender and Administrative Agent, The Royal Bank of Scotland plc, as European Swingline Lender, and the other parties from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.2
$1.5 billion term loan facility dated as of December 17, 2010 among Novelis Inc., as Borrower, AV Metals Inc., as Holdings, and the other guarantors party thereto, with the lenders party thereto, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A., The Royal Bank of Scotland PLC and UBS AG, Stamford Branch, as co-documentation agents, and Merrill Lynch, Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities LLC, as joint lead arrangers and Merrill Lynch, Pierce, Fenner and Smith Incorporated, J.P. Morgan Securities LLC, Citigroup Global Markets Inc., RBS Securities Inc. and UBS Securities LLC, as joint bookrunners (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 8, 2011 (File No. 001-32312))

10.8
Security Agreement made by Novelis Inc., as the Borrower and the guarantors from time to time party thereto in favor of Bank of America, N.A., as collateral agent dated as of December 17, 2010 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on February 8, 2011) (File No. 001-32312))

10.9
$225 million Increase Joinder Agreement dated as of December 7, 2011 among Novelis, Inc., AV Metals Inc. The Third Party Security Providers named therein and Bank of America, N.A., as Administrative Agent under the Credit Agreements (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 8, 2012 (File No. 001-32312))

10.10
Increase Joinder Agreement, dated as of October 12, 2012, by and among Novelis Inc., AV Metals Inc., the Subsidiary Guarantors party thereto, Bank of America, N.A., as Administrative Agent and the Lenders Signatory thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report filed on November 6, 2012 (File No. 001-32312))

10.11
Amended and Restated Credit Agreement dated as of May 13, 2013 among Novelis Inc. and subsidiary borrowers party thereto, guarantors party thereto, Wells Fargo as Administrative Agent and the Lenders signatory thereto (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.12
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.13
Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.14
Supplemental Indenture, dated as of July 30, 2013, among Novelis MEA Ltd, Novelis Inc., and The Bank of New York Mellon Trust Company N.A., as Trustee (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.15**
Metal Supply Agreement between Novelis Inc., as Purchaser, and Rio Tinto Alcan Inc., as Supplier, for the supply of sheet ingot in North America, dated October 26, 2011(incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.16*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.17*
Form of Indemnity Agreement between Novelis Inc. and certain executive officers dated as of June 27, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2007 (File No. 001-32312))

10.18*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.19*	Form of Change in Control Agreement between Novelis Inc. and certain executive officers

10.20*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.21*	Novelis 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 26, 2011 (File No. 001-32312))

10.22*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.23*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.24*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.25*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.26*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.27*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan

10.28*	Novelis Inc. Fiscal Year 2013 Annual Incentive Plan (incorporated by reference into Exhibit 10.2 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.29*	Novelis Inc. Fiscal Year 2014 Annual Incentive Plan (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.30*	Novelis Inc. Fiscal Year 2015 Annual Incentive Plan (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.31*	Novelis Inc. Fiscal Year 2016 Annual Incentive Plan (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.32*	Novelis Inc. Fiscal Year 2017 Executive Annual Incentive Plan

10.33*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.34*
Employment Agreement between Philip Martens and Novelis Inc., dated as of April 11, 2009 (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed on June 29, 2009 (File No. 001-32312))

10.35*
Retention Agreement between Novelis Inc. and Philip Martens, dated as of May 13, 2013 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.36*
Separation and Release Agreement between Novelis Inc. and Philip Martens, dated April 23, 2015 ((incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.37*
Employment Agreement between Novelis Inc. and Steven Fisher (incorporated by reference to our Current Report on Form 8-K filed on May 21, 2007 and our Current Report on Form 8-K/A filed on August 15, 2007 (File No. 001-32312))

10.38*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.39*
Employment Agreement between Novelis Inc. and Erwin Mayr, dated as of September 17, 2009 (incorporated by reference in Exhibit 10.29 of our Annual Report on Form 10-K filed May 26, 2011) File No. 001-32312))

10.40*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.41*
Employment Agreement between Novelis Inc. and Shashi Maudgal dated February 23, 2012 ((incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.42*
Employment Agreement between Novelis Inc. and Leslie J. Parrette, dated September 21, 2009 ((incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.43*	Retention Award Letter to Steven Fisher, dated July 1, 2014 ((incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.44*	Retention Award Letter to Marco Palmieri, dated July 1, 2014 ((incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.45*	Retention Award Letter to Erwin Mayr, dated July 1, 2014 ((incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.46*	Retention Award Letter to Leslie J. Parrette, dated July 1, 2014 ((incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.47*	Retention Award Letter to Marco Palmieri, dated June 2015

10.48*	Retention Award Letter to Erwin Mayr, dated June 2015

10.49*	Retention Award Letter to Leslie J. Parrette, Jr., dated June 2015

10.50*	Recognition Award Letter to Steven E. Pohl, dated June 18, 2015

10.51*	Retention Award Letter to Steven E. Pohl, dated June 2015

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.