Form 10-Q
period 2016-06-30
Novelis Inc.
filed 2016-08-05
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2016, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2016	2015
Net sales	$2,296	$2,634
Cost of goods sold (exclusive of depreciation and amortization)	1,930	2,400
Selling, general and administrative expenses	92	100
Depreciation and amortization	89	87
Interest expense and amortization of debt issuance costs	83	80
Research and development expenses	13	13
Gain on assets held for sale	(1)	—
Loss on extinguishment of debt	—	13
Restructuring and impairment, net	2	15
Equity in net loss of non-consolidated affiliates	—	1
Other expense (income), net	28	(30)
	2,236	2,679
Income (loss) before income taxes	60	(45)
Income tax provision	36	15
Net income (loss)	24	(60)
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to our common shareholder	$24	$(60)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	Three Months Ended June 30,
	2016	2015
Net income (loss)	$24	$(60)
Other comprehensive (loss) income:
Currency translation adjustment	(53)	42
Net change in fair value of effective portion of cash flow hedges	(11)	38
Net change in pension and other benefits	20	(9)
Other comprehensive (loss) income before income tax effect	(44)	71
Income tax provision related to items of other comprehensive (loss) income	1	6
Other comprehensive (loss) income, net of tax	(45)	65
Comprehensive (loss) income	(21)	5
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	(2)
Comprehensive (loss) income attributable to our common shareholder	$(21)	$7

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$457	$556
Accounts receivable, net
— third parties (net of uncollectible accounts of $4 as of June 30, 2016 and $3 as of March 31, 2016)	998	956
— related parties	57	59
Inventories	1,224	1,180
Prepaid expenses and other current assets	130	127
Fair value of derivative instruments	131	88
Assets held for sale	4	5
Total current assets	3,001	2,971
Property, plant and equipment, net	3,437	3,506
Goodwill	607	607
Intangible assets, net	505	523
Investment in and advances to non–consolidated affiliate	475	488
Deferred income tax assets	93	87
Other long–term assets
— third parties	89	82
— related parties	14	16
Total assets	$8,221	$8,280
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$48	$47
Short–term borrowings	630	579
Accounts payable
— third parties	1,447	1,506
— related parties	47	48
Fair value of derivative instruments	142	85
Accrued expenses and other current liabilities	457	569
Total current liabilities	2,771	2,834
Long–term debt, net of current portion	4,416	4,421
Deferred income tax liabilities	111	89
Accrued postretirement benefits	815	820
Other long–term liabilities	188	175
Total liabilities	8,301	8,339
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2016 and March 31, 2016	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(939)	(963)
Accumulated other comprehensive loss	(545)	(500)
Total deficit of our common shareholder	(80)	(59)
Noncontrolling interests	—	—
Total deficit	(80)	(59)
Total liabilities and deficit	$8,221	$8,280
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$24	$(60)
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	89	87
Gain on unrealized derivatives and other realized derivatives in investing activities, net	—	(32)
Gain on assets held for sale	(1)	—
Loss on sale of assets	4	1
Impairment charges	—	1
Loss on extinguishment of debt	—	13
Deferred income taxes	7	3
Amortization of fair value adjustments, net	3	3
Equity in net loss of non-consolidated affiliates	—	1
Gain on foreign exchange remeasurement of debt	—	(2)
Amortization of debt issuance costs and carrying value adjustments	5	5
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(55)	(130)
Inventories	(59)	(75)
Accounts payable	(39)	(29)
Other current assets	(6)	(15)
Other current liabilities	(100)	(66)
Other noncurrent assets	(8)	12
Other noncurrent liabilities	29	(5)
Net cash used in operating activities	(107)	(288)
INVESTING ACTIVITIES
Capital expenditures	(44)	(129)
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	2	(1)
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	3	(7)
Net cash used in investing activities	(39)	(137)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	87	139
Principal payments of long-term and short-term borrowings	(72)	(68)
Revolving credit facilities and other, net	35	182
Debt issuance costs	—	(10)
Net cash provided by financing activities	50	243
Net decrease in cash and cash equivalents	(96)	(182)
Effect of exchange rate changes on cash	(3)	10
Cash and cash equivalents — beginning of period	556	628
Cash and cash equivalents — end of period	$457	$456

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (unaudited)
(in millions, except number of shares)

	Deficit of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Deficit
	Shares	Amount
Balance as of March 31, 2016	1,000	$—	$1,404	$(963)	$(500)	$—	$(59)
Net income attributable to our common shareholder	—	—	—	24	—	—	24
Currency translation adjustment included in AOCI	—	—	—	—	(52)	(1)	(53)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $4 million included in AOCI	—	—	—	—	(7)	—	(7)
Change in pension and other benefits, net of tax provision of $5 million included in AOCI	—	—	—	—	14	1	15
Balance as of June 30, 2016	1,000	$—	$1,404	$(939)	$(545)	$—	$(80)
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food cans and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used beverage cans and post-industrial aluminum, such as class scrap. As of June 30, 2016, we had manufacturing operations in eleven countries on four continents: North America, South America, Asia and Europe, through 25 operating facilities, including recycling operations in eleven of these plants.
The March 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year-ended March 31, 2016 filed with the United States Securities and Exchange Commission (SEC) on May 10, 2016. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated "Net income (loss) attributable to our common shareholder" includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non-consolidated affiliates" and "Equity in net loss of non-consolidated affiliates."
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Adopted Accounting Standards
Effective for the first quarter fiscal 2017, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2015-02, Consolidations (Topic 810): Amendments to the Consolidations Analysis. The amendment (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  There was no impact upon adoption.
Effective for the first quarter of fiscal 2017, we adopted FASB ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The impact of the adoption was a decrease in “Other long-term assets” and “Long-term debt, net of current portion” in the condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016 of $27 million and $30 million, respectively. We made the policy election to continue to present debt issuance costs related to lines of credit as an asset.
Effective for the first quarter of fiscal 2017, we adopted the FASB ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which removes the requirement to measure inventory at the lower of cost or market whereas market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin, and requires an entity to measure inventory at the lower of cost or net realizable value. There was no impact upon adoption.
We early adopted as of March 31, 2016 and on a prospective basis, ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which required all deferred taxes and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet.
Effective for fiscal year 2017, we adopted ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. We will apply the amendments retrospectively to all periods presented. Early adoption is permitted. Adoption of this standard may impact the presentation of certain pension plan assets in our postretirement benefit plans footnote disclosure on Form 10-K for the year ended March 31, 2017.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which provides an optional one-year deferral of the effective date. Subsequent to these amendments, further clarifying amendments have been issued. We are currently evaluating the impact of the standard on our consolidated financial position and results of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through "leases") to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the three months ended June 30, 2016 and 2015 was $2 million and $15 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2016	$27
-Provisions	2
-Reversal of expense	—
Expenses, net	2	$—	$2	$—	$2
Cash payments	(4)
Foreign currency (C)	2
Balance as of June 30, 2016	$27

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of June 30, 2016, $21 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $6 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of June 30, 2016, there was no restructuring liability for the North America segment, $1 million for the Asia segment, and $2 million for the Corporate office. There was also $1 million in payments for the Asia segment during the three months ended June 30, 2016. The other regional restructuring activities are described in more detail on the subsequent pages.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe
The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2016	2016	2015
Restructuring charges - Europe
Corporate Restructuring Program
Severance	1	4	46
Total restructuring charges - Europe	$1	$4	$46

Restructuring payments - Europe
Severance	$(2)	$(6)
Total restructuring payments - Europe	$(2)	$(6)
The Company implemented a series of restructuring actions at the global headquarters office and in the Europe region which include staff rationalization activities and the shutdown of facilities to improve our operations in Europe.
As of June 30, 2016, the restructuring liability for the Europe segment was $3 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Three Months Ended June 30,	Year Ended March 31,	Prior to April 1,
	2016	2016	2015
Restructuring charges - South America
Ouro Preto closures
Severance	$—	$2	$19
Asset impairments (A)	—	—	6
Environmental charges	—	(1)	22
Contract termination and other exit related costs	1	2	11

Other past restructuring programs	—	—	21
Total restructuring charges - South America	$1	$3	$79

Restructuring payments - South America
Severance	$(1)	$(2)
Other	—	(3)
Total restructuring payments - South America	$(1)	$(5)
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
As of June 30, 2016, the restructuring liability for the South America segment was $21 million and related to $13 million of environmental charges and $8 million of other contract termination and other exit related costs.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2016	March 31, 2016
Finished goods	$289	$295
Work in process	521	416
Raw materials	264	322
Supplies	150	147
Inventories	$1,224	$1,180

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
We made the decision to sell two hydroelectric power generation facilities in South America, with a net book value of $4 million as of June 30, 2016 and March 31, 2016, which were classified as "Assets held for sale" in our condensed consolidated balance sheets. The contract for the sale of one power plant is subject to final regulatory approval and resolution of certain operating license issues, and the other power plant is in the process of being sold.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil following the closure of our smelter facility on the property. The properties have a net book value of $1 million, which were classified as "Assets held for sale" in our condensed consolidated balance sheet as of March 31, 2016. "Gain on assets held for sale" during the three months ended June 30, 2016 includes a $1 million gain from our sale of these assets.

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

	June 30, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$5	$3
Accounts receivable	38	33
Inventories	56	61
Prepaid expenses and other current assets	2	2
Total current assets	101	99
Property, plant and equipment, net	20	21
Goodwill	12	12
Deferred income taxes	86	84
Other long-term assets	13	8
Total assets	$232	$224
Liabilities
Current liabilities
Accounts payable	$37	$30
Accrued expenses and other current liabilities	13	15
Total current liabilities	50	45
Accrued postretirement benefits	217	214
Other long-term liabilities	3	3
Total liabilities	$270	$262

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

We have a non-consolidated affiliate, Aluminium Norf GmbH (Alunorf), which serves our Europe region with rolling and remelt tolling services. Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with this non-consolidated affiliate, which we classify as related party transactions and balances. We account for this affiliate using the equity method.

The following table summarizes the results of operations of this equity method affiliate, and the nature and amounts of significant transactions we had with our non-consolidated affiliate (in millions). The amounts in the table below are disclosed at 100% of the operating results of this affiliate.

	Three Months Ended June 30,
	2016	2015
Net sales	$121	$117
Costs and expenses related to net sales	120	118
Benefit for taxes on income	(1)	(1)
Net income	$2	$—
Purchases of tolling services from Alunorf	$61	$58

Additionally, we earned less than $1 million of interest income on a loan due from Alunorf.

The following table describes the period-end account balances that we had with Alunorf, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf.

	June 30, 2016	March 31, 2016
Accounts receivable-related parties	$57	$59
Other long-term assets-related parties	$14	$16
Accounts payable-related parties	$47	$48

We have a loan due from Alunorf, which is presented in "Other long-term assets-related parties" during each of the periods in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of June 30, 2016 and March 31, 2016.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2016, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of June 30, 2016, this guarantee totaled $2 million.

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the three months ended June 30, 2016 and 2015, “Net sales” were less than $1 million between Novelis and Hindalco. As of June 30, 2016 and March 31, 2016, there were less than $1 million in "Accounts receivable, net" outstanding related to transactions with Hindalco.

During the three months ended June 30, 2016, Novelis purchased $2 million in raw materials from Hindalco that were fully paid for during the quarter ended June 30, 2016. There were no such comparable purchases in the prior year.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2016					March 31, 2016
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	2.80%	$630	$—		$630	$579	$—		$579
Novelis Inc.
Floating rate Term Loan Facility, due through June 2022	4.00%	1,782	(24)	(B), (E)	1,758	1,787	(25)	(B), (E)	1,762
8.375% Senior Notes, due December 2017	8.375%	1,100	(5)	(E)	1,095	1,100	(6)	(E)	1,094
8.75% Senior Notes, due December 2020	8.75%	1,400	(14)	(E)	1,386	1,400	(15)	(E)	1,385
Capital lease obligations, due through July 2017	3.64%	4	—		4	5	—		5
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 226 billion)	2.66%	194	—		194	195	—		195
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 21 million)	7.50%	22	(1)	(C)	21	23	(1)	(C)	22
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 15 million)	5.94%	5	(1)	(D)	4	5	(1)	(D)	4
Other
Other debt, due through May 2021	4.66%	2	—		2	1	—		1
Total debt		5,139	(45)		5,094	5,095	(48)		5,047
Less: Short-term borrowings		(630)	—		(630)	(579)	—		(579)
Current portion of long term debt		(48)	—		(48)	(47)	—		(47)
Long-term debt, net of current portion		$4,461	$(45)		$4,416	$4,469	$(48)		$4,421

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of June 30, 2016, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 and thereafter. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)
Debt existing at the time of Hindalco's purchase of Novelis was recorded at fair value. In connection with a series of refinancing transactions, a portion of the historical fair value adjustments was allocated to the Term Loan Facility, resulting in carrying value adjustments on this debt obligation. The unamortized carrying value also includes issuance discounts from subsequent refinancings. Additionally, the unamortized carrying value includes unamortized debt issuance costs.

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

(E)
As of June 30, 2016, we adopted ASU 2015-03 related to the presentation of debt issuance costs. For additional information, see Recently Adopted Accounting Standards within Note 1 - Business and Summary of Significant Accounting Policies.

Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of June 30, 2016 for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2016	Amount
Short-term borrowings and current portion of long-term debt due within one year	$678
2 years	1,203
3 years	124
4 years	22
5 years	1,421
Thereafter	1,691
Total	$5,139
Senior Secured Credit Facilities
     As of June 30, 2016, the senior secured credit facilities consisted of (i) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility), (ii) a $1.2 billion five-year asset based loan facility (ABL Revolver) and (iii) a $150 million subordinated secured lien revolving facility (Subordinated Lien Revolver). As of June 30, 2016, $18 million of the Term Loan Facility is due within one year.
In June 2015, we entered into the Subordinated Lien Revolver with a maturity date of September 10, 2016. In June 2016, we amended the Subordinated Lien Revolver to downsize the facility to$150 million and extend the maturity date to October 30, 2016. The interest rate for a loan under the Subordinated Lien Revolver is either equal to (i) a prime rate plus a spread of 2.5% or 2.25% depending on the total net leverage ratio then in effect or (ii) the higher of LIBOR and 0.75% plus a spread of 3.50% or 3.25% depending on the total net leverage ratio then in effect. As of June 30, 2016, the Subordinated Lien Revolver requires us to maintain a secured net leverage ratio of 4 to 1. Pursuant to the terms of the Term Loan Facility, such secured net leverage maintenance covenant will automatically apply to the Term Loan Facility as well for so long as the Subordinated Lien Revolver is in effect. The Subordinated Lien Revolver was subsequently extinguished in July 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In June 2015, we entered into a Refinancing Amendment Agreement with respect to our Term Loan Facility. The Amendment increases the principal amount of the Term Loan Facility from $1.7 billion to $1.8 billion and extends the final maturity from December 17, 2017 to June 2, 2022; provided that, in the event that any series of our senior unsecured notes remain outstanding 92 days prior to its maturity date, then the Term Loan Facility will mature on such date, subject to limited exceptions. The loans under the Term Loan Facility accrue interest at the higher of LIBOR and 0.75% plus a 3.25% spread. The Amendment eliminates the senior secured net leverage covenant that requires us to maintain a minimum senior secured net leverage ratio (subject to the terms disclosed in the preceding paragraph). In addition, certain negative covenants were amended to increase the Company’s operational flexibility and incur other debt.
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
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility and Subordinated Lien Revolver, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of June 30, 2016, we were in compliance with the covenants in the Term Loan Facility, ABL Revolver and Subordinated Lien Revolver.
Short-Term Borrowings
As of June 30, 2016, our short-term borrowings were $630 million, consisting of $431 million of loans under our ABL Revolver, $103 million in Novelis Brazil loans, $48 million (CNY 321 million) in Novelis China loans, $37 million (KRW 44 billion) in Novelis Korea loans, $10 million (VND 230 billion) in Novelis Vietnam loans and $1 million in other loans.
As of June 30, 2016, $11 million of the ABL Revolver availability was utilized for letters of credit, and we had $240 million in remaining availability under the ABL Revolver.
As of June 30, 2016, $150 million under the Subordinated Lien Revolver was available.
In fiscal years 2015 and 2016, Novelis Korea has entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of June 30, 2016, we had $203 million (KRW 236 billion) in remaining availability under these facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving facility agreements totaling $40 million. As of June 30, 2016, we had $40 million in remaining availability under these facilities.
In fiscal year 2015, Novelis China entered into a committed facility. As of June 30, 2016, we had no remaining availability under this facility.

Senior Notes
On December 17, 2010, we issued $1.1 billion in aggregate principal amount of 8.375% Senior Notes Due 2017 (the 2017 Notes) and $1.4 billion in aggregate principal amount of 8.75% Senior Notes Due 2020 (the 2020 Notes, and together with the 2017 Notes, the Notes).
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of June 30, 2016, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through December 2016 for the 2017 Notes and through December 2018 for the 2020 Notes.
Korean Bank Loans
As of June 30, 2016, Novelis Korea had $18 million (KRW 21 billion) of outstanding long-term loans with various banks due within one year. The loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of June 30, 2016 there are $2 million of BNDES long-term loans due within one year.
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
As of June 30, 2016, we had $2 million of other debt, including certain capital lease obligations, with due dates through May 2021.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), phantom restricted stock units (RSUs), and Novelis Performance Units (Novelis PUs) are granted to certain executive officers and key employees. The Hindalco SARs vest at the rate of 25% or 33% per year, subject to the achievement of an annual performance target, and expire seven years from their original grant date. The performance criterion for vesting of the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The RSUs are based on Hindalco's stock price. The RSUs vest either in full three years from the grant date or 33% per year over three years, subject to continued employment with the Company, but are not subject to performance criteria. In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. The Company made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. During the quarter, the voluntary exchange resulted in 1,050,682 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 177,743 of Novelis SARs that remain outstanding as of June 30, 2016.
During the three months ended June 30, 2016, we granted 5,280,005 RSUs, 3,596,564 Hindalco SARs, and no Novelis SARs. Total compensation benefit related to these plans for the respective periods was $1 million and $7 million for the three months ended June 30, 2016 and 2015, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2018, 2019 and 2020 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of June 30, 2016, the outstanding liability related to share-based compensation was $7 million.
The cash payments made to settle SAR liabilities were less than $1 million and $1 million in the three months ended June 30, 2016 and 2015, respectively. Total cash payments made to settle Hindalco RSUs were $2 million and $5 million in the three months ended June 30, 2016 and 2015, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million, which is expected to be recognized over a weighted average period of 1.9 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was $1 million, which is expected to be recognized over a weighted average period of 1.8 years. Unrecognized compensation expense related to the RSUs was $4 million, which will be recognized over the remaining weighted average vesting period of 1.9 years.

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
Components of net periodic benefit cost (credit) for all of our postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$11	$12	$2	$1
Interest cost	15	15	1	1
Expected return on assets	(16)	(17)	—	—
Amortization — losses, net	11	9	1	1
Amortization — prior service credit, net	—	(1)	—	(7)
Net periodic benefit cost (credit)	$21	$18	$4	$(4)

The average expected long-term rate of return on plan assets is 5.4% in fiscal 2017.
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

	Three Months Ended June 30,
	2016	2015
Funded pension plans	$3	$3
Unfunded pension plans	3	2
Savings and defined contribution pension plans	6	7
Total contributions	$12	$12
During the remainder of fiscal 2017, we expect to contribute an additional $18 million to our funded pension plans, $9 million to our unfunded pension plans and $17 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY GAINS
The following currency losses (gains) are included in “Other expense (income), net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2016	2015
Loss (gain) on remeasurement of monetary assets and liabilities, net	$11	$(5)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(8)	1
Currency losses (gains), net	$3	$(4)
The following currency losses are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2016	Year Ended March 31, 2016

Cumulative currency translation adjustment — beginning of period	$(197)	$(214)
Effect of changes in exchange rates	(53)	17
Cumulative currency translation adjustment — end of period	$(250)	$(197)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of June 30, 2016 and March 31, 2016 (in millions).

	June 30, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(31)	$—	$(31)
Currency exchange contracts	29	2	(1)	(4)	26
Energy contracts	—	—	(1)	(3)	(4)
Interest rate swaps	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	29	2	(34)	(7)	(10)
Derivatives not designated as hedging instruments
Aluminum contracts	46	1	(52)	(1)	(6)
Currency exchange contracts	55	5	(51)	—	9
Energy contracts	1	—	(5)	—	(4)
Total derivatives not designated as hedging instruments	102	6	(108)	(1)	(1)
Total derivative fair value	$131	$8	$(142)	$(8)	$(11)

	March 31, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(2)	$—	$8
Currency exchange contracts	15	5	(3)	(5)	12
Energy contracts	—	—	(4)	—	(4)
Interest rate swaps	—	—	—	(1)	(1)
Net investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	25	5	(10)	(6)	14
Derivatives not designated as hedging instruments:
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	39	—	(39)	(1)	(1)
Energy contracts	—	1	(10)	—	(9)
Total derivatives not designated as hedging instruments	63	1	(75)	(1)	(12)
Total derivative fair value	$88	$6	$(85)	$(7)	$2

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. Such exposures do not extend beyond two years in length. We had 1 kt and less than 1 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2016 and March 31, 2016, respectively. One kilotonne (kt) is 1,000 metric tonnes. We recognized less than $1 million of net gains and losses on fair value hedges of metal price risk in the three months ended June 30, 2016 and 2015.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Such exposures do not extend beyond two years in length. We had 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2016 and March 31, 2016.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. We had 368 kt and 301 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of June 30, 2016 and March 31, 2016, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of June 30, 2016 and March 31, 2016, we had 62 kt and 76 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. Generally, the average duration of undesignated contracts is less than six months.
The following table summarizes our notional amount (in kt).

	June 30, 2016	March 31, 2016
Hedge Type
Purchase (Sale)
Cash flow purchases	1	1
Cash flow sales	(368)	(301)
Fair value	1	—
Not designated	(62)	(76)
Total, net	(428)	(376)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $510 million and $601 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2016 and March 31, 2016, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $27 million and $36 million of outstanding foreign currency forwards designated as net investment hedges as of June 30, 2016 and March 31, 2016, respectively.
As of June 30, 2016 and March 31, 2016, we had outstanding currency exchange contracts with a total notional amount of $647 million and $636 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal year 2017 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap that matures January 5, 2017 which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. Less than 1 million of notional megawatt hours remained outstanding as of June 30, 2016, and the fair value of this swap was a liability of $5 million as of June 30, 2016. As of March 31, 2016, the fair value of this electricity swap was a liability of $9 million.
On December 31, 2015, we entered into an agreement to extend the electricity swap contract for an additional five years, effective January 6, 2017 and maturing on January 5, 2022. As of June 30, 2016 and March 31, 2016, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $3 million and an asset of $1 million, respectively. The electricity swap was designated as a cash flow hedge in the first quarter of fiscal year 2017.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 4 million MMBTUs designated as cash flow hedges as of June 30, 2016, and the fair value was a liability of $1 million. There were 5 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2016 and the fair value was a liability of $4 million. As of June 30, 2016 and March 31, 2016, we had less than 1 million of MMBTUs of natural gas forward purchase contracts that were not designated as hedges. The fair value as of June 30, 2016 and March 31, 2016 was a liability of less than $1 million and a liability of $1 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which are not designated as hedges as of June 30, 2016. As of June 30, 2016 and March 31, 2016, we had 4 million gallons of diesel fuel forward purchase contracts outstanding, and the fair value was an asset of $1 million and a liability of less than $1 million, respectively. The average duration of undesignated contracts is less than one year.
Interest Rate
As of June 30, 2016, we swapped $114 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of June 30, 2016 and March 31, 2016, $114 million (KRW 133 billion) and $115 million (KRW 133 billion), respectively, were designated as cash flow hedges.

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

	Three Months Ended June 30,
	2016	2015
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(12)	$31
Currency exchange contracts	8	1
Energy contracts (A)	3	—
(Loss) gain recognized in "Other expense (income), net"	(1)	32
Derivative Instruments Designated as Hedges
Loss recognized in "Other expense (income), net" (B)	(8)	(6)
Total (loss) gain recognized in "Other expense (income), net"	$(9)	$26
Balance sheet remeasurement currency exchange contract gains (losses)	$8	$(1)
Realized losses, net	(10)	(8)
Unrealized (losses) gains on other derivative instruments, net	(7)	35
Total (loss) gain recognized in "Other expense (income), net"	$(9)	$26

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $2 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Cash flow hedging derivatives
Aluminum contracts	$(31)	$37	$(9)	$(6)
Currency exchange contracts	18	8	—	—
Energy contracts	(1)	—	—	—
Total cash flow hedging derivatives	$(14)	$45	$(9)	$(6)
Net investment derivatives
Currency exchange contracts	1	(1)	—	—
Total	$(13)	$44	$(9)	$(6)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2016	2015
Energy contracts (A)	$(1)	$(1)	Other expense (income), net
Energy contracts (C)	(2)	(2)	Cost of goods sold (B)
Aluminum contracts	1	13	Cost of goods sold (B)
Aluminum contracts	(1)	—	Net sales
Currency exchange contracts	—	(6)	Cost of goods sold (B)
Currency exchange contracts	—	3	Net sales
Currency exchange contracts	1	—	Other expense (income), net
Total	$(2)	$7	Income (loss) before taxes
	(1)	(4)	Income tax provision
	$(3)	$3	Net income (loss)

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive (loss) income before reclassifications	(52)	(10)	6	(56)
Amounts reclassified from AOCI	—	3	8	11
Net current-period other comprehensive (loss) income	(52)	(7)	14	(45)
Balance as of June 30, 2016	$(248)	$(18)	$(279)	$(545)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2015	$(213)	$(63)	$(285)	$(561)
Other comprehensive income (loss) before reclassifications	44	33	(8)	69
Amounts reclassified from AOCI	—	(3)	1	(2)
Net current-period other comprehensive income (loss)	44	30	(7)	67
Balance as of June 30, 2015	$(169)	$(33)	$(292)	$(494)
(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

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
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our electricity swaps, which are our only Level 3 derivative contracts, represent agreements to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets, and 2) historical spreads between retail and wholesale prices.
For the electricity swap maturing January 5, 2017, the average forward price at June 30, 2016, estimated using the method described above, was $46 per megawatt hour, which represented a $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $34 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For the electricity swap maturing January 5, 2022, the average forward price at June 30, 2016, estimated using the method described above, was $45 per megawatt hour, which represented a $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $34 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2016 and March 31, 2016, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2016 and March 31, 2016 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2016		March 31, 2016
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$47	$(84)	$34	$(28)
Currency exchange contracts	91	(56)	59	(49)
Energy contracts	1	(1)	—	(5)
Interest rate swaps	—	(1)	—	(1)
Total level 2 instruments	139	(142)	93	(83)
Level 3 instruments
Energy contracts	—	(8)	1	(9)
Total level 3 instruments	—	(8)	1	(9)
Total gross	$139	$(150)	$94	$(92)
Netting adjustment (A)	$(45)	45	(31)	31
Total net	$94	$(105)	$63	$(61)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized losses of $2 million for the three months ended June 30, 2016 related to Level 3 financial instruments that were still held as of June 30, 2016. These unrealized losses were included in “Other expense (income), net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2016	$(8)
Unrealized/realized gain included in earnings (B)	1
Settlements	(1)
Balance as of June 30, 2016	$(8)
(A) Represents net derivative liabilities.
(B) Included in “Other expense (income), net.”

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

	June 30, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$14	$15	$16	$17
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,464	$4,697	$4,468	$4,659

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER EXPENSE (INCOME), NET
“Other expense (income), net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2016	2015
Foreign currency remeasurement losses (gains), net (A)	$3	$(4)
Loss (gain) on change in fair value of other unrealized derivative instruments, net (B)	7	(35)
Loss on change in fair value of other realized derivative instruments, net (B)	10	8
Loss on sale of assets, net	4	1
Loss on Brazilian tax litigation, net (C)	1	1
Interest income	(3)	(2)
Gain on business interruption insurance recovery (D)	—	(5)
Other, net	6	6
Other expense (income), net	$28	$(30)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 11 - Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected motor failure in fiscal 2015 and recognized a gain $5 million during the first quarter of fiscal 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2016	2015
Pre-tax income (loss) before equity in net loss of non-consolidated affiliates and noncontrolling interests	$60	$(44)
Canadian statutory tax rate	25%	25%
Provision (benefit) at the Canadian statutory rate	$15	$(11)
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	6	8
Exchange remeasurement of deferred income taxes	7	2
Change in valuation allowances	11	21
Dividends not subject to tax	(10)	(5)
Tax rate differences on foreign earnings	7	1
Other — net	—	(1)
Income tax provision	$36	$15
Effective tax rate	60%	(33)%
Exchange translation items relate primarily to instances where functional currency is different than local and tax reporting currency. The exchange remeasurement of deferred income taxes relates to deferred tax assets and liabilities in Brazil which get remeasured for currency fluctuations against the U.S. dollar. The change in valuation allowances primarily relates to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses.
As of June 30, 2016, we had a net deferred tax liability of $18 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $630 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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
For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $60 million.  This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of June 30, 2016 were approximately $18 million, of which $8 million was included in “Other long-term liabilities” and the remaining $10 million in “Accrued expenses and other current liabilities”. Of the total $18 million, $14 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. As of March 31, 2016, $7 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $10 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	June 30, 2016	March 31, 2016
Cash deposits (A)	$3	$2

Short-term settlement liability (B)	$6	$7
Long-term settlement liability (B)	51	57
Total settlement liability	$57	$64

Liability for other disputes and claims (C)	$22	$17

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

	Three Months Ended June 30,
	2016	2015
Loss on Brazilian tax litigation, net	$1	$1
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of June 30, 2016 and March 31, 2016, we sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of June 30, 2016 were $21 million and as of March 31, 2016 were approximately $22 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of June 30, 2016 and March 31, 2016, there was no liability related to these repurchase obligations on our accompanying condensed consolidated balance sheets.

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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates eight plants, including two fully dedicated recycling facilities and one facility with recycling operations, in two countries. This segment also operates four automotive heat treatment lines.
Europe. Headquartered in Kusnacht, Switzerland, this segment operates ten plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in four countries. This segment also operates three automotive heat treatment lines.
Asia. Headquartered in Seoul, South Korea, this segment operates five plants, including three facilities with recycling operations, in four countries. This segment also operates one automotive heat treatment line.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants, including a facility with recycling operations, in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies see in our Annual Report on Form 10-K for the year ended March 31, 2016.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

June 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$475	$—	$—	$—	$475
Total assets	$2,379	$2,730	$1,493	$1,464	$155	$8,221

March 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$488	$—	$—	$—	$488
Total assets	$2,370	$2,687	$1,516	$1,584	$123	$8,280

Selected Operating Results Three Months Ended June 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$742	$755	$440	$304	$55	$2,296
Net sales-intersegment	1	12	4	15	(32)	—
Net sales	$743	$767	$444	$319	$23	$2,296

Depreciation and amortization	$37	$27	$15	$16	$(6)	$89
Income tax (benefit) provision	$(4)	$3	$8	$21	$8	$36
Capital expenditures	$12	$20	$5	$10	$(3)	$44

Selected Operating Results Three Months Ended June 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$886	$815	$533	$353	$47	$2,634
Net sales-intersegment	2	65	33	38	(138)	—
Net sales	$888	$880	$566	$391	$(91)	$2,634

Depreciation and amortization	$35	$25	$16	$15	$(4)	$87
Income tax (benefit) provision	$(15)	$(6)	$1	$17	$18	$15
Capital expenditures	$52	$56	$10	$8	$3	$129

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table shows the reconciliation from segment income (loss) for each of our regions to “Net income (loss) attributable to our common shareholder” (in millions).

	Three Months Ended June 30,
	2016	2015
North America	$86	$42
Europe	52	(9)
Asia	45	36
South America	72	59
Intersegment eliminations	—	(1)
Depreciation and amortization	(89)	(87)
Interest expense and amortization of debt issuance costs	(83)	(80)
Adjustment to eliminate proportional consolidation	(8)	(7)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(7)	35
Realized gains on derivative instruments not included in segment income	1	1
Gain on assets held for sale	1	—
Loss on extinguishment of debt	—	(13)
Restructuring and impairment, net	(2)	(15)
Loss on sale of fixed assets	(4)	(1)
Other costs, net	(4)	(5)
Income (loss) before income taxes	60	(45)
Income tax provision	36	15
Net income (loss)	24	(60)
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to our common shareholder	$24	$(60)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Rexam Plc (Rexam) and Affiliates of Ball Corporation (Ball), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2016	2015
Rexam (A)	17%	18%
Ball (A)	13%	10%

(A)	In February of 2015, Ball Corporation made an offer to acquire Rexam. On June 30, 2016, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group.
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2016	2015
Purchases from RT as a percentage of total	11%	14%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Three Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$133	$123
Income taxes paid	$28	$10
As of June 30, 2016, we recorded $49 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to June 30, 2016. During the three months ended June 30, 2016, we incurred capital lease obligations of $1 million.

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
The amounts for the three months ended June 30, 2015 below have been retrospectively adjusted to reflect the amalgamation of certain subsidiaries in the U.S. and Canada that occurred during fiscal 2016. These amalgamations had no impact on the consolidated financial statements.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$161	$1,948	$575	$(388)	$2,296
Cost of goods sold (exclusive of depreciation and amortization)	155	1,651	511	(387)	1,930
Selling, general and administrative expenses	1	74	17	—	92
Depreciation and amortization	4	69	16	—	89
Interest expense and amortization of debt issuance costs	80	30	3	(30)	83
Gain on assets held for sale, net	—	(1)	—	—	(1)
Research and development expenses	—	13	—	—	13
Restructuring and impairment, net	—	2	—	—	2
Equity in net income of consolidated subsidiaries	(68)	(21)	—	89	—
Other (income) expense, net	(38)	35	1	30	28
	134	1,852	548	(298)	2,236
Income before income taxes	27	96	27	(90)	60
Income tax provision	3	25	8	—	36
Net income	24	71	19	(90)	24
Net income attributable to noncontrolling interests	—	—	—	—	—
Net income attributable to our common shareholder	$24	$71	$19	$(90)	$24
Comprehensive (loss) income	$(21)	$53	$8	$(61)	$(21)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	—	—
Comprehensive (loss) income attributable to our common shareholder	$(21)	$53	$8	$(61)	$(21)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Net sales	$166	$2,291	$633	$(456)	$2,634
Cost of goods sold (exclusive of depreciation and amortization)	177	2,099	579	(455)	2,400
Selling, general and administrative expenses	(7)	87	20	—	100
Depreciation and amortization	5	65	17	—	87
Research and development expenses	—	13	—	—	13
Interest expense and amortization of debt issuance costs	79	29	2	(30)	80
Loss on early debt extinguishment	13	—	—	—	13
Restructuring and impairment, net	9	5	1	—	15
Equity in net loss of non-consolidated affiliates	—	1	—	—	1
Equity in net income of consolidated subsidiaries	(9)	(6)	—	15	—
Other (income) expense, net	(42)	(25)	7	30	(30)
	225	2,268	626	(440)	2,679
(Loss) income before taxes	(59)	23	7	(16)	(45)
Income tax provision	1	13	1	—	15
Net (loss) income	(60)	10	6	(16)	(60)
Net income attributable to noncontrolling interests	—	—	—	—	—
Net (loss) income attributable to our common shareholder	$(60)	$10	$6	$(16)	$(60)
Comprehensive income (loss)	$7	$45	$(1)	$(46)	$5
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2)	—	(2)
Comprehensive income attributable to our common shareholder	$7	$45	$1	$(46)	$7

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$4	$237	$216	$—	$457
Accounts receivable, net of allowances
— third parties	27	722	249	—	998
— related parties	337	231	181	(692)	57
Inventories	43	918	267	(4)	1,224
Prepaid expenses and other current assets	9	85	36	—	130
Fair value of derivative instruments	33	89	13	(4)	131
Assets held for sale	—	4	—	—	4
Total current assets	453	2,286	962	(700)	3,001
Property, plant and equipment, net	79	2,535	823	—	3,437
Goodwill	—	596	11	—	607
Intangible assets, net	17	485	3	—	505
Investments in and advances to non-consolidated affiliates	—	475	—	—	475
Investments in consolidated subsidiaries	2,464	629	—	(3,093)	—
Deferred income tax assets	—	23	70	—	93
Other long-term assets
— third parties	12	55	22	—	89
— related parties	1,734	14	—	(1,734)	14
Total assets	$4,759	$7,098	$1,891	$(5,527)	$8,221
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$22	$8	$18	$—	$48
Short-term borrowings
— third parties	262	272	96	—	630
— related parties	127	45	—	(172)	—
Accounts payable
— third parties	28	910	509	—	1,447
— related parties	62	362	14	(391)	47
Fair value of derivative instruments	34	102	10	(4)	142
Accrued expenses and other current liabilities
— third parties	31	351	75	—	457
— related parties	—	119	10	(129)	—
Total current liabilities	566	2,169	732	(696)	2,771
Long-term debt, net of current portion
— third parties	4,221	19	176	—	4,416
— related parties	—	1,680	54	(1,734)	—
Deferred income tax liabilities	—	108	3	—	111
Accrued postretirement benefits	31	548	236	—	815
Other long-term liabilities	21	157	10	—	188
Total liabilities	4,839	4,681	1,211	(2,430)	8,301
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(939)	1,149	771	(1,920)	(939)
Accumulated other comprehensive loss	(545)	(413)	(91)	504	(545)
Total (deficit) equity of our common shareholder	(80)	736	680	(1,416)	(80)
Noncontrolling interests	—	—	—	—	—
Total (deficit) equity	(80)	736	680	(1,416)	(80)
Total liabilities and (deficit) equity	$4,759	$7,098	$1,891	$(5,527)	$8,221

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET (in millions)

	As of March 31, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$2	$301	$253	$—	$556
Accounts receivable, net of allowances
— third parties	23	716	217	—	956
— related parties	188	139	175	(443)	59
Inventories	46	873	264	(3)	1,180
Prepaid expenses and other current assets	5	91	31	—	127
Fair value of derivative instruments	26	49	16	(3)	88
Deferred income tax assets	—	—	—	—	—
Assets held for sale	—	5	—	—	5
Total current assets	290	2,174	956	(449)	2,971
Property, plant and equipment, net	81	2,581	844	—	3,506
Goodwill	—	596	11	—	607
Intangible assets, net	17	503	3	—	523
Investments in and advances to non-consolidated affiliates	—	488	—	—	488
Investments in consolidated subsidiaries	2,667	619	—	(3,286)	—
Deferred income tax assets	—	18	69	—	87
Other long-term assets
— third parties	15	48	19	—	82
— related parties	1,752	16	—	(1,752)	16
Total assets	$4,822	$7,043	$1,902	$(5,487)	$8,280
LIABILITIES AND (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$21	$8	$18	$—	$47
Short-term borrowings
— third parties	337	149	93	—	579
— related parties	20	(71)	—	51	—
Accounts payable
— third parties	43	958	505	—	1,506
— related parties	69	322	39	(382)	48
Fair value of derivative instruments	19	58	11	(3)	85
Accrued expenses and other current liabilities
— third parties	95	398	76	—	569
— related parties	—	102	10	(112)	—
Deferred income tax liabilities	—	—	—	—	—
Total current liabilities	604	1,924	752	(446)	2,834
Long-term debt, net of current portion
— third parties	4,223	20	178	—	4,421
— related parties	—	1,697	55	(1,752)	—
Deferred income tax liabilities	—	87	2	—	89
Accrued postretirement benefits	32	557	231	—	820
Other long-term liabilities	22	143	10	—	175
Total liabilities	4,881	4,428	1,228	(2,198)	8,339
Commitments and contingencies
Total temporary equity - intercompany	—	1,681	—	(1,681)	—
Shareholder’s (deficit) equity
Common stock	—	—	—	—	—
Additional paid-in capital	1,404	—	—	—	1,404
(Accumulated deficit) retained earnings	(963)	1,329	754	(2,083)	(963)
Accumulated other comprehensive loss	(500)	(395)	(80)	475	(500)
Total (deficit) equity of our common shareholder	(59)	934	674	(1,608)	(59)
Noncontrolling interests	—	—	—	—	—
Total (deficit) equity	(59)	934	674	(1,608)	(59)
Total liabilities and (deficit) equity	$4,822	$7,043	$1,902	$(5,487)	$8,280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Three Months Ended June 30, 2016
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash provided (used in) by operating activities	$80	$49	$(34)	$(202)	$(107)
INVESTING ACTIVITIES
Capital expenditures	(2)	(38)	(4)	—	(44)
(Outflows) proceeds from investment in and advances to affiliates, net	(116)	(105)	—	223	2
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	14	(11)	—	—	3
Net cash used in investing activities	(104)	(154)	(4)	223	(39)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	—	70	17	—	87
Principal payments of long-term and short-term borrowings
— third parties	(6)	(49)	(17)	—	(72)
Revolving credit facilities and other, net
— third parties	(75)	106	4	—	35
— related parties	107	116	—	(223)	—
Dividends, noncontrolling interest and intercompany	—	(202)	—	202	—
Net cash provided by financing activities	26	41	4	(21)	50
Net increase (decrease) in cash and cash equivalents	2	(64)	(34)	—	(96)
Effect of exchange rate changes on cash	—	—	(3)	—	(3)
Cash and cash equivalents — beginning of period	2	301	253	—	556
Cash and cash equivalents — end of period	$4	$237	$216	$—	$457

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (in millions)

	Three Months Ended June 30, 2015
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES
Net cash used in operating activities	$(111)	$(69)	$(108)	$—	$(288)
INVESTING ACTIVITIES
Capital expenditures	—	(120)	(9)	—	(129)
Proceeds (outflows) from investment in and advances to affiliates, net	16	(1)	(45)	29	(1)
(Outflows) proceeds from settlement of other undesignated derivative instruments, net	(11)	3	1	—	(7)
Net cash provided by (used in) investing activities	5	(118)	(53)	29	(137)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings
— third parties	60	45	34	—	139
Principal payments of long-term and short-term borrowings
— third parties	(1)	(60)	(7)	—	(68)
— related parties	—	(45)	—	45	—
Revolving credit facilities and other, net
— third parties	12	160	10	—	182
— related parties	45	29	—	(74)	—
Debt issuance costs	(10)	—	—	—	(10)
Net cash provided by financing activities	106	129	37	(29)	243
Net decrease in cash and cash equivalents	—	(58)	(124)	—	(182)
Effect of exchange rate changes on cash	—	3	7	—	10
Cash and cash equivalents — beginning of period	4	365	259	—	628
Cash and cash equivalents — end of period	$4	$310	$142	$—	$456

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2016. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2016, we had manufacturing operations in eleven countries on four continents, which include 25 operating plants, and recycling operations in eleven of these plants.
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
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2016, filed with the United States Securities and Exchange Commission (SEC) on May 10, 2016.

HIGHLIGHTS
We reported "Segment income" of $255 million for the first quarter of fiscal 2017, compared to $127 million for the first quarter of fiscal 2016. The increase is primarily due to the lessening of unfavorable metal price lag impacts caused by volatility in local market premiums as well as favorable impacts from strong operational performance globally, our focus on driving asset efficiency, and prudent cost management. These benefits were partially offset by lower can shipments and less favorable recycling benefits as a result of lower average aluminum prices. Our North America segment delivered its strongest "Segment income" for the first quarter since fiscal year 2013, and our South America segment delivered its strongest "Segment income" for any first quarter.
We reported "Net income" of $24 million in the three months ended June 30, 2016, compared with "Net loss" of $60 million in the three months ended June 30, 2015. Net cash used in operating activities was $107 million for the three months ended June 30, 2016, an improvement of $181 million from the prior comparable period, primarily due to higher "Segment income" and favorable working capital movements. Capital expenditures declined as our larger strategic projects have all been completed. We spent $44 million on capital expenditures globally for the three months ended June 30, 2016 compared to $129 million in the same period in prior year.

BUSINESS AND INDUSTRY CLIMATE
The demand for aluminum in the automotive industry continues to grow. This demand has been primarily driven by the benefits that result from using lighter weight materials in vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle safety and performance. We expect the automotive aluminum market to grow significantly through the end of the decade, which has driven the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia.
While economic growth and material substitution continues to drive increasing global demand for aluminum, slower economic growth and uncertainty in China along with increased competition from Chinese suppliers of flat rolled aluminum products has put downward pressure on conversion premiums in Asia. Global overcapacity is also adding to some pricing pressures for can and specialty products.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	March 31, 2016	June 30, 2016
Net sales	$2,634	$2,482	$2,354	$2,402	$9,872	$2,296
Percentage (decrease) increase in net sales versus comparable previous year period	(2)%	(12)%	(17)%	(14)%	(11)%	(13)%
Rolled product shipments:
North America	261	269	253	249	1,032	242
Europe	252	250	232	244	978	246
Asia	193	187	193	187	760	178
South America	107	117	132	134	490	103
Eliminations	(45)	(35)	(31)	(26)	(137)	(14)
Total	768	788	779	788	3,123	755

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	3%	(1)%	2%	2%	(7)%
Europe	2%	7%	6%	2%	4%	(2)%
Asia	3%	1%	(3)%	(5)%	(1)%	(8)%
South America	(6)%	1%	2%	2%	—%	(4)%
Total	—%	3%	3%	4%	2%	(2)%

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
LME Base Aluminum Prices and Local Market Premiums
Base aluminum prices and local market premiums are below prior year comparable periods. The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Percent
	2016	2015	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,492	$1,789	(17)%
Average cash price during the period	$1,571	$1,769	(11)%
Closing cash price as of end of period	$1,635	$1,647	(1)%
The weighted average local market premium was as follows for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Percent
	2016	2015	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$143	$265	(46)%

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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We do not use derivative contracts to offset the impacts of local market premium price movements as these contracts are not prevalent in the market. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows. Reduced volatility of local market premiums reduced the amount of metal price lag for the three months ended June 30, 2016.

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates.  We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation.  Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business.  The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2016 and 2015:

	Exchange Rate as of		Average Exchange Rate
	June 30, 2016	March 31, 2016	Three Months Ended June 30,
			2016	2015
U.S. dollar per Euro	1.108	1.139	1.122	1.112
Swiss franc per Euro	1.083	1.094	1.096	1.041
Brazilian real per U.S. dollar	3.210	3.559	3.419	3.092
South Korean won per U.S. dollar	1,165	1,154	1,166	1,100
Canadian dollar per U.S. dollar	1.297	1.298	1.288	1.233

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the operating results of the first quarter of fiscal 2017 with the first quarter of fiscal 2016, for South Korea the stronger U.S. dollar resulted in an unfavorable foreign exchange translation while the weaker U.S. dollar resulted in favorable foreign exchange for Europe.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The stronger U.S. dollar compared to the Brazilian real and the Canadian dollar resulted in a favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the first quarter of fiscal 2017 and fiscal 2016, we recognized a net currency loss of $3 million and a net currency gain of $4 million, respectively, from the remeasurement of non-functional currency denominated assets and liabilities net of related hedging activities.  Unrealized gains and losses from undesignated foreign currency derivatives was not significant in either period.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015
“Net sales” decreased $338 million, or 13%, driven by a 11% decrease in average base aluminum prices and a 46% decrease in average local market premiums. This decline in base aluminum prices and a 13 kt decrease in flat rolled products shipments was partially offset by the favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $470 million, or 20%, due to lower weighted average metal costs and cost improvements. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $451 million.
“Income before income taxes” for the three months ended June 30, 2016 was $60 million, compared to a $45 million "Loss before income taxes" in the three months ended June 30, 2015. In addition to the factors noted above, the following additional items affected “Income before income taxes:”

•	Declines in local market premiums which we are unable to hedge economically resulted in a $13 million metal price lag loss in the current period compared to a $85 million loss in the prior year;

•
"Loss on extinguishment of debt" in the prior year of $13 million relates to the partial extinguishment of our Term Loan Facility as a result of a refinancing amendment that increased the principal amount and extended the maturity date;

•
"Restructuring and impairment, net" of $2 million for the three months ended June 30, 2016 is primarily for severance charges related to organizational restructuring in our European operations and additional charges associated with the closure of our Ouro Preto operations in South America. We incurred $15 million for the three months ended June 30, 2015, which included $12 million of severance and impairment charges related to business restructuring events in our corporate headquarters and $3 million of additional charges related to past restructuring actions in South America and Europe; and

•
Net losses related to changes in the fair value of other unrealized derivative instruments of $7 million compared to $35 million of gains in the same period in the prior year, which is reported as "Other expense (income), net". In the prior year there was an increase in the number of undesignated aluminum derivative transactions due to volatility in local market premiums.

We recognized $36 million of tax expense for the three months ended June 30, 2016, which resulted in an effective tax rate of 60%. The high effective tax rate is due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and enacted tax rate changes and unfavorable foreign exchange translation and remeasurement of deferred income taxes. We recognized $15 million of tax expense for the three months ended June 30, 2015 primarily due to changes in our valuation allowances related to tax losses in certain jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses, unfavorable foreign exchange translation, and unfavorable remeasurement of deferred income taxes, partially offset by dividends not subject to tax and decreases in certain of our uncertain tax positions.
We reported “Net income attributable to our common shareholder” of $24 million and for the three months ended June 30, 2016 as compared to “Net loss attributable to our common shareholder” of $60 million for the three months ended June 30, 2015, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended June 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$743	$767	$444	$319	$23	$2,296
Shipments
Rolled products - third party	241	241	176	97	—	755
Rolled products - intersegment	1	5	2	6	(14)	—
Total rolled products	242	246	178	103	(14)	755
Non-rolled products	1	3	2	15	—	21
Total shipments	243	249	180	118	(14)	776

Selected Operating Results Three Months Ended June 30, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$888	$880	$566	$391	$(91)	$2,634
Shipments
Rolled products - third party	261	231	182	94	—	768
Rolled products - intersegment	—	21	11	13	(45)	—
Total rolled products	261	252	193	107	(45)	768
Non-rolled products	5	19	1	23	—	48
Total shipments	266	271	194	130	(45)	816

The following table reconciles changes in “Segment income” for the three months ended June 30, 2015 to the three months ended June 30, 2016 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income (loss) - Three Months Ended June 30, 2015	$42	$(9)	$36	$59	$(1)	$127
Volume	(19)	(6)	(9)	(5)	31	(8)
Conversion premium and product mix	5	9	(2)	14	(4)	22
Conversion costs (B)	40	8	18	—	(26)	40
Metal price lag (C)	21	49	2	—		72
Foreign exchange	(3)	1	(3)	6	—	1
Primary operations	—	—	—	(1)	—	(1)
Selling, general & administrative and research & development costs (D)	2	1	2	—	—	5
Other changes	(2)	(1)	1	(1)	—	(3)
Segment income - Three Months Ended June 30, 2016	$86	$52	$45	$72	$—	$255

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
North America
“Net sales” decreased $145 million, or 16%, due to lower average base aluminum prices, lower local market premiums, and lower can and specialty shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand. As a result of the continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2017.
“Segment income” increased $44 million to $86 million, due to strong operational performance resulting from lower metal input and logistics costs, favorable metal price lag due to reduced local market premium volatility, operational efficiencies and reduced automotive commissioning support, and benefits related to product portfolio optimization. These positive factors were partially offset by lower volumes associated with can and specialties shipments and higher employment costs associated with our postretirement plans and higher fixed costs related to commissioning of our third automotive line.
The third automotive heat treatment line in Oswego, New York is contributing to shipment growth which is expected to grow as demand increases throughout the year.

Europe
“Net sales” decreased $113 million, or 13%, due to lower average base aluminum prices, lower local market premiums, and lower can and specialty shipments, partially offset by higher automotive shipments. We continue to experience strong market demand for automotive products.
“Segment income” was $52 million, an increase of $61 million primarily related to favorable metal price lag, favorable product mix within can, automotive, and specialties as a result of our portfolio optimization efforts, and lower metal input costs resulting from increased production and usage of internally manufactured sheet ingot from our new recycling facility in Nachterstedt, Germany.
Asia
“Net sales” decreased $122 million, or 22%, due to lower average base aluminum prices and lower can shipments, partially offset by higher specialty shipments.
“Segment income” increased $9 million to $45 million reflecting lower metal input costs associated with a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, partially offset by lower shipments and changes in foreign currency rates.
South America
“Net sales” decreased $72 million, or 18%, due to lower average aluminum prices and lower export can shipments, partially offset by favorable pass through pricing conditions. Despite uncertain economic conditions, shipments of specialty products remained consistent with the prior year; however, can shipments experienced a slight decline.
“Segment income” was $72 million, an increase of 22% primarily reflecting favorable price, regional mix, operating costs and foreign currency benefits which were partially offset by lower exported volumes.

Reconciliation of segment results to “Net income (loss) attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized (losses) gains on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income (loss) from reportable segments to “Net income (loss) attributable to our common shareholder” for the three months ended June 30, 2016 and 2015 (in millions).

	Three Months Ended June 30,
	2016	2015
North America	$86	$42
Europe	52	(9)
Asia	45	36
South America	72	59
Intersegment eliminations	—	(1)
Total Segment income	255	127
Depreciation and amortization	(89)	(87)
Interest expense and amortization of debt issuance costs	(83)	(80)
Adjustment to eliminate proportional consolidation	(8)	(7)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(7)	35
Realized gains on derivative instruments not included in segment income	1	1
Gain on assets held for sale	1	—
Loss on extinguishment of debt	—	(13)
Restructuring and impairment, net	(2)	(15)
Loss on sale of fixed assets	(4)	(1)
Other costs, net	(4)	(5)
Income (loss) before income taxes	60	(45)
Income tax provision	36	15
Net income (loss)	24	(60)
Net loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to our common shareholder	$24	$(60)
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

Liquidity and Capital Resources
Over the past five years, we have been in a transitional period in which we invested heavily in strategically expanding rolling capacity, recycling operations and automotive finishing capabilities.  Most of our expansion projects are currently ramping up operations and will generate additional operating cash flows.  Our significant investments in the business were funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities.  We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.
Our Term Loan Facility was refinanced on June 2, 2015 and extended to June 2, 2022.
Available Liquidity
Our available liquidity as of June 30, 2016 and March 31, 2016 is as follows (in millions):

	June 30, 2016	March 31, 2016
Cash and cash equivalents	$457	$556
Availability under committed credit facilities	633	640
Total liquidity	$1,090	$1,196

Available liquidity decreased $106 million to $1,090 million as of June 30, 2016. The decrease is primarily attributable to negative free cash flow of $146 million, a decrease in availability of the Subordinated Lien Revolver of $50 million and other decreases of $4 million; offset by an increase in the ABL borrowing base of $73 million and proceeds under our debt instruments of $21 million. As of June 30, 2016, our availability under committed credit facilities of $633 million was comprised of $240 million under our ABL Revolver, $243 million under our Korea, China, and Middle East loan facilities and $150 million under our Subordinated Lien Revolver.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2016, we held approximately $4 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2016, we held $219 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2016, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows “Free cash flow” for the three months ended June 30, 2016 and 2015, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2016	2015	Change
Net cash used in operating activities	$(107)	$(288)	$181
Net cash used in investing activities	(39)	(137)	98
Less: Proceeds from sales of assets, net of transaction fees and hedging	—	—	—
Free cash flow	$(146)	$(425)	$279
Ending cash and cash equivalents	$457	$456	$1
Operating Activities
Net cash used in operating activities was $107 million for the three months ended June 30, 2016, which was favorable compared to net cash used in operating activities of $288 million for the three months ended June 30, 2015. The favorable variance relates to higher "Segment income" and a favorable change in working capital. The following summarizes changes in working capital accounts (in millions).

	Three Months Ended June 30,
	2016	2015	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$(55)	$(130)	$75
Inventories	(59)	(75)	16
Accounts payable	(39)	(29)	(10)
Other current assets and liabilities	(106)	(81)	(25)
Net change in working capital	$(259)	$(315)	$56

Three Months Ended June 30, 2016
"Accounts receivable, net" increased due to the timing of cash collections on certain customer receivables balances offset by 14% lower sales. As of June 30, 2016 and March 31, 2016, we had factored, without recourse, certain trade receivables aggregating $732 million and $626 million, respectively, which had a favorable impact to net cash provided by operating activities of $106 million for the three months ended June 30, 2016. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand partially offset by lower average metal costs. The higher quantities of inventory on hand at June 30, 2016 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of June 30, 2016, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to June 30, 2016. Our estimated repurchase obligation for this inventory as of June 30, 2016 is $21 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" declined $39 million in the three months ended June 30, 2016 due primarily to lower metal input costs.
Included in cash flows from operating activities for the three months ended June 30, 2016 were $133 million of interest payments, $28 million of cash paid for income taxes, $4 million of payments on restructuring programs, and $12 million of contributions to our pension plans. As of June 30, 2016, we had $27 million of outstanding restructuring liabilities, of which $21 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we dismantle the smelter site in South America.

Three Months Ended June 30, 2015
"Accounts receivable, net" increased due to the timing of payments from our customers partially offset by 2% lower sales and higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of June 30, 2015 and March 31, 2015, we had factored, without recourse, certain trade receivable aggregating $628 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $37 million for the three months ended June 30, 2015. "Inventories" were higher due to product mix and higher quantities on hand, partially offset by lower average metal costs. The higher quantities of inventory on hand at June 30, 2015 is the result of capacity expansions, as well as longer supply chains to support the auto sector and expand our scrap procurement network. As of June 30, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to June 30, 2015. Our estimated repurchase obligation for this inventory as of June 30, 2015 was $55 million compared to $206 million as of March 31, 2015, based on market prices as of these dates. "Accounts payable" declined $29 million in the first quarter of fiscal 2016 due to lower base aluminum prices and lower local market premium, partially offset by obtaining longer payment terms with certain vendors.
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
More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2016	2015	Change
Capital expenditures	$(44)	$(129)	$85
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	3	(7)	10
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	2	(1)	3
Net cash used in investing activities	$(39)	$(137)	$98
For the three months ended June 30, 2016, our "Capital expenditures" were primarily attributable to maintenance of existing property, plant, and equipment. For the three months ended June 30, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany.
As of June 30, 2016, we had $49 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2016. We expect capital expenditures for fiscal 2017 to be approximately $250 million.
The settlement of undesignated derivative instruments resulted in cash inflow of $3 million and cash outflow of $7 million, in the three months ended June 30, 2016 and 2015, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
“Proceeds (outflows) from investments in and advances to non–consolidated affiliates, net" for three months ended June 30, 2016 and 2015 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Three Months Ended June 30,
	2016	2015	Change
Proceeds from issuance of long-term and short-term borrowings	$87	$139	$(52)
Principal payments of long-term and short-term borrowings	(72)	(68)	(4)
Revolving credit facilities and other, net	35	182	(147)
Debt issuance costs	—	(10)	10
Net cash provided by financing activities	$50	$243	$(193)
Three Months Ended June 30, 2016
During the three months ended June 30, 2016, we received proceeds related to the issuance of new loans in Brazil and Vietnam of $71 million and $16 million, respectively. We made principal repayments of $45 million on short-term loans in Brazil, $16 million on Novelis Vietnam loan repayments, $5 million on the Term Loan, $3 million on capital leases and $3 million in other principal repayments. The net cash proceeds from our credit facilities balance is related to a net proceeds of $43 million on our ABL Revolver and Subordinated Lien Revolver, net proceeds of $4 million in our China credit facilities, and $12 million net repayment on our Middle East and Africa (MEA) facilities.
As of June 30, 2016, our short-term borrowings were $630 million consisting of $431 million of loans under our ABL Revolver, $103 million in Novelis Brazil loans, $48 million in Novelis China loans, $37 million in Novelis Korea bank loans, $10 million in Novelis Vietnam loans and $1 million of other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 2.80% as of June 30, 2016. As of June 30, 2016, $11 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2016 and March 31, 2016, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2016 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2016, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2016.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies and prospects. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations with respect to the impact of metal price movements on our financial performance, the effectiveness of our hedging programs and controls, and our future borrowing availability. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2016.

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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2016 condensed consolidated balance sheet.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2016, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(70)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended June 30, 2016, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2016, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(5)
Natural Gas	(10)%	(1)
Diesel Fuel	(10)%	(1)
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
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2016, and Note 11 - Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2016, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(23)
Euro	10%	(34)
Korean won	(10)%	(40)
Canadian dollar	(10)%	(5)
British pound	(10)%	(12)
Swiss franc	(10)%	(27)
Chinese yuan	10%	(8)
Malaysian ringgit	(10)%	(1)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of June 30, 2016, this floor feature was in effect, which resulted in an interest rate of 4.00%. Due to the floor feature of the Term Loan Facility as of June 30, 2016, a 10 basis point increase or decrease in LIBOR interest rates would have had no impact on our annual pre-tax income. To be above the Term Loan Facility floor, future interest rates would have to increase by 11 basis points (bps).
From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2016, there were no USD LIBOR based interest rate swaps outstanding.
In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of June 30, 2016.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2016, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2016.

Item 6. Exhibits

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Employment Agreement, by and between Novelis Inc. and Devinder Ahuja, dated June 6, 2016

10.2	Employment Agreement, by and between Novelis Inc. and Sachin Satpute, dated April 28, 2016

10.3	Employment Agreement, by and between Novelis Inc. and Emilio Braghi, dated July 22, 2016

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven E. Pohl
Steven E. Pohl
Interim Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By:	/s/ Stephanie Rauls
Stephanie Rauls
Vice President Finance and Controller
(Principal Accounting Officer)
Date: August 5, 2016

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Employment Agreement, by and between Novelis Inc. and Devinder Ahuja, dated June 6, 2016

10.2	Employment Agreement, by and between Novelis Inc. and Sachin Satpute dated, April 28, 2016

10.3	Employment Agreement, by and between Novelis Inc. and Emilio Braghi dated, July 22, 2016

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase