Form 10-Q
period 2016-12-31
Novelis Inc.
filed 2017-02-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 6, 2017, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$2,313	$2,354	$6,970	$7,470
Cost of goods sold (exclusive of depreciation and amortization)	1,924	2,051	5,834	6,692
Selling, general and administrative expenses	103	104	303	304
Depreciation and amortization	88	88	267	264
Interest expense and amortization of debt issuance costs	67	82	231	244
Loss on extinguishment of debt	—	—	112	13
Research and development expenses	14	13	41	39
Gain on assets held for sale	—	—	(2)	—
Restructuring and impairment, net	1	10	4	29
Equity in net loss of non-consolidated affiliates	8	—	8	2
Other (income) expense, net	(3)	(16)	63	(78)
	2,202	2,332	6,861	7,509
Income (loss) before income taxes	111	22	109	(39)
Income tax provision	47	16	110	28
Net income (loss)	64	6	(1)	(67)
Net income attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to our common shareholder	$63	$6	$(2)	$(67)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	Three Months Ended December 31,
	2016	2015
Net income	$64	$6
Other comprehensive loss:
Currency translation adjustment	(140)	(26)
Net change in fair value of effective portion of cash flow hedges	(24)	10
Net change in pension and other benefits	26	12
Other comprehensive loss before income tax effect	(138)	(4)
Income tax provision related to items of other comprehensive income (loss)	—	—
Other comprehensive loss, net of tax	(138)	(4)
Comprehensive (loss) income	(74)	2
Less: Comprehensive income attributable to noncontrolling interests, net of tax	2	1
Comprehensive (loss) income attributable to our common shareholder	$(76)	$1

	Nine Months Ended December 31,
	2016	2015
Net loss	$(1)	$(67)
Other comprehensive loss:
Currency translation adjustment	(129)	(45)
Net change in fair value of effective portion of cash flow hedges	(22)	—
Net change in pension and other benefits	55	12
Other comprehensive loss before income tax effect	(96)	(33)
Income tax provision related to items of other comprehensive loss	8	1
Other comprehensive loss, net of tax	(104)	(34)
Comprehensive loss	(105)	(101)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	3	(1)
Comprehensive loss attributable to our common shareholder	$(108)	$(100)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2016	March 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$505	$556
Accounts receivable, net
— third parties (net of uncollectible accounts of $5 as of December 31, 2016 and $3 as of March 31, 2016)	993	956
— related parties	63	59
Inventories	1,321	1,180
Prepaid expenses and other current assets	101	127
Fair value of derivative instruments	84	88
Assets held for sale	3	5
Total current assets	3,070	2,971
Property, plant and equipment, net	3,304	3,506
Goodwill	607	607
Intangible assets, net	470	523
Investment in and advances to non–consolidated affiliate	444	488
Deferred income tax assets	81	87
Other long–term assets
— third parties	86	82
— related parties	13	16
Total assets	$8,075	$8,280
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$90	$47
Short–term borrowings	517	579
Accounts payable
— third parties	1,496	1,506
— related parties	52	48
Fair value of derivative instruments	80	85
Accrued expenses and other current liabilities	468	569
Total current liabilities	2,703	2,834
Long–term debt, net of current portion	4,460	4,421
Deferred income tax liabilities	113	89
Accrued postretirement benefits	795	820
Other long–term liabilities	190	175
Total liabilities	8,261	8,339
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2016 and March 31, 2016	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(965)	(963)
Accumulated other comprehensive loss	(606)	(500)
Total deficit of our common shareholder	(167)	(59)
Noncontrolling interests	(19)	—
Total deficit	(186)	(59)
Total liabilities and deficit	$8,075	$8,280
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)(in millions)

	Nine Months Ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(1)	$(67)
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	267	264
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(23)	(25)
Gain on assets held for sale	(2)	—
Loss on sale of business	27	—
Loss on sale of assets	4	2
Impairment charges	—	8
Loss on extinguishment of debt	112	13
Deferred income taxes	15	(60)
Amortization of fair value adjustments, net	7	9
Equity in net loss of non-consolidated affiliates	8	2
Loss (gain) on foreign exchange remeasurement of debt	41	(5)
Amortization of debt issuance costs and carrying value adjustments	10	15
Other, net	1	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(108)	166
Inventories	(200)	146
Accounts payable	59	(422)
Other current assets	18	6
Other current liabilities	(117)	(42)
Other noncurrent assets	(17)	21
Other noncurrent liabilities	50	(30)
Net cash provided by operating activities	151	1
INVESTING ACTIVITIES
Capital expenditures	(138)	(282)
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	2
Outflows from the sale of a business, net of transaction fees	(2)	—
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	12	(5)
Outflows from related party loans receivable, net	(3)	—
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	7	(11)
Net cash used in investing activities	(122)	(296)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	2,770	151
Principal payments of long-term and short-term borrowings	(2,676)	(194)
Revolving credit facilities and other, net	(20)	178
Dividends, noncontrolling interest	—	(1)
Debt issuance costs	(139)	(15)
Net cash (used in) provided by financing activities	(65)	119
Net decrease in cash and cash equivalents	(36)	(176)
Effect of exchange rate changes on cash	(15)	5
Cash and cash equivalents — beginning of period	556	628
Cash and cash equivalents — end of period	$505	$457
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIT (unaudited)
(in millions, except number of shares)

	Deficit of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Deficit
	Shares	Amount
Balance as of March 31, 2016	1,000	$—	$1,404	$(963)	$(500)	$—	$(59)
Net loss attributable to our common shareholder	—	—	—	(2)	—	—	(2)
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in AOCI	—	—	—	—	(129)	—	(129)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $8 million included in AOCI	—	—	—	—	(14)	—	(14)
Change in pension and other benefits, net of tax provision of $16 million included in AOCI	—	—	—	—	37	2	39
Sale of subsidiary shares to a third party	—	—	—	—	—	(22)	(22)
Balance as of December 31, 2016	1,000	$—	$1,404	$(965)	$(606)	$(19)	$(186)
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food cans and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used beverage cans and post-industrial aluminum, such as class scrap. As of December 31, 2016, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated "Net income (loss) attributable to our common shareholder" includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non-consolidated affiliates" and "Equity in net loss of non-consolidated affiliates" for equity method investments.
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
Effective for the first quarter of fiscal 2017, we adopted FASB ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The impact of the adoption was a decrease in “Other long-term assets” and “Long-term debt, net of current portion” in the condensed consolidated balance sheets as of March 31, 2016 of $30 million. We made the policy election to continue to present debt issuance costs related to lines of credit as an asset.
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
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets
Other than Inventory. The new guidance eliminates the exception for all intra-entity sales of assets other than inventory. The guidance will require the tax effects of intercompany transactions to be recognized currently and will likely impact reporting entities’ effective tax rates. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard and we believe that the adoption of this standard is expected to have an immaterial impact on our statement of cash flow.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the nine months ended December 31, 2016 and 2015 was $4 million and $29 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2016	$27
Expenses	4	$—	$4	$—	$4
Cash payments	(10)
Foreign currency (C)	2
Balance as of December 31, 2016	$23

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of December 31, 2016, $15 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of December 31, 2016, there was no restructuring liability for the North America segment, $1 million for the Asia segment, and $2 million for the Corporate office. There was also $1 million in payments for the Asia segment during the nine months ended December 31, 2016. The other regional restructuring activities are described in more detail below.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Europe
The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2016	2016	2015
Restructuring charges - Europe
Corporate Restructuring Program - Severance	$2	$4	$46
Total restructuring charges - Europe	$2	$4	$46

Restructuring payments - Europe
Severance	$(4)	$(6)
Total restructuring payments - Europe	$(4)	$(6)
The Company implemented a series of restructuring actions at the global headquarters office and in the Europe region which include staff rationalization activities and the shutdown of facilities to improve our operations in Europe.
As of December 31, 2016, the restructuring liability for the Europe segment was $2 million, which relates to severance charges.
South America
The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Nine Months Ended December 31,	Year Ended March 31,	Prior to April 1,
	2016	2016	2015
Restructuring charges - South America
Ouro Preto closures
Severance	$—	$2	$19
Asset impairments (A)	—	—	6
Environmental charges	—	(1)	22
Contract termination and other exit related costs	2	2	11

Other past restructuring programs	—	—	21
Total restructuring charges - South America	$2	$3	$79

Restructuring payments - South America
Severance	$(1)	$(2)
Other	(4)	(3)
Total restructuring payments - South America	$(5)	$(5)
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
As of December 31, 2016, the restructuring liability for the South America segment was $18 million and related to $12 million of environmental charges and $6 million of other contract termination and other exit related costs.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	December 31, 2016	March 31, 2016
Finished goods	$352	$295
Work in process	524	416
Raw materials	291	322
Supplies	154	147
Inventories	$1,321	$1,180

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
We made the decision to sell two hydroelectric power generation facilities in South America, with a net book value of $4 million as of March 31, 2016, which were classified as "Assets held for sale" in our condensed consolidated balance sheet. During the nine months ended December 31, 2016, we recorded a $1 million gain from our sale of one hydroelectric power generation facility. The remaining hydroelectric power generation assets have a net book value of $3 million as of December 31, 2016 and continue to be reflected as "Assets held for sale" pending the resolution of certain operating license issues.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil following the closure of our smelter facility on the property. The properties had a net book value of $1 million, which were classified as "Assets held for sale" in our condensed consolidated balance sheet as of March 31, 2016. "Gain on assets held for sale" during the nine months ended December 31, 2016 includes a $1 million gain from our sale of these assets.

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

	December 31, 2016	March 31, 2016
Assets
Current assets
Cash and cash equivalents	$4	$3
Accounts receivable	32	33
Inventories	65	61
Prepaid expenses and other current assets	—	2
Total current assets	101	99
Property, plant and equipment, net	19	21
Goodwill	12	12
Deferred income taxes	90	84
Other long-term assets	23	8
Total assets	$245	$224
Liabilities
Current liabilities
Accounts payable	$35	$30
Accrued expenses and other current liabilities	16	15
Total current liabilities	51	45
Accrued postretirement benefits	221	214
Other long-term liabilities	3	3
Total liabilities	$275	$262

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net sales	$95	$116	$340	$350
Costs and expenses related to net sales	116	119	358	352
Benefit for taxes on income	(7)	(3)	(6)	(1)
Net loss	$(14)	$—	$(12)	$(1)
Novelis purchases of tolling services from Alunorf	$47	$58	$170	$175

Additionally, we earned less than $1 million of interest income on a receivable due from Alunorf for the nine months ended December 31, 2016.

The following table describes the period-end account balances that we had with Alunorf, and a related party loan with Hindalco, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances.

	December 31, 2016	March 31, 2016
Accounts receivable-related parties	$63	$59
Other long-term assets-related parties	$13	$16
Accounts payable-related parties	$52	$48

We have a receivable due from Alunorf, which is presented in "Other long-term assets-related parties". We believe collection of the full receivable from Alunorf is probable; thus no allowance was recognized as of December 31, 2016 and March 31, 2016.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2016, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of December 31, 2016, this guarantee totaled $2 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the nine months ended December 31, 2016 and 2015, “Net sales” were less than $1 million between Novelis and Hindalco. As of December 31, 2016 and March 31, 2016, there were less than $1 million in "Accounts receivable, net" outstanding related to transactions with Hindalco.

During the nine months ended December 31, 2016 and 2015, Novelis purchased $3 million in raw materials from Hindalco that were fully paid for during the quarter ended December 31, 2016. Additionally, during the quarter ended December 31, 2016, we loaned $3 million to a subsidiary of our parent which has a maturity date during fourth quarter fiscal year 2017.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

		December 31, 2016				March 31, 2016
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	2.20%	$517	$—		$517	$579	$—		$579
Novelis Inc.
Floating rate Term Loan Facility, due through June 2022	4.02%	1,773	(25)	(B)	1,748	1,787	(25)	(B)	1,762
8.375% Senior Notes, due December 2017	8.375%	—	—		—	1,100	(6)		1,094
8.75% Senior Notes, due December 2020	8.75%	—	—		—	1,400	(15)	(B)	1,385
Capital lease obligations, due through July 2017	3.64%	2	—		2	5	—		5
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(24)	(B)	1,476	—	—		—
6.25% Senior Notes, due August 2024	6.25%	1,150	(19)	(B)	1,131	—	—		—
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 205 billion)	2.60%	170	—		170	195	—		195
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 19 million)	7.50%	18	(1)	(B)	17	23	(1)	(B)	22
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 13 million)	5.90%	4	—	(B)	4	5	(1)	(B)	4
Other
Other debt, due through May 2021	4.85%	2	—		2	1	—		1
Total debt		5,136	(69)		5,067	5,095	(48)		5,047
Less: Short-term borrowings		(517)	—		(517)	(579)	—		(579)
Current portion of long term debt		(90)	—		(90)	(47)	—		(47)
Long-term debt, net of current portion		$4,529	$(69)		$4,460	$4,469	$(48)		$4,421

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

(A)
Interest rates are the fixed or variable rates as specified in the debt instruments (not the effective interest rate) as of December 31, 2016, and therefore, exclude the effects of related interest rate swaps, accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to the debt exchange completed in fiscal 2009 and the series of refinancing transactions and additional borrowings we completed in fiscal 2011 and thereafter. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter (excluding unamortized carrying value adjustments and using exchange rates as of December 31, 2016 for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2016	Amount
Short-term borrowings and current portion of long-term debt due within one year	$607
2 years	122
3 years	37
4 years	21
5 years	18
Thereafter	4,331
Total	$5,136
Senior Secured Credit Facilities
     As of December 31, 2016, the senior secured credit facilities consisted of (i) a $1.8 billion seven-year secured term loan credit facility (Term Loan Facility) and (ii) a $1.0 billion five-year asset based loan facility (ABL Revolver). As of December 31, 2016, $18 million of the Term Loan Facility is due within one year.
In June 2015, we entered into a $200 million secured lien revolving facility (the Subordinated Lien Revolver) with a maturity date of September 10, 2016. In June 2016, we amended the Subordinated Lien Revolver to downsize the facility to $150 million and extend the maturity date to October 30, 2016. The Subordinated Lien Revolver was subsequently extinguished in July 2016.
In June 2015, we entered into a Refinancing Amendment with respect to our Term Loan Facility. The Amendment increased the principal amount of the Term Loan Facility from $1.7 billion to $1.8 billion and extended the final maturity from December 17, 2017 to June 2, 2022; provided that, in the event that any series of our senior unsecured notes remain outstanding 92 days prior to its maturity date, then the Term Loan Facility will mature on such date, subject to limited exceptions. The loans under the Term Loan Facility accrue interest at the higher of LIBOR and 0.75% plus a 3.25% spread.
In January 2017, we entered into a new Term Loan Credit Agreement. The Agreement provided Novelis with $1.8 billion, and the proceeds were used to extinguish the existing Term Loan agreement originally maturing on June 2, 2022 and fund related transaction expenses. The Term Loan Credit Agreement matures on June 2, 2022, subject to 0.25% quarterly amortization payments. The loans under the Term Loan Credit Agreement accrue interest at LIBOR plus 1.85%. The Term Loan Credit Agreement also requires customary mandatory prepayments with excess cash flow, asset sale and condemnation proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at the Company’s election without penalty or premium; provided that any optional prepayment in connection with a repricing amendment or refinancing through the issuance of lower priced debt made withinsix-months after the earlier of (i) completion of the initial syndication of the Term Loan and (ii) April 13, 2017, will be subject to a 1.00% prepayment premium. The Term Loan Credit Agreement allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Credit Agreement have not committed to provide any such additional term loans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver. In November 2016, we reduced the total commitment under the ABL Revolver from $1.2 billion to $1.0 billion. The interest rate for a loan under the ABL Revolver is either (i) prime rate plus a spread of 0.50% to 1.00% based on excess availability or (ii) of LIBOR plus a spread of 1.50% to 2.00% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met.
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guarantee our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. The Term Loan Credit Agreement also contains a financial maintenance covenant, prohibiting the Company’s senior secured net leverage ratio as of the last day of each fiscal quarter period and measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral to secure our obligations under the senior secured credit facilities, certain cash management and bank products, and hedging agreements designated as secured hedging agreements in accordance with the terms of the Term Loan Credit Agreement.
Short-Term Borrowings
As of December 31, 2016, our short-term borrowings were $517 million, consisting of $367 million of loans under our ABL Revolver, $71 million in Novelis Brazil loans, $58 million (CNY 412 million) in Novelis China loans, $11 million (KRW 14 billion) in Novelis Korea loans, and $10 million in other loans.
As of December 31, 2016, $18 million of the ABL Revolver availability was utilized for letters of credit, and we had $298 million in remaining availability under the ABL Revolver.
In fiscal years 2015 and 2016, Novelis Korea has entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of December 31, 2016, we had $195 million (KRW 236 billion) in remaining availability under these facilities.
In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving facility agreements totaling $40 million. As of December 31, 2016, we had $40 million in remaining availability under these facilities.
In fiscal year 2015, Novelis China entered into a committed facility. As of December 31, 2016, we had $1 million remaining availability under this facility.

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

The proceeds from the issuances of the 2024 Notes and the 2026 Notes were used to extinguish our 8.375% 2017 Senior Notes and our 8.75% 2020 Senior Notes, respectively. In addition, we paid combined tender offer premiums and issuance costs of $139 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. We recorded a “Loss on extinguishment of debt” of $112 million in the second quarter of fiscal 2017 related to the refinancing transactions. We incurred debt issuance costs of $45 million on the new Senior Notes which were capitalized and will be amortized as an increase to "Interest expense and amortization of debt issuance costs" over the term of these instruments.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. has assigned an investment grade credit rating to the Notes and no default or event of default under the indentures governing the Notes has occurred and is continuing, some of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of December 31, 2016, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through August 2022 for the 2024 Notes and through September 2024 for the 2026 Notes.
Korean Bank Loans
As of December 31, 2016, Novelis Korea had $60 million (KRW 73 billion) of outstanding long-term loans with various banks due within one year. The loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of December 31, 2016 there are $2 million of BNDES long-term loans due within one year.
Other Long-term debt
In December 2004, we entered into a 15-year capital lease obligation with Alcan Inc. for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million (USD $1.8 million).
During fiscal 2013 and 2014, Novelis Inc. entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
As of December 31, 2016, we had $2 million of other debt, including certain capital lease obligations, with due dates through May 2021.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11- Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), phantom restricted stock units (RSUs), and Novelis Performance Units (Novelis PUs) are granted to certain executive officers and key employees. The Hindalco SARs vest at the rate of 25% or 33% per year, subject to the achievement of an annual performance target, and expire seven years from their original grant date. The performance criterion for vesting of the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The RSUs are based on Hindalco's stock price. The RSUs vest either in full three years from the grant date or 33% per year over three years, subject to continued employment with the Company, but are not subject to performance criteria. In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. The Company made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 130,360 of Novelis SARs that remain outstanding as of December 31, 2016.
During the nine months ended December 31, 2016, we granted 5,368,180 RSUs, 3,687,728 Hindalco SARs, and no Novelis SARs. Total compensation expense (benefit) related to these plans for the respective periods was $3 million and $3 million for the three months ended December 31, 2016 and 2015, respectively; and $11 million and $(4) million for the nine months ended December 31, 2016 and 2015, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2018, 2019 and 2020 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of December 31, 2016, the outstanding liability related to share-based compensation was $15 million.
The cash payments made to settle SAR liabilities were $3 million and $2 million in the nine months ended December 31, 2016 and 2015, respectively. Total cash payments made to settle Hindalco RSUs were $2 million and $5 million in the nine months ended December 31, 2016 and 2015, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $5 million, which is expected to be recognized over a weighted average period of 1.5 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.2 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France, Malaysia (through the second quarter of fiscal 2017) and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada and Brazil.
Components of net periodic benefit cost (credit) for all of our postretirement benefit plans are shown in the tables below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015
Service cost	$11	$12	$2	$2
Interest cost	15	15	2	1
Expected return on assets	(16)	(17)	—	—
Amortization — losses, net	10	10	1	1
Amortization — prior service (credit) cost, net	(1)	(1)	—	(6)
Net periodic benefit cost (credit)	$19	$19	$5	$(2)

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Service cost	$34	$36	$5	$4
Interest cost	46	44	5	4
Expected return on assets	(47)	(51)	—	—
Amortization — losses, net	30	28	3	3
Amortization — prior service (credit) cost, net	(2)	(2)	1	(20)
Net periodic benefit cost (credit)	$61	$55	$14	$(9)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Funded pension plans	$13	$13	$20	$19
Unfunded pension plans	3	3	9	8
Savings and defined contribution pension plans	6	5	19	18
Total contributions	$22	$21	$48	$45
During the remainder of fiscal 2017, we expect to contribute an additional $4 million to our funded pension plans, $4 million to our unfunded pension plans and $4 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(1)	$3	$14	$(48)
Loss released from accumulated other comprehensive loss	—	—	—	1
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(1)	(7)	(15)	42
Currency gains, net	$(2)	$(4)	$(1)	$(5)
The following currency losses are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2016	Year Ended March 31, 2016

Cumulative currency translation adjustment — beginning of period	$(197)	$(214)
Effect of changes in exchange rates	(145)	17
Sale of investment in foreign entities (A)	16	—
Cumulative currency translation adjustment — end of period	$(326)	$(197)

(A)
We reclassified $16 million of cumulative currency losses from AOCI to "Other (income) expense, net" in the nine months ended December 31, 2016. Refer to Note 14 - Other (income) expense, net for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of December 31, 2016 and March 31, 2016 (in millions).

	December 31, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$6	$—	$(17)	$—	$(11)
Currency exchange contracts	13	2	(4)	(4)	7
Energy contracts	1	—	—	(6)	(5)
Total derivatives designated as hedging instruments	20	2	(21)	(10)	(9)
Derivatives not designated as hedging instruments
Aluminum contracts	25	—	(32)	—	(7)
Currency exchange contracts	38	1	(27)	(1)	11
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	64	1	(59)	(1)	5
Total derivative fair value	$84	$3	$(80)	$(11)	$(4)

	March 31, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(2)	$—	$8
Currency exchange contracts	15	5	(3)	(5)	12
Energy contracts	—	—	(4)	—	(4)
Interest rate swaps	—	—	—	(1)	(1)
Net investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	25	5	(10)	(6)	14
Derivatives not designated as hedging instruments:
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	39	—	(39)	(1)	(1)
Energy contracts	—	1	(10)	—	(9)
Total derivatives not designated as hedging instruments	63	1	(75)	(1)	(12)
Total derivative fair value	$88	$6	$(85)	$(7)	$2

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2016. We had less than 1 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2016. One kilotonne (kt) is 1,000 metric tonnes.

	Amount of Gain (Loss) Recognized on Changes in Fair Value		Amount of Gain (Loss) Recognized on Changes in Fair Value
	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Fair Value Hedges of Metal Price Risk
Derivative Contracts	$—	$(1)	$—	$(2)
Designated Hedged Items	—	1	—	2
Net Ineffectiveness (A)	$—	$—	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other (income) expense, net". There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2016. We had 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2016.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. We had 396 kt and 301 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of December 31, 2016 and March 31, 2016, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of December 31, 2016 and March 31, 2016, we had 79 kt and 76 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. Generally, the average duration of undesignated contracts is less than one year.
The following table summarizes our notional amount (in kt).

	December 31, 2016	March 31, 2016
Hedge Type
Purchase (Sale)
Cash flow purchases	—	1
Cash flow sales	(396)	(301)
Not designated	(79)	(76)
Total, net	(475)	(376)

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
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $504 million and $601 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2016 and March 31, 2016, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of December 31, 2016. We had $36 million of outstanding foreign currency forwards designated as net investment hedges as of March 31, 2016.
As of December 31, 2016 and March 31, 2016, we had outstanding foreign currency exchange contracts with a total notional amount of $677 million and $636 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal year 2017 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap that matured January 5, 2017 which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. We did not have any outstanding notional megawatt hours remaining as of December 31, 2016. As of March 31, 2016, the fair value of this electricity swap was a liability of $9 million.
On December 31, 2015, we entered into an agreement to extend the electricity swap contract for an additional five years, effective January 6, 2017 and maturing on January 5, 2022. As of December 31, 2016 and March 31, 2016, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $6 million and an asset of $1 million, respectively. The electricity swap was designated as a cash flow hedge in the first quarter of fiscal year 2017.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 3 million MMBTUs designated as cash flow hedges as of December 31, 2016, and the fair value was an asset of $1 million. There were 5 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2016 and the fair value was a liability of $4 million. As of December 31, 2016 and March 31, 2016, we had less than 1 million of MMBTUs of natural gas forward purchase contracts that were not designated as hedges. The fair value as of December 31, 2016 and March 31, 2016 was an asset of less than $1 million and a liability of $1 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is approximately two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which are not designated as hedges as of December 31, 2016. As of December 31, 2016 and March 31, 2016, we had 6 million gallons and 4 million gallons, respectively, of diesel fuel forward purchase contracts outstanding, and the fair value was an asset of $1 million and a liability of less than $1 million, respectively. The average duration of undesignated contracts is approximately one year in length.
Interest Rate
As of December 31, 2016, we swapped $110 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2016 and March 31, 2016, $110 million (KRW 133 billion) and $115 million (KRW 133 billion), respectively, were designated as cash flow hedges.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Derivative Instruments Not Designated as Hedges
Aluminum contracts	$(10)	$8	$(27)	$48
Currency exchange contracts	4	7	17	(47)
Energy contracts (A)	4	—	9	2
(Loss) gain recognized in "Other (income) expense, net"	(2)	15	(1)	3
Derivative Instruments Designated as Hedges
Gain (loss) recognized in "Other (income) expense, net" (B)	5	6	(8)	22
Total gain (loss) recognized in "Other (income) expense, net"	$3	$21	$(9)	$25
Balance sheet remeasurement currency exchange contract gains (losses)	$1	$7	$15	$(43)
Realized (losses) gains, net	(19)	16	(42)	50
Unrealized gains (losses) on other derivative instruments, net	21	(2)	18	18
Total gain (loss) recognized in "Other (income) expense, net"	$3	$21	$(9)	$25

(A)	Includes amounts related to de-designated electricity swap, and diesel fuel forward contracts and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $10 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Cash flow hedging derivatives
Aluminum contracts	$(22)	$12	$(52)	$71	$4	$6	$(9)	$22
Currency exchange contracts	(14)	11	18	(32)	—	—	1	—
Energy contracts	1	(2)	(3)	(4)	—	—	(1)	—
Total cash flow hedging derivatives	$(35)	$21	$(37)	$35	$4	$6	$(9)	$22
Net investment derivatives
Currency exchange contracts	—	—	—	(1)	—	—	—	—
Total	$(35)	$21	$(37)	$34	$4	$6	$(9)	$22

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2016	2015	2016	2015
Energy contracts (A)	$(1)	$(1)	$(4)	$(4)	Other (income) expense, net
Energy contracts (C)	(1)	(3)	(4)	(7)	Cost of goods sold (B)
Aluminum contracts	(13)	32	(19)	83	Cost of goods sold (B)
Aluminum contracts	(1)	—	(3)	—	Net sales
Currency exchange contracts	5	(13)	10	(29)	Cost of goods sold (B)
Currency exchange contracts	—	(1)	1	(2)	Selling, general and administrative expenses
Currency exchange contracts	1	(4)	4	(4)	Net sales
Currency exchange contracts	—	—	1	(1)	Other (income) expense, net
Currency exchange contracts	—	—	(1)	(1)	Depreciation and amortization
Interest rate swaps	—	(1)	—	(1)	Interest expense
Total	$(10)	$9	$(15)	$34	(Loss) income before taxes
	2	(8)	3	(22)	Income tax benefit (provision)
	$(8)	$1	$(12)	$12	Net (loss) income

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of September 30, 2016	$(185)	$(8)	$(274)	$(467)
Other comprehensive loss before reclassifications	(140)	(25)	—	(165)
Amounts reclassified from AOCI, net	—	8	18	26
Net current-period other comprehensive (loss) income	(140)	(17)	18	(139)
Balance as of December 31, 2016	$(325)	$(25)	$(256)	$(606)

	Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of September 30, 2015	$(229)	$(75)	$(285)	$(589)
Other comprehensive (loss) income before reclassifications	(27)	15	5	(7)
Amounts reclassified from AOCI, net	—	(1)	3	2
Net current-period other comprehensive (loss) income	(27)	14	8	(5)
Balance as of December 31, 2015	$(256)	$(61)	$(277)	$(594)

	(A) Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive loss before reclassifications	(145)	(26)	17	(154)
Amounts reclassified from AOCI, net	16	12	20	48
Net current-period other comprehensive (loss) income	(129)	(14)	37	(106)
Balance as of December 31, 2016	$(325)	$(25)	$(256)	$(606)

	Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of March 31, 2015	$(213)	$(63)	$(285)	$(561)
Other comprehensive (loss) income before reclassifications	(43)	14	2	(27)
Amounts reclassified from AOCI, net	—	(12)	6	(6)
Net current-period other comprehensive (loss) income	(43)	2	8	(33)
Balance as of December 31, 2015	$(256)	$(61)	$(277)	$(594)
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    FAIR VALUE MEASUREMENTS
We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair value of certain financial instruments, including debt and long-term loans receivable from related parties, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent observable market inputs are not available, our fair value measurements will reflect the assumptions we used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:
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
For the electricity swap maturing January 5, 2017, the actual rate from the most recent swap settlement was approximately $39 per megawatt hour at December 31, 2016. We did not have any outstanding notional megawatt hours remaining as of December 31, 2016.
For the electricity swap maturing January 5, 2022, the average forward price at December 31, 2016, estimated using the method described above, was $42 per megawatt hour, which represented $1 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $39 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2016 and March 31, 2016, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and March 31, 2016 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2016		March 31, 2016
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$31	$(49)	$34	$(28)
Currency exchange contracts	54	(36)	59	(49)
Energy contracts	2	—	—	(5)
Interest rate swaps	—	—	—	(1)
Total level 2 instruments	87	(85)	93	(83)
Level 3 instruments
Energy contracts	—	(6)	1	(9)
Total level 3 instruments	—	(6)	1	(9)
Total gross	$87	$(91)	$94	$(92)
Netting adjustment (A)	(33)	33	(31)	31
Total net	$54	$(58)	$63	$(61)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $5 million for the nine months ended December 31, 2016 related to Level 3 financial instruments that were still held as of December 31, 2016. These unrealized gains were included in “Other (income) expense, net”.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2016	$(8)
Unrealized/realized gain included in earnings (B)	11
Unrealized/realized (loss) included in AOCI (C)	(7)
Settlements	(2)
Balance as of December 31, 2016	$(6)
(A) Represents net derivative liabilities.
(B) Included in “Other (income) expense, net”
(C) Included in "Change in fair value of effective portion of cash flow hedges, net"
Financial Instruments Not Recorded at Fair Value
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	December 31, 2016		March 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$13	$16	$16	$17
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,550	$4,744	$4,468	$4,659

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expenses, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Foreign currency remeasurement gains, net (A)	$(2)	$(4)	$(1)	$(5)
(Gain) loss on change in fair value of other unrealized derivative instruments, net (B)	(21)	2	(18)	(18)
Loss (gain) on change in fair value of other realized derivative instruments, net (B)	19	(16)	42	(50)
(Gain) loss on sale of assets, net	(2)	1	4	2
Loss on sale of business (C)	—	—	27	—
Loss on Brazilian tax litigation, net (D)	1	1	4	4
Interest income	(2)	(5)	(7)	(9)
Gain on business interruption insurance recovery (E)	—	—	—	(10)
Other, net	4	5	12	8
Other (income) expense, net	$(3)	$(16)	$63	$(78)

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 11 - Financial Instruments and Commodity Contracts for further details.

(C)
On September 30, 2016, we sold our 59.15% equity interest in Aluminum Company of Malaysia Berhad (ALCOM), a previously consolidated subsidiary, to Towerpack Sdn. Bhd. for $12 million (MYR 48 million), which was recorded in "Accounts receivable, net" as of September 30, 2016, and received in October 2016. The transaction includes our interest in the Bukit Raja, Malaysia facility, which processed aluminum within the construction/industrial and heavy and light gauge foil markets, and the wholly-owned entity Alcom Nikkei Specialty Coatings Sdn. Berhad. This sale is part of our continued strategy to exit certain non-core operations and align our growth strategy in the premium product markets. The sale resulted in a loss of $27 million during the nine months ended December 31, 2016. As a result of this sale, we no longer own any interest in ALCOM.

(D)	See Note 16 - Commitments and Contingencies - Brazil Tax and Legal Matters for further details.

(E)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected motor failure in fiscal 2015 and recognized a gain of $10 million during the nine months ended December 31, 2015.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Pre-tax income (loss) before equity in net loss of non-consolidated affiliates and noncontrolling interests	$119	$22	$117	$(37)
Canadian statutory tax rate	25%	25%	25%	25%
Provision (benefit) at the Canadian statutory rate	$30	$6	$29	$(9)
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	3	5	7	15
Exchange remeasurement of deferred income taxes	—	1	6	(13)
Change in valuation allowances	6	18	49	63
(Income) expense items not subject to tax	(2)	—	—	3
Tax gain - net	—	—	9	—
Dividends not subject to tax	—	(17)	(23)	(34)
Legislative changes including enacted tax rates	—	5	3	5
Tax rate differences on foreign earnings	10	(1)	25	2
Uncertain tax positions	3	(1)	4	(2)
Other — net	(3)	—	1	(2)
Income tax provision	$47	$16	$110	$28
Effective tax rate	39%	73%	94%	(76)%
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
As of December 31, 2016, we had a net deferred tax liability of $32 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $692 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of December 31, 2016 were approximately $15 million, of which $10 million was included in “Other long-term liabilities” and the remaining $5 million in “Accrued expenses and other current liabilities”. Of the total $15 million, $13 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $2 million. As of March 31, 2016, $7 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $10 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	December 31, 2016	March 31, 2016
Cash deposits (A)	$3	$2

Short-term settlement liability (B)	$9	$7
Long-term settlement liability (B)	57	57
Total settlement liability	$66	$64

Liability for other disputes and claims (C)	$21	$17

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Loss on Brazilian tax litigation, net	$1	$1	$4	$4
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of December 31, 2016 and March 31, 2016, we sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of December 31, 2016 were $16 million and as of March 31, 2016 were approximately $22 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of December 31, 2016 and March 31, 2016, there was no liability related to these repurchase obligations on our accompanying condensed consolidated balance sheets.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$444	$—	$—	$—	$444
Total assets	$2,358	$2,608	$1,428	$1,580	$101	$8,075

March 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$488	$—	$—	$—	$488
Total assets	$2,370	$2,687	$1,516	$1,584	$123	$8,280

Selected Operating Results Three Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$789	$684	$409	$386	$45	$2,313
Net sales-intersegment	—	9	3	13	(25)	—
Net sales	$789	$693	$412	$399	$20	$2,313

Depreciation and amortization	$38	$25	$14	$15	$(4)	$88
Income tax provision	$8	$8	$3	$19	$9	$47
Capital expenditures	$20	$16	$10	$9	$(7)	$48

Selected Operating Results Three Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$781	$697	$454	$378	$44	$2,354
Net sales-intersegment	1	32	29	23	(85)	—
Net sales	$782	$729	$483	$401	$(41)	$2,354

Depreciation and amortization	$35	$27	$15	$15	$(4)	$88
Income tax (benefit) provision	$(15)	$(3)	$3	$24	$7	$16
Capital expenditures	$31	$29	$11	$7	$—	$78

Selected Operating Results Nine Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,305	$2,158	$1,305	$1,044	$158	$6,970
Net sales-intersegment	2	31	9	46	(88)	—
Net sales	$2,307	$2,189	$1,314	$1,090	$70	$6,970

Depreciation and amortization	$112	$79	$44	$46	$(14)	$267
Income tax provision	$2	$11	$16	$58	$23	$110
Capital expenditures	$47	$49	$24	$28	$(10)	$138

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Nine Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,501	$2,310	$1,430	$1,094	$135	$7,470
Net sales-intersegment	4	138	98	75	(315)	—
Net sales	$2,505	$2,448	$1,528	$1,169	$(180)	$7,470

Depreciation and amortization	$106	$79	$46	$45	$(12)	$264
Income tax (benefit) provision	$(47)	$(16)	$8	$47	$36	$28
Capital expenditures	$108	$117	$31	$22	$4	$282

The following table shows the reconciliation from segment income for each of our regions to “Net loss attributable to our common shareholder” (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
North America	$92	$68	$268	$163
Europe	39	37	133	69
Asia	37	30	124	100
South America	83	77	237	190
Intersegment eliminations	—	—	—	(1)
Depreciation and amortization	(88)	(88)	(267)	(264)
Interest expense and amortization of debt issuance costs	(67)	(82)	(231)	(244)
Adjustment to eliminate proportional consolidation	(4)	(7)	(20)	(22)
Unrealized gains (losses) on change in fair value of derivative instruments, net	21	(2)	18	18
Realized gains (losses) on derivative instruments not included in segment income	1	1	2	(1)
Gain on assets held for sale	—	—	2	—
Loss on extinguishment of debt	—	—	(112)	(13)
Restructuring and impairment, net	(1)	(10)	(4)	(29)
Loss on sale of a business	—	—	(27)	—
Gain (loss) on sale of fixed assets	2	(1)	(4)	(2)
Other costs, net	(4)	(1)	(10)	(3)
Income before income taxes	111	22	109	(39)
Income tax provision	47	16	110	28
Net income (loss)	64	6	(1)	(67)
Net income attributable to noncontrolling interests	1	—	1	—
Net income (loss) attributable to our common shareholder	$63	$6	$(2)	$(67)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Major Customers and Primary Supplier
The table below shows our net sales to Affiliates of Ball Corporation (Ball), Ford, and Crown, our largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Ball (A)	26%	32%	27%	30%
Ford	11%	6%	10%	7%
Crown	10%	8%	10%	8%

(A)
In February of 2015, Ball Corporation made an offer to acquire Rexam. On June 30, 2016, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group. We have combined the sales for Ball and Rexam for presentation purposes. Prior period amounts disclosed above for Ball do not include the effects of the divestiture of the assets to the Ardagh Group.

Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Purchases from RT as a percentage of total	11%	13%	11%	13%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Nine Months Ended December 31,
	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$236	$284
Income taxes paid	$70	$66
As of December 31, 2016, we recorded $49 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to December 31, 2016. During the nine months ended December 31, 2016, we incurred capital lease obligations of $1 million. We incurred no capital lease obligations during the nine months ended December 31, 2015.

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2016. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2016, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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

HIGHLIGHTS
We reported "Segment income" of $251 million for the third quarter of fiscal 2017, compared to $212 million for the third quarter of fiscal 2016. The increase is primarily due to favorable impacts from strong operational performance globally, our focus on driving asset efficiency, record automotive shipments and prudent operating cost management. The increase is also due to the lessening of unfavorable metal price lag impacts caused by volatility in local market premiums in the prior year.
We reported "Net income" of $64 million in the three months ended December 31, 2016, compared with "Net income" of $6 million in the three months ended December 31, 2015. Capital expenditures declined as our larger strategic projects have all been completed. We spent $138 million on capital expenditures globally for the nine months ended December 31, 2016 compared to $282 million in the same period in prior year.
Additionally, we successfully refinanced a significant portion of our long-term debt through the repayment of our 2017 and 2020 Notes and the new issuance of 2024 and 2026 Notes during the nine months ended December 31, 2016. The refinancing resulted in a "Loss on extinguishment of debt" of $112 million; which will be offset by future annual interest savings of $55 million. Due to the reduced interest rates of these new issuances interest costs were lower during the three months ended December 31, 2016 by approximately $14 million.

BUSINESS AND INDUSTRY CLIMATE
Economic growth and material substitution continue to drive increasing global demand for aluminum rolled products. However, slower economic growth and an unseasonably cool start to the summer season in South America has muted beverage can demand in that region. Global can sheet overcapacity, increased competition from Chinese suppliers of flat rolled aluminum products, and customer consolidation are also adding downward pricing pressures in the can sheet market.
Meanwhile, the demand for aluminum in the automotive industry continues to grow. This demand has been primarily driven by the benefits that result from using lighter weight materials in vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle safety and performance. We expect the automotive aluminum market to grow significantly through the end of the decade, which has driven the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016
Net sales	$2,634	$2,482	$2,354	$2,402	$9,872	$2,296	$2,361	$2,313
Percentage (decrease) increase in net sales versus comparable previous year period	(2)%	(12)%	(17)%	(14)%	(11)%	(13)%	(5)%	(2)%
Rolled product shipments:
North America	261	269	253	249	1,032	242	252	247
Europe	252	250	232	244	978	246	236	226
Asia	193	187	193	187	760	178	176	162
South America	107	117	132	134	490	103	121	125
Eliminations	(45)	(35)	(31)	(26)	(137)	(14)	(12)	(10)
Total	768	788	779	788	3,123	755	773	750

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	3%	(1)%	2%	2%	(7)%	(6)%	(2)%
Europe	2%	7%	6%	2%	4%	(2)%	(6)%	(3)%
Asia	3%	1%	(3)%	(5)%	(1)%	(8)%	(6)%	(16)%
South America	(6)%	1%	2%	2%	—%	(4)%	3%	(5)%
Total	—%	3%	3%	4%	2%	(2)%	(2)%	(4)%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices based upon the LME prices for aluminum for the three and nine months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2016	2015	Change	2016	2015	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,659	$1,562	6%	$1,492	$1,789	(17)%
Average cash price during the period	$1,710	$1,495	14%	$1,634	$1,617	1%
Closing cash price as of end of period	$1,714	$1,508	14%	$1,714	$1,508	14%
The weighted average local market premium was as follows for the three and nine months ended December 31, 2016 and 2015 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2016	2015	Change	2016	2015	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$144	$177	(19)%	142	217	(35)%

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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We do not use derivative contracts to offset the impacts of local market premium price movements as these contracts are not prevalent in the market. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows. Reduced volatility of local market premiums reduced the amount of metal price lag for the nine months ended December 31, 2016.

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates.  We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation.  Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business.  The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2016 and 2015:

	Exchange Rate as of		Average Exchange Rate		Average Exchange Rate
	December 31, 2016	March 31, 2016	Three Months Ended December 31,		Nine Months Ended December 31,
			2016	2015	2016	2015
U.S. dollar per Euro	1.053	1.139	1.070	1.081	1.104	1.102
Swiss franc per Euro	1.072	1.094	1.079	1.087	1.088	1.069
Brazilian real per U.S. dollar	3.259	3.559	3.279	3.871	3.313	3.545
South Korean won per U.S. dollar	1,209	1,154	1,174	1,155	1,151	1,145
Canadian dollar per U.S. dollar	1.344	1.298	1.343	1.342	1.313	1.299

In both South Korea and Europe, operations are recorded in their local currency and translated into the U.S. dollar reporting currency. When comparing the operating results of the third quarter of fiscal 2017 with the third quarter of fiscal 2016, for South Korea and Europe, the stronger U.S. dollar resulted in a unfavorable foreign exchange translation.
In Brazil and Canada, the U.S. dollar is the functional currency due to predominantly U.S. dollar selling prices while our operating costs are predominately denominated in the Brazilian real and the Canadian dollar. The weaker U.S. dollar compared to the Brazilian real resulted in an unfavorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016. The stronger U.S. dollar compared to the Canadian dollar resulted in an favorable remeasurement of local currency operating costs and liabilities into the U.S. dollar in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. In the third quarter of fiscal 2017 and fiscal 2016, we recognized net currency gains of $2 million and $4 million, respectively, from the remeasurement of non-functional currency denominated assets and liabilities net of related hedging activities.  The movement of currency exchange rates during the third quarter of fiscal 2017 and the third quarter of fiscal 2016 resulted in less than $4 million of net unrealized losses and less than $1 million of net unrealized losses, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

Recent Developments
Sierre Leases
We lease real and personal property at our Sierre, Switzerland rolling facility from a subsidiary of Constellium N.V. (Constellium) as part of long-term, renewable lease agreements. In January 2017, Constellium submitted to the Company a notice of termination of the lease agreements on the grounds that the Company breached certain terms and failed to remedy the alleged breaches within the cure period under the lease agreements. The Company believes it has not breached the lease agreements and Constellium does not have a right to terminate the leases.  Novelis has submitted the dispute to arbitration under the rules of the International Chamber of Commerce as required by the lease agreements, has filed formal challenges to the termination notice, and has requested a stay of execution of the notice of termination at least until the arbitration has concluded.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2015
“Net sales” decreased $41 million, or 2%, driven by a 29 kt decrease in flat rolled products shipments. This was partially offset by the favorable impact from our strategic shift to higher conversion premium products and an increase in average aluminum prices.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $127 million, or 6%, due to a decrease in flat rolled product shipments and cost improvements; partially offset by higher average metal costs. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $94 million.
“Income before income taxes” for the three months ended December 31, 2016 was $111 million, compared to a $22 million "Income before income taxes" in the three months ended December 31, 2015. In addition to the factors noted above, the following additional items affected “Income before income taxes:”

•	A decline in interest expense resulting from the refinancing of the 2017 and 2020 Senior Notes during the second quarter 2017, which contain lower interest rate Notes;

•
Increased stability in the current year in local market premiums, which we are unable to hedge economically, resulted in a $4 million metal price lag loss in the current period compared to a $26 million loss in the prior year; and

•
Net gains related to changes in the fair value of other unrealized derivative instruments of $21 million compared to $2 million of losses in the same period in the prior year, which is reported as "Other (income) expense, net".

We recognized $47 million of tax expense for the three months ended December 31, 2016, primarily due to tax rate differences in foreign earnings and tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded. We recognized $16 million of tax expense for the three months ended December 31, 2015, primarily driven by tax losses in jurisdictions where we believe it to be more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded, offset by favorable remeasurement of deferred income taxes.
We reported “Net income attributable to our common shareholder” of $63 million for the three months ended December 31, 2016 as compared to “Net income attributable to our common shareholder” of $6 million for the three months ended December 31, 2015, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$789	$693	$412	$399	$20	$2,313
Shipments
Rolled products - third party	247	222	161	120	—	750
Rolled products - intersegment	—	4	1	5	(10)	—
Total rolled products	247	226	162	125	(10)	750
Non-rolled products	—	1	2	28	—	31
Total shipments	247	227	164	153	(10)	781

Selected Operating Results Three Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$782	$729	$483	$401	$(41)	$2,354
Shipments
Rolled products - third party	253	220	183	123	—	779
Rolled products - intersegment	—	12	10	9	(31)	—
Total rolled products	253	232	193	132	(31)	779
Non-rolled products	4	18	2	15	—	39
Total shipments	257	250	195	147	(31)	818

The following table reconciles changes in “Segment income” for the three months ended December 31, 2015 to the three months ended December 31, 2016 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment Income - Three Months Ended December 31, 2015	$68	$37	$30	$77	$—	$212
Volume	(6)	(7)	(16)	(8)	16	(21)
Conversion premium and product mix	(7)	(1)	4	(1)	(1)	(6)
Conversion costs (B)	16	11	12	5	(15)	29
Metal price lag (C)	17	3	1	1	—	22
Foreign exchange	—	1	5	10	—	16
Selling, general & administrative and research & development costs (D)	3	(4)	—	(1)	—	(2)
Other changes	1	(1)	1	—	—	1
Segment Income - Three Months Ended December 31, 2016	$92	$39	$37	$83	$—	$251

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
North America
“Net sales” increased $7 million, or 1%, primarily due to higher automotive and specialty shipments as we continue to adjust our product mix to match demand. As a result of the continued ramp-up of our new automotive lines in the region and higher demand in the automotive sector, we expect to see positive year over year automotive shipment growth in the remainder of fiscal year 2017. These factors were partially offset by lower can shipments.
“Segment income” increased $24 million to $92 million, due to strong operational performance resulting from lower metal input and conversion costs, favorable metal price lag due to reduced local market premium volatility and operational efficiencies. These positive factors were partially offset by lower volumes associated with can shipments and higher employment costs associated with our postretirement plans.
Europe
“Net sales” decreased $36 million, or 5%, primarily due to lower can shipments, partially offset by higher automotive shipments and higher average aluminum prices. We continue to experience strong market demand for automotive products.
“Segment income” increased to $39 million primarily related to lower metal input costs resulting from increased production and usage of internally manufactured sheet ingot from our new recycling facility in Nachterstedt, Germany, favorable metal price lag, and automotive shipment growth. These positive factors were partially offset by reduced can volumes.

Asia
“Net sales” decreased $71 million, or 15%, due to lower can shipments and pricing offset by an increase in average aluminum prices.
“Segment income” increased $7 million to $37 million primarily due to lower metal input costs resulting from increased production and usage of internally manufactured sheet ingot, favorable product mix within can and automotive, and changes in foreign currency rates, partially offset by lower can shipments and can pricing.

South America
“Net sales” decreased $2 million, primarily due to lower can shipments partially offset by an increase in average aluminum prices and increased shipments of specialty products over the prior year.
“Segment income” increased $6 million to $83 million, primarily reflecting foreign currency benefits, lower metal input costs and favorable pricing, which were partially offset lower can shipments and unfavorable mix within can.
Reconciliation of segment results to “Net income (loss) attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized (losses) gains on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income (loss) from reportable segments to “Net income (loss) attributable to our common shareholder” for the three months ended December 31, 2016 and 2015 (in millions).

	Three Months Ended December 31,
	2016	2015
North America	$92	$68
Europe	39	37
Asia	37	30
South America	83	77
Total segment income	251	212
Depreciation and amortization	(88)	(88)
Interest expense and amortization of debt issuance costs	(67)	(82)
Adjustment to eliminate proportional consolidation	(4)	(7)
Unrealized gains (losses) on change in fair value of derivative instruments, net	21	(2)
Realized gains on derivative instruments not included in segment income	1	1
Gain on assets held for sale	—	—
Restructuring and impairment, net	(1)	(10)
Gain (loss) on sale of fixed assets	2	(1)
Other costs, net	(4)	(1)
Income before income taxes	111	22
Income tax provision	47	16
Net income	64	6
Net income attributable to noncontrolling interests	1	—
Net income attributable to our common shareholder	$63	$6
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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2015
“Net sales” decreased $500 million, or 7%, driven by a 57 kt decrease in flat rolled product shipments and a decrease in average aluminum prices partially offset by the favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” decreased $858 million, or 13%, due to a decrease in flat rolled product shipments, lower average aluminum costs and cost improvements. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $800 million.
“Income before income taxes” for the nine months ended December 31, 2016 was $109 million, compared to a $39 million "Loss before income taxes" in the nine months ended December 31, 2015. In addition to the factors noted above, the following additional items affected “Loss before income taxes:”

•
Increased stability in the current year in local market premiums, which we are unable to hedge economically, resulted in a $32 million metal price lag loss in the first nine months of this fiscal year compared to an $165 million loss in the prior year;

•	"Restructuring and impairment, net" for the nine months ended December 31, 2016 was $4 million compared to $29 million of expenses in the same period of the prior year;

•	A decline in interest expense resulting from the refinancing of the 2017 and 2020 Senior Notes during the second quarter 2017, which contain lower interest rate Notes;

•
"Loss on extinguishment of debt" in the current year of $112 million relates to the extinguishment of our 2017 and 2020 Senior Notes and in the prior year the loss relates to the partial extinguishment of our Term Loan Facility, which was amended during the first quarter of fiscal 2016; and

•	A loss of $27 million was recognized on the sale of our interest in the Aluminium Company of Malaysia Berhad, which was reported as Other (income) expense, net".
We recognized $110 million of tax expense for the nine months ended December 31, 2016, primarily due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and tax rate differences on foreign earnings, offset by dividends not subject to tax. We recognized $28 million of tax expense for the nine months ended December 31, 2015, primarily driven by tax losses in jurisdictions where we believe it to be more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded, offset by favorable foreign exchange translation and remeasurement of deferred income taxes and dividends not subject to tax.
We reported “Net loss attributable to our common shareholder” of $2 million for the nine months ended December 31, 2016 as compared to "Net loss attributable to our common shareholder" of $67 million for the nine months ended December 31, 2015, primarily as a result of the factors discussed above.

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

Selected Operating Results Nine Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,307	$2,189	$1,314	$1,090	$70	$6,970
Shipments
Rolled products - third party	740	695	512	331	—	2,278
Rolled products - intersegment	1	13	4	18	(36)	—
Total rolled products	741	708	516	349	(36)	2,278
Non-rolled products	3	6	6	61	—	76
Total shipments	744	714	522	410	(36)	2,354

Selected Operating Results Nine Months Ended December 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,505	$2,448	$1,528	$1,169	$(180)	$7,470
Shipments
Rolled products - third party	782	686	538	329	—	2,335
Rolled products - intersegment	1	48	35	27	(111)	—
Total rolled products	783	734	573	356	(111)	2,335
Non-rolled products	13	82	4	59	—	158
Total shipments	796	816	577	415	(111)	2,493

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2015 to the nine months ended December 31, 2016 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment Income - Nine Months Ended December 31, 2015	$163	$69	$100	$190	$(1)	$521
Volume	(41)	(25)	(33)	(7)	60	(46)
Conversion premium and product mix	(1)	11	(2)	18	4	30
Conversion costs (B)	88	23	39	13	(63)	100
Metal price lag (C)	71	61	3	(2)	—	133
Foreign exchange	(2)	3	9	30	—	40
Selling, general & administrative and research & development costs (D)	2	(6)	3	(4)	—	(5)
Other changes	(12)	(3)	5	(1)	—	(11)
Segment Income - Nine Months Ended December 31, 2016	$268	$133	$124	$237	$—	$762

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

North America
“Net sales” decreased $198 million, or 8%, primarily due to lower average aluminum prices and lower can shipments partially offset by higher automotive shipments as we continue to adjust our product mix to match demand.
“Segment income” increased $105 million, or 64% to $92 million, due to strong operational performance resulting from lower metal input and conversion costs, favorable metal price lag due to reduced local market premium volatility and operational efficiencies. These positive factors were partially offset by lower volumes associated with can shipments and higher employment costs associated with our postretirement plans and higher fixed costs related to commissioning of our third automotive line.

Europe
“Net sales” decreased $259 million, or 11%, primarily due to lower can shipments and lower average aluminum prices, partially offset by higher automotive shipments.
“Segment income” increased $64 million to $133 million, primarily related to favorable metal price lag, lower metal input costs resulting from increased production and usage of internally manufactured sheet ingot from our new recycling facility in Nachterstedt, Germany, and favorable product mix as a result of our portfolio optimization efforts. These benefits were partially offset by reduced can and specialty volumes.

Asia
“Net sales” decreased $214 million, or 14%, due to lower can shipments, lower can pricing, and lower average aluminum prices.
“Segment income” increased $24 million to $124 million, primarily due to lower metal input costs associated with increased usage of internally manufactured sheet ingot, a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, favorable product mix within can and automotive, and foreign currency exchange rates. These factors were partially offset by lower can shipments and can pricing.

South America
“Net sales” decreased $79 million, or 7%, due to lower average aluminum prices and lower can shipments offset by favorable pricing conditions and higher specialties shipments.
“Segment income” increased $47 million to $237 million, primarily due to foreign currency benefits, favorable can pricing, lower metal input costs, and operational efficiencies, which were partially offset by lower can shipments.

Reconciliation of segment results to “Net income attributable to our common shareholder”

Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net loss attributable to our common shareholder” for the nine months ended December 31, 2016 and 2015 (in millions).

	Nine Months Ended December 31,
	2016	2015
North America	$268	$163
Europe	133	69
Asia	124	100
South America	237	190
Intersegment eliminations	—	(1)
Total Segment income	762	521
Depreciation and amortization	(267)	(264)
Interest expense and amortization of debt issuance costs	(231)	(244)
Adjustment to eliminate proportional consolidation	(20)	(22)
Unrealized gains on change in fair value of derivative instruments, net	18	18
Realized gains (losses) on derivative instruments not included in segment income	2	(1)
Gain on assets held for sale	2	—
Loss on extinguishment of debt	(112)	(13)
Restructuring and impairment, net	(4)	(29)
Loss on sale of a business	(27)	—
Loss on sale of fixed assets	(4)	(2)
Other costs, net	(10)	(3)
Income (loss) before income taxes	109	(39)
Income tax provision	110	28
Net loss	(1)	(67)
Net income attributable to noncontrolling interests	1	—
Net loss attributable to our common shareholder	$(2)	$(67)
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
Debt Refinancing
In January 2017, we entered into a new Term Loan Credit Agreement. The Agreement provided Novelis with $1.8 billion, and the proceeds were used to extinguish the existing Term Loan agreement originally maturing on June 2, 2022 and fund related transaction expenses. The Term Loan Credit Agreement matures on June 2, 2022, subject to 0.25% quarterly amortization payments. The Term Loan Credit Agreement also requires customary mandatory prepayments with excess cash flow, asset sale and condemnation proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at the Company’s election without penalty or premium; provided that any optional prepayment in connection with a repricing amendment or refinancing through the issuance of lower priced debt made within six-months after the earlier of (i) completion of the initial syndication of the Term Loan and (ii) April 13, 2017, will be subject to a 1.00% prepayment premium. The Term Loan Credit Agreement allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Credit Agreement have not committed to provide any such additional term loans. Future annual cash interest savings will be approximately $24 million compared to the original Term Loan.
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

For the nine months ended December 31, 2016, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the nine months ended December 31, 2016)	21%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for the nine months ended December 31, 2016)	17%
Consolidated assets are owned by non-guarantor subsidiaries (as of December 31, 2016)	17%

In addition, for the nine months ended December 31, 2016 and the year ended March 31, 2016, the Company’s subsidiaries that are not guarantors had net sales of $1.7 billion and $2.4 billion, respectively, and, as of December 31, 2016, those subsidiaries had assets of $1.8 billion and debt and other liabilities of $1.2 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of December 31, 2016 and March 31, 2016 is as follows (in millions):

	December 31, 2016	March 31, 2016
Cash and cash equivalents	$505	$556
Availability under committed credit facilities	534	640
Total liquidity	$1,039	$1,196
Available liquidity decreased $157 million to $1,039 million as of December 31, 2016. The decrease is primarily attributable to the extinguishment of the $200 million Subordinated Lien Revolver, debt issuance costs of $139 million and Fx and other decreases of $31 million; offset by an increase in the ABL borrowing base of $73 million, proceeds under our debt instruments of $111 million and positive free cash flow of $29 million. As of December 31, 2016, our availability under committed credit facilities of $534 million was comprised of $298 million under our ABL Revolver, and $236 million under our Korea, China, and Middle East loan facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2016, we held less than $1 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2016, we held $209 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2016, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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
The following table shows “Free cash flow” for the nine months ended December 31, 2016 and 2015, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2016	2015	Change
Net cash provided by operating activities	$151	$1	$150
Net cash used in investing activities	(122)	(296)	174
Less: Proceeds from sales of assets, net of transaction fees and hedging	—	(2)	2
Free cash flow	$29	$(297)	$326
Ending cash and cash equivalents	$505	$457	$48

Operating Activities
Net cash provided by operating activities was $151 million for the nine months ended December 31, 2016, which was favorable compared to net cash provided by operating activities of $1 million for the nine months ended December 31, 2015. The favorable variance primarily relates to higher "Segment income." The following summarizes changes in working capital accounts (in millions).

	Nine Months Ended December 31,
	2016	2015	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$(108)	$166	$(274)
Inventories	(200)	146	(346)
Accounts payable	59	(422)	481
Other current assets and liabilities	(99)	(36)	(63)
Net change in working capital	$(348)	$(146)	$(202)

Nine Months Ended December 31, 2016
"Accounts receivable, net" increased due to the timing of cash collections on certain customer receivables balances offset by 2% lower sales and higher factoring balances. As of December 31, 2016 and March 31, 2016, we had factored, without recourse, certain trade receivables aggregating $846 million and $626 million, respectively, which had a favorable impact to net cash provided by operating activities of $220 million for the nine months ended December 31, 2016. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand partially offset by lower average metal costs. The higher quantities of inventory on hand at December 31, 2016 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of December 31, 2016, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to December 31, 2016. Our estimated repurchase obligation for this inventory as of December 31, 2016 is $16 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. "Accounts payable" increased $59 million in the nine months ended December 31, 2016 due primarily to the timing of payments to vendors.
Included in cash flows from operating activities for the nine months ended December 31, 2016 were $236 million of interest payments, $70 million of cash paid for income taxes, $10 million of payments on restructuring programs, and $48 million of contributions to our pension plans. As of December 31, 2016, we had $23 million of outstanding restructuring liabilities, of which $15 million we estimate will result in cash outflows within the next twelve months. We also expect to incur restructuring charges in future periods as we dismantle the smelter site in South America.

Nine Months Ended December 31, 2015
"Accounts receivable, net" decreased due to 11% lower sales and higher forfaiting and factoring (collectively referred to as factoring) of accounts receivable. As of December 31, 2015 and March 31, 2015, we had factored, without recourse, certain trade receivable aggregating $852 million and $591 million, respectively, which had a favorable impact to net cash provided by operating activities of $261 million for the nine months ended December 31, 2015. "Inventories" were lower due to lower average metal costs, partially offset by higher quantities on hand. The higher quantities of inventory on hand at December 31, 2015 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of December 31, 2015, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties at market prices subsequent to December 31, 2015. Our estimated repurchase obligation for this inventory as of December 31, 2015 is $23 million, based on market prices as of these dates. "Accounts payable" declined $422 million in the nine months ended December 31, 2015 due to lower metal input costs, partially offset by longer payment terms with certain vendors.
Included in the cash flows from operating activities for the nine months ended December 31, 2015 were $284 million of interest payments, $66 million of cash paid for income taxes, $18 million of payments on restructuring programs, and $45 million of contributions to our pension plans.
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
More details on our operating activities can be found above in “Results of operations for the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Nine Months Ended December 31,
	2016	2015	Change
Capital expenditures	$(138)	$(282)	$144
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	7	(11)	18
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	2	—
Outflows from the sale of a business, net of transaction fees	(2)	—	(2)
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	12	(5)	17
Net cash used in investing activities	$(122)	$(296)	$174
For the nine months ended December 31, 2016, our "Capital expenditures" were primarily attributable to maintenance of existing property, plant, and equipment. For the nine months ended December 31, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany.
As of December 31, 2016, we had $49 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2016. We expect capital expenditures for fiscal 2017 to be approximately $250 million.
The settlement of undesignated derivative instruments resulted in cash inflow of $7 million and cash outflow of $11 million, in the nine months ended December 31, 2016 and 2015, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

"Outflows from the sale of a business, net of transaction fees" is comprised of cash of held by ALCOM, which was a consolidated entity sold during the three months ended September 30, 2016, offset by additional proceeds of $12 million received during the three months ended December 31, 2016. Refer to Note 14 - Other Expense (Income), Net for further details.
“Proceeds (outflows) from investments in and advances to non–consolidated affiliates, net" for nine months ended December 31, 2016 and 2015 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.
Financing Activities
The following table presents information regarding our “Net cash (used in) provided by financing activities” (in millions).

	Nine Months Ended December 31,
	2016	2015	Change
Proceeds from issuance of long-term and short-term borrowings	$2,770	$151	$2,619
Principal payments of long-term and short-term borrowings	(2,676)	(194)	(2,482)
Revolving credit facilities and other, net	(20)	178	(198)
Dividends, noncontrolling interest	—	(1)	1
Debt issuance costs	(139)	(15)	(124)
Net cash (used in) provided by financing activities	$(65)	$119	$(184)
Nine Months Ended December 31, 2016
During the nine months ended December 31, 2016, we received proceeds of $1.15 billion and $1.5 billion, related to the issuance of our new 2024 and 2026 Notes, respectively. We also received proceeds related to the issuance of new short term loans in Brazil and Vietnam of $81 million and $40 million, respectively. Additionally, we made principal repayments of $1.1 billion and $1.4 billion on our 2017 Notes and 2020 Notes, respectively, $87 million on short-term loans in Brazil, $49 million on Novelis Vietnam loan repayments, $42 million on Korean loan repayments, $14 million on the Term Loan, $7 million on capital leases and $3 million in other principal repayments. The net cash repayments from our credit facilities balance is related to $12 million net repayments on our Middle East and Africa (MEA) facilities offset by net proceeds of $17 million in our China credit facilities.
As of December 31, 2016, our short-term borrowings were $517 million consisting of $367 million of loans under our ABL Revolver, $71 million in Novelis Brazil loans, $58 million in Novelis China loans, $11 million in Novelis Korea bank loans and $10 million of other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 2.65% as of December 31, 2016.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2016 and March 31, 2016, we are not involved in any unconsolidated SPE transactions.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2016, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2016.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recorded in the accompanying December 31, 2016 condensed consolidated balance sheet.
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

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2016, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(80)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended December 31, 2016, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2016, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2016, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(27)
Euro	10%	(38)
Korean won	(10)%	(33)
Canadian dollar	(10)%	(4)
British pound	(10)%	(13)
Swiss franc	(10)%	(31)
Chinese yuan	10%	(6)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
Our Term Loan Facility is a floating rate obligation with a floor feature. Our interest rate paid is a spread of 3.25% plus the higher of LIBOR or 75 basis points (0.75% floor). As of December 31, 2016, LIBOR was 77 basis points (0.77%), which resulted in an interest rate of 4.02%. As of December 31, 2016, a 10 basis point increase or decrease in LIBOR interest rates would have had less than $1 million impact on our annual pre-tax income.
From time to time, we have used interest rate swaps to manage our debt cost. As of December 31, 2016, there were no USD LIBOR based interest rate swaps outstanding.
In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of December 31, 2016.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2016, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.
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

4.1
Indenture relating to the 6.25% Senior Notes due 2024, dated August 29, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors names on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.2
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

10.1
Term Loan Credit Agreement dated as of January 10, 2017, among Novelis Inc., as borrower, AV Metals, Inc., and the other guarantors party thereto, the lenders party thereto, and Standard Chartered Bank, as administrative agent and collateral agent.

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
Date: February 7, 2017

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

4.1
Indenture relating to the 6.25% Senior Notes due 2024, dated August 29, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.2
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

10.1
Term Loan Credit Agreement dated as of January 10, 2017, among Novelis Inc., as borrower, AV Metals, Inc., and the other guarantors party thereto, the lenders party thereto, and Standard Chartered Bank, as administrative agent and collateral agent.

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