Form 10-K
period 2017-03-31
Novelis Inc.
filed 2017-05-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes   ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging grown company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of May 9, 2017, the Registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:

•	relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders;

•	changes in the prices and availability of aluminum (or premiums associated with aluminum prices) or other materials and raw materials we use;

•	fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities;

•	our ability to access financing, repay existing debt or refinance existing debt to fund current operations and for future capital requirements;

•	our indebtedness and our ability to generate cash to service our indebtedness;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	the capacity and effectiveness of our hedging activities;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to future acquisitions or divestitures;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1. Business,” “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Period	At Period End	Average Rate(A)	High	Low
Year Ended March 31, 2013	1.0160	1.0030	1.0334	0.9601
Year Ended March 31, 2014	1.1044	1.0577	1.1127	1.0074
Year Ended March 31, 2015	1.2666	1.1467	1.2681	1.0665
Year Ended March 31, 2016	1.2978	1.3115	1.4015	1.2065
Year Ended March 31, 2017	1.3289	1.3137	1.3439	1.2542

(A)	This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Annual Report, consolidated “aluminum rolled product shipments,” “flat rolled product shipments,” or "shipments" refers to aluminum rolled products shipments to third parties. “Aluminum rolled product shipments," “flat rolled product shipments,” or "shipments" associated with the regions refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled products shipments as well as certain other non-rolled products shipments, primarily scrap, used beverage cans (UBCs), ingot, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” which are commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
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

PART I
Item 1. Business
Overview
We are the world’s leading aluminum rolled products producer, based on shipment volume of 3,067 kt in fiscal 2017. We are also the global leader in the recycling of aluminum. We are the only known company of our size and scope focused solely on aluminum rolled products markets and capable of local supply of technologically sophisticated aluminum products in all four major industrialized continents: North America, South America, Europe and Asia. We had “Net sales” of $10 billion for the year ended March 31, 2017.
Our History
Organization and Description of Business
All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco Industries Limited. We produce aluminum sheet and light gauge products primarily for use in the beverage can, automotive, specialty products (including consumer electronics, architecture, and other transportation) and foil markets. We also have recycling operations in many of our plants to recycle aluminum. As of March 31, 2017, we had manufacturing operations in ten countries on four continents: North America, South America, Europe and Asia, through 24 operating facilities, including recycling operations in eleven of these plants.
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
Recycled aluminum is generally purchased at a discount compared to the price of primary aluminum depending on type and quality of the scrap, geographic region, and other market factors.
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
Foil wrap or packaging foil is another packaging application and it includes household and institutional aluminum foil. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays.
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white") as well as automotive body panel applications, including hoods, deck lids, fenders and lift gates. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by government regulations requiring improved emissions and better fuel economy; while also maintaining or improving vehicle performance and safety.
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
Consumer Durables and Other. Aluminum’s lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and its corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, mobile devices, and digital music players. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners and cooking utensils.

Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale; and significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. Our primary competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Arconic
Aleris International, Inc. (Aleris)	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd
Arconic Inc. (Arconic)	China Zhongwang Holdings Limited
Constellium N.V. (Constellium)	Chinalco Group
Granges	Henan Mingtai Aluminum Industrial Co., Ltd
UACJ Corporation/ Tri-Arrows Aluminum Inc. (Tri-Arrows)	Henan Zhongfu Industrial Co., Ltd
Kobe Steel Ltd.
Europe	Shandong Nanshan Aluminum Co., Ltd
Aleris	Southwest Aluminum (Group) Co., Ltd.
Arconic	UACJ Corporation
Constellium
Norsk Hydro A.S.A.	South America
Arconic
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

Key Factors Affecting Supply and Demand
The following factors have historically affected the supply of aluminum rolled products:
Production Capacity and Alternative Technology. The addition of rolling capacity requires large capital investments and significant plant construction or expansion, and typically requires long lead-time equipment orders. Advances in technological capabilities allow aluminum rolled products producers to better align product portfolios and supply with industry demand. There are lower cost ways to enter the industry such as continuous casting, which offers the ability to increase capacity in smaller increments than is possible with hot mill additions; however, the continuous casting process results in a more limited range of products.
Trade. Some trade flows occur between regions despite shipping costs, import duties and the lack of localized customer support. Higher value-added products are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets, as we have seen with China.

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
Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations, improve performance and reduce carbon emissions in a cost-efficient manner. As a result of aluminum’s durability, strength and light weight, automobile manufacturers are substituting heavier alternatives such as steel and iron with aluminum. Carbon fiber is another lightweight material option, but its relatively high cost and limited end-of-life recyclability reduce its competitiveness as a widespread material substitute today. Consequently, demand for flat rolled aluminum products has increased. We also see strong substitution trends toward aluminum and away from steel in the beverage can market in certain regions.
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
Sustainability. Growing awareness of environmentalism and demand for recyclable products has increased the demand for aluminum rolled products. Unlike other commonly recycled materials such as paper or PET plastic, aluminum can be infinitely recycled without affecting the quality of the product. Additionally, the recycling process uses 95% less energy than is required to produce primary aluminum from mining and smelting, with an equivalent reduction in greenhouse gas emissions.
Our Business Strategy
Following the successful completion of significant multi-year capital investments to increase our capacity, reshape our product portfolio and expand our recycling capacity, our primary objective as the world’s largest aluminum rolling and recycling company is to increase shareholder value by delivering best in class customer service and high-quality, innovative solutions. In addition, we will maximize shareholder value through free cash flow generation and increasing return on capital employed. We intend to achieve these objectives through the following areas of focus:

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
Our customers demand consistent, high-quality products. We are committed to producing the best quality products and providing reliable on-time delivery and be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers.

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
We strive to service our customers in a consistent, global manner through seamless alignment of goals, methods and metrics across the organization, while still allowing for local flexibility.

Focus on Premium Products
We focus on capturing global growth in beverage can, automotive and specialty products markets. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This ensures that we grow in attractive market segments, while also taking actions to exit unattractive ones. We will continue to focus on these core products to drive enhanced profitability. In the recent past, we have taken steps to exit certain non-core operations, including aluminum smelting operations and hydroelectric facilities in Brazil, and consumer foil operations in North America and Europe.
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

Utilize Recycled Metal Inputs
Utilizing recycled material allows us to diversify our metal supply, helps to control metal costs and provides environmental benefits. Since fiscal year 2011, our recycled inputs have increased from 33% to 55% in fiscal year 2017.
Novelis is working closely with our customers on innovation to drive more sustainable products for society. Novelis is the only company of its size offering independently certified, high-recycled content aluminum sheet for our beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as seeking to purchase the aluminum scrap resulting from our automotive customers’ production processes.
Raw Materials and Suppliers
The input materials we use in manufacturing include primary aluminum, recycled aluminum, sheet ingot, alloying elements and grain refiners. These raw materials are generally available from several sources and are not generally subject to supply constraints in normal market conditions. We also consume considerable amounts of energy in the operation of our facilities.
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,490 kt of primary aluminum in fiscal 2017 in the form of sheet ingot, standard ingot and molten metal, approximately 21% of which we purchased from RT.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like vehicles and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,700 kt of recycled material inputs in fiscal 2017 and have made recycling investments in all of our operating regions to increase the amount of recycled material we use as raw materials.
The materials that we recycle are remelted, cast and then used in our operations. The net effect of all recycling activities was that on average approximately 55% of our total aluminum rolled products shipments in fiscal 2017 were made from recycled inputs. The overall benefit we receive from utilizing recycled metal is influenced by: 1) the overall price levels of the LME and local market premiums, 2) the spread between the price for recycled aluminum and the LME primary aluminum price and 3) our consumption levels of the recycled material inputs.

Our recycled content performance and methodology are detailed in our annual sustainability report, which can be found at www.novelis.com/sustainability. Information in our sustainability report does not constitute part of this Annual Report on Form 10-K.
Energy
We use several sources of energy in the manufacture and delivery of our aluminum rolled products. In fiscal 2017, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. Natural gas prices in Europe and South America have historically been more stable than in the United States. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
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

Net sales in millions	Year Ended March 31,
Shipments in kilotonnes	2017	2016	2015
Consolidated
Net sales	$9,591	$9,872	$11,147
Total shipments	3,176	3,325	3,374
North America(A)
Net sales	$3,228	$3,266	$3,483
Total shipments	1,014	1,049	1,030
Europe(A)
Net sales	$2,968	$3,223	$3,783
Total shipments	951	1,076	1,153
Asia(A)
Net sales	$1,791	$1,992	$2,340
Total shipments	699	770	770
South America(A)
Net sales	$1,510	$1,575	$1,850
Total shipments	562	569	583

(A)
"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

The following is a description of our operating segments as of March 31, 2017:
North America
Headquartered in Atlanta, Georgia, Novelis North America operates eight aluminum rolled products facilities. This includes two fully dedicated recycling facilities and one facility with recycling operations. These sites manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural and other industrial applications. The majority of North America’s volumes are currently directed toward the beverage can sheet market.

Recycling is important in the manufacturing process and we have three facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and automotive scrap, and the material is cast into sheet ingot at our plants in Greensboro, Georgia; Berea, Kentucky; and Oswego, New York. Additionally, our Logan Aluminum joint venture facility ("Logan") in Russellville, Kentucky is a manufacturer of aluminum sheet products for the can stock market and operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing.
In response to the lightweighting trend in the automotive industry, we have expanded our Oswego, New York facility by constructing three automotive finishing lines and supporting automotive scrap recycling capabilities.
Europe
Headquartered in Küsnacht, Switzerland, Novelis Europe operates ten aluminum rolled product facilities. This includes two fully dedicated recycling facilities and two facilities with recycling operations. These sites manufacture a broad range of sheet and foil products. We also have distribution centers in Italy and sales offices in several European countries. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil and technical products and lithographic sheet. Beverage and food can represent the largest end-use market in terms of shipment volume for Europe. Operations include our 50% joint venture interest in Aluminium Norf GmbH (Alunorf), which is the world’s largest aluminum rolling and remelt facility. Alunorf supplies high quality can stock, foilstock and feeder stock for finishing at our other European operations.
We have built a fully integrated recycling facility at our Nachterstedt, Germany plant, which commissioned in fiscal 2015 and is the largest aluminum recycling facility in the world. Additionally, a second automotive finishing line at our Nachterstedt, Germany facility was commissioned in fiscal 2016, to further expand our production of aluminum automotive sheet products in Europe.
Asia
Headquartered in Seoul, South Korea, Novelis Asia operates four aluminum rolled product facilities. This includes three facilities with recycling operations. These sites manufacture a broad range of aluminum sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial and other products. The beverage can market represents the largest end-use market in terms of volume. Recycling is an important part of our operations with recycling facilities at both the Ulsan and Yeongju, South Korea plants. Additionally, we have a facility in Binh Duong, Vietnam, which handles the collection and processing of UBCs.
We built an aluminum automotive sheet finishing plant in Changzhou, China, which was commissioned in fiscal 2015.
South America
Headquartered in Sao Paulo, Brazil, Novelis South America operates two aluminum rolled product facilities. This includes one facility with recycling operations. These sites manufacture a broad range of can sheet, industrial sheet and light gauge products. The main markets are beverage and food can, specialty, industrial, foil and other packaging and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume.
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

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch LLC	BMW Group
Ardagh Group	Daimler Group
Ball Corporation	Fiat Chrysler Automobiles N.V.
Can-Pack S.A.	Ford Motor Company
Crown Cork & Seal Company	General Motors LLC
Various bottlers of the Coca-Cola System	Jaguar Land Rover Limited
Volkswagen Group
Construction, Industrial and Other
Agfa Graphics	Electronics
Lotte Aluminum Co. Ltd.	LG International Corporation
Prefa	Samsung Electronics Co., Ltd
Reynolds Consumer Products LLC
Ryerson Inc.
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
Additional information related to our top customers is contained in Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying audited consolidated financial statements.

Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Year Ended March 31,
	2017	2016	2015
Direct sales as a percentage of total “Net sales”	94%	95%	92%
Distributor sales as a percentage of total “Net sales”	6%	5%	8%
Direct Sales
We supply various end-use markets all over the world through a direct sales force operating from individual facilities or sales offices, as well as from regional sales offices in 10 countries. The direct sales channel typically serves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries using aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
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
Research and Development
The table below summarizes our “Research and development expenses”, which include mini-scale production lines equipped with hot mills, can lines and continuous casters (in millions).

	Year Ended March 31,
	2017	2016	2015
Research and development expenses	$58	$54	$50
We conduct research and development activities in order to satisfy current and future customer requirements, improve our products and reduce our conversion costs. Our customers work closely with our research and development professionals to improve their production processes and market options. We have approximately 350 employees dedicated to research and development. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialty markets.

Our Employees
The table below summarizes our approximate number of employees by region, including our proportionate share of those employed by less than wholly owned affiliates.

Employees	North America	Europe	Asia	South America	Total
March 31, 2017	3,310	4,880	1,670	1,590	11,450
March 31, 2016	3,430	4,970	2,020	1,550	11,970
We consider our employee relations to be satisfactory. A substantial portion of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of varying durations. As of March 31, 2017, approximately 1,800 of our employees were covered under collective bargaining agreements that expire within one year.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold patents and patent applications on approximately 204 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
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

Available Information
We are a voluntary filer and not subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). However, we file periodic reports and other information with the Securities and Exchange Commission (SEC). We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

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

Our ten largest customers accounted for approximately 63%, 60%, and 55% of our total “Net sales” for the year ended March 31, 2017, 2016 and 2015, respectively. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, some of our customer contracts are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew, renegotiate or re-price such agreements could result in a reduction or loss in customer purchase volume or revenue, and if we are not successful in replacing business lost from such customers, our results of operations and cash flows could be adversely affected. Additionally, in the event of further consolidation among our customers, our customers may be able to use increased leverage in negotiating prices and other contract terms. Consolidation in our customer base may also lead to reduced demand for our products or cancellations of sales orders, which could adversely affect our results of operations and cash flows. We also factor and forfait certain trade receivables from time to time to manage working capital.  As a result, any deterioration of the financial condition or downgrade of the credit rating of certain of our customers may make it more difficult or costly for us to engage in these activities, which could negatively impact our cash flows and liquidity.

We face significant price and other forms of competition from other aluminum rolled products producers, which could hurt our results of operations and cash flows.

Generally, the markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, lead times, technical support and customer service. Some of our competitors may benefit from greater capital resources, more efficient technologies, lower raw material and energy costs and may be able to sustain longer periods of price competition. In particular, we face increased competition from producers in China, which have significantly lower production costs and pricing. For example, the price gap for aluminum between the Shanghai Futures Exchange ("SHFE") and the LME may make our products manufactured in Asia based on LME prices less competitive compared to products manufactured by competitors in China based on SHFE prices. Lower pricing by Chinese competitors has eroded the market prices of our products in the Chinese market and elsewhere in Asia and could further erode prices in the future.

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

Increased competition could cause a reduction in our shipment volumes and profitability, which could have a material adverse effect on our financial results and cash flows.

The end-use markets for certain of our products are highly competitive and customers may choose substitutes for our products.

The end-use markets for certain aluminum rolled products are highly competitive. Aluminum competes with other materials, such as steel, plastics, composite materials and glass, among others, for various applications, including in packaging, automotive, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry seeking to reduce vehicle weight may increase their use of high-strength steel and other materials rather than aluminum for certain applications. The willingness of customers to accept substitutes for aluminum products could have a material adverse effect on our financial results and cash flows.

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

The supply risks relating to our metal inputs vary by input type. For example, we produce sheet ingot internally and source the remainder of our requirements from multiple third parties in various jurisdictions, usually under contracts having a duration of at least one year. If our suppliers are unable to deliver sufficient quantities of aluminum on a timely basis, our production could be disrupted and our net sales, profitability and cash flows could be adversely affected. Although aluminum is traded on the world markets, developing alternative suppliers of sheet ingot could be time consuming and expensive.

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

We consume substantial amounts of energy in our rolling and casting operations. The factors affecting our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially affect our energy position adversely including:

•	increases in costs of natural gas;

•	increases in costs of supplied electricity;

•	increases in fuel oil related to transportation;

•	interruptions in energy supply due to equipment failure or other causes; and

•	the inability to extend energy supply contracts upon expiration on economical terms.

If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability and cash flows could decline.

Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.

Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales where purchase prices we pay tend to be fixed and paid earlier than sales prices we charge our customers. This creates a price exposure we call “metal price lag.” We use derivative instruments to manage the timing differences related to LME associated with metal price lag. However, the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume. The timing difference associated with metal price lag could positively or negatively impact our operating results and short term liquidity position.

A deterioration of our financial condition or a downgrade of our ratings by a credit rating agency could limit our ability or increase our costs to enter into hedging and financing transactions, and our business relationships and financial condition could be adversely affected.

A deterioration of our financial condition or a downgrade of our credit ratings for any reason could increase our borrowing costs, limit our access to the capital or credit markets or liquidity facilities, adversely affect our ability to obtain new financing on favorable terms or at all, result in more restrictive covenants for future indebtedness incurrences and have an adverse effect on our business relationships with customers, suppliers and hedging counterparties. We enter into various forms of hedging activities against currency, interest rate, energy and metal price fluctuations. Financial strength and credit ratings are important to the availability and terms of these hedging activities. As a result, any deterioration of our financial condition or downgrade of our credit ratings may make it more difficult or costly for us to engage in these activities in the future.

Adverse changes in currency exchange rates could negatively affect our financial results or cash flows and the competitiveness of our aluminum rolled products relative to other materials.

Our businesses and operations are exposed to the effects of changes in the exchange rates of the U.S. dollar, the Euro, the British pound, the Brazilian real, the Korean won, the Swiss franc and other currencies. We have implemented a hedging policy that attempts to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations which could have a material adverse effect on our financial results and cash flows.

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

We employ all of our senior executive officers and other highly-skilled key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment obligations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and if our highly skilled key employees leave us, we may be unable to promptly attract and retain qualified replacement personnel, which could result in our inability to improve manufacturing operations, conduct research activities successfully, develop marketable products and compete effectively for our share of the growth in key markets.

We could be adversely affected by disruptions of our operations.

Breakdown of equipment or other events, including catastrophic events such as war or natural disasters, leading to production interruptions at our plants could have a material adverse effect on our financial results and cash flows. Further, because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that have to reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. We may incur costs to correct any of these problems, in addition to facing claims from customers. Further, our reputation among actual and potential customers may be harmed, resulting in loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies would not cover all of our losses.

Our operations have been and will continue to be exposed to various business and other risks, changes in conditions and events beyond our control in countries where we have operations or sell products.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China and Brazil, and we market our products in these countries, as well as certain other countries in Asia, Africa, the Middle East and South America. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets.

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

Global uncertainty about the direction of US trade policy and the rising threat of changes in tariffs and trade barriers in countries where we do business could cause our customers to delay or reduce spending on our products. In addition, changes in trade policies could cause our costs to rise and negatively impact our ability to plan for future periods.

Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial results and cash flows.

We face risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control.

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly-own. These entities include our Alunorf, Germany and Logan, Kentucky joint ventures and our Sierre, Switzerland facility, the property and equipment of which we lease from a third party. Under the governing documents, agreements or securities laws applicable to certain of these entities, our ability to fully control certain operational matters may be limited. Further, in some cases we do not have rights to prevent a joint venture partner from selling its joint venture interests to a third party.

Derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

We use over-the-counter (OTC) derivative products to hedge against currency, interest rate, energy and metal price fluctuations. The Commodity Futures Trading Commission and the SEC have enacted certain rules and regulations to increase regulatory oversight of the OTC markets and the entities that participate in those markets. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) includes extensive provisions regulating the derivatives market, and many of the regulations implementing the derivatives provisions have become effective and additional requirements will become effective in the future. As such, we have become and could continue to become subject to additional regulatory costs, both directly and indirectly, through increased costs of doing business with more market intermediaries that are now subject to extensive regulation pursuant to the Dodd-Frank Act. Other regulations implementing the Dodd-Frank Act remain to be finalized or implemented and it is not possible to predict when this will be accomplished or what impact these regulations will have on our ability to hedge our business risks, or the costs of doing so.

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

A significant element of our strategy has been to invest in opportunities to increase the production capacity of our operating facilities through modifications of and investments in existing facilities and equipment and to evaluate other investments in organic growth in our target markets. In particular, over the past several years we have invested substantial resources into projects intended to increase our global automotive finishing capacity and raise the recycled content of our products. These projects involve numerous risks and uncertainties, including the risk that our forecasted demand levels prove to be inaccurate and the risk that aluminum price trends diminish the benefits we anticipate from our recycling investments.
Demand for our automotive products is dependent on vehicle production cycles and material preferences of our customers. Although certain automotive companies have increased their use of aluminum in recent years, there is no assurance that our automotive customers will not turn to steel or other materials in the future, due to the price of aluminum or other factors.

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

We have significant operations in Europe, including operations in the United Kingdom, and material portion of our revenues are generated in Europe. The June 2016 vote in the United Kingdom to withdraw from the European Union (Brexit) could result in legal uncertainty and influence the economic outlook of the European Union. In addition, elections in other European countries this year, including France and Germany, may also fuel economic uncertainty in the European Union. Any disruptions in the European financial markets or instability of the euro could have negative implications for global economic conditions. A significant global economic downturn or disruption in the financial markets could have a material adverse effect on our financial condition and results of operations.

A significant global economic downturn or disruption in the financial markets could have a material adverse effect on our financial condition and results of operations.

Our results of operations, cash flows and liquidity could be adversely affected if we were unable to transact in derivative instruments or if counterparties to our derivative instruments fail to honor their agreements.

We use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to transact in derivative instruments to manage these risks, our results of operations, cash flows and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations or services owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity in the derivative markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties.

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

Our indebtedness could adversely affect our business.

As of March 31, 2017, we had $4.9 billion of indebtedness outstanding. Our indebtedness and interest expense could have important consequences to our Company and holders of notes, including:

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
The total number of operating facilities within our operating segments as of March 31, 2017 is shown in the table below, including operating facilities we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with Recycling Operations
North America	8	3
Europe	10	4
Asia	4	3
South America	2	1
Total	24	11

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2017.
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

(B)	In fiscal 2015 and 2016, we began production at three automotive sheet finishing lines and expanded our recycling operations in our Oswego, New York facility.
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

Our Logan facility is a processing joint venture between us and Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan is a dedicated manufacturer of aluminum sheet products for the can stock market and operates modern and high-speed equipment for ingot casting, hot-rolling, cold-rolling and finishing. A portion of the can end stock is coated at North America’s Warren, Ohio facility, in addition to Logan’s on-site coating assets. Together with Tri-Arrows, we operate Logan as a production cooperative, with each party supplying its own primary metal inputs for conversion at the facility. The converted product is then returned to the supplying party at cost. Logan does not own any of the primary metal inputs or any of the converted products. Most of the fixed assets at Logan are directly owned by us and Tri-Arrows in varying ownership percentages or solely by each party.
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
Pinda is the largest aluminum rolling and recycling facility in South America in terms of shipments and is the only facility in South America capable of producing can stock. Pinda recycles primarily UBCs, and is engaged in tolling recycled metal for our customers.
We also own certain hydroelectric power assets that used to supply electricity for our primary aluminum smelting operations closed in December 2014. From 2015 onwards, we sold most of these hydroelectric power assets including one plant in fiscal 2017. Currently, there is one power plant operating, which is held for sale, that supplies energy to Pinda or sells energy on the spot market.

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

	Year Ended March 31,
	2017	2016	2015	2014	2013
Net sales	$9,591	$9,872	$11,147	$9,767	$9,812
Net income (loss) attributable to our common shareholder	$45	$(38)	$148	$104	$202
Return of capital (A)	$—	$—	$—	$250	$—

	March 31,
	2017	2016	2015	2014	2013
Total assets (B)	$8,344	$8,280	$9,102	$9,114	$8,522
Long-term debt (including current portion) (B)	$4,558	$4,468	$4,457	$4,451	$4,464
Short-term borrowings	$294	$579	$846	$723	$468
Cash and cash equivalents	$594	$556	$628	$509	$301
Total (deficit) equity	$(77)	$(59)	$(70)	$268	$239

(A)	In March 2014, we declared a return of capital to our shareholder in the amount of $250 million, which we subsequently paid on April 30, 2014.

(B)
The March 31, 2016 balance above is $30 million lower than the March 31, 2016 balance in the prior year disclosure due to the adoption of ASU 2015-03. Refer to Note 1 — Business and Summary of Significant Accounting Policies for further information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2017. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2017, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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

HIGHLIGHTS
We reported "Segment income" of $1,054 million for the year ended March 31, 2017, compared to $791 million in the prior year. The increase is primarily due to favorable impacts from strong operational performance globally, our focus on driving asset efficiency, lower metal input costs, record automotive shipments and significant operating cost reductions. The increase is also due to favorable foreign exchange, as well as the lessening of unfavorable metal price lag impacts caused by volatility in local market premiums in the prior year.

We reported "Net income" of $46 million for the year ended March 31, 2017, compared to "Net loss" of $38 million for the year ended March 31, 2016. Capital expenditures declined as our larger strategic projects have all been completed. We spent $224 million for the year ended March 31, 2017 compared to $370 million for the year ended March 31, 2016.

Additionally, we successfully refinanced a significant portion of our long-term debt through the repayment of our
2017 Notes, 2020 Notes and Term Loan with the new issuance of 2024 Notes, 2026 Notes and new Term Loan during fiscal year 2017. The refinancings resulted in a "Loss on extinguishment of debt" of $134 million, partially offset by interest expense decreasing by $33 million primarily as a result of lower interest rates on the new debt. Furthermore, we will benefit from future annual cash interest savings of $79 million.

Furthermore, effective May 10, 2017, Novelis Korea, a subsidiary of Novelis Inc., entered into definitive agreements with Kobe Steel Ltd. (Kobe) under which Novelis Korea and Kobe will jointly own and operate the Ulsan manufacturing plant currently owned by Novelis Korea. To effect the transaction, Novelis Korea will form a new wholly owned subsidiary, Ulsan Aluminum, Ltd. (UAL) and will contribute the assets of the Ulsan plant to UAL. Kobe will purchase up to 50% of the outstanding shares of UAL for a purchase price of $315 million. The agreements contemplate that each of Novelis Korea and Kobe will supply input metal to UAL and UAL will produce flat-rolled aluminum products exclusively for Novelis Korea and Kobe. The transaction is expected to close in September 2017, subject to customary closing conditions. Upon completion, the transaction will generate cash proceeds to enhance Novelis’ strategic flexibility and reduce its net debt.

BUSINESS AND INDUSTRY CLIMATE
Economic growth and material substitution continue to drive increasing global demand for aluminum and rolled products. However, slower economic growth in South America has muted beverage can demand in that region. Global can sheet overcapacity, increased competition from Chinese suppliers of flat rolled aluminum products, and customer consolidation are also adding downward pricing pressures in the can sheet market.
Meanwhile, the demand for aluminum in the automotive industry continues to grow. This demand has been primarily driven by the benefits that result from using lighter weight materials in the vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle safety and performance. We expect the automotive aluminum market to grow significantly through the end of the decade, which has driven the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)
	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	Jun 30, 2015	Sept 30, 2015	Dec 31, 2015	Mar 31, 2016	Mar 31, 2016	Jun 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	Mar 31, 2017
Net sales	$2,634	$2,482	$2,354	$2,402	$9,872	$2,296	$2,361	$2,313	$2,621	$9,591
Percentage increase (decrease) in net sales versus comparable previous year period	(2)%	(12)%	(17)%	(14)%	(11)%	(13)%	(5)%	(2)%	9%	(3)%
Rolled product shipments:
North America	261	269	253	249	1,032	242	252	247	269	1,010
Europe	252	250	232	244	978	246	236	226	235	943
Asia	193	187	193	187	760	178	176	162	174	690
South America	107	117	132	134	490	103	121	125	125	474
Eliminations	(45)	(35)	(31)	(26)	(137)	(14)	(12)	(10)	(14)	(50)
Total	768	788	779	788	3,123	755	773	750	789	3,067

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	3%	(1)%	2%	2%	(7)%	(6)%	(2)%	8%	(2)%
Europe	2%	7%	6%	2%	4%	(2)%	(6)%	(3)%	(4)%	(4)%
Asia	3%	1%	(3)%	(5)%	(1)%	(8)%	(6)%	(16)%	(7)%	(9)%
South America	(6)%	1%	2%	2%	—%	(4)%	3%	(5)%	(7)%	(3)%
Total	—%	3%	3%	4%	2%	(2)%	(2)%	(4)%	—%	(2)%

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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the years ended March 31, 2017, 2016, and 2015 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2017 versus	Year Ended March 31, 2016 versus
	2017	2016	2015	March 31, 2016	March 31, 2015
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,492	$1,789	$1,731	(17)%	3%
Average cash price during period	$1,688	$1,592	$1,889	6%	(16)%
Closing cash price as of end of period	$1,947	$1,492	$1,789	30%	(17)%

Local market premiums have been fairly stable over the past year, but in the previous year premiums decreased rapidly. The local market premiums in all four of our regions were lower for the year ended March 31, 2017 compared to the year ended March 31, 2016. The weighted average local market premium was as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2017 versus March 31, 2016	Year Ended March 31, 2016 versus March 31, 2015
	2017	2016	2015
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$151	$194	$464	(22)%	(58)%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.

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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the years ended March 31, 2017, 2016, and 2015:

	Exchange Rate as of March 31,			Average Exchange Rate Year Ended March 31,
	2017	2016	2015	2017	2016	2015
U.S. dollar per Euro	1.068	1.139	1.075	1.098	1.102	1.256
Brazilian real per U.S. dollar	3.168	3.559	3.208	3.290	3.624	2.504
South Korean won per U.S. dollar	1,116	1,154	1,105	1,148	1,158	1,059
Canadian dollar per U.S. dollar	1.329	1.298	1.267	1.314	1.312	1.147
Swiss franc per Euro	1.069	1.094	1.045	1.084	1.076	1.170

Exchange rate movements have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the Euro strengthens, but are adversely affected as the Euro weakens. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency manufacturing costs, we benefit as the real weakens, but are adversely affected as the real strengthens.
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries.  The impact of foreign exchange remeasurement, net of related hedges, was a net gain of $5 million in fiscal 2017, a net gain of $2 million in fiscal 2016, and a net loss of $27 million in fiscal 2015. The movement of currency exchange rates during fiscal 2017, fiscal 2016 and fiscal 2015 resulted in less than $8 million of net unrealized losses, less than $8 million of net unrealized gains, and $3 million of net unrealized gains, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

Recent Developments

Sierre Leases

We lease real and personal property at our Sierre, Switzerland rolling facility from a subsidiary of Constellium N.V. (Constellium) as part of a long-term, renewable lease agreement. In January 2017, Constellium submitted to the Company a notice of termination of the lease agreements on the grounds that the Company breached certain terms and failed to remedy the alleged breaches within the cure period of the lease agreements. The Company believes it has not breached the lease agreements and Constellium does not have a right to terminate the leases. Novelis has submitted the dispute to arbitration under the rules of the International Chamber of Commerce as required by the lease agreements, has filed formal challenges to the termination notice, and has requested a stay of execution of the notice of termination at least until the arbitration has concluded.

Results of Operations
Year Ended March 31, 2017 Compared with the Year Ended March 31, 2016
"Net sales" were $9.6 billion, a decrease of 3% driven by a 2% decrease in flat rolled product shipments and a 22% decrease in local market premiums, partially offset by a 6% increase in average base aluminum prices and a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” was $8.0 billion, a decrease of 9%, due to lower flat rolled product shipments and cost improvements which contributed to lower average metal costs. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $638 million.
“Income before income taxes” for the year ended March 31, 2017 was $197 million compared to $8 million in the year ended March 31, 2016. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
Increased stability in the current year local market premiums, resulted in a $31 million metal price lag loss during the year ended March 31, 2017 compared to a $172 million metal price lag loss during the year ended March 31, 2016.

•
“Restructuring and impairment, net” of $10 million for the year ended March 31, 2017, includes $5 million of severance charges and $3 million of other charges across our regions. Additionally, there were $2 million of impairment charges related to assets in North America. In the prior year, we incurred $48 million, which related to $21 million of charges related to capitalized software impairments, $14 million of severance and other charges related to restructuring actions at our global headquarters and $10 million of severance and other charges across our regions;

•	A decline in interest expense of $33 million primarily resulting from the refinancing of the 2017 Notes, 2020 Notes and Term Loan, due to lower interest rates;

•
"Loss on extinguishment of debt" in the current year of $134 million relates to the extinguishment of the 2017 Notes, 2020 Notes and Term Loan. In the prior year, the loss related to an amendment leading to a partial extinguishment of the Term Loan; and

•	A loss of $27 million was recognized on the sale of our interest in Aluminium Company of Malaysia Berhad, which was reported in "Other (income) expense, net".

•
A gain of $10 million was recognized related to the settlement of a business interruption recovery claim due to an outage at the hotmill in the Logan facility in North America for the year ended March 31, 2016. There were no such gain recorded in the current year.

We recognized $151 million of tax expense for the year ended March 31, 2017, due to the results of operations at statutory tax rates, as well as due to tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and tax rate differences on foreign earnings, offset by dividends not subject to tax. We recognized $46 million of tax expense for the year ended March 31, 2016, primarily due to the results of operations at statutory tax rates, tax losses in jurisdictions where we believe it to be more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and the net impact of foreign exchange translation and remeasurement of deferred income taxes, offset by dividends not subject to tax.
We reported “Net income attributable to our common shareholder” of $45 million for the year ended March 31, 2017 as compared to “Net loss attributable to our common shareholder” of $38 million for the year ended March 31, 2016, primarily as a result of the factors discussed above.

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

Selected Operating Results Year Ended March 31, 2017	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,228	$2,968	$1,791	$1,510	$94	$9,591
Shipments
Rolled products - third party	1,009	927	682	449	—	3,067
Rolled products - intersegment	1	16	8	25	(50)	—
Total rolled products	1,010	943	690	474	(50)	3,067
Non-rolled products	4	8	9	88	—	109
Total shipments	1,014	951	699	562	(50)	3,176

Selected Operating Results Year Ended March 31, 2016	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,266	$3,223	$1,992	$1,575	$(184)	$9,872
Shipments
Rolled products - third party	1,031	918	718	456	—	3,123
Rolled products - intersegment	1	60	42	34	(137)	—
Total rolled products	1,032	978	760	490	(137)	3,123
Non-rolled products	17	98	10	79	(2)	202
Total shipments	1,049	1,076	770	569	(139)	3,325

The following table reconciles changes in “Segment income” for the year ended March 31, 2016 to the year ended March 31, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Year Ended March 31, 2016	$258	$116	$135	$282	$—	$791
Volume	(22)	(34)	(36)	(18)	74	(36)
Conversion premium and product mix	(2)	12	(10)	18	—	18
Conversion costs (B)	84	40	50	13	(75)	112
Metal price lag (C)	84	59	(1)	(1)	—	141
Foreign exchange	(4)	4	11	52	—	63
Primary operations	—	—	—	(1)	—	(1)
Selling, general & administrative and research & development costs (D)	(5)	(11)	—	(7)	(2)	(25)
Other changes	(9)	(6)	4	2	—	(9)
Segment income - Year Ended March 31, 2017	$384	$180	$153	$340	$(3)	$1,054

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

(C)
Metal price lag impacts on year over year comparisons were primarily driven by local market premium price volatility. The derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume.

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs, which are allocated to each of our segments.

North America
“Net sales” decreased $38 million, or 1%, primarily due to lower can shipments partially offset by higher automotive shipments and higher average aluminum prices as we continue to adjust our product mix.
“Segment income” was $384 million, an increase of 49%, due to strong operational performance resulting from lower metal input and conversion costs, favorable metal price lag due to reduced local market premium volatility, operational efficiencies and higher automotive shipments. These positive factors were partially offset by lower volumes associated with can and specialties shipments and higher fixed costs related to the commissioning of our third automotive line.

Europe
“Net sales” decreased $255 million, or 8%, primarily due to lower can and specialties shipments, partially offset by higher automotive shipments and higher average aluminum prices.
“Segment income” was $180 million, an increase of 55%, primarily related to favorable metal price lag, lower metal input costs resulting from increased production and usage of internally manufactured sheet ingot from our new recycling facility in Nachterstedt, Germany, and favorable product mix as a result of our portfolio optimization efforts. These benefits were partially offset by reduced can and specialty volumes.

Asia
“Net sales” decreased $201 million, or 10%, due to lower can shipments, lower can pricing, partially offset by higher average aluminum prices.
“Segment income” was $153 million, an increase of 13%, primarily due to lower metal input costs associated with increased usage of internally manufactured sheet ingot, a decrease in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, favorable product mix within can and automotive, and foreign currency exchange rates. These factors were partially offset by lower can shipments and can pricing.
South America
“Net sales” decreased $65 million, or 4%, due to lower can shipments partially offset by favorable pricing conditions.
“Segment income” was $340 million, an increase of 21%, primarily due to foreign currency benefits, favorable can pricing, lower metal input costs, and operational efficiencies, which were partially offset by lower can shipments.
Reconciliation of segment results to “Net income (loss) attributable to our common shareholder”
Costs such as depreciation and amortization, interest expense and unrealized gains (losses) on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles income from reportable segments to “Net income (loss) attributable to our common shareholder” for the years ended March 31, 2017 and 2016 (in millions).

	Year ended March 31,
	2017	2016
North America	$384	$258
Europe	180	116
Asia	153	135
South America	340	282
Intersegment eliminations	(3)	—
Total segment income	1,054	791
Depreciation and amortization	(360)	(353)
Interest expense and amortization of debt issuance costs	(294)	(327)
Adjustment to eliminate proportional consolidation	(28)	(30)
Unrealized gains (losses) on change in fair value of derivative instruments, net	5	(4)
Realized gains (losses) on derivative instruments not included in segment income	5	(1)
Gain on assets held for sale	2	(13)
Loss on extinguishment of debt	(134)	—
Restructuring and impairment, net	(10)	(48)
Loss on sale of business	(27)	—
Loss on sale of fixed assets	(6)	(4)
Other costs, net	(10)	(3)
Income before income taxes	197	8
Income tax provision	151	46
Net income (loss)	46	(38)
Net income attributable to noncontrolling interests	1	—
Net income (loss) attributable to our common shareholder	$45	$(38)
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes and depreciation and amortization related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision" or "Depreciation and amortization."

“Realized gains (losses) on derivative instruments not included in segment income” represents realized gains and (losses) on foreign currency derivatives related to asset sales, capital expenditures and net investment.
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

•	Sharp declines in local market premiums in the current period compared to prior year, which we are unable to hedge economically, resulted in significant unfavorable metal price lag of $172 million.

•	"Selling, general and administrative expenses" decreased $20 million primarily due to tighter cost control in the current year and lower long-term incentive plan costs;

•
“Restructuring and impairment, net” of $48 million for the year ended March 31, 2016, includes $21 million of charges related to the impairment of certain capitalized software assets, $14 million of severance and other charges related to restructuring actions at our global headquarters and $10 million of severance and other charges across our regions. Additionally, there were $3 million of impairment charges related to certain non-core assets in North America, South America, and Asia. In the prior year, we incurred $37 million, primarily related to $28 million of charges related to ceasing operations of the Ouro Preto smelter in South America, $7 million of severance, contract termination and other restructuring charges in North America, Europe and South America related to past restructuring actions, and $2 million of impairment charges related to certain non-core assets in North America. (See Note 2 — Restructuring and impairment to our accompanying consolidated financial statements for further details on restructuring activities);

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
“Segment income” was $116 million, a decrease of 54%, reflecting significant unfavorable metal price lag of $77 million, unfavorable changes in foreign currency rates, and higher fixed costs associated with increased employment costs, and the ramp-up of our new recycling facility in Nachterstedt, Germany, as well as less favorable metal input costs. Partially offsetting these were favorable higher conversion premiums from the related product mix shift. Fiscal 2016 was also favorably impacted by strong production whereas in fiscal 2015 we experienced an unscheduled outage in a hot mill motor at one of our facilities in Europe leading to reduced "Segment income."
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
Debt Refinancing
In January 2017, we entered into a new Term Loan Credit Agreement. The Agreement provided Novelis with $1.8 billion, and the proceeds were used to extinguish the existing Term Loan agreement originally maturing on June 2, 2022 and fund related transaction expenses. The Term Loan Credit Agreement matures on June 2, 2022, subject to 0.25% quarterly amortization payments. The Term Loan Credit Agreement also requires customary mandatory prepayments with excess cash flow, asset sale and condemnation proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at the Company’s election without penalty or premium; provided that any optional prepayment in connection with a repricing amendment or refinancing through the issuance of lower priced debt made within six-months after the earlier of (i) completion of the initial syndication of the Term Loan and (ii) April 13, 2017, will be subject to a 1.00% prepayment premium. The Term Loan Credit Agreement allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.50 to 1.00, plus an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Credit Agreement have not committed to provide any such additional term loans.
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
The 2024 and 2026 Notes issued by Novelis Corporation as part of the refinancing transactions are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and all of Novelis Inc.’s existing and future Canadian and U.S. restricted subsidiaries (other than Novelis Corporation), certain of its existing foreign restricted subsidiaries and other restricted subsidiaries that guarantee debt in the future under any credit facilities, subject to certain exceptions. The 2024 Notes and the 2026 Notes contain customer covenants and events of default. See Note 7 — Debt - Senior Notes to our accompanying consolidated financial statements for additional information. In addition, pursuant to the indentures governing the 2024 and 2026 Notes, the Company is required to provide the following financial information regarding its subsidiaries:

As of March 31, 2017, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the year ended March 31, 2017)	20%
Consolidated Adjusted EBITDA represented by non-guarantor subsidiaries (for the year ended March 31, 2017)	16%
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2017)	17%

In addition, for the years ended March 31, 2017 and March 31, 2016, the Company’s subsidiaries that are not guarantors had net sales of $2.2 billion and $2.4 billion, respectively, and, as of March 31, 2017, those subsidiaries had assets of $2.0 billion and debt and other liabilities of $1.3 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of March 31, 2017 and 2016 is as follows (in millions):

	March 31,
	2017	2016
Cash and cash equivalents	$594	$556
Availability under committed credit facilities	701	640
Total liquidity	$1,295	$1,196

We reported available liquidity of $1,295 million as of March 31, 2017, which represents an increase compared to $1,196 million reported as of March 31, 2016. The increase is primarily attributable positive free cash flow of $361 million, net proceeds under our debt instruments of $86 million, an increase in the ABL borrowing base of $42 million and other increases of $1 million; partially offset by the extinguishment of the $200 million Subordinated Lien Revolver and debt issuance costs of $191 million. As of March 31, 2017, our availability under committed credit facilities of $701 million was comprised of $448 million under our ABL Revolver and $253 million under our Korea, China, and Middle East loan facilities.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of March 31, 2017, we held $2 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2017, we held $276 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2017, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

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
The following table shows the “Free cash flow” for the year ended March 31, 2017, 2016 and 2015, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2017 versus	2016 versus
	2017	2016	2015	2016	2015
Net cash provided by operating activities	$575	$541	$604	$34	$(63)
Net cash used in investing activities	(212)	(378)	(416)	166	38
Less: Proceeds from sales of assets and business, net of transactions fees and hedging	(2)	(3)	(117)	1	114
Free cash flow	$361	$160	$71	$201	$89
Ending cash and cash equivalents	$594	$556	$628	$38	$(72)
“Free cash flow” was $361 million in fiscal 2017, an increase of $201 million as compared to fiscal 2016. "Free cash flow" was positive $160 million in fiscal 2016, an increase of $89 million as compared to fiscal 2015. The changes in “Free cash flow” are described in greater detail below.
Operating Activities
Net cash provided by operating activities was $575 million for the year ended March 31, 2017, which compares favorably to $541 million in the year ended March 31, 2016. The increase in net cash provided by operating activities was primarily related to higher "Segment income", driven by favorable impacts from metal price lag and lower metal input costs. The following summarizes changes in working capital accounts (in millions).

				Change
	Year Ended March 31,			2017 versus	2016 versus
	2017	2016	2015	2016	2015
Net cash provided by (used in) operating activities due to changes in working capital:
Accounts receivable	$(154)	$336	$(54)	$(490)	$390
Inventories	(193)	268	(390)	(461)	658
Accounts payable	253	(327)	578	580	(905)
Other current assets and liabilities	19	(5)	39	24	(44)
Net change in working capital	$(75)	$272	$173	$(347)	$99

Year Ended March 31, 2017
"Accounts receivable, net" increased due to the timing of cash collections on certain customer receivables balances offset by 3% lower sales and higher factoring balances. As of March 31, 2017 and 2016, we had factored, without recourse, certain trade receivable aggregating $679 million and $626 million, respectively, which had a favorable impact to net cash provided by operating activities of $53 million for the year ended March 31, 2017. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand partially offset by lower average metal costs. The higher quantities of inventory on hand at March 31, 2017 is the result of recent capacity expansions as well as longer supply chains to support the automotive sector and expand our scrap procurement network. As of March 31, 2017, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to March 31, 2017. Our estimated repurchase obligation for this inventory as of March 31, 2017 is $12 million, based on market prices as of this date. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We experienced an increase in "Accounts payable" primarily due to the timing of payments to vendors.

Included in cash flows from operating activities for the year ended March 31, 2017 were $288 million of interest payments, $128 million of cash paid for income taxes, $13 million of payments on restructuring programs, and $66 million of contributions to our pension plans. As of March 31, 2017, we had $24 million of outstanding restructuring liabilities, of which $16 million we estimate will result in cash outflows within the next twelve months.

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

More details on our operating activities can be found above in “Results of operations for the year ended March 31, 2017 compared with the year ended March 31, 2016."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

				Change
	Year Ended March 31,			2017 versus	2016 versus
	2017	2016	2015	2016	2015
Capital expenditures	$(224)	$(370)	$(518)	$146	$148
Proceeds (outflows) from settlement of other undesignated derivative instruments, net	8	(9)	5	17	(14)
Proceeds from sales of assets, third party, net of transaction fees and hedging	4	3	117	1	(114)
Outflows from the sale of business, net of transaction fees	(2)	—	—	(2)	—
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	2	(2)	(20)	4	18
Net cash used in investing activities	$(212)	$(378)	$(416)	$166	$38

We had $224 million of cash outflows for "Capital expenditures" for the year ended March 31, 2017, compared to $370 million for the year ended March 31, 2016 and $518 million for the year ended March 31, 2015. For the year ended March 31, 2017, our "Capital expenditures" were primarily attributable to the maintenance of existing property, plant and equipment. For the year ended March 31, 2016, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S. and Germany. For the year ended March 31, 2015, our "Capital expenditures" were primarily attributable to our automotive sheet finishing expansions in the U.S., China and Germany, our recycling expansion in Germany, and expenditures related to our ERP implementation.

As of March 31, 2017, we had $42 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2017.

The settlement of undesignated derivative instruments resulted in cash inflow of $8 million for the year ended March 31, 2017, and cash outflows of $9 million and proceeds of $5 million for the years ended 2016 and 2015, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.

The net proceeds from asset sales for the year ended March 31, 2017 were $4 million which primarily related to the sale of fixed assets in North America and our sale of one hydroelectric power generation facility in South America. During the year ended March 31, 2016, net proceeds from the asset sales were $3 million which primarily related to the sale of fixed assets at the Ouro Preto smelter in South America. During the year ended March 31, 2015, net proceeds from the sale of assets were $29 million related to the sale of our consumer foil operations in North America and $63 million for the sale of our joint venture of the Consorcio Candonga in Brazil, net of related gains on currency derivatives and transaction fees, and proceeds of $17 million from the sale of the majority of our hydroelectric power generation operations in South America.
"Outflows from the sale of a business, net of transaction fees" is comprised of cash formerly held by ALCOM, which was a consolidated entity sold during the three months ended September 30, 2016, offset by additional proceeds of $12 million received during the three months ended December 31, 2016. Refer to Note 14 — Other Expense (Income), Net for further details.
"Proceeds (outflows) from investments in and advances to non-consolidated affiliates, net" for the years ended March 31, 2017, 2016, and 2015 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash used in financing activities” (in millions).

				Change
	Year Ended March 31,			2017 versus	2016 versus
	2017	2016	2015	2016	2015
Proceeds from issuance of long-term and short-term borrowings	$4,572	$174	$362	$4,398	$(188)
Principal payments of long-term and short-term borrowings	(4,477)	(216)	(324)	(4,261)	108
Revolving credit facilities and other, net	(229)	(187)	160	(42)	(347)
Return of capital to our common shareholder	—	—	(250)	—	250
Dividends, noncontrolling interest	—	(1)	(1)	1	—
Debt issuance costs	(191)	(15)	(3)	(176)	(12)
Net cash used in financing activities	$(325)	$(245)	$(56)	$(80)	$(189)
Year Ended March 31, 2017
During the year ended March 31, 2017, we received proceeds of $4.5 billion related to the refinancing of the Term Loan, 2017 and 2020 Notes as well as issuances of new loans in Brazil and Vietnam, and other locations of $81 million, $40 million, and $2 million, respectively. Additionally, we made principal repayments of $1.8 billion on our Term Loan Facility related to the refinancing, $1.1 billion and $1.4 billion on our 2017 and 2020 Notes, respectively, $108 million on short-term loans in Brazil, $49 million on Vietnam principal repayments, $17 million in Korean loan repayments, $10 million on capital leases, and $5 million in other principal repayments. The change in our credit facilities balance is related to net incremental repayments of $196 million on our ABL Revolver partially offset by net proceeds of $16 million in our China credit facilities.

As of March 31, 2017, our short-term borrowings were $294 million consisting of $184 million of loans under our ABL Revolver, $50 million in Novelis Brazil loans, $59 million in Novelis China loans, and $1 million in other short-term borrowings. The weighted average interest rate on our total short-term borrowings was 2.92% as of March 31, 2017. As of March 31, 2017, $20 million of the ABL Revolver was utilized for letters of credit, reducing our availability under that facility.

During the year ended March 31, 2017, we incurred costs of $191 million related to the refinancing of our Term Loan and Senior Notes facilities.

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

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf.  The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2017, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of March 31, 2017, this guarantee totaled $2 million.
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
Summary of Disclosures of Factored Financial Amounts
The following tables summarize our factoring amounts (in millions).

	Year Ended March 31,
	2017	2016	2015
Receivables factored	$5,149	$3,314	$1,796
Factoring expense	$16	$19	$10

	March 31,
	2017	2016
Factored receivables outstanding	$679	$626

Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2017 and 2016, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2017, based on undiscounted amounts (in millions). The future cash flow commitments we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $164 million of derivative liabilities recorded on our balance sheet as of March 31, 2017, are uncertain. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $36 million of uncertain tax positions. See Note 19 — Income Taxes to our accompanying audited consolidated financial statements.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (A)	$406	$127	$39	$4,355	$4,927
Interest on long-term debt (B)	207	412	410	561	1,590
Capital leases (C)	9	12	—	—	21
Operating leases (D)	30	39	26	33	128
Purchase obligations (E)	2,460	1,577	1,039	297	5,373
Unfunded pension plan benefits (F)	16	29	31	88	164
Other post-employment benefits (F)	6	13	17	52	88
Funded pension plans (F)	55	127	142	427	751
Total	$3,189	$2,336	$1,704	$5,813	$13,042

(A)	Includes only principal payments on our Senior Notes, term loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)
Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2017. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

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

(E)
Includes agreements to purchase goods (including raw materials, inventory repurchase obligations, and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2017. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and health care cost trends. Payments for unfunded pension plan benefits and other post-employment benefits are estimated through 2026. For funded pension plans, estimating the requirements beyond fiscal 2017 is not practical, as it depends on the performance of the plans’ investments, among other factors.

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

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety (EHS). Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. As of March 31, 2017 and March 31, 2016, 23 and 24 of our established manufacturing facilities worldwide were ISO 14001 certified and OHSAS 18001 certified, respectively, and all have dedicated quality improvement management systems.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $13 million in fiscal 2017, of which $11 million was expensed and $2 million capitalized. We expect these expenditures will be approximately $17 million in fiscal 2018, of which we estimate $10 million will be expensed and $7 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in "Restructuring and impairment, net."

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

As of March 31, 2017
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

For our fiscal year 2017 test, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit is based on discounted cash flows (the income approach). When available and as appropriate, we use quoted market prices/relationships (the market approach) to corroborate the estimated fair value. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including markets and market share, sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9% for all reporting units. An increase or decrease of 0.5% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $75-$275 million, depending on the relative size of the reporting unit. Additionally, an increase or decrease of 0.5% in the terminal year growth rate assumption would have impacted the estimated fair value of each reporting unit by approximately $50-$200 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions were approximately 2.0%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses.

As a result of our annual goodwill impairment test for the year ended March 31, 2017, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of the last day of February in fiscal 2017 by 171% for North America, by 54% for Europe and by 154% for South America.
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
Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in "Restructuring and impairment, net" in our consolidated statement of operations. For the year ended March 31, 2017, we recorded impairment charges of $2 million of related to assets in North America. For the year ended March 31, 2016, we recorded impairment charges on long-lived assets and intangible assets of $3 million of certain non core assets in North America, South American and Asia. Additionally, we recorded restructuring charges during the year ended March 31, 2016 of $21 million related to the impairment of capitalized software intangible assets that would no longer be developed. For the year ended March 31, 2015, we recorded impairment charges on long-lived assets and intangible assets of $2 million of certain non core assets in North America.
Our other intangible assets of $457 million and $523 million as of March 31, 2017 and March 31, 2016, respectively, consisted of trade names, technology and software, customer relationships and favorable energy and supply contracts and are amortized over an original period of 3 to 20 years. As of March 31, 2017, we do not have any other intangible assets with indefinite useful lives, other than Goodwill.
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
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the United States, United Kingdom, and other Euro zone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 3.2%, 3.3%, and 3.1%, and other postretirement benefit obligation was 4.1%, 4.0% and 3.6% as of March 31, 2017, 2016, and 2015, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.

As of March 31, 2017, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $144 million in the pension and other postretirement obligations and in a pre-tax decrease of $13 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2017, assuming inflation remains unchanged, would result in an increase of $162 million in the pension and other postretirement obligations and in a pre-tax increase of $15 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 5.4% for 2017, 5.6% for 2016, and 6.1% for 2015. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2017 would result in a pre-tax variation of approximately $6 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2017. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2017, the Company concluded that valuation allowances totaling $680 million were required against its deferred tax assets comprised of the following:

•
$531 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $44 million relates to New York tax credit carryforwards, and $46 million relates to tax credit carryforwards in Canada.

•	$59 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.

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

Through March 31, 2017, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $552 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction, and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $361 million of these deferred tax assets. Realization of the remaining $191 million of deferred tax assets is dependent on our ability to earn pretax income aggregating approximately $695 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2017 consolidated balance sheet.

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2017, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(90)

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the year ended March 31, 2017, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2017, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(5)
Natural Gas	(10)%	(2)
Diesel Fuel	(10)%	$(2)
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

We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Any resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income/loss" in the Shareholder's equity/deficit section of our consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies and Note 15 — Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2017, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(22)
Euro	10%	(45)
Korean won	(10)%	(34)
Canadian dollar	(10)%	(4)
British pound	(10)%	(18)
Swiss franc	(10)%	(38)
Chinese yuan	10%	(8)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

In January 2017, we refinanced our Term Loan Facility. Our interest rate paid is a spread of 1.85% plus LIBOR (1.15%). As of March 31, 2017, the effective interest rate was 3.00%. As of March 31, 2017, a 10 basis point increase or decrease in LIBOR interest rates would have had less than $1 million impact on our annual pre-tax income.

From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2017, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 15 — Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of March 31, 2017.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2017, given a 100 bps decrease in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia – KRW-CD-3200	(100)	bps	$(1)

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on its assessment, management has concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 10, 2017

/s/ Devinder Ahuja
Devinder Ahuja
Senior Vice President and Chief Financial Officer
May 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholder's deficit and cash flows present fairly, in all material respects, the financial position of Novelis Inc. and its subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs as of March 31, 2017.

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia
May 10, 2017

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended March 31,
	2017	2016	2015
Net sales	$9,591	$9,872	$11,147
Cost of goods sold (exclusive of depreciation and amortization)	8,016	8,727	9,793
Selling, general and administrative expenses	421	407	427
Depreciation and amortization	360	353	352
Interest expense and amortization of debt issuance costs	294	327	326
Research and development expenses	58	54	50
Gain on assets held for sale	(2)	—	(22)
Loss on extinguishment of debt	134	13	—
Restructuring and impairment, net	10	48	37
Equity in net loss of non-consolidated affiliates	8	3	5
Other expense (income), net	95	(68)	17
	9,394	9,864	10,985
Income before income taxes	197	8	162
Income tax provision	151	46	14
Net income (loss)	46	(38)	148
Net income attributable to noncontrolling interests	1	—	—
Net income (loss) attributable to our common shareholder	$45	$(38)	$148
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended March 31,
	2017	2016	2015
Net income (loss)	$46	$(38)	$148
Other comprehensive (loss) income:
Currency translation adjustment	(59)	17	(304)
Net change in fair value of effective portion of hedges, net	(57)	60	(44)
Net change in pension and other benefits, net	74	(33)	(209)
Other comprehensive (loss) income before income tax effect	(42)	44	(557)
Income tax benefit related to items of other comprehensive income (loss)	—	(6)	(72)
Other comprehensive (loss) income, net of tax	(42)	50	(485)
Comprehensive income (loss)	$4	$12	$(337)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	4	(11)	(15)
Comprehensive income (loss) attributable to our common shareholder	$—	$23	$(322)
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

(In millions, except number of shares)	March 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$594	$556
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 as of March 31, 2017 and $3 as of March 31, 2016)	1,067	956
— related parties	60	59
Inventories	1,333	1,180
Prepaid expenses and other current assets	111	127
Fair value of derivative instruments	113	88
Assets held for sale	3	5
Total current assets	3,281	2,971
Property, plant and equipment, net	3,357	3,506
Goodwill	607	607
Intangible assets, net	457	523
Investment in and advances to non–consolidated affiliate	451	488
Deferred income tax assets	82	87
Other long–term assets
— third parties	94	82
— related parties	15	16
Total assets	$8,344	$8,280
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Current portion of long–term debt	$121	$47
Short–term borrowings	294	579
Accounts payable
— third parties	1,722	1,506
— related parties	51	48
Fair value of derivative instruments	151	85
Accrued expenses and other current liabilities	554	569
Total current liabilities	2,893	2,834
Long–term debt, net of current portion	4,437	4,421
Deferred income tax liabilities	94	89
Accrued postretirement benefits	799	820
Other long–term liabilities	198	175
Total liabilities	8,421	8,339
Commitments and contingencies
Shareholder’s deficit
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2017 and 2016	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(918)	(963)
Accumulated other comprehensive loss	(545)	(500)
Total deficit of our common shareholder	(59)	(59)
Noncontrolling interests	(18)	—
Total deficit	(77)	(59)
Total liabilities and deficit	$8,344	$8,280
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		Year Ended March 31,
		2017	2016	2015
OPERATING ACTIVITIES
Net income (loss)		$46	$(38)	$148
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization		360	353	352
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net		(15)	(27)	39
Gain on assets held for sale		(2)	—	(22)
Loss on sale of business	27,000,000	27	—	—
Loss on sale of assets		6	4	5
Impairment charges		2	25	7
Loss on extinguishment of debt		134	13	—
Deferred income taxes		4	(93)	(88)
Amortization of fair value adjustments, net		7	11	10
Equity in net loss of non-consolidated affiliates		8	3	5
Loss (gain) on foreign exchange remeasurement of debt		2	(2)	(5)
Amortization of debt issuance costs and carrying value adjustments		22	19	25
Other, net		3	—	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable		(154)	336	(54)
Inventories		(193)	268	(390)
Accounts payable		253	(327)	578
Other current assets		9	(12)	(27)
Other current liabilities		10	7	66
Other noncurrent assets		(30)	20	7
Other noncurrent liabilities		76	(19)	(53)
Net cash provided by operating activities		575	541	604
INVESTING ACTIVITIES
Capital expenditures		(224)	(370)	(518)
Proceeds from sales of assets, third party, net of transaction fees and hedging		4	3	117
Outflows from the sale of business, net of transaction fees		(2)	—	—
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net		2	(2)	(20)
Proceeds (outflows) from settlement of other undesignated derivative instruments, net		8	(9)	5
Net cash used in investing activities		(212)	(378)	(416)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings		4,572	174	362
Principal payments of long-term and short-term borrowings		(4,477)	(216)	(324)
Revolving credit facilities and other, net		(229)	(187)	160
Return of capital to our common shareholder		—	—	(250)
Dividends, noncontrolling interest		—	(1)	(1)
Debt issuance costs		(191)	(15)	(3)
Net cash used in financing activities		(325)	(245)	(56)
Net increase (decrease) in cash and cash equivalents		38	(82)	132
Effect of exchange rate changes on cash		—	10	(13)
Cash and cash equivalents — beginning of period		556	628	509
Cash and cash equivalents — end of period		$594	$556	$628
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIT
(In millions, except number of shares)

	Deficit of our Common Shareholder
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss) (AOCI)	Non- Controlling Interests	Total Deficit
Balance as of March 31, 2014	1,000	$—	$1,404	$(1,073)	$(91)	$28	$268
Net income attributable to our common shareholder	—	—	—	148	—	—	148
Currency translation adjustment, net of tax provision of $— included in AOCI	—	—	—	—	(302)	(2)	(304)
Change in fair value of effective portion of hedges, net of tax benefit of $1 included in AOCI	—	—	—	—	(43)	—	(43)
Change in pension and other benefits, net of tax benefit of $71 included in AOCI	—	—	—	—	(125)	(13)	(138)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2015	1,000	—	1,404	(925)	(561)	12	(70)
Net income attributable to our common shareholder	—	—	—	(38)	—	—	(38)
Currency translation adjustment, net of tax provision of $— included in AOCI	—	—	—	—	17	—	17
Change in fair value of effective portion of cash flow hedges, net of tax provision of $8 million included in AOCI	—	—	—	—	52	—	52
Change in pension and other benefits, net of tax benefit of $14 million included in AOCI	—	—	—	—	(8)	(11)	(19)
Noncontrolling interests cash dividends declared	—	—	—	—	—	(1)	(1)
Balance as of March 31, 2016	1,000	—	1,404	(963)	(500)	—	(59)
Net loss attributable to our common shareholder	—	—	—	45	—	—	45
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, net of tax provision of $— included in AOCI	—	—	—	—	(60)	1	(59)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $22 million included in AOCI	—	—	—	—	(35)	—	(35)
Change in pension and other benefits, net of tax benefit of $22 million included in AOCI	—	—	—	—	50	2	52
Noncontrolling interest related to the sale of a business	—	—	—	—	—	(22)	(22)
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of March 31, 2017, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Materials and labor
In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause our profitability to decline. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices which could have a material adverse effect on our financial position, results of operations and cash flows. Significant price increases may result in our customers substituting other materials, such as plastic or glass, for aluminum or switching to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations and cash flows.
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
Geographic markets
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil and South Korea, and we market our products in these countries, as well as certain other countries in Asia, Africa, and the Middle East. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems may be less developed and predictable, and the possibility of various types of adverse governmental action may be more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems could affect our revenues, expenses and results of operations. Our operations could also be adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, changes in fiscal regimes and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations and cash flows.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our customers can receive or earn certain incentives including, but not limited to, contract signing bonuses, cash discounts, volume based incentive programs, and support for infrastructure programs. The incentives are recorded as reductions to "Net sales" and are recognized over the minimum contractual period in which the customer is obligated to make purchases from Novelis. For incentives that must be earned, management must make estimates related to customer performance and sales volume to determine the total amounts earned and to be recorded as reductions to "Net sales." In making these estimates, management considers historical results. The actual amounts may differ from these estimates.
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
Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 4 — Inventories for further discussion.

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
For the years ended March 31, 2017, 2016 and 2015 we elected to perform the two-step quantitative impairment test. No goodwill impairment was identified in any of the years. See Note 7 — Goodwill and Intangible Assets for further discussion.

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
Financing Costs
We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest amortization method, unless the impact of utilizing the straight-line method results in an immaterial difference. The expense is included in “Interest expense and amortization of debt issuance costs” in our consolidated statements of operations. We record discounts and unamortized financing costs as a direct deduction from, or premiums as a direct addition to, the face amount of the financing.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholder’s (deficit) equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2017 and 2016, we used March 31 as the measurement date.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess, and any further losses attributable to the noncontrolling interest, shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. As of March 31, 2017 and 2016, we have no such losses.
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
Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2017, we early adopted FASB ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which addresses a lack of guidance in existing US GAAP related to the impact of derivative contract novations on existing hedge accounting relationships under Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815). The new guidance clarifies that a change in one of the parties (a novation) to a derivative contract that is part of an existing hedge accounting relationship under ASC 815 does not, in and of itself, require a de-designation of that hedge accounting relationship. The impact of the adoption will prospectively allow hedge accounting treatment to continue on existing hedges when a novation event occurs. There was no impact upon adoption.
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
Effective for fiscal year 2017, we adopted FASB ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. We applied the amendments retrospectively to all periods presented in our postretirement benefit plans footnote disclosure on Form 10-K for the year ended March 31, 2017.
Effective for the first quarter of fiscal 2017, we adopted FASB ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15, a clarifying amendment, allowing for debt issuance costs related to lines of credit being presented as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The impact of the adoption was a decrease in “Other long-term assets” and “Long-term debt, net of current portion” in the consolidated balance sheets as of March 31, 2016 of $30 million. We made the policy election to continue to present debt issuance costs related to lines of credit as an asset.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective for the first quarter fiscal 2017, we adopted FASB ASU 2015-02, Consolidations (Topic 810): Amendments to the Consolidations Analysis. The amendment (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership, (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  There was no impact upon adoption.
Recently Issued Accounting Standards
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the results of operations and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new guidance requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Adoption of this standard is not expected to have an impact on our consolidated results of operations.
In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965), Employee Benefit Plan Master Trust Reporting (“ASU 2017-06”). This update primarily impacted the reporting by an employee benefit plan (a plan) for its interest in a master trust. The amendments in this update require all plans to disclose (1) their master trust’s other asset and liability balances and (2) the dollar amount of the plan’s interest in each of those balances. The amendments in this update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. Adoption of this standard is not expected to have an impact on our consolidated financial position or results of operations.
In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. The amendments in this update include (i) clarification that non-financial assets within the scope of ASC 610-20 may include non-financial assets transferred within a legal entity to a counterparty; (ii) clarification that an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations; and (iii) a requirement for entities to derecognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810, and transfers control of the asset in accordance with ASC 606. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. Adoption of this standard is expected to have an immaterial impact on our consolidated financial position and results of operations.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance, which removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. Early adoption is permitted. The guidance is effective for public business entities for interim and annual periods beginning after its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of this standard and we do not expect the adoption of this standard will have an impact on our consolidated financial position and results of operations.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new guidance amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business. In addition, the amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance is effective for annual periods beginning after December

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15, 2017, and interim periods within those annual periods. Early adoption is permitted. Adoption of this standard is not expected to have a current impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this Update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard and we believe that the adoption of this standard will have an immaterial impact on our statement of cash flow.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which provides an optional one-year deferral of the effective date. Subsequent to these amendments, further clarifying amendments have been issued. We are currently evaluating the impact of the standard on our consolidated financial position and results of operations. We have begun assessing our contracts and drafting polices to implement the new revenue standards and will be implementing this standard during the first quarter of FY 2019. We have not yet determined the impact of adopting the standard on our consolidated financial statements, nor have we determined whether we will utilize the full retrospective or modified retrospective approach.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT

“Restructuring and impairment, net” for the year ended March 31, 2017 was $10 million, which included impairment charges unrelated to restructuring actions of $2 million on certain fixed assets in North America, South America, and Asia. "Restructuring and impairment, net” for the year ended March 31, 2016 was $48 million, which included impairment charges unrelated to restructuring actions of $3 million on certain fixed assets in North America, South America and Asia. “Restructuring and impairment, net” for the year ended March 31, 2015 was $37 million, which included impairment charges unrelated to restructuring actions of $2 million on certain non-core assets in North America.

The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges		Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2014	$47
Fiscal 2015 Activity:
Expenses	30	$5	$35		$2	$37
Cash payments	(32)
Foreign currency translation and other (C)	(13)
Balance as of March 31, 2015	32
Fiscal 2016 Activity:
-Provisions	23
-Reversal of expense	(2)
Expenses	21	$24	$45	—	$3	$48
Cash payments	(22)
Foreign currency translation and other (C)	(4)
Balance as of March 31, 2016	27
Fiscal 2017 Activity:
Expenses	8	$—	$8		$2	$10
Cash payments	(13)
Foreign currency translation and other (C)	2
Balance as of March 31, 2017	$24

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability and impairments related to a restructuring activity.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
As of March 31, 2017, $16 million of restructuring liabilities was classified as short-term and was included in "Accrued expenses and other current liabilities" and $8 million was classified as long-term and was included in "Other long-term liabilities" on our consolidated balance sheet. Additionally, restructuring payments and the remaining liability for the Asia segment for the year ended March 31, 2017 was $1 million which relates primarily to staff rationalization activities to better align operations to current needs.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

North America

The following table summarizes our restructuring activity for the North America segment by plan (in millions).

	Year Ended March 31,
	2017	2016	2015	Prior to April 1, 2014
Restructuring charges - North America
Saguenay Plant Closure:
Severance	$—	$—	$—	$5
Fixed asset impairment (A)	—	—	—	28
Other exit related costs	1	—	1	1
Period expenses (A)	—	1	—	4
Total restructuring charges - North America	$1	$1	$1	$38

Restructuring payments - North America
Severance	$—	$—	$(2)
Other	—	(1)	(1)
Total restructuring payments - North America	$—	$(1)	$(3)

(A)     These charges were not recorded through the restructuring liability.

In fiscal 2012, we closed our Saguenay Works facility in Canada and relocated our North America research and development operations to a new global research and technology facility in Kennesaw, Georgia. As of March 31, 2017, the outstanding restructuring liability for the North America segment was $1 million, which related to environmental charges.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Europe

The following table summarizes our restructuring activity for the Europe segment by plan (in millions).

	Year Ended March 31,
	2017	2016	2015	Prior to April 1, 2014
Restructuring charges - Europe
Business optimization
Severance	$—	$—	$3	$42
Pension settlement loss (A)	—	—	—	1

Corporate restructuring program
Severance	2	4	—	—
Total restructuring charges - Europe	$2	$4	$3	$43

Restructuring payments - Europe
Severance	$(4)	$(6)	$(12)
Other	—	—	—
Total restructuring payments - Europe	$(4)	$(6)	$(12)

(A)     These charges were not recorded through the restructuring liability.

The Company implemented a series of restructuring actions at the global headquarters office and in the Europe region which include staff rationalization activities and the shutdown of facilities to optimize our business in Europe.

As of March 31, 2017, the outstanding restructuring liability for the Europe segment was $2 million, which relates to severance charges.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

South America

The following table summarizes our restructuring activity for the South America segment by plan (in millions).

	Year Ended March 31,
	2017	2016	2015	Prior to April 1, 2014
Restructuring charges - South America
Ouro Preto closures
Severance	$1	$2	$14	$5
Asset impairments (A)	—	—	5	1
Environmental (reversal) charges	—	(1)	6	16
Contract termination and other exit related costs	2	2	5	6

Other South America restructuring programs
Severance	2	—	—	—

Other past restructuring programs
Severance	—	—	—	7
Asset impairments (A)	—	—	—	7
Contract termination and other exit related costs	—	—	1	6
Total restructuring charges - South America	$5	$3	$31	$48

Restructuring payments - South America
Severance	$(2)	$(2)	$(12)
Other	(5)	(3)	(4)
Total restructuring payments - South America	$(7)	$(5)	$(16)

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
In fiscal 2017, the Company implemented additional restructuring actions in South America which include staff rationalization activities to optimize our business in South America.

As of March 31, 2017, the outstanding restructuring liability for the South America segment was $19 million and relates to $12 million of environmental charges, and $7 million of contract termination and other exit related costs.
For additional information on environmental charges see Note 20 — Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Corporate

The following table summarizes our restructuring activity for the Corporate segment by plan (in millions).

	Year Ended March 31
	2017	2016	2015	Prior to April 1, 2014
Restructuring charges - Corporate
Severance	$—	$12	$—	$—
Asset impairments (A)	—	21	—	—
Period expenses (A)	—	2	—	—
Total restructuring charges - Corporate	—	35	—	—

Restructuring payments - Corporate
Severance	(1)	(10)	—
Total restructuring payments - Corporate	$(1)	$(10)	$—

(A)	These charges were not recorded through the restructuring liability and related to the partial impairment of certain capitalized software intangible assets that will no longer be developed.
In fiscal 2016, the Company implemented a series of restructuring actions at the global headquarters office and in the Europe region to better align the organizational structure and corporate staffing levels with strategic priorities. As part of this plan, the Company impaired certain capitalized software assets. As of March 31, 2017, the restructuring liability for the corporate office was $1 million and related to severance charges.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    ACCOUNTS RECEIVABLE
“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2017	2016
Trade accounts receivable	$971	$884
Other accounts receivable	102	75
Accounts receivable — third parties	1,073	959
Allowance for doubtful accounts — third parties	(6)	(3)
Accounts receivable, net — third parties	$1,067	$956

Accounts receivable, net — related parties	$60	$59
Allowance for Doubtful Accounts
As of March 31, 2017 and 2016, our allowance for doubtful accounts represented approximately 0.6% and 0.3%, respectively, of gross accounts receivable.
Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written- Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2017	$3	$3	$—	$—	$6
Year Ended March 31, 2016	$3	$—	$—	$—	$3
Year Ended March 31, 2015	$4	$—	$—	$(1)	$3
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
The following tables summarize amounts relating to our factoring activities (in millions).

	Year Ended March 31,
	2017	2016	2015
Aggregated receivables factored	$5,149	$3,314	$1,796
Factoring expense	$16	$19	$10

	March 31,
	2017	2016
Factored receivables outstanding	$679	$626

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    INVENTORIES
“Inventories” consists of the following (in millions).

	March 31,
	2017	2016
Finished goods	$389	$295
Work in process	576	416
Raw materials	213	322
Supplies	155	147
Inventories	$1,333	$1,180

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
We made the decision to sell two hydroelectric power generation facilities in South America with a net book value of $4 million as of March 31, 2016, which were classified as "Assets held for sale" in our consolidated balance sheet. During the year ended March 31, 2017, we recorded a $1 million gain from our sale of one hydroelectric power generation facility. The remaining hydroelectric power generation assets have a net book value of $3 million as of March 31, 2017 and continue to be reflected as "Assets held for sale" pending the resolution of certain operating license issues. Additionally, during the fourth quarter of fiscal 2016, an impairment of $1 million was recorded due to the expiration of a license related to a portion of the hydroelectric power generation facilities.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil related to the closure of the Ouro Preto smelter facility in South America with a net book value of $1 million as of March 31, 2016, which were classified as "Assets held for sale" in our consolidated balance sheet. "Gain on assets held for sale" during the year ended March 31, 2017 includes a $1 million gain from the sale of these assets.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT
“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2017	2016
Land and property rights	$173	$179
Buildings	1,309	1,325
Machinery and equipment	4,312	4,265
	5,794	5,769
Accumulated depreciation and amortization	(2,575)	(2,398)
	3,219	3,371
Construction in progress	138	135
Property, plant and equipment, net	$3,357	$3,506
As of March 31, 2017 and 2016, there were $1 billion of fully depreciated assets included in our consolidated balance sheets.
For the years ended March 31, 2017, 2016 and 2015, we capitalized $2 million, $14 million and $20 million of interest related to construction of property, plant and equipment and intangibles under development, respectively. Depreciation expense related to property, plant, and equipment, net is shown in the table below (in millions).

	Year Ended March 31,
	2017	2016	2015
Depreciation expense related to property, plant and equipment, net	$299	$294	$294

 Asset impairments
Impairment charges are recorded in "Restructuring and impairment, net." See Note 2 — Restructuring and impairment for additional information.
Leases
We lease certain land, buildings and equipment under non-cancelable operating leases expiring at various dates, and we lease assets in Sierre, Switzerland, including a fifteen-year capital lease through December 2019 from Constellium. Operating leases generally have five to ten-year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various facility leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. During fiscal 2014 through 2016 we entered into various capital lease arrangements to upgrade and expand our information technology infrastructure.
The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2017	2016	2015
Rent expense	$24	$22	$22

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments as of March 31, 2017, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating leases	Capital lease obligations
2018	$30	$9
2019	21	7
2020	18	5
2021	15	—
2022	11	—
Thereafter	33	—
Total minimum lease payments	$128	$21
Less: interest portion on capital lease		2
Principal obligation on capital leases		$19
Assets and related accumulated amortization under capital lease obligations as of March 31, 2017 and 2016 are as follows (in millions).

	March 31,
	2017	2016
Assets under capital lease obligations:
Buildings	$11	$11
Machinery and equipment	73	77
CWIP	2	—
	86	88
Accumulated amortization	(70)	(70)
	$16	$18

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    GOODWILL AND INTANGIBLE ASSETS
There were no changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2017 and 2016. The following table summarizes “Goodwill” (in millions) for the years ended March 31, 2017 and 2016.

	March 31, 2017			March 31, 2016
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,145	$(860)	$285	$1,145	$(860)	$285
Europe	511	(330)	181	511	(330)	181
South America	291	(150)	141	291	(150)	141
	$1,947	$(1,340)	$607	$1,947	$(1,340)	$607
The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2017				March 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$142	$(70)	$72	$142	$(63)	$79
Technology and software	10.4 years	369	(209)	160	365	(179)	186
Customer-related intangible assets	20 years	443	(218)	225	449	(199)	250
Favorable energy supply contract	9.5 years	—	—	—	124	(116)	8
	16.3 years	$954	$(497)	$457	$1,080	$(557)	$523
In the year ended March 31, 2016, we recorded impairment charges related to certain capitalized software. In the year of March 31, 2017, there were no such impairments recorded. For additional information refer to Note 2 — Restructuring and impairment.
Our favorable energy supply contract is amortized over its estimated useful life using a method that reflects the pattern in which the economic benefits are expected to be consumed. The contract was fully amortized and matured in January 2017. All other intangible assets are amortized using the straight-line method.
Amortization expense related to “Intangible assets, net” is as follows (in millions).

	Year Ended March 31,
	2017	2016	2015
Total amortization expense related to intangible assets	$69	$71	$70
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	(8)	(12)	(12)
Amortization expense related to intangible assets included in “Depreciation and amortization”	$61	$59	$58

(A)	Relates to amortization of favorable energy supply contract.
Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2018	$65
2019	65
2020	65
2021	65
2022	46

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

	March 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$2	$3
Accounts receivable	29	33
Inventories	62	61
Prepaid expenses and other current assets	2	2
Total current assets	95	99
Property, plant and equipment, net	25	21
Goodwill	12	12
Deferred income taxes	89	84
Other long-term assets	30	8
Total assets	$251	$224
Liabilities
Current liabilities
Accounts payable	$32	$30
Accrued expenses and other current liabilities	21	15
Total current liabilities	53	45
Accrued postretirement benefits	224	214
Other long-term liabilities	3	3
Total liabilities	$280	$262

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Investments in and Advances to Non-Consolidated Affiliates
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliate in which we have an investment as of March 31, 2017 and 2016, and which we account for using the equity method. We do not control our non-consolidated affiliate, but have the ability to exercise significant influence over the operating and financial policies. We have no material investments that we account for using the cost method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH (Alunorf)	Corporation	50%

The following table summarizes the assets, liabilities and equity of our equity method affiliate in the aggregate as of March 31, 2017 and 2016 (in millions).

	March 31,
	2017	2016
Assets:
Current assets	$143	$148
Non-current assets	355	394
Total assets	$498	$542
Liabilities:
Current liabilities	$53	$55
Non-current liabilities	283	337
Total liabilities	336	392
Equity:
Total equity	162	150
Total liabilities and equity	$498	$542

As of March 31, 2017, the investment in Alunorf exceeded our proportionate share of the net assets of Alunorf by $370 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.

The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2017, 2016 and 2015; and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Year Ended March 31,
	2017	2016	2015
Net sales	$447	$464	$524
Costs and expenses related to net sales	463	463	527
(Benefit) provision for taxes on income	(5)	2	—
Net loss	$(11)	$(1)	$(3)
Purchase of tolling services from Alunorf	$224	$232	$261

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

	March 31,
	2017	2016
Accounts receivable-related parties	$60	$59
Other long-term assets-related parties	$15	$16
Accounts payable-related parties	$51	$48

We earned less than $1 million of interest income on a loan due from Alunorf during each of the years presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of March 31, 2017 and 2016.

We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf.  The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of March 31, 2017, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of March 31, 2017, this guarantee totaled $2 million.

Transactions with Hindalco and AV Metals Inc.
We occasionally have related party transactions with our indirect parent company, Hindalco. During the years ended March 31, 2017, 2016 and 2015 we recorded “Net sales” of less than $1 million, less than $1 million and $1 million, respectively, between Novelis and our indirect parent related primarily to sales of equipment and other services. As of March 31, 2017 and 2016 there were less than $1 million of "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco.
During the year ended March 31, 2017, Novelis purchased $3 million in raw materials from Hindalco that were fully paid for during the quarter ended December 31, 2016. During the year ended March 31, 2016, Novelis purchased $5 million in raw materials from Hindalco that were fully paid for during the quarter ended December 31, 2015. We also loaned $3 million to a subsidiary of our parent, which was repaid during the quarter ended March 31, 2017.
In March 2014, we declared a return of capital to our direct shareholder, AV Metals Inc., in the amount of $250 million, which we subsequently paid on April 30, 2014.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2017	2016
Accrued compensation and benefits	$191	$174
Accrued interest payable	60	66
Accrued income taxes	28	13
Other current liabilities	275	316
Accrued expenses and other current liabilities — third parties	$554	$569

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    DEBT
Debt consists of the following (in millions).

	March 31, 2017					March 31, 2016
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short term borrowings	2.92%	$294	$—		$294	$579	$—		$579
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.00%	1,796	(53)	(B)	1,743	1,787	(25)	(B)	1,762
8.375% Senior Notes, due December 2017	8.375%	—	—		—	1,100	(6)		1,094
8.75% Senior Notes, due December 2020	8.75%	—	—		—	1,400	(15)		1,385
Capital lease obligations, due through July 2017	3.64%	2	—		2	5	—		5
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(23)	(B)	1,477	—	—		—
6.25% Senior Notes, due August 2024	6.25%	1,150	(19)	(B)	1,131	—	—		—
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 205 billion)	2.62%	184	—		184	195	—		195
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 17 million)	7.50%	17	(1)	(B)	16	23	(1)	(B)	22
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 14 million)	5.90%	4	—		4	5	(1)	(B)	4
Other
Other debt, due through December 2020	5.01%	1	—		1	1	—		1
Total debt		4,948	(96)		4,852	5,095	(48)		5,047
Less: Short term borrowings		(294)	—		(294)	(579)	—		(579)
Current portion of long-term debt		(121)	—		(121)	(47)	—		(47)
Long-term debt, net of current portion:		$4,533	$(96)		$4,437	$4,469	$(48)		$4,421

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2017, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs and debt discounts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2017 for our debt denominated in foreign currencies) are as follows (in millions).

As of March 31, 2017	Amount
Short-term borrowings and Current portion of long term debt due within one year	$415
2 years	103
3 years	36
4 years	21
5 years	18
Thereafter	4,355
Total	$4,948

Senior Secured Credit Facilities
As of March 31, 2017, the senior secured credit facilities consisted of (i) a $1.8 billion five-year secured term loan credit facility (Term Loan Facility) and (ii) a $1.0 billion five-year asset based loan facility (ABL Revolver). As of March 31, 2017, $18 million of the Term Loan Facility is due within one year.
In June 2015, we entered into a $200 million secured lien revolving loan facility (the Subordinated Lien Revolver) with a maturity date of September 10, 2016. In June 2016, we amended the Subordinated Lien Revolver to downsize the facility to $150 million and extend the maturity date to October 30, 2016. The Subordinated Lien Revolver was subsequently extinguished in July 2016.
In January 2017, we entered into a new Term Loan Facility. The Agreement provided Novelis with $1.8 billion, and the proceeds were used to extinguish the existing Term Loan agreement originally maturing on June 2, 2022. We incurred lender fees and debt issuance costs of $56 million on the new Term Loan Facility which were capitalized and will be amortized as an increase to "Interest expense and amortization of debt issuance costs" over the term of this instrument, of which we paid $52 million. Additionally, we recorded "Loss on extinguishment of debt" of $22 million in the fourth quarter of fiscal 2017 related to this financing transaction.
    The Term Loan Facility matures on June 2, 2022, subject to 0.25% quarterly amortization payments. The loans under the Term Loan Facility accrue interest at LIBOR plus 1.85%. The Term Loan Facility also requires customary mandatory prepayments with excess cash flow, asset sale and condemnation proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at the Company’s election without penalty or premium; provided that any optional prepayment in connection with a repricing amendment or refinancing through the issuance of lower priced debt made within six-months after the earlier of (i) completion of the initial syndication of the Term Loan and (ii) April 13, 2017, will be subject to a 1.00% prepayment premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Facility have not committed to provide any such additional term loans.
In October 2014, we amended and extended our ABL Revolver by entering into a $1.2 billion, five-year, senior secured ABL Revolver bearing an interest rate of LIBOR plus a spread of 1.50% to 2.00% plus a prime spread of 0.50% to 1.00% based on excess availability. In fiscal 2017, we elected to reduce the capacity of the ABL Revolver to $1.0 billion. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. The Term Loan Credit Agreement also contains a financial maintenance covenant, prohibiting the Company's senior secured net leverage ratio as of the last day of each fiscal quarter period and measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities.
Short-Term Borrowings
As of March 31, 2017, our short-term borrowings were $294 million consisting of $184 million of short-term loans under our ABL Revolver, $50 million in Novelis Brazil loans, and $59 million in Novelis China loans (CNY 405 million) and $1 million of other short term borrowings.
As of March 31, 2017, $20 million of the ABL Revolver was utilized for letters of credit, and we had $448 million in remaining availability under the ABL Revolver.
In fiscal years 2016 and 2017, Novelis Korea entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of March 31, 2017, we had $211 million (KRW 236 billion) in remaining availability under these facilities.
In fiscal year 2016, Novelis Middle East and Africa entered into various short-term facilities, including revolving loan facilities and committed credit lines. As of March 31, 2017, we had $40 million in remaining availability under these facilities.
In December 2014, Novelis China entered into a committed facility. As of March 31, 2017, we had $2 million (CNY 11 million) in remaining availability under this facility.
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
The proceeds from the issuance of the 2024 Notes and the 2026 Notes were used to extinguish our 8.375% 2017 Senior Notes and our 8.75% 2020 Senior Notes, respectively. In addition, we paid combined tender offer premiums and issuance costs of $139 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. We recorded a "Loss on extinguishment of debt" of $112 million in the second quarter of fiscal 2017 related to refinancing transactions. We incurred debt issuance costs of $45 million on the Notes which were capitalized and will be amortized as an increase to "Interest expense and amortization of debt issuance costs" over the term of these instruments.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if (1) any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of March 31, 2017, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through August 2022 for the 2024 Notes and through September 2024 for the 2026 Notes.
Korean Bank Loans
As of March 31, 2017, Novelis Korea had $93 million (KRW 103 billion) of outstanding long-term loans with various banks due within one year. All loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of March 31, 2017, there are $2 million of BNDES loans due within one year.
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
As of March 31, 2017, we had $1 million of other debt, including certain capital lease obligations, with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 15 — Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

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
Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. Each Novelis SAR is to be settled in cash based on the difference between the fair value of one Novelis phantom share on the original date of grant and the fair value of a phantom share on the date of the exercise. The amount of cash paid to settle Hindalco SARs and Novelis SARs is limited to two and a half or three times the target payout, depending on the plan year. The Hindalco SARs and Novelis SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco SARs and Novelis SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
    In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. The Company made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 108,549 of Novelis SARs that remain outstanding as of March 31, 2017.
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

	Year Ended March 31,
	2017	2016	2015
Total compensation expense (income)	$21	$(2)	$9

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below shows the RSUs activity for the year ended March 31, 2017.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2016	4,582,725	124.52	$7
Granted	5,382,251	92.20	—
Exercised	(1,374,877)	108.37	2
Forfeited/Cancelled	(877,115)	117.18	—
RSUs outstanding as of March 31, 2017	7,712,984	105.68	$23

The table below shows Hindalco SARs activity for the year ended March 31, 2017.

	Number of Hindalco SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2016	21,493,712	125.65	4.4	$—
Granted	3,687,728	92.52	6.1	—
Exercised	(7,175,896)	118.92	—	7
Forfeited/Cancelled	(2,844,311)	117.00	—	—
SARs outstanding as of March 31, 2017	15,161,233	122.16	4.4	18
SARs exercisable as of March 31, 2017	4,422,990	139.54	2.8	$4

The table below shows the Novelis SARs activity for the year ended March 31, 2017.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2016	1,341,883	$80.00	5.1	$—
Exercised	(12,739)	64.40	—	—
Forfeited/Cancelled	(1,220,595)	79.85	—	—
SARs outstanding as of March 31, 2017	108,549	83.57	3.5	—
SARs exercisable as of March 31, 2017	65,185	$86.89	2.8	$—

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Year ended March 31,
	2017	2016	2015
Risk-free interest rate	5.82% - 6.99%	7.23% - 7.68%	7.75% - 7.79%
Dividend yield	0.51%	1.14%	0.78%
Volatility	35% - 44%	43% - 44%	39% - 46%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Year ended March 31,
	2017	2016	2015
Risk-free interest rate	0.78% - 1.95%	0.89% - 1.39%	0.96% - 1.59%
Dividend yield	—%	—%	—%
Volatility	25% - 28%	38% - 41%	27% - 34%
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
The cash payments made to settle SAR liabilities were $7 million, $2 million, and $8 million, in the years ended March 31, 2017, 2016, and 2015, respectively. Total cash payments made to settle Hindalco RSUs were $2 million, $5 million, and $3 million in the years ended March 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million which is expected to be recognized over a weighted average period of 1.5 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1 year.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K.; (2) unfunded defined benefit pension plans in Germany; (2) unfunded lump sum indemnities payable upon retirement to employees in France and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil. We have combined our domestic (i.e. Canadian Plans) and foreign (i.e. All other Plans other than Canadian Plans) postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation, as our foreign benefit obligation is 95% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
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
Employer Contributions to Plans
For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to-date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland and Brazil. We contributed the following amounts (in millions) to all plans.

	Year Ended March 31,
	2017	2016	2015
Funded pension plans	$26	$28	$28
Unfunded pension plans	15	12	13
Savings and defined contribution pension plans	25	24	18
Total contributions	$66	$64	$59
During fiscal year 2018, we expect to contribute $29 million to our funded pension plans, $16 million to our unfunded pension plans and $25 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions).

	Pension Benefits		Other Benefits
	Year Ended March 31,		Year Ended March 31,
	2017	2016	2017	2016
Benefit obligation at beginning of period	$1,868	$1,863	$151	$139
Service cost	45	47	6	5
Interest cost	59	59	6	5
Members’ contributions	4	5	—	—
Benefits paid	(74)	(65)	(8)	(10)
Amendments	2	—	—	—
Curtailments, settlements and special termination benefits	(4)	(1)	—	—
Actuarial losses (gains)	35	(43)	(3)	11
Other	(4)	(1)	—	—
Currency (gains) losses	(66)	4	1	1
Benefit obligation at end of period	$1,865	$1,868	$153	$151
Benefit obligation of funded plans	$1,594	$1,578	$—	$—
Benefit obligation of unfunded plans	271	290	153	151
Benefit obligation at end of period	$1,865	$1,868	$153	$151

	Pension Benefits
	Year Ended March 31,
	2017	2016
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,177	$1,233
Actual return on plan assets	106	(21)
Members’ contributions	4	5
Benefits paid	(74)	(65)
Company contributions	37	39
Settlements	(4)	(1)
Other	(3)	(1)
Currency	(43)	(12)
Fair value of plan assets at end of period	$1,200	$1,177

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2017		2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded status at end of period:
Assets less the benefit obligation of funded plans	$(394)	$—	$(401)	$—
Benefit obligation of unfunded plans	(271)	(153)	(290)	(151)
	$(665)	$(153)	$(691)	$(151)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other non- current assets	$2	$—	$—	$—
Accrued expenses and other current liabilities	(12)	(10)	(13)	(9)
Accrued postretirement benefits	(655)	(143)	(678)	(142)
	$(665)	$(153)	$(691)	$(151)
The postretirement amounts recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2017		2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial losses	$(375)	$(16)	$(444)	$(22)
Prior service credit	4	7	9	6
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(371)	$(9)	$(435)	$(16)
The estimated amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit costs in fiscal year 2018 (exclusive of equity method investments) are $34 million for pension benefit costs related to net actuarial losses of $35 million partially offset by prior service credits of less than $1 million, and $2 million for other postretirement benefits, related to amortization of prior service costs of less than $1 million and net actuarial losses of $1 million.
The postretirement changes recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and include the impact related to our equity method investments.

	March 31,
	2017		2016
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive (loss) income	$(435)	$(16)	$(439)	$18
Curtailments, settlements, and special termination benefits	1	—	—	—
Net actuarial gain (loss)	11	2	(25)	(11)
Prior service cost	(2)	—	—	—
Amortization of:
Prior service credits	(2)	1	(2)	(27)
Actuarial losses (gains)	43	4	41	4
Effect of currency exchange	13	—	(10)	—
Total postretirement amounts recognized in Accumulated other comprehensive (loss) income	$(371)	$(9)	$(435)	$(16)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are presented in the table below (in millions).

	March 31,
	2017	2016
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,865	$1,868
Accumulated benefit obligation	$1,711	$1,692
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,769	$1,868
Fair value of plan assets	$1,103	$1,177
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,581	$1,567
Fair value of plan assets	$1,049	$1,039
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$96	$—
Fair value of plan assets	$97	$—
 Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2018	$67	$6
2019	71	6
2020	76	7
2021	79	8
2022	84	9
2023 through 2027	481	52
Total	$858	$88

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Net periodic benefit costs
Service cost	$45	$47	$43	$6	$5	$5
Interest cost	59	59	66	6	5	5
Expected return on assets	(61)	(67)	(69)	—	—	—
Amortization — losses	40	37	22	4	4	5
Amortization — prior service credit	(2)	(2)	(2)	2	(27)	(37)
Curtailment, settlement, and special termination losses (gains)	1	—	1	—	—	(1)
Net periodic benefit cost (income)	$82	$74	$61	$18	$(13)	$(23)
Proportionate share of non-consolidated affiliates’ pension costs	8	9	7	—	—	—
Total net periodic benefit costs (income) recognized	$90	$83	$68	$18	$(13)	$(23)

Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Weighted average assumptions used to determine benefit obligations
Discount rate	3.2%	3.3%	3.1%	4.1%	4.0%	3.6%
Average compensation growth	3.1%	3.1%	3.1%	3.5%	3.5%	3.5%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.3%	3.1%	4.0%	4.0%	3.6%	4.1%
Average compensation growth	3.1%	3.1%	3.1%	3.5%	3.5%	3.5%
Expected return on plan assets	5.4%	5.6%	6.1%	—%	—%	—%
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 5.0% in fiscal 2018.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $8 million, $10 million, and $10 million in fiscal 2017, 2016 and 2015, respectively. The assumed health care cost trend used for measurement purposes is 7.0% for fiscal 2018, decreasing gradually to 5% in 2026 and remaining at that level thereafter.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A change of one percentage point in the assumed health care cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$2	$(2)
Effect on benefit obligation	$15	$(13)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC No. 712, Compensation — Retirement Benefits. “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $9 million and $4 million, respectively, as of March 31, 2017, for these benefits. Comparatively, “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $12 million and $5 million, respectively, as of March 31, 2016.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2017	2016
Equity	15-55%	32%	32%
Fixed income	45-77%	49%	62%
Real estate	0-15%	3%	2%
Other	0-16%	17%	5%

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

Pension Plan Assets

	March 31, 2017 Fair Value Measurements Using				March 31, 2016 Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	—	—	—	—	—	—	—	—
Fixed income	136	54	—	190	131	44	—	175
Real estate	—	—	—	—	—	—	—	—
Cash and cash equivalents	8	—	—	8	9	—	—	9
Other	—	—	—	—	—	—	—	—
Investments measured at net asset value (A)	—	—	—	1,002	—	—	—	993
Total	$144	$54	$—	$1,200	$140	$44	$—	$1,177

(A) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other expense (income), net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2017	2016	2015
Loss (gain) on remeasurement of monetary assets and liabilities, net	$30	$(55)	$14
Loss released from accumulated other comprehensive loss	—	1	3
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(35)	52	10
Currency (gains) losses, net	$(5)	$(2)	$27
The following currency losses are included in "Accumulated other comprehensive loss, net of tax" and “Noncontrolling interests” in the accompanying consolidated balance sheets (in millions).

	Year Ended March 31,
	2017	2016	2015
Cumulative currency translation adjustment — beginning of period	$(197)	$(214)	$90
Effect of changes in exchange rates	(75)	17	(304)
Sale of investment in foreign entities (A)	16	—	—
Cumulative currency translation adjustment — end of period	$(256)	$(197)	$(214)

(A) We reclassified $16 million of cumulative currency losses from AOCI to "Other expense (income), net" in the twelve months ended March 31, 2017. Refer to Note 18 — Other expense (income), net for further details.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2017 and 2016 (in millions):

	March 31, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(A)	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(69)	$—	$(69)
Currency exchange contracts	26	1	(1)	(3)	23
Energy contracts	1	—	—	(9)	(8)
Total derivatives designated as hedging instruments	27	1	(70)	(12)	(54)
Derivatives not designated as hedging instruments
Aluminum contracts	57	1	(68)	(1)	(11)
Currency exchange contracts	29	—	(13)	—	16
Total derivatives not designated as hedging instruments	86	1	(81)	(1)	5
Total derivative fair value	$113	$2	$(151)	$(13)	$(49)

	March 31, 2016
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(A)	Current	Noncurrent(A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(2)	$—	$8
Currency exchange contracts	15	5	(3)	(5)	12
Energy contracts	—	—	(4)	—	(4)
Interest rate swaps	—	—	—	(1)	(1)
Net Investment hedges
Currency exchange contracts	—	—	(1)	—	(1)
Total derivatives designated as hedging instruments	25	5	(10)	(6)	14
Derivatives not designated as hedging instruments
Aluminum contracts	24	—	(26)	—	(2)
Currency exchange contracts	39	—	(39)	(1)	(1)
Energy contracts	—	1	(10)	—	(9)
Total derivatives not designated as hedging instruments	63	1	(75)	(1)	(12)
Total derivative fair value	$88	$6	$(85)	$(7)	$2

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Aluminum
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2017. We had less than 1 kt of outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2016. One kilotonne (kt) is 1,000 metric tonnes.
The following table summarizes the amount of gain (loss) recognized on fair value hedges of metal price risk (in millions):

	Amount of Gain (Loss) Recognized on Changes in Fair Value
	Year Ended March 31,
	2017	2016
Fair value hedges of metal price risk
Derivative contracts	$—	$(2)
Designated hedged items	—	2
Net ineffectiveness (A)	$—	$—

(A)
Effective portion is recorded in "Net sales" and net ineffectiveness in "Other expense (income), net". There was no amount excluded from the assessment of hedge effectiveness related to Fair Value Hedges.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2017. We had 1 kt of outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2016.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. We had 391 kt and 301 kt of outstanding aluminum forward sales contracts designated as cash flow hedges as of March 31, 2017 and 2016, respectively.
The remaining aluminum derivative contracts are not designated as accounting hedges. As of March 31, 2017 and 2016, we had 89 kt and 76 kt, respectively, of outstanding aluminum sales contracts not designated as hedges. The average duration of undesignated contracts is less than one year.
The following table summarizes our notional amount (in kt).

	March 31,
	2017	2016
Hedge type
Purchase (sale)
Cash flow purchases	—	1
Cash flow sales	(391)	(301)
Not designated	(89)	(76)
Total, net	(480)	(376)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $465 million and $601 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2017 and 2016, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of March 31, 2017. We had $36 million of outstanding foreign currency forwards designated as net investment hedges as of March 31, 2016.
As of March 31, 2017 and 2016, we had outstanding foreign currency exchange contracts with a total notional amount of $683 million and $636 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the first quarter of fiscal 2018 and offset the remeasurement impact.
 Energy
We owned an interest in an electricity swap that matured January 5, 2017 which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. We did not have any outstanding notional megawatt hours remaining as of March 31, 2017. As of March 31, 2016, the fair value of this electricity swap was a liability of $9 million.
On December 31, 2015, we entered into an agreement to extend the electricity swap contract for an additional five years, effective January 6, 2017 and maturing on January 5, 2022. As of March 31, 2017 and 2016, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $9 million and an asset of $1 million, respectively. The electricity swap was designated as a cash flow hedge in the first quarter of fiscal year 2017.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had 6 million MMBTUs designated as cash flow hedges as of March 31, 2017, and the fair value was an asset of $1 million. There were 5 million MMBTUs of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2016 and the fair value was a liability of $4 million. As of March 31, 2017 and 2016, we had less than 1 million of MMBTUs of natural gas forward purchase contracts that were not designated as hedges. The fair value as of March 31, 2017 and 2016 was a liability of less than $1 million and a liability of $1 million, respectively, for the forward purchase contracts not designated as hedges. The average duration of undesignated contracts is less than one year in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America, which are not designated as hedges as of March 31, 2017. As of March 31, 2017 and 2016, we had 8 million gallons and 4 million gallons, respectively, of diesel fuel forward purchase contracts outstanding, and the fair value was a liability of less than $1 million. The average duration of undesignated contracts is approximately one year in length.
Interest Rate
As of March 31, 2017, we swapped $119 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of March 31, 2017 and 2016, $119 million (KRW 133 billion) and $115 million (KRW 133 billion), respectively, were designated as cash flow hedges.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended March 31,
	2017	2016	2015
Derivative instruments not designated as hedges
Aluminum contracts	$(44)	$47	$(31)
Currency exchange contracts	40	(60)	(5)
Energy contracts (A)	8	3	2
Gain (loss) recognized in "Other expense (income), net"	4	(10)	(34)
Derivative instruments designated as hedges
(Loss) gain recognized in "Other expense (income), net" (B)	(25)	17	19
Total (loss) gain recognized in "Other expense (income), net"	$(21)	$7	$(15)
Balance sheet remeasurement currency exchange contract gains (losses)	$35	$(53)	$(13)
Realized (losses) gains, net (C)	(61)	64	(2)
Unrealized gains (losses) on other derivative instruments, net	5	(4)	—
Total (loss) gain recognized in "Other expense (income), net"	$(21)	$7	$(15)

(A)	Includes amounts related to de-designated electricity swap, diesel fuel forward contracts and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

(C)
During the year ended March 31, 2017, the level of undesignated aluminum derivatives was higher due to the volatility in LME pricing. During the year ended March 31, 2016, the level of undesignated aluminum derivatives was higher due to the volatility in the local market premium component of our net selling prices, forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $43 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
	2017	2016	2015	2017	2016	2015
Cash flow hedging derivatives
Aluminum contracts	$(137)	$84	$(26)	$(27)	$17	$24
Currency exchange contracts	48	(7)	(44)	2	1	(2)
Energy contracts	(7)	(5)	(12)	(1)	(1)	—
Interest rate swaps	—	(1)	(1)	—	—	—
Total cash flow hedging derivatives	(96)	71	(83)	(26)	17	22
Net investment derivatives
Currency exchange contracts	—	(2)	11	—	—	—
Total	$(96)	$69	$(72)	$(26)	$17	$22

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2017	2016	2015
Energy contracts (A)	$(4)	$(5)	$(5)	Other expense (income), net
Energy contracts (C)	(4)	(10)	—	Cost of goods sold (B)
Aluminum contracts	(55)	83	(40)	Cost of goods sold (B)
Aluminum contracts	(3)	—	—	Net sales
Currency exchange contracts	18	(44)	(14)	Cost of goods sold (B)
Currency exchange contracts	2	(4)	(1)	Selling, general and administrative expenses
Currency exchange contracts	7	(9)	18	Net sales
Currency exchange contracts	—	(1)	(3)	Other expense (income), net
Currency exchange contracts	—	—	7	Gain on assets held for sale, net
Currency exchange contracts	(1)	(1)	(1)	Depreciation and amortization
Interest rate swaps	—	(1)	—	Interest expense
Total	(40)	8	(39)	(Loss) income before income taxes
	12	(19)	8	Income tax benefit (provision)
	$(28)	$(11)	$(31)	Net loss

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap was amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	(A) Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of March 31, 2014	$89	$(20)	$(160)	$(91)
Other comprehensive income before reclassifications	(302)	(74)	(118)	(494)
Amounts reclassified from AOCI, net	—	31	(7)	24
Net current-period other comprehensive loss	(302)	(43)	(125)	(470)
Balance as of March 31, 2015	(213)	(63)	(285)	(561)
Other comprehensive loss (income) before reclassifications	17	41	(15)	43
Amounts reclassified from AOCI, net	—	11	7	18
Net current-period other comprehensive income (loss)	17	52	(8)	61
Balance as of March 31, 2016	(196)	(11)	(293)	(500)
Other comprehensive (loss) income before reclassifications	(76)	(63)	22	(117)
Amounts reclassified from AOCI, net	16	28	28	72
Net current-period other comprehensive (loss) income	(60)	(35)	50	(45)
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)

(A) The $16 million in currency translation reclassified from AOCI relates to CTA that was written off as part of our sale of the Aluminum Company of Malaysia Berhad (ALCOM) business. Refer to Note 18 — Other (Income) Expense, Net for additional information.

(B)	For additional information on our cash flow hedges see Note 15 — Financial Instruments and Commodity Contracts.

(C)	For additional information on our postretirement benefit plans see Note 13 — Postretirement Benefit Plans.

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
For the electricity swap that matured January 5, 2017, we did not have any outstanding notional megawatt hours remaining as of March 31, 2017.
For the electricity swap maturing January 5, 2022, the average forward price at March 31, 2017, estimated using the method described above, was $40 per megawatt hour, which represented less than $1 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $37 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2017 and March 31, 2016, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2017 and March 31, 2016 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2017		2016
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$58	$(138)	$34	$(28)
Currency exchange contracts	56	(17)	59	(49)
Energy contracts	1	—	—	(5)
Interest rate swaps	—	—	—	(1)
Total level 2 instruments	115	(155)	93	(83)
Level 3 instruments
Energy contracts	—	(9)	1	(9)
Total level 3 instruments	—	(9)	1	(9)
Total gross	$115	$(164)	$94	$(92)
Netting adjustment (A)	$(46)	$46	$(31)	$31
Total net	$69	$(118)	$63	$(61)
 (A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized gains of $5 million for the year ended March 31, 2017 related to Level 3 financial instrument that matured in January 2017. These gains were included in “Other expense (income), net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2015	$(16)
Unrealized gain included in earnings (B)	9
Settlements	(1)
Balance as of March 31, 2016	$(8)
Unrealized/realized gain included in earnings (B)	11
Unrealized/realized (loss) included in AOCI (C)	(9)
Settlements	(3)
Balance as of March 31, 2017	$(9)

(A)Represents net derivative liabilities.
(B)Included in "Other expense (income), net"
(C)Included in "Change in fair value of effective portion of cash flow hedges, net"

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

	March 31,
	2017		2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$15	$14	$16	$17
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,558	$4,797	$4,468	$4,659

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    OTHER EXPENSE (INCOME)
“Other expense (income), net” is comprised of the following (in millions).

	Year Ended March 31,
	2017	2016	2015
Foreign currency remeasurement (gain) loss, net (A)	$(5)	$(2)	$27
(Gain) loss on change in fair value of other unrealized derivative instruments, net (B)	(5)	4	—
Loss (gain) on change in fair value of other realized derivative instruments, net (B)	61	(64)	2
Loss on sale of assets, net	6	4	5
Loss on sale of business (C)	27	—	—
Loss on Brazilian tax litigation, net (D)	5	5	7
Interest income	(11)	(13)	(7)
Gain on business interruption insurance recovery (E)	—	(10)	(19)
Other, net	17	8	2
Other expense (income), net	$95	$(68)	$17

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 15 — Financial Instruments and Commodity Contracts for further details.

(C)
On September 30, 2016, we sold our 59.15% equity interest in Aluminum Company of Malaysia Berhad (ALCOM), a previously consolidated subsidiary, to Towerpack Sdn. Bhd. for $12 million (MYR 48 million), which was recorded in "Accounts Receivable, net" as of September 30, 2016, and received in October 2016. The transaction includes our interest in the Bukit Raja, Malaysia facility, which processed aluminum within the construction/industrial and heavy and light gauge foil markets, and the wholly-owned entity Alcom Nikkei Specialty Coatings Sdn. Berhad. This sale is part of our continued strategy to exit certain non-core operations and align our growth strategy in the premium product markets. The sale resulted in a loss of $27 million during the year ended March 31, 2017. As a result of this sale, we no longer own any interest in ALCOM.

(D)	See Note 20 — Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(E)
We experienced an outage at the hotmill in the Logan facility in North America due to an unexpected motor failure in fiscal 2015 and recognized gains of $10 million and $13 million during the years ended March 31, 2016 and March 31, 2015, respectively. Additionally, the fiscal year 2015 gain also includes an insurance settlement which resulted in a gain of $6 million related to lost shipments and profits resulting from an electrical short circuit impacting a hot mill motor at one of our facilities in our Europe segment in fiscal 2015.

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

	Year Ended March 31,
	2017	2016	2015
Domestic (Canada)	$(286)	$(313)	$(267)
Foreign (all other countries)	491	324	434
Pre-tax income before equity in net loss of non-consolidated affiliates	$205	$11	$167
The components of the "Income tax provision" are as follows (in millions).

	Year Ended March 31,
	2017	2016	2015
Current provision:
Domestic (Canada)	$8	$5	$4
Foreign (all other countries)	139	134	98
Total current	147	139	102
Deferred provision (benefit):
Domestic (Canada)	—	—	—
Foreign (all other countries)	4	(93)	(88)
Total deferred	4	(93)	(88)
Income tax provision	$151	$46	$14
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended March 31,
	2017	2016	2015
Pre-tax income before equity in net loss on non-consolidated affiliates	$205	$11	$167
Canadian Statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$51	$3	$42
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	9	16	(22)
Exchange remeasurement of deferred income taxes	8	(8)	(31)
Change in valuation allowances	67	104	95
Tax credits	(14)	(22)	(22)
Income items not subject to tax	(3)	—	2
State tax benefit, net	1	(10)	(7)
Dividends not subject to tax	(23)	(52)	(52)
Enacted tax rate changes	1	5	(1)
Tax rate differences on foreign earnings	36	4	7
Uncertain tax positions	6	7	10
Prior year adjustments	4	(2)	2
Income tax settlements	6	—	(6)
Other — net	2	1	(3)
Income tax provision	$151	$46	$14
Effective tax rate	73%	411%	8%

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
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The impact on our income tax provision of the change in these valuation allowances during the year ended March 31, 2017 was an increase of $67 million.
We earn tax credits in a number of the jurisdictions in which we operate. Primarily comprised of foreign tax credits in the U.K. of $7 million in the current year and empire zone credits in New York of $4 million. The impact on our income tax provision of credits during the year ended March 31, 2017 was a benefit of $14 million. However, legislation enacted in New York state on March 31, 2014 established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $4 million.
We receive the benefits of favorable tax holidays in various jurisdictions, which resulted in a $3 million reduction to tax expense for the year ended March 31, 2017, and phase out as of December 31, 2020.
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

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2017	2016
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$459	$396
Tax losses/benefit carryforwards, net	724	741
Depreciation and amortization	45	41
Other assets	4	(1)
Total deferred income tax assets	1,232	1,177
Less: valuation allowance	(680)	(613)
Net deferred income tax assets	$552	$564
Deferred income tax liabilities:
Depreciation and amortization	$442	$457
Inventory valuation reserves	84	64
Monetary exchange gains, net	14	15
Other liabilities	24	30
Total deferred income tax liabilities	$564	$566
Net deferred income tax liabilities	$12	$2
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $680 million and $613 million were necessary as of March 31, 2017 and 2016, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2017, we had net operating loss carryforwards of approximately $614 million (tax effected) and tax credit carryforwards of $110 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal year 2018. As of March 31, 2017, valuation allowances of $531 million, $90 million and $59 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China and the U.K.
As of March 31, 2016, we had net operating loss carryforwards of approximately $638 million (tax effected) and tax credit carryforwards of $103 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal 2017 with some amounts being carried forward indefinitely. As of March 31, 2016, valuation allowances of $468 million, $88 million and $57 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China and the U.K.

Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2017, we had cumulative earnings of approximately $2.7 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $601 million in Canada, in excess of $496 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $46 million of tax credits and other deferred tax assets of $59 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2017 and 2016, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $36 million and $34 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2005 through 2014. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $16 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2017, 2016 and 2015, we had $5 million, $4 million and $5 million accrued, respectively, for interest and penalties. For the year ended March 31, 2017, we recognized $1 million expense related to accrued interest and penalties. For the years ended March 31, 2016 and 2015 we recognized a tax expense and benefit of $2 million and $1 million, respectively, related to changes in accrued interest and penalties.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended March 31,
	2017	2016	2015
Beginning balance	$34	$37	$39
Additions based on tax positions related to the current period	5	6	7
Additions based on tax positions of prior years	—	3	3
Reductions based on tax positions of prior years	—	(6)	(1)
Settlements	(1)	(10)	(3)
Foreign exchange	(2)	4	(8)
Ending Balance	$36	$34	$37

Income Taxes Payable
Our consolidated balance sheets include income taxes payable (net) of $46 million and $42 million as of March 31, 2017 and 2016, respectively. Of these amounts, $28 million and $13 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2017 and 2016, respectively.

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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of March 31, 2017 were approximately $15 million, of which $12 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $3 million. Additionally, $10 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $5 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet as of March 31, 2017. As of March 31, 2016, $7 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $10 million included in “Accrued expenses and other current liabilities” in our consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	March 31,
	2017	2016
Cash deposits (A)	$3	$2

Short-term settlement liability (B)	$9	$7
Long-term settlement liability (B)	59	57
Total settlement liability	$68	$64

Liability for other disputes and claims (C)	$22	$17

(A) We have these cash deposits as a result of legal proceedings with Brazil's tax authorities. These deposits, which are included in “Other long-term assets — third parties” in our accompanying consolidated balance sheets, will be expended toward these legal proceedings.
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

	Year Ended March 31,
	2017	2016	2015
Loss on Brazilian tax litigation, net	$5	$5	$7
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
As of March 31, 2017 and 2016, we had sold certain inventories to third parties and have agreed to repurchase the same or similar inventory back from the third parties subsequent to the balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of March 31, 2017 is $12 million and as of March 31, 2016 was $22 million, based on market prices as of these dates. We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. As of March 31, 2017 and 2016, there was no liability related to these repurchase obligations on our accompanying consolidated balance sheets.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Segment Financial Information

Selected Operating Results Year Ended March 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,226	$2,930	$1,771	$1,448	$216	$9,591
Net sales - intersegment	2	38	20	62	(122)	—
Net sales	$3,228	$2,968	$1,791	$1,510	$94	$9,591

Depreciation and amortization	$149	$106	$59	$63	$(17)	$360
Income tax provision	$18	$12	$20	$88	$13	$151
Capital expenditures	$80	$65	$38	$39	$2	$224

March 31, 2017
Investment in and advances to non–consolidated affiliates	$—	$451	$—	$—	$—	$451
Total assets	$2,359	$2,679	$1,576	$1,637	$93	$8,344

Selected Operating Results Year Ended March 31, 2016	North America	Europe		Asia		South America	Eliminations and Other	Total
Net sales - third party	$3,262	$3,055		$1,879		$1,482	$194	$9,872
Net sales - intersegment	4	168		113		93	(378)	—
Net sales	$3,266	$3,223		$1,992		$1,575	$(184)	$9,872

Depreciation and amortization	$143	$106		$61		$61	$(18)	$353
Income tax (benefit) provision	$(53)	$(11)		$12		$81	$17	$46
Capital expenditures	$143	$146		$35		$39	$7	$370

March 31, 2016
Investment in and advances to non–consolidated affiliates	$—	$488		$—		$—	$—	$488
Total assets	$2,370	$2,687	—	$1,516	—	$1,584	$123	$8,280

Selected Operating Results Year Ended March 31, 2015	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,465	$3,609	$2,139	$1,749	$185	$11,147
Net sales - intersegment	18	174	201	101	(494)	—
Net sales	$3,483	$3,783	$2,340	$1,850	$(309)	$11,147

Depreciation and amortization	$137	$103	$71	$63	$(22)	$352
Income tax (benefit) provision	$(27)	$12	$16	$(1)	$14	$14
Capital expenditures	$122	$257	$85	$53	$1	$518

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table shows the reconciliation from income from reportable segments to “Net income attributable to our common shareholder” (in millions).

	Year Ended March 31,
	2017	2016	2015
North America	$384	$258	$273
Europe	180	116	250
Asia	153	135	141
South America	340	282	240
Intersegment eliminations and other	(3)	—	(2)
Depreciation and amortization	(360)	(353)	(352)
Interest expense and amortization of debt issuance costs	(294)	(327)	(326)
Adjustment to eliminate proportional consolidation	(28)	(30)	(33)
Unrealized gains (losses) on change in fair value of derivative instruments, net	5	(4)	—
Realized gains (losses) on derivative instruments not included in segment income	5	(1)	(6)
Gain on assets held for sale	2	—	22
Loss on extinguishment of debt	(134)	(13)	—
Restructuring and impairment, net	(10)	(48)	(37)
Loss on sale of business	(27)	—	—
Loss on sale of fixed assets	(6)	(4)	(5)
Other costs, net	(10)	(3)	(3)
Income before income taxes	197	8	162
Income tax provision	151	46	14
Net income (loss)	46	(38)	148
Net income attributable to noncontrolling interests	1	—	—
Net income (loss) attributable to our common shareholder	$45	$(38)	$148
Geographical Area Information
We had 24 operating facilities in ten countries as of March 31, 2017. The tables below present “Net sales” and “Long-lived assets and other intangible assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets and other intangible assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended March 31,
	2017	2016	2015
Net sales:
United States	$3,336	$3,334	$3,507
Asia and Other Pacific	1,771	1,879	2,139
Brazil	1,448	1,482	1,750
Canada	106	121	144
Germany	2,428	2,506	2,976
Other Europe	502	550	631
Total Net sales	$9,591	$9,872	$11,147

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2017	2016
Long-lived assets and other intangibles:
United States	$1,400	$1,483
Asia and Other Pacific	756	784
Brazil	823	840
Canada	64	70
Germany	260	287
United Kingdom	39	43
Other Europe	472	522
Total long-lived assets	$3,814	$4,029
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The percentage of “Net sales” generated from beverage and food can products were 52%, 55%, and 56% in the years ended March 31, 2017, 2016, and 2015, respectively. The percentage of “Net sales” generated from automotive products increased to 23% in the year ended March 31, 2017, compared to 20% and 13% in the years ended March 31, 2016 and 2015, respectively.
Major Customers
The table below shows our net sales to the Affiliates of Ball Corporation (Ball) and Ford Motor Company (Ford), our two largest customers, as a percentage of total “Net sales.”

	Year Ended March 31,
	2017	2016	2015
Ball (A)	27%	30%	28%
Ford	10%	4%	2%

(A)
In February of 2015, Ball Corporation made an offer to acquire Rexam. On June 30, 2016, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group. We have combined the sales for Ball and Rexam for presentation purposes. Prior period amounts disclosed above for Ball do not include the effects of the divestiture of the assets to the Ardagh Group.

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2017	2016	2015
Purchases from RT as a percentage of total combined metal purchases	10%	12%	15%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    SUPPLEMENTAL INFORMATION
     Supplemental cash flow information is as follows (in millions).

	Year Ended March 31,
	2017	2016	2015
Supplemental disclosures of cash flow information:
Interest paid	$288	$308	$303
Income taxes paid	$128	$123	$131
As of March 31, 2017, we recorded $42 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to March 31, 2017. During the years ended March 31, 2017 and 2015, we incurred capital lease obligations of $2 million and less than $1 million. During the year ended March 31, 2016, we did not incur any new capital lease obligations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    QUARTERLY RESULTS (UNAUDITED)
The tables below present select operating results (in millions) by period:

	(Unaudited) Quarter Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Net sales	$2,296	$2,361	$2,313	$2,621
Cost of goods sold (exclusive of depreciation and amortization)	1,930	1,980	1,924	2,182
Selling, general and administrative expenses	92	108	103	118
Depreciation and amortization	89	90	88	93
Interest expense and amortization of debt issuance costs	83	81	67	63
Research and development expenses	13	14	14	17
Gain on assets held for sale, net	(1)	(1)	—	—
Loss on extinguishment of debt	—	112	—	22
Restructuring and impairment, net	2	1	1	6
Equity in net loss of non-consolidated affiliates	—	—	8	—
Other expense (income), net	28	38	(3)	32
Income tax provision	36	27	47	41
Net income (loss)	24	(89)	64	47
Net income attributable to noncontrolling interests	—	—	1	—
Net income (loss) attributable to our common shareholder	$24	$(89)	$63	$47

	(Unaudited) Quarter Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Net sales	$2,634	$2,482	$2,354	$2,402
Cost of goods sold (exclusive of depreciation and amortization)	2,400	2,241	2,051	2,035
Selling, general and administrative expenses	100	100	104	103
Depreciation and amortization	87	89	88	89
Interest expense and amortization of debt issuance costs	80	82	82	83
Research and development expenses	13	13	13	15
Loss on extinguishment of debt	13	—	—	—
Restructuring and impairment, net	15	4	10	19
Equity in net loss of non-consolidated affiliates	1	1	—	1
Other (income) expense, net	(30)	(32)	(16)	10
Income tax provision (benefit)	15	(3)	16	18
Net (loss) income	(60)	(13)	6	29
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to our common shareholder	$(60)	$(13)	$6	$29

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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2017 is set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On May 5, 2017, our Board of Directors approved a fiscal year 2018 executive annual incentive plan (2018 Executive AIP) and an executive long term incentive plan covering fiscal years 2018 through 2020 (2018 Executive LTIP). For additional information regarding the 2018 Executive AIP and the 2018 Executive LTIP, see Item 11 - Executive Compensation, Fiscal Year 2018 Incentive Compensation Plans, which is incorporated by reference into this item.

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

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	49	Chairman of the Board
Askaran Agarwala (B)	May 15, 2007	83	Director
D. Bhattacharya (A)(B)	May 15, 2007	68	Director and Vice Chairman of the Board
Clarence J. Chandran (A)(B)	January 6, 2005	68	Director
Donald A. Stewart (A)	May 15, 2007	70	Director
Satish Pai (B)	August 6, 2013	55	Director

(A)	Member of our Audit Committee

(B)	Member of our Compensation Committee
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies including Grasim, UltraTech Cement, Aditya Birla Nuvo and Idea Cellular; and globally, Novelis, Aditya Birla Chemicals (Thailand) Limited and Indo Phil Textile Mills Inc. Philippines. Mr. Birla also serves as director on the board of the Group’s international companies spanning Thailand, Indonesia, Philippines, Egypt, and Canada. Additionally, Mr. Birla is the Chancellor of the Birla Institute of Technology & Science, Pilani and the Chairman of the Board of Governors Indian Institute of Management, Ahmedabad and Indian Institute of Technology. He is a member of the London Business School’s Asia Pacific Advisory Board. Mr. Birla’s past affiliations include service on the boards of Maruti Udyog Limited and Tata Iron and Steel Co. Limited. He was a part time non-official director on the Central Board of Reserve Bank of India. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world.
Mr. Askaran Agarwala has served as a Director of Hindalco since September 1998. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies, including Udyog Services Ltd., Tanfac Industries Ltd., Aditya Birla Insurance Brokers Limited and Aditya Birla Health Services Limited. He is a trustee of Sarla Basant Birla Param Bhakti Trust, Aditya Vikram Birla Memorial Trust and the Aditya Birla Foundation, among many other organizations. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds valuable perspective to the board. Having served as president of our parent company, Hindalco, Mr. Agarwala also brings a depth of understanding of our business and operations.
Mr. Debnarayan Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He retired from his position as Managing Director of Hindalco in July 2016. Mr. Bhattacharya continues to serve as Non Executive Director and is appointed as the Vice Chairman of Hindalco. He is also a Director of Aditya Birla Management Corporation Private Ltd. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the Company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

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
Donald A. Stewart serves as Chairman of the Audit Committee of the Novelis Board of Directors. He retired as Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart continues to serve as a director of Sun Life Global Investments Inc.and Sun Life Everbright Life Insurance Company Limited. He is the Chairman of AV Group NB Inc., AV Terrace Bay Inc., Sun Life Assurance Company of Canada (UK) Limited and of the federal-provincial Nominating Committee for the Canada Pension Plan Investment Board. Mr. Stewart brings extensive financial management and operating experience to the board.
Mr. Satish Pai has served as the managing Director of Hindalco Industries Limited since August 2016. Mr. Pai previously served as served as Deputy Managing Director of Hindalco Industries Limited from February 2014 to May 2016, and as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28 year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and also serves as a director of Hindalco. Mr. Pai also serves as a Director of ABB Limited, Switzerland. Mr. Pai brings extensive industry and global operating experience to the board.
Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company as of April 30, 2017. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Steven Fisher	46	President and Chief Executive Officer
Devinder Ahuja	51	Senior Vice President and Chief Financial Officer
Steven E. Pohl	57	Senior Vice President, Business Performance and Execution
Marco Palmieri	60	Senior Vice President and President, Novelis North America
Emilio Braghi	49	Senior Vice President and President, Novelis Europe
Antonio Tadeu Coelho Nardocci	59	Senior Vice President and President, Novelis South America
Sachin Satpute	51	Senior Vice President and President, Novelis Asia
Leslie J. Parrette, Jr.	55	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Nicholas Madden	60	Senior Vice President, Manufacturing Excellence and Procurement
H.R. Shashikant	54	Senior Vice President and Chief Human Resources Officer
Randal Miller	54	Vice President, Treasurer
Stephanie Rauls	48	Vice President, Controller and Chief Accounting Officer
Steven Fisher is our President and Chief Executive Officer. Since joining the company in 2006, Fisher has served in a number of executive positions, most recently as Chief Financial Officer from May 2007 to May 2015. Mr. Fisher joined Novelis in February 2006 as Vice President, Strategic Planning and Corporate Development. Prior to joining Novelis, Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp., at its headquarters in Dallas, Texas. Mr. Fisher is a member of the Business Roundtable, an association of leading U.S. companies working to promote sound public policy. In addition, he is a member of the Board of Directors for the Metro Atlanta Chamber of Commerce, where he chairs the Global Commerce Council. Mr. Fisher received a bachelor’s degree in finance and accounting from the University of Iowa and is a certified public accountant.

Devinder Ahuja is our Senior Vice President and Chief Financial Officer, and has served in this role since August 2016. Before joining Novelis, Mr. Ahuja spent 15 years at Novartis Group, where he served most recently as Chief Financial Officer of the Alcon Division’s North America business.  Prior to that, Mr. Ahuja held positions of increasing responsibility at Novartis covering the areas of finance, strategic planning, supply chain and purchasing.  During his career, Mr. Ahuja has held various finance leadership roles including posts in Switzerland, South Korea, Japan and India.  Mr. Ahuja holds a Bachelor of Commerce degree from the RA Podar College of Commerce and Economics in Mumbai, India and is a Chartered Accountant.

Steven Pohl is our Senior Vice President, Business Performance and Execution and has served in this role since June 2016. Mr. Pohl joined Novelis in 2009 as Vice President Finance, Chief Financial Officer North America, and has served as Vice

President, Financial Planning & Analysis from 2012 to July 2015, and as Interim Chief Financial Officer from October 2015 to August 2016. Mr. Pohl came to Novelis from PPG Industries, Inc., the world’s leading coatings and specialty products company, where he served as General Auditor from 2008 to 2009. Before that, he held key finance and management positions of increasing responsibility at PPG Industries, Inc. from 1981 to 2008. He is also a board member and trustee of La Roche College in Pittsburgh, Pennsylvania. Mr. Pohl earned his B.S. in Accounting from La Roche College.
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

Emilio Braghi has served as our Senior Vice President and President, Novelis Europe since September 2016. Previously, he served as Vice President, Operations, Novelis North America, since February 2015. Mr. Braghi joined Novelis in 1999 as Sales Manager, Europe. During his tenure, he has taken on many leadership roles of increasing responsibility and moved into his first general management role in 2006, when he was named head of Novelis' business in Italy. Mr. Braghi went on to hold multiple general management leadership positions with Novelis' Litho and Painted Products value streams in Europe, directing both commercial and operational activities and he joined the Asia leadership team in March 2012 as Vice President of Operations. Mr. Braghi holds a degree in Engineering and Industrial Production Technologies from Politecnico di Milano in Milan, Italy.
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis South America since May 2013. He previously served as our Senior Vice President and President, Novelis Europe from June 2009 to April 2013. Prior to that, he served as our Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is a member of the Brazilian Aluminum Association Board.
Sachin Satpute is Senior Vice President and President, Novelis Asia and has served in this role since June 2016. He previously served as Chief Marketing Officer for Hindalco Industries since 2012, and was Managing Director of Aluminum Company of Malaysia (ALCOM) from April 2011 until June 2012. Prior to his most recent role with Hindalco, Mr. Satpute spent five years with Novelis in various roles of increasing responsibility. Mr. Satpute began his career at a Hindalco aluminum plant in 1987 as a development engineer. In addition to a degree in mechanical engineering from Pune University, Mr. Satpute also holds an MBA in marketing from Mumbai University, India.
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
Nicholas Madden is our Senior Vice President, Manufacturing Excellence and Procurement. Prior to this role, he served as Senior Vice President, Chief Supply Chain Officer, which he assumed in January 2012 and served as Senior Vice President and Chief Procurement Officer from October 2006 until December 2011 and President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan's Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a B.Sc. (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.
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
Stephanie Rauls has served as our Vice President, Controller and Chief Accounting Officer since February 2016. Ms. Rauls previously served as Vice President of Global Tax since December 2013. Prior to joining Novelis, Ms. Rauls served as Vice President, Tax of Wal-Mart Stores, Inc. from 2011 to 2013, and prior to that, she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, Ms. Rauls was employed by KPMG LLP from 1994 to 2002. She earned a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.
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

Item 11.  Executive Compensation

This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the Securities and Exchange Commission and include persons serving in the role of principal executive officer, persons serving in the role of principal financial officer and the three other highest paid executive officers who were employed by the Company on March 31, 2017.

Named Executive Officer for Fiscal 2017	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Senior Vice President, Chief Financial Officer[1]
Steven E. Pohl	Senior Vice President, Business Performance and Execution[2]
Leslie J. Parrette	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Marco Palmieri	Senior Vice President and President, Novelis North America
Emilio Braghi	Senior Vice President and President Novelis Europe
1 Mr. Ahuja served as the Company’s Chief Financial Officer since August 9, 2016.
2Mr. Pohl served as the Company’s Interim Chief Financial Officer from October 19, 2015 to August 8, 2016.

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

Our named executive officers have no direct role in setting their own compensation. The Committee, however, meets with members of our management team to evaluate performance against pre-established goals, and management makes recommendations to the board regarding budgets, production and sales forecasts and other information, which affect certain goals. The Committee may seek input from our senior management concerning individual performance, expected future contributions and compensation matters generally.

Management assists the Committee by providing information needed or requested by the Committee (such as our performance against budget and objectives, historical compensation, compensation expense, current Company policies and programs, country-specific compensation practices, peer group metrics and peer group target pay levels) and by providing input and advice regarding potential changes to compensation programs and policies and their impact on the Company and its executives.

In the first quarter of each fiscal year, the Committee (1) reviews prior year performance and approves the distribution of short-term incentive and long term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short term incentive targets for executives for the current year, and (3) recommends to the board of directors the form of long term‑ incentive award vehicles and vesting performance criteria for the current cycle of the program. The Committee may employ alternative practices when appropriate under the circumstances.

Although the Committee did not independently engage a third party compensation consultant to assist in developing our fiscal 2017 compensation program, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management reports Mercer’s analysis to the Committee. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. Hay Group (a global human resource consulting firm) periodically assists management with the internal leveling of executive roles to ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.

For executive compensation benchmarking purposes, management focuses on large global companies headquartered in the southeastern United States with whom Novelis may compete for executive talent, as well as other major companies in the manufacturing and materials sectors having revenues in excess of $2 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management’s most recent compensation competitive analysis consisted of the following companies:

AGCO	Berry Plastics Group Inc.	Newell Rubbermaid
Air Products & Chemicals Inc.	Eastman Chemical Co.	PPG Industries
Alcoa Inc.	Genuine Parts Co.	Praxair
Altria Group Inc.	Ingersoll- Rand PLC	Southern Co.
Ashland	Kennametal

While both the Committee and management review compensation data (in surveys and public filings) to confirm that our executive compensation program is competitive, the Committee retains discretion to set an individual executive’s compensation. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including past performance, experience and potential, retention needs, job position and/or tenure. Management and the Committee focus on target compensation opportunities disclosed in survey and peer group compensation data (and not actual compensation earned, which is influenced by the historical company or individual performance of the survey and peer group participants).

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term financial and operational success and thereby build value for our shareholder. The program is organized around three fundamental principles:

•Provide Total Cash and Total Direct Compensation Opportunities that are Competitive with Similar Positions at Comparable Companies: To enable us to attract, motivate and retain qualified executives to build long-term shareholder value, total cash compensation (base pay plus annual short-term incentives) and total direct compensation (total cash compensation plus the value of long-term incentives) opportunities for each executive are targeted at levels to be market competitive and reflect the value paid to executives in similar positions at comparable companies and also be appropriately positioned within the Company to ensure internal equity based on the scope and complexity of the role as it is designed at Novelis.

•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive’s actual compensation should be linked directly to the Company’s short-term and long-term financial performance and each individual’s annual contribution. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual’s total direct compensation that is based upon these performance objectives and financial goals should increase as the individual’s business responsibilities and job scope increase. Additionally, we believe performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices.

•A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained financial performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value.

The Committee recognizes that the engagement of top talent in critical functions may require the recruitment of new executives and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in our best interests to negotiate a compensation package that varies from the principles set forth above.

Key Elements of Our Compensation Program

Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits, which includes certain executive perquisites. The Committee reviews these compensation elements, generally during the first quarter of the fiscal year. On a regular basis, the Committee compares the competitiveness of these key elements to that of companies in our peer group and/or to available compensation survey market data. Our objective for named executive officer compensation is to be at or near the market median (50th percentile) for both target total cash compensation and total direct compensation. In fiscal 2017, Mercer LLC conducted a compensation analysis for us which revealed that our aggregate fiscal 2017 target total cash compensation and total direct compensation for our named executive officers were 83% and 71%, respectively, of the market median. This comparison was largely impacted by the changes in our Chief Financial Officer roles in fiscal 2017. Over time it is expected that these compensation metrics will move closer to the market median based on the executives’ performance and as the executives’ tenure in these roles lengthens. Unless otherwise indicated, all amounts paid in currencies other than U.S. dollars are reflected in the Compensation Discussion and Analysis in U.S. dollars as adjusted by the applicable exchange rates on March 31, 2017.

Base Pay. Based on market practices, we believe it is appropriate that a minimum portion of total direct compensation be provided in a form that is fixed and recognizes individual performance in the prior fiscal year. Any changes in base salaries are generally effective July 1 of the current year (i.e., the start of the Company’s second quarter of the fiscal year), unless an executive is promoted or assumes a new role during the fiscal year. The Committee’s objective is to position base salaries for the named executive officers at or near the median of comparable positions at companies in our peer group. In aggregate, fiscal 2017 salaries of our named executive officers were 88% of the market median.

Short-Term (Annual) Cash Incentives. We believe that an annual incentive opportunity is necessary to attract, retain and reward our executives. Our philosophy concerning annual incentive program design for executives is based on the guiding values below:

•	Annual incentives should be directly linked with and clearly communicate the strategic priorities approved by our board of directors.

•	Annual incentives should be primarily weighted on the achievement of Company-wide financial goals.

•	Annual incentives should be 100% at-risk, and there should be a minimum financial performance threshold that must be attained to receive any payout.

•
Performance goals should be sufficiently ambitious to drive enterprise value creation, but also be based on metrics that executives can meaningfully influence over the annual time frame, and payouts should not be concentrated on a single metric.

•	Threshold, target and maximum opportunity payouts (as a percent of salary) should be comparable with opportunity payouts of executives in similar roles in other benchmark companies or industries.

•	The Committee retains the discretion to adjust, up or down, annual incentives earned based on the Committee’s subjective assessment of individual performance.

Our Committee and board of directors, after input from management, approved our fiscal 2017 annual incentive plan (2017 AIP) during the first quarter of fiscal 2017. The performance benchmarks for the year were tied to four key metrics: (1) the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) the Company’s free cash flow performance; (3) the executive’s individual performance in recognition of each individual’s unique job responsibilities and annual objectives; and (4) the company’s performance against safety goals of reduction in serious injuries and reduction in total recordable incidents.

No 2017 AIP bonuses are payable with respect to any of the three incentive metrics unless overall Novelis EBITDA performance for fiscal 2017 achieves at least 75% of the financial target. If the EBITDA threshold is achieved, the actual payout under the two financial metrics will range from 50% to 200% of target payout opportunity depending upon the actual performance results attributable to each metric, and the actual payout under the metric for individual performance can range from 0% to 200% of target payout opportunity. Actual performance below the threshold for a particular metric results in no payout for that metric.

The table below shows the 2017 AIP target and actual performance for each goal and the amount earned based on actual performance rounded to the nearest whole dollar.

Name	Target Bonus as Percentage of Salary (A)	Performance Objective (B)	Performance Weighting	Targeted Performance ($) (B)	Actual Performance ($) (C)	Actual Performance as a Percentage of Target Performance
Steven Fisher	110%	EBITDA	40%	343,200	389,875	114%
		Cash Flow	35%	300,300	600,600	200%
		Personal	15%	128,700	154,440	120%
		Safety	10%	85,800	—	—%
			100%	858,000	1,144,915	133%
Devinder Ahuja	54%	EBITDA	40%	108,280	122,999	114%
		Cash Flow	35%	94,745	189,479	200%
		Personal	15%	40,605	40,603	100%
		Safety	10%	27,070	37,896	140%
			100%	270,700	390,977	144%
Steven E. Pohl	56%	EBITDA	40%	90,214	102,483	114%
		Cash Flow	35%	78,937	157,874	200%
		Personal	15%	33,830	40,596	120%
		Safety	10%	22,553	31,575	140%
			100%	225,534	332,528	147%
Leslie Parrette	70%	EBITDA	40%	156,030	177,250	114%
		Cash Flow	35%	136,526	273,053	200%
		Personal	15%	58,511	58,511	100%
		Safety	10%	39,008	54,611	140%
			100%	390,075	563,425	144%
Marco Palmieri	65%	EBITDA	40%	103,626	117,719	114%
		Cash Flow	35%	90,673	181,345	200%
		Personal	15%	38,860	77,719	200%
		Safety	10%	25,906	36,269	140%
			100%	259,065	413,052	159%
Emilio Braghi	54%	EBITDA	40%	72,307	82,140	114%
		Cash Flow	35%	63,268	126,537	200%
		Personal	15%	27,115	27,115	100%
		Safety	10%	18,077	25,307	140%
			100%	180,767	261,099	144%

(A)
Mr. Ahuja’s target bonus is prorated to reflect his hire date of July 15, 2016. Mr. Pohl’s target bonus is prorated to reflect the change in his bonus target on June 6, 2016 from 40% to 60% of his salary.

(B)	Fiscal 2017 AIP performance metric definitions are set forth in the 2017 AIP.

(C)	As leader of the organization, Mr. Fisher will not receive a payout for the Global Safety component as a result of a fatality that occurred at one of our manufacturing plants during the fiscal year.

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
Long-term incentives should be designed to effectively retain valuable executive talent.
Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis.
A majority of the long-term incentive award value should be at risk and tied to financial performance.
Vesting schedules generally should span several years to reward long-term service.

•	The value of long-term incentives as a percent of salary should be competitive with opportunity payouts of executives in similar roles in other benchmark companies or industries.

During the first quarter of fiscal 2017, the Committee authorized a long-term incentive plan covering fiscal years 2017 through 2019 (2017 LTIP). Under the 2017 LTIP, participants were awarded three types of long-term incentive vehicles. Twenty percent of a participant’s total long-term incentive opportunity consists of performance-based Hindalco stock appreciation rights (Hindalco SARs), 30% of the long-term incentive opportunity consists of Hindalco restricted stock units (Hindalco RSUs) and the remaining 50% consists of Novelis Performance Units (“Novelis PUs”). For additional information, see the table below setting forth grants of plan-based awards in fiscal 2017. The actual number of Hindalco SARs awarded are determined using a Black Scholes methodology. The Committee approved the fiscal 2017 long-term incentive awards for our named executive officers.

Hindalco SARs awarded in fiscal 2017 have seven year terms and vest at a rate of 33.33% per year measured from the initial grant date; provided the Company achieves the 75% EBITDA threshold. If the EBITDA threshold is not achieved, then the portion of the SARs that would otherwise vest for that year will be forfeited. Each SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise. Payout of Hindalco SARs is limited to three times the award value. SARs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time. Hindalco RSUs awarded in fiscal 2017 vest at a rate of 33.33% per year over three years and are not subject to performance criteria. Payout of Hindalco RSUs is also limited to three times the award value. RSUs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.

Novelis PUs are at risk and are measured over a three year performance period. At the end of the performance period, the number of units earned will be calculated based on the Company’s average return on capital employed (ROCE) over the performance period. Actual payout will range from 50% (threshold) to 200% (maximum) of target award value, based on actual results, and will be paid in cash. Performance results between threshold level and target level or between target level and maximum level are determined by means of interpolation. To receive payment of Novelis PUs, a participant must remain employed by Novelis through the end of the performance period, subject to certain exceptions, including death, disability and retirement. For our executive officers, the number of Novelis PUs earned were subject to an additional adjustment based on the Company’s net debt to EBITDA ratio for the performance period. Under the 2017 LTIP rules, if the net debt to EBITDA ratio is greater than 4.0 at the end of the performance period, the number of Novelis PUs earned will be multiplied by 50%; and if the ratio is less than or equal to 4.0, the number of Novelis PUs earned will be multiplied by 120%.

In connection with the redesign of the Company’s long term incentive plan for fiscal 2017, participants were offered a one-time opportunity to exchange their outstanding Novelis stock appreciation rights (“Novelis SARs”), other than those granted with respect to fiscal year 2011, for Novelis PUs. Participants who elected to exchange their Novelis SARs received Novelis PUs, and their outstanding Novelis SARs (except those granted for fiscal 2011) were canceled.

The table below shows the aggregate target long-term incentive of our named executive officers under the 2017 LTIP.

Named Executive Officer	2017 LTIP Award ($)
Steven Fisher	2,800,000
Devinder Ahuja	405,000
Steven E. Pohl	300,000
Leslie Parrette	700,000
Marco Palmieri	700,000
Emilio Braghi	360,000

The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible for certain non-qualified retirement benefits, which are designed to provide levels of retirement benefits that are limited under broad-based retirement plan caps mandated by certain regulatory restrictions on highly-compensated employees. Our named executive officers are also eligible for certain perquisites consistent with market practice. We do not view our executive perquisites as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table for further information about perquisites.

Employment-Related Agreements

Retention Agreements. We enter into retention agreements from time to time with certain key employees, including our named executive officers. These retention agreements are intended to supplement our long-term incentive program and sometimes are entered into to reflect changes in responsibilities or other special circumstances. Retention amounts are paid in cash provided the employee remains employed with the Company through the applicable vesting date. In most cases, the retention awards vest ratably over a three-year retention period. If the employee voluntarily terminates employment or is terminated by the Company for cause prior to the expiration date of the retention award, the employee will be required to repay any payments made under the agreement in the previous 12 months and will be not be entitled to any other payments under the retention agreement. If an employee is terminated involuntarily without cause, any unpaid cash installments under the retention agreement will be forfeited. Any amounts paid to our named executive officers under a retention award during fiscal 2017 are shown in the Summary Compensation Table. The following chart is a summary of outstanding retention awards.

Name	Agreement Date	Payment Date
		Dec-'14	Mar-'15	Dec-'15	Mar-'16	Jul-'16	Dec-'16	Mar-'17	Jul-'17	Dec-'17	Jul-'18	Dec-'18
Steven Fisher	Jul-'14	50,000		25,000			25,000
	Jun-'16					180,000			180,000		240,000
Steven E Pohl	Jul-'14	20,000		10,000			10,000
	Jun-'15			12,000			12,000			16,000
	Jun-'16					100,000			100,000
	Jul-'16						22,500			22,500		30,000
Leslie Parrette	Jul-'14	37,500		18,750			18,750
	Jun-'15			22,500			22,500			30,000
	Jul-'16						22,500			22,500		30,000
Marco Palmieri	Jul-'14	50,000		25,000			25,000
	Jun-'15			30,000			30,000			40,000
	Jul-'16						30,000			30,000		40,000
Emilio Braghi	Jul-'14	20,000		10,000			10,000
	Jan-'15		92,255		92,254			92,254
	Jun-'15			15,000			15,000			20,000
	Jul-'16						15,000			15,000		20,000

Change in Control Agreements. Each of Messrs. Fisher, Ahuja, Parrette and Palmieri were party to a Change in Control Agreement during fiscal 2017, which provides that the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within 24 months following a change in control of the Company. The change in control severance payment is equal to 2.0 times the sum of the executive’s annual base salary plus target short-term incentive for the year and is payable in a lump sum. The executive may also receive (i) a special one‑time payment to assist with post‑employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans.

Severance Compensation Agreements. We have severance arrangements with our named executive officers (except for Mr. Braghi, whose severance arrangements are subject to local law and practice), which provide that the executive will be entitled to certain payments and benefits if their employment is terminated by the Company without cause.  The severance payment is equal to either 1.5 times or 2.0 times the sum of the executive’s annual base salary and annual incentive target (as in effect at the executive’s termination date or as in effect on the date of the executive’s employment agreement, depending on the terms of the executive’s employment agreement). Severance payments are payable in a lump sum. The executive may also receive (i) a special one‑time payment to assist with post‑employment medical coverage; (ii) continuation of coverage under the Company’s group life insurance plan for a period of 12 months; (iii) 12 months of additional credit for benefit accrual or contribution purposes under our retirement plans; and (iv) accelerated vesting, if applicable, under our retirement plans. Each agreement also contains a noncompetition and non-solicitation provision which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months following termination (or 24 months in the case of Mr. Fisher). An executive may be required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. See Potential Payments Upon Termination or Change in Control below for further information.

Compensation Risk Assessment

In fiscal 2017, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:

•	An appropriate balance between short-term and long-term incentive compensation with multiple time horizons;

•	Short-term incentives that provide for lower payouts for lower performance and higher payouts for higher performance;

•	Short-term incentives that require minimum financial performance to achieve any payouts and also set capped maximum payouts at 200% of target;

•	Short-term incentive payouts that are tied to multiple performance factors with no one performance factor having excessive weighting;

•	Long-term incentives with multi-year vesting schedules, which reward employees for long-term performance;

•
Goals that are not unreasonable and that are approved by the Committee on an annual basis and goals with no excessive payout opportunities at certain performance levels that may encourage short-term decisions and actions to meet payout thresholds;

•
Oversight of the compensation programs by the Committee and multiple functions within the Company and at various levels within the functions to gain different viewpoints and prevent a small number of people to be exclusively involved in compensation decisions; and

•	Advice from expert outside advisors regarding the design of the compensation program.

Based on its review, the Committee determined that the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2017.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2017 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars as adjusted by the March 31, 2017 exchange rate.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (C)	Options Awards ($) (C)	Non-Equity Incentive Plan Compensation ($) (D)	All Other Compensation ($) (E)	Total Compensation ($)
Steven Fisher, President and Chief Executive Officer	2017	771,462	—	840,000	560,000	1,144,916	412,118	3,728,496
	2016	676,128	350,000	500,000	2,000,000	1,007,822	204,512	4,738,462
	2015	545,607		170,000	680,000	577,545	195,925	2,169,077

Devinder Ahuja, Senior Vice President and Chief Financial Officer	2017	334,615	350,000 (A)	121,500	81,000	390,978	251,786	1,529,879

Steven E. Pohl, Senior Vice President Business Performance and Execution	2017	386,453	100,000 (B)	90,000	60,000	332,528	238,702	1,207,683
	2016	332,889	110,000	36,000	144,000	180,074	143,560	946,523

Leslie Parrette, Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary	2017	551,888	—	210,000	140,000	563,426	202,678	1,667,992
	2016	534,185	—	140,000	560,000	505,026	171,325	1,910,536
	2015	518,626	—	120,000	480,000	393,298	176,710	1,688,634

Marco Palmieri, Senior Vice President and President of Novelis North America	2017	624,017	—	210,000	140,000	413,053	734,738	2,121,808
	2016	602,945	—	140,000	560,000	303,027	886,389	2,492,361
	2015	560,961	—	130,000	520,000	291,260	885,784	2,388,005

Emilio Braghi, Senior Vice President and President of Novelis Europe	2017	336,546	—	108,000	72,000	261,100	1,112,597	1,890,243

(A)	This amount reflects a sign-on bonus.

(B)	This amount reflects cash awards in respect of Mr. Pohl’s services as Interim CFO.

(C)	These awards are granted under the 2017 LTIP.

(D)	This amount reflects the cash award earned under the 2017 AIP.

(E)	The amounts shown in this column reflect the values from the table below.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Nonqualified Plans (A) ($)	Group Life Insurance ($) (B)	Retention Payments ($) (C)	Relocation, Assignee and Housing Related Payments ($)		Other Perquisites and Personal Benefits ($)		Total ($)
Steven Fisher	140,501	4,122	205,000	—		62,495	(G)	412,118
Devinder Ahuja	31,442	2,844	—	183,020	(D)	34,480	(H)	251,786
Steven E. Pohl	45,081	2,275	144,500	—		46,846	(H)	238,702
Leslie Parrette	87,758	3,170	63,750	—		48,000	(H)	202,678
Marco Palmieri	46,613	1,014	85,000	586,956	(E)	15,155	(I)	734,738
Emilio Braghi	6,410	1,168	132,254	800,608	(F)	172,157	(J)	1,112,597

(A)	All company contributions made to government social security systems have been excluded.

(B)	This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.

(C)	These amounts represent payments pursuant to retention agreements as detailed above under Employee Related Agreements.

(D)	This amount represents relocation related costs for Mr. Ahuja.

(E)	This amount includes $38,835 for housing allowance and related costs, $58,458 goods and services adjustment, $18,287 home leave, and $471,376 related to tax payments for foreign assignment.

(F)
This amount includes $91,635 for relocation and immigration expenses, $148,617 for housing allowance and related costs, $78,681 goods and services adjustment, $35,576 home leave, and $446,099 related to tax payments for foreign assignment.

(G)	This amount includes $60,000 flex allowance and $2,495 executive physical.

(H)	This amount represents executive flex allowance.

(I)	This amount represents $11,750 for auto lease, $500 imputed value of tax preparation, $805 for other foreign compensation and $2,100 for other foreign assignment related expenses.

(J)	This amount represents $153,495 for tuition, $3,433 auto lease, $500 imputed value of tax preparation, and $14,729 for other foreign assignment related expenses.

Grants of Plan-Based Awards in Fiscal 2017

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2017 pursuant to our 2017 AIP and 2017 LTIP.

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units	All Other Option Awards: Number of Securities Underlying Options	Award Type	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target	Maximum
Steven Fisher	5/5/2016	441,870	858,000	1,716,000	—	—	AIP	—	—
	5/5/2016	—	—	—	614,042	—	Hindalco RSU	—	840,000
	5/5/2016	—	—	—	—	845,962	Hindalco SAR	0.66	560,000
	5/5/2016	350,000	1,400,000	3,360,000	—	—	Novelis PU	—	—
	5/5/2016	443,625	1,774,500	4,258,800	—	—	Exchanged Novelis PU	—	—
Devinder Ahuja	7/15/2016	139,411	270,700	541,400	—	—	AIP	—	—
	10/1/2016	—	—	—	53,705	—	Hindalco RSU	—	121,500
	10/1/2016	—	—	—	—	73,989	Hindalco SAR	1.09	81,000
	10/1/2016	50,625	202,500	486,000	—	—	Novelis PU	—	—
Steven E. Pohl	5/5/2016	116,150	225,534	451,069	—	—	AIP	—	—
	5/5/2016	—	—	—	65,791	—	Hindalco RSU	—	90,000
	5/5/2016	—	—	—	—	90,639	Hindalco SAR	0.66	60,000
	5/5/2016	37,500	150,000	360,000	—	—	Novelis PU	—	—
	5/5/2016	37,925	151,700	364,080	—	—	Exchanged Novelis PU	—	—
Leslie Parrette	5/5/2016	200,889	390,076	780,151	—	—	AIP	—	—
	5/5/2016	—	—	—	153,511	—	Hindalco RSU	—	210,000
	5/5/2016	—	—	—	—	211,491	Hindalco SAR	0.66	140,000
	5/5/2016	87,500	350,000	840,000	—	—	Novelis PU	—	—
	5/5/2016	156,200	624,800	1,499,520	—	—	Exchanged Novelis PU	—	—
Marco Palmieri	5/5/2016	133,418	259,065	518,129	—	—	AIP	—	—
	5/5/2016	—	—	—	153,511	—	Hindalco RSU	—	210,000
	5/5/2016	—	—	—	—	211,491	Hindalco SAR	0.66	140,000
	5/5/2016	87,500	350,000	840,000	—	—	Novelis PU	—	—
	5/5/2016	149,700	598,800	1,437,120	—	—	Exchanged Novelis PU	—	—
Emilio Braghi	5/5/2016	93,095	180,767	361,533	—	—	AIP	—	—
	5/5/2016	—	—	—	48,247	—	Hindalco RSU	—	66,000
	5/5/2016	—	—	—	—	66,469	Hindalco SAR	0.66	44,000
	5/5/2016	55,000	110,000	220,000	—	—	Novelis PU	—	—
	5/5/2016	83,000	166,000	332,000	—	—	Exchanged Novelis PU	—	—
	10/1/2016	—	—	—	18,565	—	Hindalco RSU	—	42,000
	10/1/2016	—	—	—	—	25,577	Hindalco SAR	1.09	28,000
	10/1/2016	17,500	70,000	168,000	—	—	Novelis PU	—	—

Outstanding Equity Awards as of March 31, 2017

		Hindalco Options				Hindalco RSUs
Name	LTIP Year	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Steven Fisher	2017	—	845,962	1.37	May 5, 2023	614,042	1,730,761
	2016	78,799	236,397	2.10	May 7, 2022	90,462	264,866
	2016	—	745,703	1.09	May 7, 2022	285,356	817,086
	2015	117,042	117,042	2.43	May 13, 2021	69,960	219,190
	2014	227,163	75,722	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
	2012	83,644	—	4.28	May 20, 2018	—	—
	2011	—	—	3.13	May 25, 2017	—	—
Devinder Ahuja	2017	—	73,989	2.26	October 1, 2023	53,705	151,378
Steven E. Pohl	2017	—	90,639	1.37	May 5, 2023	65,791	185,441
	2016	—	44,792	2.10	May 7, 2022	17,141	50,188
	2015	—	20,654	2.43	May 13, 2021	12,346	38,681
	2014	—	13,983	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
	2012	14,166	—	4.28	May 20, 2018	—	—
	2011	—	—	3.13	May 25, 2017	—	—
Leslie Parrette	2017	—	211,491	1.37	May 5, 2023	153,511	432,692
	2016	—	174,188	2.10	May 7, 2022	66,656	195,164
	2015	—	82,618	2.43	May 13, 2021	49,384	154,724
	2014	—	53,450	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
	2012	—	—	4.28	May 20, 2018	—	—
	2011	—	—	3.13	May 25, 2017	—	—
Marco Palmieri	2017	—	211,491	1.37	May 5, 2023	153,511	432,692
	2016	—	174,188	2.10	May 7, 2022	66,656	195,164
	2015	—	89,502	2.43	May 13, 2021	53,499	167,616
	2014	—	55,054	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
	2012	—	—	4.28	May 20, 2018	—	—
Emilio Braghi	2017	—	66,469	1.37	May 5, 2023	48,247	135,991
	2017	—	25,577	2.26	October 1, 2023	18,565	52,329
	2016	16,590	49,767	2.10	May 7, 2022	19,045	55,762
	2015	20,655	20,654	2.43	May 13, 2021	12,346	38,681
	2014	11,652	11,653	1.91	May 13, 2020	—	—
	2013	8,805	—	1.98	May 22, 2019	—	—
	2012	9,371	—	4.28	May 20, 2018	—	—
	2011	7,107	—	3.13	May 25, 2017	—	—

In addition, Mr. Braghi has 195 vested Novelis SARs under the 2011 LTIP with an exercise price of $63.23.

Option Exercises and Stock Vested in Fiscal Year 2017

The table below sets forth the information regarding stock options that were exercised during fiscal 2017 and stock awards that vested and were paid out during fiscal 2017.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise, but Settled in Cash	Value Realized on Exercise ($ USD)	Number of Shares Acquired on Vesting, but Settled in Cash	Value Realized on Vesting ($ USD)
Steven Fisher	567,918	705,585	88,967	147,711
Devinder Ahuja	—	—	—	—
Steven E. Pohl	95,292	95,529	16,429	27,277
Leslie Parrette	581,599	737,319	62,800	104,266
Marco Palmieri	218,835	227,622	64,684	107,394
Emilio Braghi	40,160	58,406	13,691	22,731

Non-Qualified Deferred Compensation

This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2017. The plan is an unfunded, non‑qualified defined contribution plan for U.S. based executives. The plan provides eligible executives with the opportunity to voluntarily defer, on a pretax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Steven Fisher	—	114,669	24,965	—	1,000,622
Devinder Ahuja	—	—	—	—	—
Steven E. Pohl	—	21,081	1,959	—	78,572
Leslie Parrette	—	62,170	7,126	—	343,726
Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers, on March 31, 2017, upon voluntary termination or involuntary termination of employment without cause and were adjusted by the March 31, 2017 Brazilian Real and Euro exchange rates for Mr. Palmieri and Mr. Braghi respectively. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular retirement plan benefits under our defined contribution plans; or normal retirement, death or disability benefits. See Employment Related Agreements above for a discussion of the change in control, severance compensation and retention agreements for our named executive officers and any restrictive covenants contained therein.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by Us without Cause ($)	Termination in Connection with CIC by Us without Cause or by Executive for Good Reason($)	Death or Disability ($)
Steven Fisher	Short-Term Incentive Pay (A)	858,000	858,000	858,000	858,000
	Long-Term Incentive Plan (B)	549,755	3,872,863	7,760,173	7,192,059
	Severance (C )	—	3,000,000	3,000,000	—
	Retirement plans (D)	—	140,501	140,501	—
	Lump sum cash payment for continuation of health coverage (E)	—	35,658	35,658	—
	Continued group life insurance coverage (F)	—	4,122	4,122	—
	Total	1,407,755	7,911,144	11,798,454	8,050,059

Devinder Ahuja	Short-Term Incentive Pay (A)	270,685	380,000	380,000	270,685
	Long-Term Incentive Plan (B)	—	56,854	234,956	234,956
	Severance (C )	—	1,320,000	1,760,000	—
	Retirement plans (D)	—	31,442	31,442	—
	Lump sum cash payment for continuation of health coverage (E)	—	35,658	35,658	—
	Continued group life insurance coverage (F)	—	2,844	2,844	—
	Total	270,685	1,826,798	2,444,900	505,641

Steven E Pohl	Short-Term Incentive Pay (A)	225,534	240,000	225,534	225,534
	Long-Term Incentive Plan (B)	841	300,944	593,842	571,321
	Severance (C )	—	960,000	—	—
	Retirement plans (D)	—	45,081	—	—
	Lump sum cash payment for continuation of health coverage (E)	—	35,658	—	—
	Continued group life insurance coverage (F)	—	2,275	—	—
	Total	226,375	1,583,958	819,376	796,855

Leslie Parrette	Short-Term Incentive Pay (A)	390,076	390,076	390,076	390,076
	Long-Term Incentive Plan (B)	—	971,494	1,735,577	1,647,733
	Severance (C )	—	1,420,990	1,894,653	—
	Retirement plans (D)	—	87,758	87,758	—
	Lump sum cash payment for continuation of health coverage (E)	—	10,829	10,829	—
	Continued group life insurance coverage (F)	—	3,170	3,170	—
	Total	390,076	2,884,317	4,122,063	2,037,809

Marco Palmieri	Short-Term Incentive Pay (A)	259,065	259,065	259,065	259,065
	Long-Term Incentive Plan (B)	—	977,938	1,744,538	1,655,948
	Severance (C )	—	1,315,251	1,315,251	—
	Retirement plans (D)	—	48,385	48,385	—
	Lump sum cash payment for continuation of health coverage (E)	—	20,755	20,755	—
	Continued group life insurance coverage (F)	—	1,031	1,031	—
	Total	259,065	2,622,425	3,389,025	1,915,013

Emilio Braghi	Short-Term Incentive Pay (A)	180,767	180,767	180,767	180,767
	Long-Term Incentive Plan (B)	74,408	364,273	658,971	634,194
	Severance (C )	—	448,728	448,728	—
	Retirement plans (D)	—	6,410	6,410	6,410
	Lump sum cash payment for continuation of health coverage (E)	—	—	—	—
	Continued group life insurance coverage (F)	—	—	—	—
	Total	255,175	1,000,178	1,294,876	821,371

(A)	These amounts represent 100% of the executive's target AIP opportunity for the fiscal year.

(B)	These amounts reflect the estimated value of the vested SARs, RSUs and PUs granted pursuant to our long term incentive plans.

(C)
These amounts would be paid pursuant to the executive’s severance agreement. Except for the retirement and life insurance benefits, these amounts would be paid in a single lump sum following termination of employment. The retirement benefit represents one additional year of benefit accrual or contribution credit, as applicable. The life insurance benefit represents the estimate value of coverage for one additional year.

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

(E)	This amount is intended to assist the executive in paying post-employment health coverage for 12 months. This amount would be paid in a single lump sum following termination of employment.

(F)	This amount represents the estimated value of one additional year of coverage under our group and executive life insurance plans.

Director Compensation for Fiscal 2017

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

Since July 2008, our Chairman, Mr. Birla has declined to receive the director compensation to which he is entitled. All directors continue to receive reimbursement for out of pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our directors for fiscal 2017.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
D. Bhattacharya	155,000
Askaran K. Agarwala	150,000
Clarence J. Chandran	155,000
Donald A. Stewart	175,000
Satish Pai	150,000

Compensation Committee Interlocks and Insider Participation

In fiscal 2017, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala and Mr. Satish Pai. During fiscal 2017, none of our executive officers served as:

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

Fiscal Year 2018 Incentive Compensation Plans

On May 5, 2017, our board of directors approved our fiscal 2018 Annual Incentive Plan (2018 Executive AIP) and a long term incentive plan covering fiscal years 2018 through 2020 (2018 Executive LTIP). The target amounts for each plan for our named executive officers are as follows:

Name	2018 Executive AIP Target (as % of base salary)	2018 Executive LTIP Target Awarded May 5, 2017 ($)
Steven Fisher	111%	3,240,000
Devinder Ahuja	80%	500,000
Steven E. Pohl	60%	400,000
Leslie Parrette	70%	700,000
Marco Palmieri	65%	760,000
Emilio Braghi	60%	480,000

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
We have entered into various transactions with our parent company, Hindalco, and its affiliates for the sale of products and services of less than $1 million in the aggregate and purchases of $3 million. In addition, we loaned $3 million to a subsidiary of Hindalco which has was repaid during the quarter ended March 31, 2017.  These transactions are not material to Novelis individually or in the aggregate. Because of the relationship four of our directors have with Hindalco, we consider these sales to be related party transactions.

Item 14. Principal Accountant Fees and Services
PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since our spin-off from Alcan on January 6, 2005. The following table shows fees and expenses paid to PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2017 and 2016:

	March 31,
	2017	2016
Audit fees (1)	$7,124,817	$6,292,273
Audit-Related Fees (2)	—	235,235
Tax Fees (3)	56,373	70,004
All Other Fees (4)	597,356	52,029
Total	$7,778,546	$6,649,541

(1)
Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(2)
Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In the fiscal year ended March 31, 2016, this fee includes consultations on accounting and disclosure matters as well as quality assurance assessment of certain ERP functionalities. Note that the nature of such advice did not result in the principal auditor firm acting in a management function or providing services that were considered book-keeping in nature.

(3)
In the fiscal year ended March 31, 2017, this fee includes procedures performed related to transfer pricing studies and customs valuation audits. In the fiscal year ended March 31, 2016, this fee includes procedures performed related to transfer pricing studies.

(4)
In the fiscal year ended March 31, 2017, this fee includes services performed for Novelis Inc. in connection with an Offering Document of its' parent company, Hindalco Industries Limited, as well as for services not included in the Audit, Audit Related, and Tax categories. In the fiscal year ended March 31, 2016, this represents fees for services not included in the Audit, Audit Related, and Tax categories.

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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

4.2
Indenture relating to the 6.25% Senior Notes due 2024, dated August 29, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors names on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.3
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

10.1
Term Loan Credit Agreement dated as of January 10, 2017, among Novelis Inc., as borrower, AV Metals, Inc., and the other guarantors party thereto, the lenders party thereto, and Standard Chartered Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 7, 2017 (File No. 001-32312))

10.2
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.3*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.4*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.5*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.6*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.7*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.8*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.9*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.10*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.11*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.12*	Novelis Inc. Fiscal Year 2017 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.13*	Novelis Inc. Fiscal Year 2018 Executive Annual Incentive Plan

10.14*	Novelis Inc. Fiscal Year 2018 Executive Long Term Incentive Plan

10.15*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.16*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.17*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.18*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.19*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.20*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.21*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.22*
Employment Agreement between Novelis Inc. and Leslie J. Parrette, Jr., dated September 21, 2009 ((incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.23*	Employment Agreement between Novelis Inc. and Steven Pohl dated as of June 6, 2016

10.24*	Retention Award Letter to Steven Fisher, dated July 1, 2014 ((incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.25*	Retention Award Letter to Marco Palmieri, dated July 1, 2014 ((incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.26*	Retention Award Letter to Leslie J. Parrette, dated July 1, 2014 ((incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.27*	Retention Award Letter to Steven Pohl dated July 1, 2014

10.28*	Retention Award Letter to Emilio Braghi dated July 1, 2014

10.29*	Retention Award Letter to Marco Palmieri, dated June 2015 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.30*	Retention Award Letter to Leslie J. Parrette, Jr. dated June 2015 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.31*	Retention Award Letter to Steven E. Pohl dated June 2015 (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.32*	Retention Award Letter to Emilio Braghi dated January 16, 2015

10.33*	Retention Award Letter to Emilio Braghi dated June 2015

10.34*	Retention Award Letter to Steven Fisher dated June 2016

10.35*	Retention Award Letter to Steve Pohl dated June 20, 2016

10.36*	Retention Award Letter to Steve Pohl dated July 29, 2016

10.37*	Retention Award Letter to Leslie J. Parrette, Jr. dated July 29, 2016

10.38*	Retention Award Letter to Marco Palmieri dated July 29, 2016

10.39*	Retention Award Letter to Emilio Braghi dated July 29, 2016

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer

Date: May 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date 5/10/2017
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date 5/10/2017
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date 5/10/2017
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date 5/10/2017
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date 5/10/2017
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date 5/10/2017
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date 5/10/2017
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date 5/10/2017
Donald A. Stewart

/s/ Satish Pai	(Director)	Date 5/10/2017
Satish Pai

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))

4.2
Indenture relating to the 6.25% Senior Notes due 2024, dated August 29, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors names on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.3
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

10.1
Term Loan Credit Agreement dated as of January 10, 2017, among Novelis Inc., as borrower, AV Metals, Inc., and the other guarantors party thereto, the lenders party thereto, and Standard Chartered Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 7, 2017 (File No. 001-32312))

10.2
Second Amended and Restated Credit Agreement dated as of October 6, 2014, by and among Novelis Inc. and other borrowers and guarantors party thereto and Wells Fargo Bank, National Association as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender and other lenders party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 10, 2014 (File No. 001-32312))

10.3*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.4*
Form of Change in Control Agreement between Novelis Inc. and certain executive officers (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.5*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.6*	Novelis Inc. 2013 Long-Term Incentive Plan (incorporated by reference into Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2012 (File No. 001-32312))

10.7*	Novelis Inc. Long-Term Incentive Plans Amendment dated May 13, 2013 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.8*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.9*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.10*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.11*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.12*	Novelis Inc. Fiscal Year 2017 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.13*	Novelis Inc. Fiscal Year 2018 Executive Annual Incentive Plan

10.14*	Novelis Inc. Fiscal Year 2018 Executive Long Term Incentive Plan

10.15*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.16*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.17*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.18*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.19*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.20*
Employment Agreement between Novelis do Brasil Ltda. and Marco Antonio Palmieri dated August 8, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2011 (File No. 001-32312))

10.21*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.22*
Employment Agreement between Novelis Inc. and Leslie J. Parrette, dated September 21, 2009 ((incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.23*	Employment Agreement between Novelis Inc. and Steven Pohl dated as of June 6, 2016

10.24*	Retention Award Letter to Steven Fisher, dated July 1, 2014 ((incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.25*	Retention Award Letter to Marco Palmieri, dated July 1, 2014 ((incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.26*	Retention Award Letter to Leslie J. Parrette, dated July 1, 2014 ((incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.27*	Retention Award Letter to Steven Pohl dated July 1, 2014

10.28*	Retention Award Letter to Emilio Braghi dated July 1, 2014

10.29*	Retention Award Letter to Marco Palmieri, dated June 2015 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.30*	Retention Award Letter to Leslie J. Parrette, Jr. dated June 2015 (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.31*	Retention Award Letter to Steven E. Pohl dated June 2015 (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

10.32*	Retention Award Letter to Emilio Braghi dated January 16, 2015

10.33*	Retention Award Letter to Emilio Braghi dated June 2015

10.34*	Retention Award Letter to Steven Fisher dated June 2016

10.35*	Retention Award Letter to Steve Pohl dated June 20, 2016

10.36*	Retention Award Letter to Steve Pohl dated July 29, 2016

10.37*	Retention Award Letter to Leslie J. Parrette, Jr. dated July 29, 2016

10.38*	Retention Award Letter to Marco Palmieri dated July 29, 2016

10.39*	Retention Award Letter to Emilio Braghi dated July 29, 2016

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.