Form 10-Q
period 2017-06-30
Novelis Inc.
filed 2017-08-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of August 4, 2017, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2017	2016
Net sales	$2,669	$2,296
Cost of goods sold (exclusive of depreciation and amortization)	2,261	1,930
Selling, general and administrative expenses	106	92
Depreciation and amortization	90	89
Interest expense and amortization of debt issuance costs	64	83
Research and development expenses	15	13
Gain on assets held for sale	—	(1)
Restructuring and impairment, net	1	2
Other (income) expense, net	(12)	28
	2,525	2,236
Income before income taxes	144	60
Income tax provision	43	36
Net income	101	24
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$101	$24
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended June 30,
	2017	2016
Net income	$101	$24
Other comprehensive income (loss):
Currency translation adjustment	63	(53)
Net change in fair value of effective portion of cash flow hedges	44	(11)
Net change in pension and other benefits	(5)	20
Other comprehensive income (loss) before income tax effect	102	(44)
Income tax provision related to items of other comprehensive income (loss)	15	1
Other comprehensive income (loss), net of tax	87	(45)
Comprehensive income (loss)	188	(21)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	—
Comprehensive income (loss) attributable to our common shareholder	$189	$(21)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2017	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$565	$594
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 as of June 30, 2017 and March 31, 2017)	1,188	1,067
— related parties	57	60
Inventories	1,501	1,333
Prepaid expenses and other current assets	134	137
Fair value of derivative instruments	74	113
Assets held for sale	3	3
Total current assets	3,522	3,307
Property, plant and equipment, net	3,345	3,357
Goodwill	607	607
Intangible assets, net	450	457
Investment in and advances to non–consolidated affiliate	483	451
Deferred income tax assets	76	86
Other long–term assets
— third parties	98	94
— related parties	10	15
Total assets	$8,591	$8,374
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current portion of long–term debt	$145	$121
Short–term borrowings	362	294
Accounts payable
— third parties	1,830	1,722
— related parties	50	51
Fair value of derivative instruments	68	151
Accrued expenses and other current liabilities	480	580
Total current liabilities	2,935	2,919
Long–term debt, net of current portion	4,407	4,437
Deferred income tax liabilities	111	98
Accrued postretirement benefits	827	799
Other long–term liabilities	200	198
Total liabilities	8,480	8,451
Commitments and contingencies
Shareholder’s equity (deficit)
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(817)	(918)
Accumulated other comprehensive loss	(457)	(545)
Total equity (deficit) of our common shareholder	130	(59)
Noncontrolling interests	(19)	(18)
Total equity (deficit)	111	(77)
Total liabilities and equity (deficit)	$8,591	$8,374
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$101	$24
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	90	89
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(2)	—
Gain on assets held for sale	—	(1)
Loss on sale of assets	1	4
Deferred income taxes	9	7
Amortization of fair value adjustments, net	—	3
Loss on foreign exchange remeasurement of debt	1	—
Amortization of debt issuance costs and carrying value adjustments	5	5
Other, net	(1)	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(96)	(55)
Inventories	(137)	(59)
Accounts payable	72	(39)
Other current assets	8	(6)
Other current liabilities	(105)	(100)
Other noncurrent assets	(6)	(8)
Other noncurrent liabilities	15	29
Net cash used in operating activities	(45)	(107)
INVESTING ACTIVITIES
Capital expenditures	(39)	(44)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	—
Proceeds from investment in and advances to non-consolidated affiliates, net	6	2
Proceeds from settlement of other undesignated derivative instruments, net	1	3
Net cash used in investing activities	(31)	(39)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	—	87
Principal payments of long-term and short-term borrowings	(57)	(72)
Revolving credit facilities and other, net	113	35
Debt issuance costs	(2)	—
Net cash provided by financing activities	54	50
Net decrease in cash and cash equivalents	(22)	(96)
Effect of exchange rate changes on cash	(7)	(3)
Cash and cash equivalents — beginning of period	594	556
Cash and cash equivalents — end of period	$565	$457

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (unaudited)
(in millions, except number of shares)

	Equity (Deficit) of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	101	—	—	101
Currency translation adjustment included in AOCI	—	—	—	—	63	—	63
Change in fair value of effective portion of cash flow hedges, net of tax provision of $16 million included in AOCI	—	—	—	—	28	—	28
Change in pension and other benefits, net of tax benefit of $1 million included in AOCI	—	—	—	—	(3)	(1)	(4)
Balance as of June 30, 2017	1,000	$—	$1,404	$(817)	$(457)	$(19)	$111
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food cans and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used beverage cans and post-industrial aluminum, such as class scrap. As of June 30, 2017, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
The March 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year-ended March 31, 2017 filed with the United States Securities and Exchange Commission (SEC) on May 10, 2017. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated "Net income attributable to our common shareholder" includes our share of Net income of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non-consolidated affiliates" and "Equity in net loss of non-consolidated affiliates."
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
Revision of Previously Issued Financial Statements
During the preparation of the Form 10-Q for the three months ended June 30, 2017, we identified a misclassification between "Prepaid expenses and other current assets" and “Accrued expenses other current liabilities” accounts that understated these balances for the periods ended March 31, 2017, December 31, 2016, and September 30, 2016 of $26 million, $21 million, and $16 million, respectively. In addition, we identified a misclassification between “Deferred income tax assets” and “Deferred income tax liabilities” of $4 million that understated these balances as of March 31, 2017. We assessed the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

materiality of the misstatements and concluded that these misstatements were not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts in the March 31, 2017 consolidated balance sheet by the amounts above. The referenced prior periods above not presented herein include misstatements that impact the consolidated statements of cash flows and will be revised, as applicable, in future filings. These revisions will impact the “Other current assets” and “Other current liabilities” line items within total “Operating Activities.” However, there is no impact to "Net cash provided by (used in) operating activities" within the consolidated statements of cash flows.
Recently Issued Accounting Standards
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This update was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this standard in our first quarter ending June 30, 2018. Adoption of this standard is not expected to have an impact on our consolidated results of operations.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires entities to (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the results of operations and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new guidance requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the impact of this standard and we believe that the adoption of this standard will have an immaterial impact on our consolidated financial position and results of operations.
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
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new guidance amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business. In addition, the amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We believe that the adoption of this standard will not have an impact on our consolidated financial position and results of operations.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective will require organizations that lease assets (e.g., through "leases") to recognize assets and liabilities for the rights and obligations created by the leases on the balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users to better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the three months ended June 30, 2017 and 2016 was $1 million and $2 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2017	$24
Expenses	1	$—	$1	$—	$1
Cash payments	(1)
Foreign currency (C)	(1)
Balance as of June 30, 2017	$23

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.

As of June 30, 2017, $16 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of June 30, 2017, there was an $18 million restructuring liability for the South America segment, $2 million for the Europe segment, $1 million for the North America segment, $1 million for the Asia segment, and $1 million for the Corporate office.

As of March 31, 2017, $16 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet.
For additional information on environmental charges see Note 16 – Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2017	March 31, 2017
Finished goods	$367	$389
Work in process	683	576
Raw materials	293	213
Supplies	158	155
Inventories	$1,501	$1,333

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
We made the decision to sell two hydroelectric power generation facilities in South America. During the year ended March 31, 2017, we recorded a $1 million gain from our sale of one hydroelectric power generation facility. The remaining hydroelectric power generation assets have a net book value of $3 million as of June 30, 2017 and March 31, 2017. These assets continue to be reflected as "Assets held for sale" pending the resolution of certain operating license issues.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil related to the closure of the Ouro Preto smelter facility in South America. "Gain on assets held for sale" during the three months ended June 30, 2016 includes a $1 million gain from our sale of these assets.

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

	June 30, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$2	$2
Accounts receivable	19	29
Inventories	66	62
Prepaid expenses and other current assets	—	2
Total current assets	87	95
Property, plant and equipment, net	22	25
Goodwill	12	12
Deferred income taxes	91	89
Other long-term assets	38	30
Total assets	$250	$251
Liabilities
Current liabilities
Accounts payable	$34	$32
Accrued expenses and other current liabilities	14	21
Total current liabilities	48	53
Accrued postretirement benefits	229	224
Other long-term liabilities	3	3
Total liabilities	$280	$280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

We have a non-consolidated affiliate, Aluminum Norf GmbH (Alunorf), which serves our Europe region with rolling and remelt tolling services. Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with this non-consolidated affiliate, which we classify as related party transactions and balances. We account for this affiliate using the equity method.

The following table summarizes the results of operations of our equity method affiliate and the nature and amounts of significant transactions that we had with our non-consolidated affiliate (in millions). The amounts in the table below are disclosed at 100% of the operating results of this affiliate.

	Three Months Ended June 30,
	2017	2016
Net sales	$117	$121
Costs and expenses related to net sales	116	120
Benefit for taxes on income	—	(1)
Net income	$1	$2
Purchases of tolling services from Alunorf	$58	$61

The following table describes the period-end account balances that we had with Alunorf, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf.

	June 30, 2017	March 31, 2017
Accounts receivable-related parties	$57	$60
Other long-term assets-related parties	$10	$15
Accounts payable-related parties	$50	$51

We earned less than $1 million of interest income on a loan due from Alunorf during each of the years presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of June 30, 2017 and March 31, 2017.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2017, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of June 30, 2017, this guarantee totaled $2 million.

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the three months ended June 30, 2017 and 2016, “Net sales” were less than $1 million between Novelis and Hindalco. As of June 30, 2017 and March 31, 2017, there were less than $1 million in "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco.

During the three months ended June 30, 2017, Novelis did not purchase any raw materials from Hindalco. There were $2 million of raw material purchases from Hindalco during the three months ended June 30, 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2017					March 31, 2017
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	3.33%	$362	$—		$362	$294	$—		$294
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.15%	1,791	(50)	(B)	1,741	1,796	(53)	(B)	1,743
Capital lease obligations, due through March 2019	3.64%	1	—		1	2	—		2
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(22)	(B)	1,478	1,500	(23)	(B)	1,477
6.25% Senior Notes, due August 2024	6.25%	1,150	(18)	(B)	1,132	1,150	(19)	(B)	1,131
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 205 billion)	2.55%	180	—		180	184	—		184
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 16 million)	7.50%	17	(1)	(B)	16	17	(1)	(B)	16
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 11 million)	5.90%	3	—		3	4	—		4
Other
Other debt, due through December 2020	5.13%	1	—		1	1	—		1
Total debt		5,005	(91)		4,914	4,948	(96)		4,852
Less: Short term borrowings		(362)	—		(362)	(294)	—		(294)
Current portion of long term debt		(145)	—		(145)	(121)	—		(121)
Long-term debt, net of current portion		$4,498	$(91)		$4,407	$4,533	$(96)		$4,437

(A)     Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2017, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(B)     Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of
June 30, 2017 (for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2017	Amount
Short-term borrowings and current portion of long-term debt due within one year	$507
2 years	75
3 years	34
4 years	20
5 years	1,719
Thereafter	2,650
Total	$5,005
Senior Secured Credit Facilities
     As of June 30, 2017, the senior secured credit facilities consisted of (i) a 1.8 billion five-year secured term loan credit facility (Term Loan Facility) and (ii) a $1 billion five-year asset based loan facility (ABL Revolver). As of June 30, 2017, $18 million of the Term Loan Facility is due within one year.

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

In fiscal 2017, we elected to reduce the capacity of the ABL Revolver from $1.2 billion to $1 billion. The facility is a five-year, senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.50% to 2.00% plus a prime spread of 0.50% to1.00% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $110 million and (2) 12.5% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on October 6, 2019; provided that, in the event that any of the Notes, the Term Loan Facility, or certain other indebtedness are outstanding (and not refinanced with a maturity date later than April 6, 2020) 90 days prior to their respective maturity dates, then the ABL Revolver will mature 90 days prior to the maturity date for the Notes, the Term Loan Facility or such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 25% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to
(1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and
(9) prepay certain indebtedness. The Term Loan Credit Agreement also contains a financial maintenance covenant, prohibiting

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

the Company's senior secured net leverage ratio as of the last day of each fiscal quarter period and measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan
Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of June 30, 2017, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.
Short-Term Borrowings
As of June 30, 2017, our short-term borrowings were $362 million, consisting of $308 million of short-term loans under our ABL Revolver, $53 million in Novelis China loans (CNY 360 million), and $1 million of other short-term borrowings.
As of June 30, 2017, $19 million of the ABL Revolver was utilized for letters of credit, and we had $441 million in remaining availability under the ABL Revolver.
As of June 30, 2017, we had availability under our Novelis Korea, Novelis Middle East and Africa, and Novelis China revolving credit facilities and credit lines of $207 million (KRW 236 billion), $20 million, and $3 million (CNY 22 million), respectively.
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
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of June 30, 2017, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through August 2022 for the 2024 Notes and through September 2024 for the 2026 Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

Korean Bank Loans
As of June 30, 2017, Novelis Korea had $117 million (KRW 133 billion) of outstanding long-term loans with various banks due within one year. The loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of June 30, 2017 there are $2 million of BNDES loans due within one year.
Other Long-term debt
In December 2004, we entered into a fifteen-year capital lease obligation with Alcan Inc. for assets in Sierre, Switzerland, which has an interest rate of 7.5% and fixed quarterly payments of CHF 1.7 million, (USD $1.8 million).
During fiscal 2013 and 2014, Novelis Inc. entered into five-year capital lease arrangements to upgrade and expand our information technology infrastructure.
As of June 30, 2017, we had $1 million of other debt, including certain capital lease obligations, with due dates through December 2020.
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
During the three months ended June 30, 2017, we granted 2,567,050 RSUs, 2,317,529 Hindalco SARs, and no Novelis SARs. Total compensation expense (benefit) related to these plans for the respective periods was $5 million and ($1 million) for the three months ended June 30, 2017 and 2016, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2019, 2020 and 2021 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of June 30, 2017, the outstanding liability related to share-based compensation was $15 million.
The cash payments made to settle SAR liabilities were $3 million in the three months ended June 30, 2017 and less than $1 million in the three months ended June 30, 2016. Total cash payments made to settle Hindalco RSUs were $8 million and $2 million in the three months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $9 million, which is expected to be recognized over a weighted average period of 1.5 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, which is expected to be recognized over a weighted average period of 1.2 years. Unrecognized compensation expense related to the RSUs was $15 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

9.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefit Plans, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada and Brazil.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$11	$11	$2	$2
Interest cost	15	15	1	1
Expected return on assets	(16)	(16)	—	—
Amortization — losses, net	9	11	1	1
Net periodic benefit cost	$19	$21	$4	$4

The average expected long-term rate of return on plan assets is 5.2% in fiscal 2018.
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

	Three Months Ended June 30,
	2017	2016
Funded pension plans	$3	$3
Unfunded pension plans	3	3
Savings and defined contribution pension plans	8	6
Total contributions	$14	$12
During the remainder of fiscal 2018, we expect to contribute an additional $26 million to our funded pension plans, $13 million to our unfunded pension plans and $17 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

10.    CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2017	2016
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(29)	$11
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	30	(8)
Currency losses, net	$1	$3
The following currency (losses) gains are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2017	Year Ended March 31, 2017

Cumulative currency translation adjustment — beginning of period	$(256)	$(197)
Effect of changes in exchange rates	63	(75)
Sale of investment in foreign entities (A)	—	16
Cumulative currency translation adjustment — end of period	$(193)	$(256)

(A) We reclassified $16 million of cumulative currency losses from AOCI to "Other (income) expense, net"in the twelve months ended March 31, 2017 due to the sale of our equity interest in Aluminum Company of Malaysia Berhad (ALCOM) in fiscal 2017.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of June 30, 2017 and March 31, 2017 (in millions).

	June 30, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$10	$—	$(19)	$(1)	$(10)
Currency exchange contracts	14	—	(3)	(3)	8
Energy contracts	—	—	—	(9)	(9)
Total derivatives designated as hedging instruments	24	—	(22)	(13)	(11)
Derivatives not designated as hedging instruments
Aluminum contracts	31	1	(19)	—	13
Currency exchange contracts	19	—	(26)	—	(7)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	50	1	(46)	—	5
Total derivative fair value	$74	$1	$(68)	$(13)	$(6)

	March 31, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(69)	$—	$(69)
Currency exchange contracts	26	1	(1)	(3)	23
Energy contracts	1	—	—	(9)	(8)
Total derivatives designated as hedging instruments	27	1	(70)	(12)	(54)
Derivatives not designated as hedging instruments:
Aluminum contracts	57	1	(68)	(1)	(11)
Currency exchange contracts	29	—	(13)	—	16
Total derivatives not designated as hedging instruments	86	1	(81)	(1)	5
Total derivative fair value	$113	$2	$(151)	$(13)	$(49)

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2017 and March 31, 2017. One kilotonne (kt) is 1,000 metric tonnes.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2017 and March 31, 2017.
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
The following table summarizes our notional amount (in kt).

	June 30, 2017	March 31, 2017
Hedge type
Purchase (Sale)
Cash flow sales	(417)	(391)
Not designated	(101)	(89)
Total, net	(518)	(480)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $418 million and $465 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2017 and March 31, 2017, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of June 30, 2017 and March 31, 2017.
As of June 30, 2017 and March 31, 2017, we had outstanding foreign currency exchange contracts with a total notional amount of $1,136 million and $683 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal 2018 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of June 30, 2017 and March 31, 2017, there were 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $8 million and $9 million, respectively. The electricity swap, which matures on January 5, 2022, is designated as a cash flow hedge.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 15 million MMBTUs designated as cash flow hedges as of June 30, 2017, and the fair value was a liability of $1 million. There was a notional of 6 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2017 and the fair value was an asset of $1 million. As of June 30, 2017 and March 31, 2017, we had notionals of 2 million and less than 1 million MMBTU forward contracts that were not designated as hedges, respectively. The fair value as of June 30, 2017 and March 31, 2017 was a liability of less than 1 million for the forward contracts not designated as hedges. The average duration of undesignated contracts is less than 4 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of June 30, 2017. As of June 30, 2017 and March 31, 2017, we had 8 million gallons of diesel fuel forward purchase contracts outstanding, and the fair values were a liability of less than $1 million. The average duration of undesignated contracts is less than 2 years in length.
Interest Rate
As of June 30, 2017, we swapped $116 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of June 30, 2017 and March 31, 2017, $116 million (KRW 133 billion) and $119 million (KRW 133 billion), respectively, were designated as cash flow hedges.
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

	Three Months Ended June 30,
	2017	2016
Derivative instruments not designated as hedges
Aluminum contracts	$14	$(12)
Currency exchange contracts	(38)	8
Energy contracts (A)	1	3
Loss recognized in "Other expense (income), net"	(23)	(1)
Derivative instruments designated as hedges
Gain (loss) recognized in "Other expense (income), net" (B)	5	(8)
Total loss recognized in "Other (income) expense, net"	$(18)	$(9)
Balance sheet remeasurement currency exchange contract (losses) gains	$(30)	$8
Realized losses, net	(4)	(10)
Unrealized gains (losses) on other derivative instruments, net	16	(7)
Total loss recognized in "Other (income) expense, net"	$(18)	$(9)

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $1 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense (Income), net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedging derivatives
Aluminum contracts	$29	$(31)	$5	$(9)
Currency exchange contracts	(11)	18	—	—
Energy contracts	(2)	(1)	—	—
Total cash flow hedging derivatives	$16	$(14)	$5	$(9)
Net investment derivatives
Currency exchange contracts	—	1	—	—
Total	$16	$(13)	$5	$(9)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2017	2016
Energy contracts (A)	$—	$(1)	Other (income) expense, net
Energy contracts (C)	(1)	(2)	Cost of goods sold (B)
Aluminum contracts	(32)	1	Cost of goods sold (B)
Aluminum contracts	—	(1)	Net sales
Currency exchange contracts	3	—	Cost of goods sold (B)
Currency exchange contracts	2	—	Net sales
Currency exchange contracts	—	1	Other (income) expense, net
Total	$(28)	$(2)	Loss before taxes
	10	(1)	Income tax benefit (provision)
	$(18)	$(3)	Net loss

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap is amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income (loss) before reclassifications	63	10	(10)	63
Amounts reclassified from AOCI	—	18	7	25
Net current-period other comprehensive income (loss)	63	28	(3)	88
Balance as of June 30, 2017	$(193)	$(18)	$(246)	$(457)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive (loss) income before reclassifications	(52)	(10)	6	(56)
Amounts reclassified from AOCI	—	3	8	11
Net current-period other comprehensive (loss) income	(52)	(7)	14	(45)
Balance as of June 30, 2016	$(248)	$(18)	$(279)	$(545)
(A)  For additional information on our cash flow hedges see Note 11 - Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans see Note 9 - Postretirement Benefit Plans.

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
For the electricity swap, the average forward price at June 30, 2017, estimated using the method described above, was $39 per megawatt hour, which represented a $1 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $34 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2017 and March 31, 2017, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2017 and March 31, 2017 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2017		March 31, 2017
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$42	$(39)	$58	$(138)
Currency exchange contracts	33	(32)	56	(17)
Energy contracts	—	(2)	1	—
Total level 2 instruments	75	(73)	115	(155)
Level 3 instruments
Energy contracts	—	(8)	—	(9)
Total level 3 instruments	—	(8)	—	(9)
Total gross	$75	$(81)	$115	$(164)
Netting adjustment (A)	$(32)	$32	$(46)	$46
Total net	$43	$(49)	$69	$(118)

(A) Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $1 million for the three months ended June 30, 2017 related to Level 3 financial instruments that were still held as of June 30, 2017. These unrealized gains were included in “Other (income) expense, net.”

The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2017	$(9)
Unrealized/realized gain included in earnings (B)	1
Unrealized/realized (loss) included in AOCI (C)	(1)
Settlements	1
Balance as of June 30, 2017	$(8)

(A) Represents net derivative liabilities.
(B) Included in “Other (income) expense, net.”
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

	June 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$10	$10	$15	$14
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,552	$4,756	$4,558	$4,797

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

14.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2017	2016
Currency losses, net (A)	$1	$3
Unrealized (gains) losses on change in fair value of derivative instruments, net (B)	(16)	7
Realized losses on change in fair value of derivative instruments, net (B)	4	10
Loss on sale of assets, net	1	4
Loss on Brazilian tax litigation, net (C)	1	1
Interest income	(2)	(3)
Other, net	(1)	6
Other (income) expense, net	$(12)	$28

(A)	See Note 10 – Currency Losses (Gains) for further details.

(B)	See Note 11 – Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 – Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2017	2016
Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$144	$60
Canadian statutory tax rate	25%	25%
Provision (benefit) at the Canadian statutory rate	$36	$15
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	3	6
Exchange remeasurement of deferred income taxes	(3)	7
Change in valuation allowances	2	11
Tax credits	(3)	—
Dividends not subject to tax	—	(10)
Tax rate differences on foreign earnings	6	7
Uncertain tax positions	2	—
Income tax provision	$43	$36
Effective tax rate	30%	60%
Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which are shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances; and (4) differences between Canadian and foreign statutory tax rates applied to earnings in foreign jurisdictions and foreign withholding tax expense shown above as tax rate differences on foreign earnings.
As of June 30, 2017, we had a net deferred tax liability of $35 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $681 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2016. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $16 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

16.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. We have established a liability with respect to contingencies for which a loss is probable and estimable. While the ultimate resolution of, liability and costs related to these matters cannot be determined with certainty, we do not believe any of these pending actions, individually or in the aggregate, will materially impair our operations or materially affect our financial condition or liquidity.
For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $125 million.  This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of June 30, 2017 were approximately $15 million, of which $10 million was included in “Other long-term liabilities” and the remaining $5 million in “Accrued expenses and other current liabilities”. Of the total $15 million, $12 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $3 million. As of March 31, 2017, $10 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $5 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	June 30, 2017	March 31, 2017
Cash deposits (A)	$3	$3

Short-term settlement liability (B)	$9	$9
Long-term settlement liability (B)	54	59
Total settlement liability	$63	$68

Liability for other disputes and claims (C)	$26	$22

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

	Three Months Ended June 30,
	2017	2016
Loss on Brazilian tax litigation, net	$1	$1
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We sell certain inventories to third parties and agree to repurchase the same or similar inventory back from the third parties at market prices subsequent to balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of March 31, 2017 was approximately $12 million based on market prices as of the balance sheet date. We had no outstanding repurchase obligations at June 30, 2017. However, as of June 30, 2017 and March 31, 2017, there were no liabilities related to these repurchase obligations recorded in our accompanying condensed consolidated balance sheets.

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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies see in our Annual Report on Form 10-K for the year ended March 31, 2017.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; and (p) metal price lag.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

Selected Segment Financial Information

June 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$483	$—	$—	$—	$483
Total assets	$2,372	$2,900	$1,687	$1,542	$90	$8,591

March 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliate	$—	$451	$—	$—	$—	$451
Total assets	$2,359	$2,683	$1,602	$1,637	$93	$8,374

Selected Operating Results Three Months Ended June 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$944	$810	$494	$371	$50	$2,669
Net sales-intersegment	6	11	10	9	(36)	—
Net sales	$950	$821	$504	$380	$14	$2,669

Depreciation and amortization	$38	$27	$15	$16	$(6)	$90
Income tax (benefit) provision	$11	$7	$7	$12	$6	$43
Capital expenditures	$15	$9	$4	$7	$4	$39

Selected Operating Results Three Months Ended June 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$742	$755	$440	$304	$55	$2,296
Net sales-intersegment	1	12	4	15	(32)	—
Net sales	$743	$767	$444	$319	$23	$2,296

Depreciation and amortization	$37	$27	$15	$16	$(6)	$89
Income tax (benefit) provision	$(4)	$3	$8	$21	$8	$36
Capital expenditures	$12	$20	$5	$10	$(3)	$44

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

The table below reconciles “Net income attributable to our common shareholder” to income from reportable segments for the three months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended June 30,
	2017	2016
Net income attributable to our common shareholder	$101	$24
Noncontrolling interests	—	—
Income tax provision	43	36
Depreciation and amortization	90	89
Interest expense and amortization of debt issuance costs	64	83
Adjustment to eliminate proportional consolidation	8	8
Unrealized (gains) losses on change in fair value of derivative instruments, net	(16)	7
Realized gains on derivative instruments not included in segment income	(1)	(1)
Gain on assets held for sale	—	(1)
Restructuring and impairment, net	1	2
Loss on sale of fixed assets	1	4
Metal price lag (A)	1	13
Other, net	(3)	4
Total of reportable segments	$289	$268

(A)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. The impact of metal price lag is now reported as a separate line item in this reconciliation. This change does not impact our condensed consolidated financial statements. Segment Income for prior periods presented has been updated to reflect this change. For additional information related to metal price lag, see Note 11 - Financial Instruments and Commodity Contracts.

“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains on derivative instruments not included in segment income” represents realized gains (losses) on foreign currency derivatives related to capital expenditures.
"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below shows income from reportable segments for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
	2017	2016
North America	$116	$92
Europe	57	57
Asia	44	46
South America	72	73
Total of reportable segments	$289	$268

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

Information about Major Customers and Primary Supplier

Major Customers
The table below shows our net sales to the Affiliates of Ball Corporation (Ball), Ford Motor Company (Ford), and Crown Holdings Incorporated, formerly Crown Cork & Seal Company (Crown), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2017	2016
Ball (A)	21%	30%	(A)
Ford	11%	9%
Crown	10%	9%

(A) In fiscal 2017, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group (Ardagh).  We combined the sales of Ball and Rexam for presentation purposes.  Amounts disclosed for the period ended June 30, 2016 do not include the effects of the divestiture of assets from Ball to Ardagh. For the three months ended June 30, 2017, combined sales to Ball, Rexam and Ardagh total 29% of “Net sales”.

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2017	2016
Purchases from RT as a percentage of total combined metal purchases	10%	11%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Three Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$81	$133
Income taxes paid	$27	$28
As of June 30, 2017, we recorded $40 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to June 30, 2017. During the three months ended June 30, 2017, we did not incur any capital lease obligations. During the three months ended June 30, 2016, we incurred capital lease obligations of $1 million.

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2017. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2017, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2017, filed with the United States Securities and Exchange Commission (SEC) on May 10, 2017.

HIGHLIGHTS
We reported "Net income" of $101 million in the three months ended June 30, 2017, compared with "Net income" of $24 million in the three months ended June 30, 2016. The increase is primarily due to increased automotive shipments, as we continue to focus on optimizing our product portfolio. Increases in can shipments, strong operational performance, and a focus on driving asset efficiency also contributed to higher net income. Furthermore, interest expense decreased by $19 million primarily related to the refinancings of the Senior Notes and Term Loan in fiscal 2017. Additionally, lower unfavorable metal price lag resulted in a $13 million positive impact. These benefits were partially offset by can sheet pricing pressures.
We reported "Segment income" of $289 million for the first quarter of fiscal 2018, compared to $268 million for the first quarter of fiscal 2017. The increase is primarily due to the factors noted above (excluding interest expense). This is the highest first quarter consolidated "Segment income" since fiscal 2012. Net cash used in operating activities was $45 million for the three months ended June 30, 2017, an improvement of $62 million from the prior comparable period, primarily due to higher "Segment income" partially offset by unfavorable working capital movements due to higher aluminum prices.

Additionally, effective May 10, 2017, Novelis Korea, a subsidiary of Novelis Inc., entered into definitive agreements with Kobe Steel Ltd. (Kobe) under which Novelis Korea and Kobe will jointly own and operate the Ulsan manufacturing plant currently owned by Novelis Korea. To effect the transaction, Novelis Korea will form a new wholly owned subsidiary, Ulsan Aluminum, Ltd. (UAL) and will contribute the assets of the Ulsan plant to UAL. Kobe will purchase up to 50% of the outstanding shares of UAL for a purchase price of $315 million. The agreements contemplate that each of Novelis Korea and Kobe will supply input metal to UAL and UAL will produce flat-rolled aluminum products exclusively for Novelis Korea and Kobe. The transaction is expected to close in September 2017, subject to customary closing conditions. Upon completion, the transaction will generate cash proceeds to enhance Novelis’ strategic flexibility and reduce its net debt.

BUSINESS AND INDUSTRY CLIMATE

Economic growth and material substitution continue to drive increasing global demand for aluminum and rolled products. However, slower economic growth in South America has slowed beverage can demand in that region. Global can sheet overcapacity, increased competition from Chinese suppliers of flat rolled aluminum products, and customer consolidation are also adding downward pricing pressures in the can sheet market.

Meanwhile, the demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia. This demand has been primarily driven by the benefits that result from using lighter weight materials in the vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle safety and performance.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	March 31, 2017	June 30, 2017
Net sales	$2,296	$2,361	$2,313	$2,621	$9,591	$2,669
Percentage (decrease) increase in net sales versus comparable previous year period	(13)%	(5)%	(2)%	9%	(3)%	16%
Rolled product shipments:
North America	242	252	247	269	1,010	273
Europe	246	236	226	235	943	235
Asia	178	176	162	174	690	180
South America	103	121	125	125	474	110
Eliminations	(14)	(12)	(10)	(14)	(50)	(13)
Total	755	773	750	789	3,067	785

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	(7)%	(6)%	(2)%	8%	(2)%	13%
Europe	(2)%	(6)%	(3)%	(4)%	(4)%	(4)%
Asia	(8)%	(6)%	(16)%	(7)%	(9)%	1%
South America	(4)%	3%	(5)%	(7)%	(3)%	7%
Total	(2)%	(2)%	(4)%	—%	(2)%	4%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Percent
	2017	2016	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,947	$1,492	30%
Average cash price during the period	$1,911	$1,571	22%
Closing cash price as of end of period	$1,909	$1,635	17%
The weighted average local market premium was as follows for the three months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Percent
	2017	2016	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$157	$143	10%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows. Reduced volatility of local market premiums reduced the amount of metal price lag for the three months ended June 30, 2017.

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income .” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
See Segment Review below for the impact of metal price lag on each of our segments.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2017 and 2016:

	Exchange Rate as of		Average Exchange Rate
	June 30, 2017	March 31, 2017	Three Months Ended June 30,
			2017	2016
U.S. dollar per Euro	1.142	1.068	1.119	1.122
Brazilian real per U.S. dollar	3.308	3.168	3.250	3.419
South Korean won per U.S. dollar	1,140	1,116	1,131	1,166
Canadian dollar per U.S. dollar	1.297	1.329	1.338	1.288
Swiss franc per Euro	1.095	1.069	1.089	1.096

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
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. The impact of foreign exchange remeasurement, net of related hedges, was a net currency loss of $1 million and a net currency loss of $3 million, during the first quarter of fiscal 2018 and fiscal 2017, respectively. Unrealized gains and losses from undesignated foreign currency derivatives was not significant in either period.
See Segment Review below for the impact of foreign currency on each of our segments.

Recent Developments

Sierre Leases

We lease real and personal property at our Sierre, Switzerland rolling facility from a subsidiary of Constellium N.V. (Constellium) as part of a long-term, renewable lease agreement. In January 2017, Constellium submitted to the Company a notice of termination of the lease agreements on the grounds that we breached certain terms and failed to remedy the alleged breaches within the cure period of the lease agreements, and thereby sought to evict Novelis from the Sierre facility no later than July 31, 2017. The Company believes it has not breached the lease agreements and Constellium does not have a right to terminate the leases. We have submitted the dispute to arbitration under the rules of the International Chamber of Commerce (ICC) as required by the lease agreements, filed formal challenges to the termination notice, and requested a stay of execution of the notice of termination at least until the arbitration has concluded. On June 2, 2017, the ICC granted Novelis' request for a stay of execution of Constellium's notice of termination of the lease, but not for certain essential services provided by Constellium at the facility. As a result of the dispute, we will seek alternate sources of supply of certain essential services.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
“Net sales” increased $373 million, or 16%, driven by a 22% increase in average base aluminum prices and a 10% increase in average local market premiums. A portion of the increase was also due to a 4% increase in flat rolled product shipments, including a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $331 million, or 17%, due to higher weighted average metal costs and a 4% increase in flat rolled product shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $330 million.
“Income before income taxes” for the three months ended June 30, 2017 was $144 million, compared to a $60 million "Income before income taxes" in the three months ended June 30, 2016. In addition to the factors noted above, the following additional items affected “Income before income taxes:”

•	A decline in interest expense of $19 million primarily due to lower interest rates resulting from the refinancing of the 2017 Notes, 2020 Notes and Term Loan in fiscal 2017;

•
Unrealized gains on changes in fair value of undesignated derivatives other than foreign currency remeasurement were $16 million in the three months ended June 30, 2017 as compared to unrealized losses of $7 million in the three months ended June 30, 2016, which is reported as "Other (income) expense, net ".

•
Increased stability in the current year local market premiums, resulted in a $1 million metal price lag loss during the three months ended June 30, 2017 compared to a $13 million metal price lag loss during the three months ended June 30, 2016.

•	An increase in "Selling, general and administrative expenses " primarily related to an increase in fair value of LTIP and Novelis PU awards.
We recognized $43 million of tax expense for the three months ended June 30, 2017, which resulted in an effective tax rate of 30%. This tax rate is due to the results of operations at statutory tax rates. We recognized $36 million of tax expense for the three months ended June 30, 2016, which resulted in an effective tax rate of 60%. The high effective tax rate was due to tax losses in jurisdictions where we believe it is more likely than not that we will not be able to utilize those losses and enacted tax rate changes and unfavorable foreign currency exchange translation and remeasurement of deferred income taxes.
We reported “Net income attributable to our common shareholder” of $101 million and $24 million for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.
We measure the profitability and financial performance of our operating segments based on “Segment income.” We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on changes in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests’ share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting changes, net of tax; and (p) metal price lag. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Our presentation of “Segment income” on a consolidated basis is a non-GAAP financial measure. See “Non-GAAP Financial Measures” below for additional discussion about our use of "Total Segment income.”
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

Selected Operating Results Three Months Ended June 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$950	$821	$504	$380	$14	$2,669
Shipments
Rolled products - third party	271	231	176	107	—	785
Rolled products - intersegment	2	4	4	3	(13)	—
Total rolled products	273	235	180	110	(13)	785
Non-rolled products	—	2	2	27	—	31
Total shipments	273	237	182	137	(13)	816

Selected Operating Results Three Months Ended June 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$743	$767	$444	$319	$23	$2,296
Shipments
Rolled products - third party	241	241	176	97	—	755
Rolled products - intersegment	1	5	2	6	(14)	—
Total rolled products	242	246	178	103	(14)	755
Non-rolled products	1	3	2	15	—	21
Total shipments	243	249	180	118	(14)	776

The following table reconciles changes in “Segment income” for the three months ended June 30, 2016 to the three months ended June 30, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended June 30, 2016 (B)	$92	$57	$46	$73	$—	$268
Volume	33	(13)	6	10	2	38
Conversion premium and product mix	4	2	(10)	(17)	—	(21)
Conversion costs (C)	(14)	14	4	2	(2)	4
Foreign exchange	2	3	—	3	—	8
Selling, general & administrative and research & development costs (D)	(6)	(5)	—	(3)		(14)
Other changes	5	(1)	(2)	4	—	6
Segment income - Three Months Ended June 30, 2017	$116	$57	$44	$72	$—	$289

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

(B)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. This change does not impact our condensed consolidated financial statements. Segment information for prior periods presented has been updated to reflect this change.

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

North America
“Net sales” increased $207 million, or 28%, due to higher average aluminum prices and higher can and automotive shipments due to customer demand in the region.
“Segment income” was $116 million, an increase of 26%, primarily due to higher automotive and can volumes, favorable metal price lag due to reduced local market premium volatility, and a favorable mix shift to automotive products. These positive factors were partially offset by unfavorable cost absorption as shipments grew faster than production and reduced inventory levels.
Europe
“Net sales” increased $54 million, or 7%, primarily due to higher average aluminum prices and higher automotive shipments partially offset by lower can and specialties shipments.
“Segment income” was $57 million, flat compared to the prior year, primarily related to favorable cost absorption due to changes in inventory levels in the current and prior years, and a favorable product mix as a result of our portfolio optimization efforts. These benefits were offset by lower can and specialties volumes.

Asia
“Net sales” increased $60 million, or 14%, due to higher average aluminum prices and higher can and automotive shipments; partially offset by lower can pricing.
“Segment income” was $44 million, a decrease of 4%, primarily due to lower can pricing partially offset by an increase in can and automotive volumes and lower metal input costs associated with increased usage of internally manufactured sheet ingot.
South America
“Net sales” increased $61 million, or 19%, due to higher specialties and can shipments partially offset by unfavorable pricing conditions in can.
“Segment income” was $72 million, a decrease of 1%, primarily due to unfavorable can pricing pressures and unfavorable mix within specialties products. These negative factors were partially offset by higher specialties and can volumes.
Reconciliation of “Net income attributable to our common shareholder” to segment income
Costs such as depreciation and amortization, interest expense and unrealized (gains) losses on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles “Net income attributable to our common shareholder” to income from reportable segments for the three months ended June 30, 2017 and 2016 (in millions).

	Three Months Ended June 30,
	2017	2016
Net income attributable to our common shareholder	$101	$24
Noncontrolling interests	—	—
Income tax provision	43	36
Depreciation and amortization	90	89
Interest expense and amortization of debt issuance costs	64	83
Adjustment to eliminate proportional consolidation	8	8
Unrealized (gains) losses on change in fair value of derivative instruments, net	(16)	7
Realized gains on derivative instruments not included in segment income	(1)	(1)
Gain on assets held for sale	—	(1)
Restructuring and impairment, net	1	2
Loss on sale of fixed assets	1	4
Metal price lag (A)	1	13
Other, net	(3)	4
Total of reportable segments	$289	$268

(A)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. The impact of metal price lag is now reported as a separate line item in this reconciliation. This revision does not impact our condensed consolidated financial statements. Segment information for prior periods presented has been revised to reflect this change. For additional information related to metal price lag, see Note 11 - Financial Instruments and Commodity Contracts.

“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains on derivative instruments not included in segment income” represents realized gains on foreign currency derivatives related to capital expenditures.
"Other, net" related primarily to losses on certain indirect tax expenses in Brazil, and interest income.

The table below shows income from reportable segments by region for the three months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,
	2017	2016
North America	$116	$92
Europe	57	57
Asia	44	46
South America	72	73
Total of reportable segments	$289	$268

Liquidity and Capital Resources
Our significant investments in the business were funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. Our expansion projects are currently generating additional operating cash flows. We have the ability to fund our potential expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows; our existing debt facilities, including refinancing; and new debt issuances, as necessary.
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

The 2024 and 2026 Notes issued by Novelis Corporation as part of the refinancing transactions are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and all of Novelis Inc.’s existing and future Canadian and U.S. restricted subsidiaries (other than Novelis Corporation), certain of its existing foreign restricted subsidiaries and other restricted subsidiaries that guarantee debt in the future under any credit facilities, subject to certain exceptions. The 2024 Notes and the 2026 Notes contain customer covenants and events of default. See Note 7 — Debt to our accompanying condensed consolidated financial statements for additional information. In addition, pursuant to the indentures governing the 2024 and 2026 Notes, the Company is required to provide the following financial information regarding its subsidiaries.

As of June 30, 2017, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the three months ended June 30, 2017)	21%
Consolidated Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2017)	19%
Consolidated assets are owned by non-guarantor subsidiaries (as of June 30, 2017)	18%

In addition, for the three months ended June 30, 2017 and 2016, the Company’s subsidiaries that are not guarantors had net sales of $643 million and $575 million, respectively, and, as of June 30, 2017, those subsidiaries had assets of $2 billion and debt and other liabilities of $1.3 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of June 30, 2017 and March 31, 2017 is as follows (in millions):

	June 30, 2017	March 31, 2017
Cash and cash equivalents	$565	$594
Availability under committed credit facilities	671	701
Total liquidity	$1,236	$1,295

We reported availability of $1,236 million as of June 30, 2017, which represents a decrease compared to $1,295 million reported as of March 31, 2017. The decrease is primarily attributable to negative free cash flow of $77 million, net proceeds of $67 million in short-term and long-term borrowings, a reduction in credit facility availability of $20 million, and other decreases of $11 million; offset by an increase in the ABL borrowing base of $116 million. As of June 30, 2017, our availability under committed credit facilities of $671 million was comprised of $441 million under our ABL Revolver and $230 million under our Korea, China, and Middle East loan facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2017, we held less than $1 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2017, we held $373 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2017, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
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

The following table shows “Free cash flow” for the three months ended June 30, 2017 and 2016, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2017	2016	Change
Net cash used in operating activities	$(45)	$(107)	$62
Net cash used in investing activities	(31)	(39)	8
Less: Proceeds from sales of assets, net of transaction fees and hedging	(1)	—	(1)
Free cash flow	$(77)	$(146)	$69
Ending cash and cash equivalents	$565	$457	$108
Operating Activities
Net cash used in operating activities was $45 million for the three months ended June 30, 2017, which was favorable compared to net cash used in operating activities of $107 million for the three months ended June 30, 2016. The favorable variance primarily relates to higher "Segment income". The following summarizes changes in working capital accounts (in millions).

	Three Months Ended June 30,
	2017	2016	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$(96)	$(55)	$(41)
Inventories	(137)	(59)	(78)
Accounts payable	72	(39)	111
Other current assets and liabilities	(97)	(106)	9
Net change in working capital	$(258)	$(259)	$1

Three Months Ended June 30, 2017
"Accounts receivable, net" increased due to the timing of cash collections on certain customer receivables balances coupled with a 16% increase in sales. As of June 30, 2017 and March 31, 2017, we had factored, without recourse, certain trade receivables aggregating $723 million and $679 million, respectively, which had a favorable impact to net cash provided by operating activities of $44 million for the three months ended June 30, 2017. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand and higher average metal costs. The higher quantities of inventory on hand at June 30, 2017 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. "Accounts payable" increased $72 million in the three months ended June 30, 2017 due primarily to higher metal input costs.
Included in cash flows from operating activities for the three months ended June 30, 2017 were $81 million of interest payments, $27 million of cash paid for income taxes, $1 million of payments on restructuring programs, and $12 million of contributions to our pension plans. As of June 30, 2017, we had $23 million of outstanding restructuring liabilities, of which $16 million we estimate will result in cash outflows within the next twelve months.

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
More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2017 compared to the three months ended June 30, 2016."

Investing Activities
The following table presents information regarding our “Net cash used in investing activities” (in millions).

	Three Months Ended June 30,
	2017	2016	Change
Capital expenditures	$(39)	$(44)	$5
Proceeds from settlement of other undesignated derivative instruments, net	1	3	(2)
Proceeds from investment in and advances to non-consolidated affiliates, net	6	2	4
Net cash used in investing activities	$(31)	$(39)	$8
For the three months ended June 30, 2017 and three months ended June 30, 2016, our "Capital expenditures" were primarily attributable to maintenance of existing property, plant, and equipment.
As of June 30, 2017, we had $40 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to June 30, 2017. We expect capital expenditures for fiscal 2018 to be approximately $250 million.
The settlement of undesignated derivative instruments resulted in cash outflow of $1 million and cash inflow of $3 million, in the three months ended June 30, 2017 and 2016, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
“Proceeds from investments in and advances to non–consolidated affiliates, net" for three months ended June 30, 2017 and 2016 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.

Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Three Months Ended June 30,
	2017	2016	Change
Proceeds from issuance of long-term and short-term borrowings	$—	$87	$(87)
Principal payments of long-term and short-term borrowings	(57)	(72)	15
Revolving credit facilities and other, net	113	35	78
Debt issuance costs	(2)	—	(2)
Net cash provided by financing activities	$54	$50	$4
Three Months Ended June 30, 2017
During the three months ended June 30, 2017, there were no issuances of long or short-term borrowings. We made principal repayments of $50 million on short-term loans in Brazil, $5 million on our Term Loan Facility, $2 million on capital leases, and less than $1 million in other principal repayments. The change in our revolving credit facilities balance is related to proceeds of $118 million on our ABL Revolver partially offset by repayments of $5 million in our China credit facilities.
As of June 30, 2017, our short-term borrowings were $362 million consisting of $308 million of loans under our ABL Revolver, $53 million in Novelis China loans and $1 million of other short-term borrowings.
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
We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to
50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2017, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of
June 30, 2017, this guarantee totaled $2 million.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2017 and March 31, 2017, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" in Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2017 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the three months ended June 30, 2017, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2017.
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
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying June 30, 2017 condensed consolidated balance sheet.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2017, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(96)

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended June 30, 2017, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2017, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(4)
Natural Gas	(10)%	(4)
Diesel Fuel	(10)%	(2)
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
We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are recorded as a component of "Accumulated other comprehensive income/loss" in the Shareholder's equity/deficit section of the accompanying condensed consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 - Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2017, and Note 11 - Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2017, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(25)
Euro	10%	(37)
Korean won	(10)%	(31)
Canadian dollar	(10)%	(4)
British pound	(10)%	(18)
Swiss franc	(10)%	(37)
Chinese yuan	10%	(7)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

In January 2017, we refinanced our Term Loan Facility. Our interest rate paid is a spread of 1.85% plus LIBOR
(1.30%). As of June 30, 2017, the effective interest rate was 3.15%. As of June 30, 2017, a 10 basis point increase or decrease in LIBOR interest rates would have had less than $1 million impact on our annual pre-tax income.

From time to time, we have used interest rate swaps to manage our debt cost. As of June 30, 2017, there were no USD LIBOR based interest rate swaps outstanding.

In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11- Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of June 30, 2017.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2017, given a 100 bps decrease in the benchmark interest rate ($ in millions).

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
Date: August 7, 2017

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