Form 10-Q
period 2017-09-30
Novelis Inc.
filed 2017-11-02
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of November 1, 2017, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$2,794	$2,361	$5,463	$4,657
Cost of goods sold (exclusive of depreciation and amortization)	2,361	1,980	4,622	3,910
Selling, general and administrative expenses	124	108	230	200
Depreciation and amortization	91	90	181	179
Interest expense and amortization of debt issuance costs	64	81	128	164
Research and development expenses	16	14	31	27
Gain on assets held for sale	—	(1)	—	(2)
(Gain) loss on sale of a business, net	(318)	27	(318)	27
Loss on extinguishment of debt	—	112	—	112
Restructuring and impairment, net	7	1	8	3
Equity in net loss of non-consolidated affiliates	1	—	1	—
Other expense, net	25	11	13	39
	2,371	2,423	4,896	4,659
Income (loss) before income taxes	423	(62)	567	(2)
Income tax provision	116	27	159	63
Net income (loss)	307	(89)	408	(65)
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to our common shareholder	$307	$(89)	$408	$(65)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended September 30,
	2017	2016
Net income (loss)	$307	$(89)
Other comprehensive (loss) income:
Currency translation adjustment	28	64
Net change in fair value of effective portion of cash flow hedges	(41)	13
Net change in pension and other benefits	10	9
Other comprehensive (loss) income before income tax effect	(3)	86
Income tax (benefit) provision related to items of other comprehensive income	(11)	7
Other comprehensive income, net of tax	8	79
Comprehensive income (loss)	315	(10)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	1	1
Comprehensive income (loss) attributable to our common shareholder	$314	$(11)

	Six Months Ended September 30,
	2017	2016
Net income (loss)	$408	$(65)
Other comprehensive income:
Currency translation adjustment	91	11
Net change in fair value of effective portion of cash flow hedges	3	2
Net change in pension and other benefits	5	29
Other comprehensive income before income tax effect	99	42
Income tax provision related to items of other comprehensive income	4	8
Other comprehensive income, net of tax	95	34
Comprehensive income (loss)	503	(31)
Less: Comprehensive income attributable to noncontrolling interests, net of tax	—	1
Comprehensive income (loss) attributable to our common shareholder	$503	$(32)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30, 2017	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$949	$594
Accounts receivable, net
— third parties (net of uncollectible accounts of $7 and $6 as of September 30, 2017 and March 31, 2017)	1,290	1,067
— related parties	180	60
Inventories	1,488	1,333
Prepaid expenses and other current assets	118	137
Fair value of derivative instruments	71	113
Assets held for sale	3	3
Total current assets	4,099	3,307
Property, plant and equipment, net	3,067	3,357
Goodwill	607	607
Intangible assets, net	433	457
Investment in and advances to non–consolidated affiliates	799	451
Deferred income tax assets	80	86
Other long–term assets
— third parties	96	94
— related parties	8	15
Total assets	$9,189	$8,374
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current portion of long–term debt	$144	$121
Short–term borrowings	342	294
Accounts payable
— third parties	1,957	1,722
— related parties	57	51
Fair value of derivative instruments	125	151
Accrued expenses and other current liabilities	558	580
Total current liabilities	3,183	2,919
Long–term debt, net of current portion	4,403	4,437
Deferred income tax liabilities	142	98
Accrued postretirement benefits	803	799
Other long–term liabilities	232	198
Total liabilities	8,763	8,451
Commitments and contingencies
Shareholder’s equity (deficit)
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2017 and March 31, 2017	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(510)	(918)
Accumulated other comprehensive loss	(450)	(545)
Total equity (deficit) of our common shareholder	444	(59)
Noncontrolling interests	(18)	(18)
Total equity (deficit)	426	(77)
Total liabilities and equity (deficit)	$9,189	$8,374
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$408	$(65)
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	181	179
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	12	(1)
Gain on assets held for sale	—	(2)
(Gain) loss on sale of business	(318)	27
Loss on sale of assets	2	6
Impairment charges	6	—
Loss on extinguishment of debt	—	112
Deferred income taxes	47	(4)
Amortization of fair value adjustments, net	—	6
Equity in net loss of non-consolidated affiliates	1	—
(Gain) loss on foreign exchange remeasurement of debt	(2)	2
Amortization of debt issuance costs and carrying value adjustments	10	9
Other, net	4	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(310)	(159)
Inventories	(107)	(115)
Accounts payable	163	22
Other current assets	26	6
Other current liabilities	(31)	(90)
Other noncurrent assets	(2)	(9)
Other noncurrent liabilities	4	49
Net cash provided by (used in) operating activities	94	(27)
INVESTING ACTIVITIES
Capital expenditures	(82)	(90)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	1
Proceeds (outflows) from the sale of a business, net of certain transaction fees	314	(13)
Proceeds from investment in and advances to non-consolidated affiliates, net	8	9
Proceeds from settlement of other undesignated derivative instruments, net	1	6
Net cash provided by (used in) investing activities	242	(87)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	—	2,765
Principal payments of long-term and short-term borrowings	(64)	(2,609)
Revolving credit facilities and other, net	88	(3)
Debt issuance costs	(4)	(134)
Net cash provided by financing activities	20	19
Net increase (decrease) in cash and cash equivalents	356	(95)
Effect of exchange rate changes on cash	(1)	12
Cash and cash equivalents — beginning of period	594	556
Cash and cash equivalents — end of period	$949	$473

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (unaudited)
(in millions, except number of shares)

	Equity (Deficit) of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	408	—	—	408
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment included in AOCI	—	—	—	—	91	—	91
Change in fair value of effective portion of cash flow hedges, net of tax provision of $1 million included in AOCI	—	—	—	—	2	—	2
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	2	—	2
Balance as of September 30, 2017	1,000	$—	$1,404	$(510)	$(450)	$(18)	$426
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food cans and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used beverage cans and post-industrial aluminum, such as class scrap. As of September 30, 2017, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
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
Revision of Previously Issued Financial Statements
During the preparation of the Form 10-Q for the three months ended June 30, 2017, we identified a misclassification between "Prepaid expenses and other current assets" and “Accrued expenses other current liabilities” accounts that understated these balances for the periods ended March 31, 2017, December 31, 2016, and September 30, 2016 of $26 million, $21 million, and $16 million, respectively. In addition, we identified a misclassification between “Deferred income tax assets” and “Deferred income tax liabilities” of $4 million that understated these balances as of March 31, 2017. We assessed the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

materiality of the misstatements and concluded that these misstatements were not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts in both the the March 31, 2017 consolidated balance sheet and September 30, 2016 consolidated statement of cash flow by the amounts above. The referenced prior period above not presented herein include misstatements that impact the consolidated statements of cash flows and will be revised, as applicable, in future filings. These revisions will impact the “Other current assets” and “Other current liabilities” line items within total “Operating Activities.” However, there is no impact to "Net cash provided by (used in) operating activities" within the consolidated statements of cash flows.
Reclassification
A reclassification of a prior period amount has been made to conform to the presentation adopted for the current period.

For the three and six months ended September 30, 2016, we reclassified $27 million from "Other expense, net" to "(Gain) loss on the sale of a business" in the condensed consolidated statement of operations to conform with the current period presentation. This reclassification had no impact on “Income (loss) before income taxes,” “Net income (loss) attributable to our common shareholder,” the condensed consolidated balance sheets or condensed consolidated statements of cash flows during the respective periods. Refer to Note 14 — Other expense, net for further details.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2018. Early adoption is permitted and we intend to early adopt. We believe that the impact to Novelis will primarily result from the following changes to the guidance: The entire change in the value of the hedging instrument will be deferred to OCI; and the component excluded from the assessment of hedge effectiveness will be recognized immediately in earnings, in the same line item as the hedged item.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the results of operations and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Currently, all postretirement costs (FAS 87, FAS 106 and FAS 112) fall within the line item “Selling, general and administrative expenses” within the consolidated results of operations. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance, which removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. Early adoption is permitted. The guidance is effective for public business entities for interim and annual periods beginning after its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Adoption of this standard is not expected to have any impact on our consolidated financial position, results of operations and statement of cash flows.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. Adoption of this standard is not expected to have any impact on our consolidated financial position, results of operations and statement of cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new guidance applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses specific cash flow items to provide clarification and reduce the diversity in presentation of these items. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is permitted. Adoption of this standard is not expected to have any impact on our consolidated financial position, results of operations and statement of cash flows as our current policies are aligned with this standard.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which, when effective, will supersede the guidance in former ASC 605, Revenue Recognition. The new guidance requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within that year. Early adoption is not permitted. In August 2015, the FASB issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, which provides an optional one-year deferral of the effective date. Subsequent to these amendments, further clarifying amendments have been issued. We are currently evaluating the impact of the standard on our consolidated financial position, results of operations and disclosures. We have begun assessing our contracts and drafting policies to implement the new revenue standards and will be implementing this standard during the first quarter of fiscal year 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the six months ended September 30, 2017 was $8 million, which included impairment charges unrelated to restructuring of $5 million on intangible software assets and $1 million on other long-lived assets. "Restructuring and impairment, net" for the six months ended September 30, 2016 was $3 million.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2017	$24
Expenses	2	$—	$2	$6	$8
Cash payments	(3)
Foreign currency (C)	(1)
Balance as of September 30, 2017	$22
_________________________

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to restructuring activities.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.

As of September 30, 2017, $16 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $6 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of September 30, 2017, there was an $18 million restructuring liability for the South America segment, $2 million for the Europe segment, $1 million for the North America segment and $1 million for the Asia segment. There were also $1 million and $2 million in payments for the Europe and South America segments, respectively, during the six months ended September 30, 2017.

As of March 31, 2017, $16 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet.
For additional information on environmental charges see Note 16 — Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	September 30, 2017	March 31, 2017
Finished goods	$377	$389
Work in process	686	576
Raw materials	270	213
Supplies	155	155
Inventories	$1,488	$1,333

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
We made the decision to sell two hydroelectric power generation facilities in South America. During the year ended March 31, 2017, we recorded a $1 million gain from our sale of one hydroelectric power generation facility. The remaining hydroelectric power generation assets have a net book value of $3 million as of September 30, 2017 and March 31, 2017. These assets continue to be reflected as "Assets held for sale" pending regulatory approval.
In March 2016, we made a decision to sell properties in Ouro Preto, Brazil related to the closure of the Ouro Preto smelter facility in South America. "Gain on assets held for sale" during the six months ended September 30, 2016 includes a $1 million gain from our sale of these assets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

5.    CONSOLIDATION
Variable Interest Entities (VIE)
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing the activities of Logan. As Logan is dependent upon the investors for ongoing capital to support the operations of the entity, Logan is a variable interest entity ("VIE"). The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Other than these contractually required reimbursements, we do not provide other material support to Logan. Logan's creditors do not have recourse to our general credit.
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

	September 30, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$1	$2
Accounts receivable	15	29
Inventories	68	62
Prepaid expenses and other current assets	1	2
Total current assets	85	95
Property, plant and equipment, net	23	25
Goodwill	12	12
Deferred income taxes	91	89
Other long-term assets	29	30
Total assets	$240	$251
Liabilities
Current liabilities
Accounts payable	$34	$32
Accrued expenses and other current liabilities	19	21
Total current liabilities	53	53
Accrued postretirement benefits	213	224
Other long-term liabilities	3	3
Total liabilities	$269	$280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

We have two non-consolidated affiliates, Aluminum Norf GmbH (Alunorf) and Ulsan Aluminum, Ltd. (UAL). Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with these non-consolidated affiliates, which we classify as related party transactions and balances. We account for these affiliates using the equity method.

In May 2017, Novelis Korea Ltd. (Novelis Korea), a subsidiary of Novelis Inc., entered into definitive agreements with Kobe Steel Ltd. (Kobe), an unrelated party, under which Novelis Korea and Kobe will jointly own and operate the Ulsan manufacturing plant owned by Novelis Korea. In April 2017, Novelis Korea formed a new wholly owned subsidiary, UAL. In September 2017, the transaction closed and Novelis Korea sold 49.9% of its shares in UAL to Kobe for the purchase price of $314 million. We recognized a net gain of $318 million on the transaction, pre-tax, consisting of: (1) $168 million gain related to the difference between the fair value of the consideration received and the carrying amount of the former subsidiary's assets and liabilities; (2) $163 million net gain related to the remeasurement of the retained investment by Novelis Korea; (3) $11 million in transaction fees and (4) $2 million in pension settlement losses. The net gain is recognized in "Gain (loss) on sale of a business" within the condensed consolidated statement of operations. The fair value of the retained investment was derived from cash consideration paid by a market participant, Kobe, for its 49.9% interest.

As a result of this transaction, we have shared power in UAL with Kobe. Novelis Korea and Kobe will supply input metal to UAL and UAL will produce flat rolled aluminum products exclusively for Novelis Korea and Kobe. In addition, we hold several variable interests in UAL through the regular funding of costs and expenses by Novelis Korea and Kobe. As UAL is dependent upon the investors for ongoing capital to support the operations of the entity, UAL is a variable interest entity ("VIE"). The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The entity will be controlled by the Board of Directors. We do not have the sole decision-making ability regarding UAL's production operations and other significant decisions as the Board of Directors has ultimate control over these decisions. In addition, we do not have the ability to take the majority share of production and associated costs over the life of the joint venture. As we share power jointly with Kobe, we determined Novelis is not the primary beneficiary. Our risk of loss with respect to this VIE is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. We have no obligation to provide additional funding to this VIE outside of the contractually required reimbursements.

The following table summarizes the results of operations of our equity method affiliates, and the nature and amounts of significant transactions we have with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net sales	$124	$124	$241	$245
Costs and expenses related to net sales	126	122	242	242
Provision for taxes on income	—	2	—	1
Net (loss) income	$(2)	$—	$(1)	$2
Purchases of tolling services from Alunorf	$63	$62	$121	$123

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf or UAL.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	September 30, 2017	March 31, 2017
Accounts receivable-related parties	$180	$60
Other long-term assets-related parties	$8	$15
Accounts payable-related parties	$57	$51

We earned less than $1 million of interest income on a loan due from Alunorf during each of the periods presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of September 30, 2017 and March 31, 2017.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2017, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of September 30, 2017, this guarantee totaled $2 million.

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the six months ended September 30, 2017 and 2016, “Net sales” were less than $1 million between Novelis and Hindalco. As of September 30, 2017 and March 31, 2017, there were less than $1 million in "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco.

During the six months ended September 30, 2017, Novelis did not purchase any raw materials from Hindalco. There were $3 million of raw material purchases from Hindalco that were fully paid for during the six months ended September 30, 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	September 30, 2017					March 31, 2017
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments		Carrying Value	Principal	Unamortized Carrying Value Adjustments		Carrying Value
Third party debt:
Short-term borrowings	2.69%	$342	$—		$342	$294	$—		$294
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.18%	1,787	(49)	(B)	1,738	1,796	(53)	(B)	1,743
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(22)	(B)	1,478	1,500	(23)	(B)	1,477
6.25% Senior Notes, due August 2024	6.25%	1,150	(18)	(B)	1,132	1,150	(19)	(B)	1,131
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 205 billion)	2.52%	178	—		178	184	—		184
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 15 million)	7.50%	15	—		15	17	(1)	(B)	16
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 9 million)	6.00%	4	—		4	4	—		4
Other
Capital Lease Obligations and Other debt, due through December 2020	4.68%	2	—		2	3	—		3
Total debt		4,978	(89)		4,889	4,948	(96)		4,852
Less: Short term borrowings		(342)	—		(342)	(294)	—		(294)
Current portion of long term debt		(144)	—		(144)	(121)	—		(121)
Long-term debt, net of current portion		$4,492	$(89)		$4,403	$4,533	$(96)		$4,437
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2017, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of
September 30, 2017 (for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2017	Amount
Short-term borrowings and current portion of long-term debt due within one year	$486
2 years	75
3 years	33
4 years	20
5 years	1,714
Thereafter	2,650
Total	$4,978
Senior Secured Credit Facilities
     As of September 30, 2017, the senior secured credit facilities consisted of (i) a 1.8 billion secured term loan credit facility (Term Loan Facility) and (ii) a $1 billion asset based loan facility (ABL Revolver). As of September 30, 2017, $18 million of the Term Loan Facility is due within one year.

The Term Loan Facility matures on June 2, 2022, and is subject to 0.25% quarterly amortization payments. The loans under the Term Loan Facility accrue interest at LIBOR plus 1.85%. The Term Loan Facility also requires customary mandatory prepayments with excess cash flow, asset sale and casualty event proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at the Company’s election without penalty or premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Facility have not committed to provide any such additional term loans.

In September 2017, we amended and extended the ABL Revolver. The facility is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on September 14, 2022; provided that, in the event that the Term Loan Facility, or certain other indebtedness matures on or prior to March 14, 2023 and is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than March 14, 2023, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met.

In September 2017, we amended our Term Loan Credit Agreement (the "Term Loan Amendment") to our $1.8 billion Credit Agreement (the "Term Loan Facility") dated as of January 10, 2017. The amendment modifies certain provisions of the Term Loan Facility to facilitate the closing of the previously announced transaction with Kobe Steel Ltd.

The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) make certain restricted payments, (2) incur additional indebtedness, (3) sell certain assets, (4) enter into sale and leaseback transactions, (5) make investments, loans and advances, (6) pay dividends or returns of capital and distributions beyond certain

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

amounts, (7) engage in mergers, amalgamations or consolidations, (8) engage in certain transactions with affiliates, and (9) prepay certain indebtedness. The Term Loan Credit Agreement also contains a financial maintenance covenant, prohibiting the Company's senior secured net leverage ratio as of the last day of each fiscal quarter period and measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities. As of September 30, 2017, we were in compliance with the covenants in the Term Loan Facility and ABL Revolver.
Short-Term Borrowings
As of September 30, 2017, our short-term borrowings were $342 million, consisting of $290 million of short-term loans under our ABL Revolver, $51 million in Novelis China loans (CNY 340 million), and $1 million of other short-term borrowings.
As of September 30, 2017, $19 million of the ABL Revolver was utilized for letters of credit, and we had $486 million in remaining availability under the ABL Revolver.
As of September 30, 2017, we had availability under our Novelis Korea, Novelis Middle East and Africa, and Novelis China revolving credit facilities and credit lines of $188 million (KRW 216 billion), $20 million, and $6 million (CNY 39 million), respectively.
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

The proceeds from the issuance of the 2024 Notes and the 2026 Notes were used to extinguish our 8.375% 2017 Senior Notes and our 8.75% 2020 Senior Notes, respectively. In addition, we paid combined tender offer premiums and issuance costs of $139 million associated with the refinancing transactions, including fees paid to lenders, arrangers, and outside professionals such as attorneys and rating agencies. We recorded a "Loss on extinguishment of debt" of $112 million in the second quarter of fiscal 2017 related to refinancing transactions. We incurred debt issuance costs of $45 million on the Notes which were capitalized and amortized as an increase to "Interest expense and amortization of debt issuance costs" over the term of these instruments.
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of the Company's subsidiaries to pay dividends or make other distributions to the Company, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. As of September 30, 2017, we were in compliance with the covenants in the Notes. The Notes also contain customary call protection provisions for our bond holders that extend through August 2022 for the 2024 Notes and through September 2024 for the 2026 Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Korea Bank Loans
As of September 30, 2017, Novelis Korea had $116 million (KRW 133 billion) of outstanding long-term loans with various banks due within one year. The loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.91% to 1.58%.
Brazil BNDES Loans
Novelis Brazil entered into loan agreements with Brazil’s National Bank for Economic and Social Development (the BNDES long-term loans) related to the plant expansion in Pindamonhangaba, Brazil (Pinda). As of September 30, 2017 there are $2 million of BNDES loans due within one year.
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
As of September 30, 2017, we had $1 million of other debt, including certain capital lease obligations, with due dates through December 2020.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 11 — Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

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
The Hindalco SARs vest at the rate of 25% or 33% per year, subject to the achievement of an annual performance target, and expire seven years from their original grant date. The performance criterion for vesting of the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The RSUs are based on Hindalco's stock price. The RSUs vest either in full three years from the grant date or 33% per year over three years, subject to continued employment with the Company, but are not subject to performance criteria. In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. The Company made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' or Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification.
During the six months ended September 30, 2017, we granted 2,567,050 RSUs, 2,317,529 Hindalco SARs, and no Novelis SARs. Total compensation expense related to these plans for the respective periods was $9 million and $10 million for the three months ended September 30, 2017 and 2016, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2019, 2020 and 2021 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of September 30, 2017, the outstanding liability related to share-based compensation was $20 million.
The cash payments made to settle SAR liabilities were $7 million and $1 million in the six months ended September 30, 2017 and 2016. Total cash payments made to settle Hindalco RSUs were $8 million and $2 million in the six months ended September 30, 2017 and 2016, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $9 million, which is expected to be recognized over a weighted average period of 1.3 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, which is expected to be recognized over a weighted average period of 1.1 years. Unrecognized compensation expense related to the RSUs was $16 million, which will be recognized over the remaining weighted average vesting period of 1.1 years.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$11	$12	$1	$1
Interest cost	15	16	3	2
Expected return on assets	(16)	(15)	—	—
Amortization — losses, net	9	9	—	1
Amortization — prior service credit, net	—	(1)	—	1
Termination benefits / curtailments	2	—	—	—
Net periodic benefit cost	$21	$21	$4	$5

	Pension Benefit Plans		Other Benefits
	Six Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Service cost	$22	$23	$3	$3
Interest cost	30	31	4	3
Expected return on assets	(32)	(31)	—	—
Amortization — losses	18	20	1	2
Amortization — prior service credit, net	—	(1)	—	1
Termination benefits / (curtailments)	2	—	—	—
Net periodic benefit cost	$40	$42	$8	$9
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Funded pension plans	$31	$4	$34	$7
Unfunded pension plans	4	3	7	6
Savings and defined contribution pension plans	6	7	14	13
Total contributions	$41	$14	$55	$26
During the remainder of fiscal 2018, we expect to contribute an additional $8 million to our funded pension plans, $9 million to our unfunded pension plans and $11 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(10)	$4	$(39)	$15
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	9	(6)	39	(14)
Currency (gains) losses, net	$(1)	$(2)	$—	$1
The following currency (losses) gains are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2017	Year Ended March 31, 2017

Cumulative currency translation adjustment — beginning of period	$(256)	$(197)
Effect of changes in exchange rates	91	(75)
Sale of investment in foreign entities (A)	—	16
Cumulative currency translation adjustment — end of period	$(165)	$(256)
_________________________

(A)
We reclassified $16 million of cumulative currency losses from AOCI to "Other expense, net"in the twelve months ended March 31, 2017 due to the sale of our equity interest in Aluminum Company of Malaysia Berhad (ALCOM) in fiscal 2017.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of September 30, 2017 and March 31, 2017 (in millions).

	September 30, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$1	$—	$(48)	$—	$(47)
Currency exchange contracts	16	1	(5)	(3)	9
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	17	2	(55)	(10)	(46)
Derivatives not designated as hedging instruments
Aluminum contracts	33	1	(45)	—	(11)
Currency exchange contracts	20	—	(25)	—	(5)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	54	1	(70)	—	(15)
Total derivative fair value	$71	$3	$(125)	$(10)	$(61)

	March 31, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(69)	$—	$(69)
Currency exchange contracts	26	1	(1)	(3)	23
Energy contracts	1	—	—	(9)	(8)
Total derivatives designated as hedging instruments	27	1	(70)	(12)	(54)
Derivatives not designated as hedging instruments:
Aluminum contracts	57	1	(68)	(1)	(11)
Currency exchange contracts	29	—	(13)	—	16
Total derivatives not designated as hedging instruments	86	1	(81)	(1)	5
Total derivative fair value	$113	$2	$(151)	$(13)	$(49)

_________________________

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2017 and March 31, 2017. One kilotonne (kt) is 1,000 metric tonnes.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2017 and March 31, 2017.
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
The following table summarizes our notional amount (in kt).

	September 30, 2017	March 31, 2017
Hedge type
Purchase (Sale)
Cash flow sales	(432)	(391)
Not designated	(100)	(89)
Total, net	(532)	(480)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $432 million and $465 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2017 and March 31, 2017, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We had $290 million outstanding foreign currency forwards designated as net investment hedges as of September 30, 2017. There were no foreign currency forwards designated as net investment hedges as of March 31, 2017.
As of September 30, 2017 and March 31, 2017, we had outstanding foreign currency exchange contracts with a total notional amount of $1,420 million and $683 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal 2018 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of September 30, 2017 and March 31, 2017, there were 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $8 million and $9 million, respectively. The electricity swap, which matures on January 5, 2022, is designated as a cash flow hedge.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 19 million MMBTUs designated as cash flow hedges as of September 30, 2017, and the fair value was a liability of less than $1 million. There was a notional of 6 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2017 and the fair value was an asset of $1 million. As of September 30, 2017 and March 31, 2017, we had notionals of 1 million and less than 1 million MMBTU forward contracts that were not designated as hedges, respectively. The fair value as of September 30, 2017 and March 31, 2017 was a liability of less than $1 million for the forward contracts not designated as hedges. The average duration of undesignated contracts is less than 2 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of September 30, 2017. As of September 30, 2017 and March 31, 2017, we had 6 million and 8 million gallons of diesel fuel forward purchase contracts outstanding, and the fair values were an asset of less than $1 million. The average duration of undesignated contracts is less than 2 years in length.
Interest Rate
As of September 30, 2017, we swapped $116 million (KRW 133 billion) floating rate loans to a weighted average fixed rate of 2.92%. All swaps expire concurrent with the maturity of the related loans. As of September 30, 2017 and March 31, 2017, $116 million (KRW 133 billion) and $119 million (KRW 133 billion), respectively, were designated as cash flow hedges.
Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other expense, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Derivative instruments not designated as hedges
Aluminum contracts	$(12)	$(5)	$2	$(17)
Currency exchange contracts	(11)	5	(49)	13
Energy contracts (A)	2	2	3	5
(Loss) gain recognized in "Other expense, net"	(21)	2	(44)	1
Derivative instruments designated as hedges
Losses recognized in "Other expense, net" (B)	(12)	(5)	(7)	(13)
Total loss recognized in "Other expense, net"	$(33)	$(3)	$(51)	$(12)
Balance sheet remeasurement currency exchange contract (losses) gains	$(9)	$6	$(39)	$14
Realized losses, net	(6)	(13)	(10)	(23)
Unrealized (losses) gains on other derivative instruments, net	(18)	4	(2)	(3)
Total loss recognized in "Other expense, net"	$(33)	$(3)	$(51)	$(12)
 _________________________

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $41 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Cash flow hedging derivatives
Aluminum contracts	$(52)	$1	$(23)	$(30)	$(14)	$(4)	$(9)	$(13)
Currency exchange contracts	4	14	(7)	32	1	1	1	1
Energy contracts	—	(3)	(2)	(4)	1	(1)	1	(1)
Total cash flow hedging derivatives	$(48)	$12	$(32)	$(2)	$(12)	$(4)	$(7)	$(13)
Net investment derivatives
Currency exchange contracts	—	(1)	—	—	—	—	—	—
Total	$(48)	$11	$(32)	$(2)	$(12)	$(4)	$(7)	$(13)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2017	2016	2017	2016
Energy contracts (A)	$—	$(2)	$—	$(3)	Other expense, net
Energy contracts (C)	—	(1)	(1)	(3)	Cost of goods sold (B)
Aluminum contracts	(11)	(7)	(43)	(6)	Cost of goods sold (B)
Aluminum contracts	—	(1)	—	(2)	Net sales
Currency exchange contracts	4	5	7	5	Cost of goods sold (B)
Currency exchange contracts	1	1	1	1	Selling, general and administrative expenses
Currency exchange contracts	—	3	2	3	Net sales
Currency exchange contracts	—	—	—	1	Other expense, net
Currency exchange contracts	(1)	(1)	(1)	(1)	Depreciation and amortization
Total	$(7)	$(3)	$(35)	$(5)	Loss before taxes
	2	2	12	1	Income tax benefit
	$(5)	$(1)	$(23)	$(4)	Net loss
_________________________

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap was amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to electricity and natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the change in the components of accumulated other comprehensive loss net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2017	$(193)	$(18)	$(246)	$(457)
Other comprehensive income (loss) before reclassifications	28	(31)	6	3
Amounts reclassified from AOCI, net	—	5	(1)	4
Net current-period other comprehensive income (loss)	28	(26)	5	7
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2016	$(248)	$(18)	$(279)	$(545)
Other comprehensive income before reclassifications	47	9	11	67
Amounts reclassified from AOCI, net (C)	16	1	(6)	11
Net current-period other comprehensive income	63	10	5	78
Balance as of September 30, 2016	$(185)	$(8)	$(274)	$(467)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income before reclassifications	91	(21)	(4)	66
Amounts reclassified from AOCI, net	—	23	6	29
Net current-period other comprehensive income	91	2	2	95
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive (loss) income before reclassifications	(5)	(1)	17	11
Amounts reclassified from AOCI, net (C)	16	4	2	22
Net current-period other comprehensive income	11	3	19	33
Balance as of September 30, 2016	$(185)	$(8)	$(274)	$(467)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 11 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 9 — Postretirement Benefit Plans.

(C)
The $16 million in currency translation reclassified from AOCI relates to CTA that was written off as part of our sale of the Aluminium Company of Malaysia Berhad (ALCOM) business in fiscal 2017. Refer to Note 14 — Other Expense, Net for additional information.

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
For the electricity swap, the average forward price at September 30, 2017, estimated using the method described above, was $40 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $35 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2017 and March 31, 2017, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2017 and March 31, 2017 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2017		March 31, 2017
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$35	$(93)	$58	$(138)
Currency exchange contracts	37	(33)	56	(17)
Energy contracts	2	(1)	1	—
Total level 2 instruments	74	(127)	115	(155)
Level 3 instruments
Energy contracts	—	(8)	—	(9)
Total level 3 instruments	—	(8)	—	(9)
Total gross	$74	$(135)	$115	$(164)
Netting adjustment (A)	$(36)	$36	$(46)	$46
Total net	$38	$(99)	$69	$(118)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $2 million for the six months ended September 30, 2017 related to Level 3 financial instruments that were still held as of September 30, 2017. These unrealized gains were included in “Other expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2017	$(9)
Unrealized/realized gain included in earnings (B)	3
Unrealized/realized loss included in AOCI (C)	(1)
Settlements	(1)
Balance as of September 30, 2017	$(8)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other expense, net.”

(C)	Included in "Change in fair value of effective portion of cash flow hedges, net"

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

	September 30, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$8	$8	$15	$14
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,547	$4,723	$4,558	$4,797

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER EXPENSE, NET
“Other expense, net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Currency (gains) losses, net (A)	$(1)	$(2)	$—	$1
Unrealized losses (gains) on change in fair value of derivative instruments, net (B)	18	(4)	2	3
Realized losses on change in fair value of derivative instruments, net (B)	6	13	10	23
Loss on sale of assets, net	1	2	2	6
Loss on Brazilian tax litigation, net (C)	1	2	2	3
Interest income	(2)	(2)	(4)	(5)
Other, net	2	2	1	8
Other expense, net (D)	$25	$11	$13	$39
 _________________________

(A)	See Note 10 — Currency (Gains) Losses for further details.

(B)	See Note 11 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 16 — Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We have reclassified the "Loss on sale of a business" for the three and six months ended September 30, 2016 of $27 million from "Other expense, net" to "(Gain) loss on the sale of a business" in the condensed consolidated statement of operations for presentation purposes. In September 2016, we sold our equity interest in Aluminium Company of Malaysia Berhad (ALCOM), a previously consolidated subsidiary. The sale resulted in a loss of $27 million during the three months ended September 30, 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Pre-tax income (loss) before equity in net loss of non-consolidated affiliates and noncontrolling interests	$424	$(62)	$568	$(2)
Canadian statutory tax rate	25%	25%	25%	25%
Provision (benefit) at the Canadian statutory rate	$106	$(15)	$142	$—
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	3	(2)	6	4
Exchange remeasurement of deferred income taxes	3	(1)	—	6
Change in valuation allowances	1	32	3	43
Tax credits	(3)	—	(7)	—
Expense items not subject to tax	1	2	—	2
Tax gain, net	—	9	—	9
Dividends not subject to tax	—	(13)	—	(23)
Legislative changes including enacted tax rates	—	3	—	3
Tax rate differences on foreign earnings	7	7	13	15
Other — net	(2)	5	2	4
Income tax provision	$116	$27	$159	$63
Effective tax rate	27%	(44)%	28%	(3,150)%
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
As of September 30, 2017, we had a net deferred tax liability of $62 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $683 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2017. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $16 million.

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
For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $120 million.  This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of September 30, 2017 were approximately $15 million, of which $8 million was included in “Other long-term liabilities” and the remaining $7 million in “Accrued expenses and other current liabilities”. Of the total $15 million, $12 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $3 million. As of March 31, 2017, $10 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $5 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

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

	September 30, 2017	March 31, 2017
Cash deposits (A)	$3	$3

Short-term settlement liability (B)	$9	$9
Long-term settlement liability (B)	55	59
Total settlement liability	$64	$68

Liability for other disputes and claims (C)	$28	$22

_________________________

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Loss on Brazilian tax litigation, net	$1	$2	$2	$3
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We sell certain inventories to third parties and agree to repurchase the same or similar inventory back from the third parties at market prices subsequent to balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of March 31, 2017 was approximately $12 million based on market prices as of the balance sheet date. We had no outstanding repurchase obligations at September 30, 2017. As of September 30, 2017 and March 31, 2017, there were no liabilities related to these repurchase obligations recorded in our accompanying condensed consolidated balance sheets.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$500	$299	$—	$—	$799
Total assets	$2,461	$2,926	$2,070	$1,610	$122	$9,189

March 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$451	$—	$—	$—	$451
Total assets	$2,359	$2,683	$1,602	$1,637	$93	$8,374

Selected Operating Results Three Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$949	$850	$506	$435	$54	$2,794
Net sales-intersegment	10	11	8	28	(57)	—
Net sales	$959	$861	$514	$463	$(3)	$2,794

Depreciation and amortization	$37	$27	$14	$16	$(3)	$91
Income tax provision (benefit)	$10	$4	$82	$24	$(4)	$116
Capital expenditures	$18	$12	$8	$5	$—	$43

Selected Operating Results Three Months Ended September 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$774	$719	$456	$354	$58	$2,361
Net sales-intersegment	1	10	2	18	(31)	—
Net sales	$775	$729	$458	$372	$27	$2,361

Depreciation and amortization	$37	$27	$15	$15	$(4)	$90
Income tax (benefit) provision	$(2)	$—	$5	$18	$6	$27
Capital expenditures	$15	$13	$9	$9	$—	$46

Selected Operating Results Six Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,893	$1,660	$1,000	$806	$104	$5,463
Net sales - intersegment	16	22	18	37	(93)	—
Net sales	$1,909	$1,682	$1,018	$843	$11	$5,463

Depreciation and amortization	$75	$54	$29	$32	$(9)	$181
Income tax provision	$21	$11	$89	$36	$2	$159
Capital expenditures	$33	$21	$12	$12	$4	$82

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Six Months Ended September 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,516	$1,474	$896	$658	$113	$4,657
Net sales - intersegment	2	22	6	33	(63)	—
Net sales	$1,518	$1,496	$902	$691	$50	$4,657

Depreciation and amortization	$74	$54	$30	$31	$(10)	$179
Income tax (benefit) provision	$(6)	$3	$13	$39	$14	$63
Capital expenditures	$27	$33	$14	$19	$(3)	$90

The table below reconciles “Net income (loss) attributable to our common shareholder” to income from reportable segments for the three and six months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to our common shareholder	$307	$(89)	$408	$(65)
Noncontrolling interests	—	—	—	—
Income tax provision	116	27	159	63
Depreciation and amortization	91	90	181	179
Interest expense and amortization of debt issuance costs	64	81	128	164
Adjustment to reconcile proportional consolidation	8	8	16	16
Unrealized losses (gains) on change in fair value of derivative instruments, net	18	(4)	2	3
Realized gains on derivative instruments not included in segment income	—	—	(1)	(1)
Gain on assets held for sale	—	(1)	—	(2)
Loss on extinguishment of debt	—	112	—	112
Restructuring and impairment, net	7	1	8	3
Loss on sale of fixed assets	1	2	2	6
(Gain) loss on sale of a business (A)	(318)	27	(318)	27
Metal price lag (B)	5	14	6	27
Other, net	3	2	—	6
Total of reportable segments	$302	$270	$591	$538
_________________________

(A)
In September 2017, Novelis Korea Ltd., a subsidiary of Novelis Inc., sold a portion of its shares in Ulsan Aluminum, Ltd. (UAL) for $314 million, which resulted in a gain on sale of investments. For additional information related to the transaction, see Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions.

(B)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. The impact of metal price lag is now reported as a separate line item in this reconciliation. This change does not impact our condensed consolidated financial statements. Segment Income for prior periods presented has been updated to reflect this change. For additional information related to metal price lag, see Note 11 — Financial Instruments and Commodity Contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

“Adjustment to reconcile proportional consolidation” relates to depreciation and amortization and income taxes at our Aluminium Norf GmbH (Alunorf) joint venture. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains on derivative instruments not included in segment income” represents realized gains (losses) on foreign currency derivatives related to capital expenditures.
"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below displays income from reportable segments for the three months and six months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
North America	$124	$93	$240	$186
Europe	51	49	108	106
Asia	37	46	81	92
South America	90	82	162	154
Total of reportable segments	$302	$270	$591	$538

Information about Major Customers and Primary Supplier

Major Customers
The table below shows our net sales to the Affiliates of Ball Corporation (Ball) and Ford Motor Company (Ford), our two largest customers, as a percentage of total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Ball (A)	21%	24%	21%	27%
Ford	10%	10%	10%	9%
_________________________

(A)
In fiscal 2017, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group (Ardagh).  We combined the sales of Ball and Rexam for presentation purposes. For the three and six months ended September 30, 2017, combined sales to Ball, Rexam, and Ardagh totaled 29% of "Net Sales".

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Purchases from RT as a percentage of total combined metal purchases	10%	11%	10%	11%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

 18.    SUPPLEMENTAL INFORMATION
Supplemental cash flow information is as follows (in millions).

	Six Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$135	$208
Income taxes paid	$68	$44
As of September 30, 2017, we recorded $46 million of outstanding accounts payable and accrued liabilities related to capital expenditures for which the cash outflows will occur subsequent to September 30, 2017. During the three months ended September 30, 2017, we did not incur any capital lease obligations. During the three months ended September 30, 2016, we incurred capital lease obligations of $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2017. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2017, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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

HIGHLIGHTS
We reported "Net income" of $307 million in the three months ended September 30, 2017, compared with "Net loss" of $89 million in the three months ended September 30, 2016. The increase is primarily due to Novelis Korea Ltd. (Novelis Korea), a subsidiary of Novelis Inc., entering into an agreement with Kobe Steel Ltd. (Kobe), to jointly own and operate the Ulsan manufacturing plant currently owned by Novelis Korea. In fiscal 2018, Novelis Korea formed a new wholly owned subsidiary, Ulsan Aluminum, Ltd. (UAL) and sold 49.9% of its shares in UAL to Kobe, resulting in a loss of control over the subsidiary. The transaction resulted in a pre-tax gain of $318 million, which was offset by a tax expense of $77 million.
Additionally, there were record shipments for Novelis in the three months ended September 30, 2017, including increased automotive shipments, as we continue to focus on optimizing our product portfolio. Increases in can shipments, strong operational performance, and a focus on driving asset efficiency also contributed to higher net income. Furthermore, there was a "Loss on extinguishment of debt" in the prior year of $112 million related to the fiscal 2017 extinguishment of our 2017 Notes and 2020 Notes. As a result of these transactions, we recognized $17 million of interest savings during the three months ended September 30, 2017.
We reported "Segment income" of $302 million for the second quarter of fiscal 2018 compared with "Segment income" of $270 million for the second quarter of fiscal 2017; which is record "Segment income" for a quarter. The increase is primarily due to increased can and automotive shipments, strong operational performance, and a focus on driving asset efficiency. Net cash provided by investing activities was $242 million for the six months ended September 30, 2017, an improvement of $329 million from the prior comparable period, primarily due to the $314 million in cash proceeds received for the sale of shares of UAL to Kobe, which enhances Novelis' strategic flexibility and reduces its net debt.

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
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	March 31, 2017	June 30, 2017	Sept 30, 2017
Net sales	$2,296	$2,361	$2,313	$2,621	$9,591	$2,669	$2,794
Percentage (decrease) increase in net sales versus comparable previous year period	(13)%	(5)%	(2)%	9%	(3)%	16%	18%
Rolled product shipments:
North America	242	252	247	269	1,010	273	274
Europe	246	236	226	235	943	235	237
Asia	178	176	162	174	690	180	180
South America	103	121	125	125	474	110	131
Eliminations	(14)	(12)	(10)	(14)	(50)	(13)	(20)
Total	755	773	750	789	3,067	785	802

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable previous year period:
North America	(7)%	(6)%	(2)%	8%	(2)%	13%	9%
Europe	(2)%	(6)%	(3)%	(4)%	(4)%	(4)%	—%
Asia	(8)%	(6)%	(16)%	(7)%	(9)%	1%	2%
South America	(4)%	3%	(5)%	(7)%	(3)%	7%	8%
Total	(2)%	(2)%	(4)%	—%	(2)%	4%	4%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three and six months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,909	$1,635	17%	$1,947	$1,492	30%
Average cash price during the period	$2,011	$1,620	24%	$1,961	$1,596	23%
Closing cash price as of end of period	$2,111	$1,659	27%	$2,111	$1,659	27%
The weighted average local market premium was as follows for the three and six months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2017	2016	Change	2017	2016	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$168	$130	29%	$162	$137	18%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows. Reduced volatility of local market premiums reduced the amount of metal price lag for the six months ended September 30, 2017.

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and six months ended September 30, 2017 and 2016:

	Exchange Rate as of		Average Exchange Rate		Average Exchange Rate
	September 30, 2017	March 31, 2017	Three Months Ended September 30,		Six Months Ended September 30,
			2017	2016	2017	2016
U.S. dollar per Euro	1.182	1.068	1.185	1.119	1.152	1.120
Brazilian real per U.S. dollar	3.168	3.168	3.149	3.242	3.199	3.330
South Korean won per U.S. dollar	1,147	1,116	1,130	1,114	1,130	1,140
Canadian dollar per U.S. dollar	1.246	1.329	1.247	1.309	1.293	1.299
Swiss franc per Euro	1.144	1.069	1.143	1.090	1.116	1.093

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
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. The impact of foreign exchange remeasurement, net of related hedges, was a net currency gain of $1 million and a net currency gain of $2 million, during the second quarter of fiscal 2018 and fiscal 2017, respectively. The movement of currency exchange rates during the second quarter of fiscal 2018 and fiscal 2017 resulted in $7 million and $1 million of net unrealized gains, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

Recent Developments

Sierre Leases

We lease real and personal property at our Sierre, Switzerland rolling facility from a subsidiary of Constellium N.V. (Constellium) as part of long-term, renewable lease agreements. In January 2017, Constellium submitted to the Company a notice of termination of the leases on the grounds that we breached certain terms and failed to remedy the alleged breaches within the cure period of the leases, and thereby sought to evict Novelis from the Sierre facility and terminate the shared services and access and easement rights that Constellium provides at the facility. The Company believes it has not breached the leases and Constellium does not have a right to terminate the leases, services, or access. We submitted the dispute to arbitration under the rules of the International Chamber of Commerce (ICC) as required by the leases. The ICC granted Novelis' request for a stay of effectiveness of the notice of termination of the leases and access and easement rights at least until the arbitration has concluded or the tribunal orders otherwise. In July and August 2017, Constellium submitted further notices of termination of shared services and other use, access, and easement rights. Novelis has challenged these notices and requested the arbitrators to stay portions of these terminations; Constellium has agreed that it will not terminate the shared services and other disputed ancillary items at least until February 1, 2018. As a result of the dispute, we are seeking alternate sources of supply of certain essential services and ancillary items at the Sierre facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
“Net sales” increased $433 million, or 18%, driven by a 24% increase in average base aluminum prices and a 29% increase in average local market premiums. The increase was also due to a 4% increase in flat rolled product shipments, including a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $381 million, or 19%, due to higher weighted average metal costs and a 4% increase in flat rolled product shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $367 million.
“Income before income taxes” for the three months ended September 30, 2017 was $423 million, compared to a $62 million "Loss before income taxes" in the three months ended September 30, 2016. In addition to the factors noted above, the following additional items affected “Income (loss) before income taxes”:

•
A pre-tax gain on sale of a business of $318 million related to the sale of shares of UAL to Kobe and the deconsolidation of the remaining assets to form the equity method investment in September 2017;

•	"Loss on extinguishment of debt" in the prior year of $112 million relates to the extinguishment of our 2017 and 2020 Senior Notes in fiscal 2017;

•	A loss of $27 million was recognized on the sale of our interest in the Aluminium Company of Malaysia Berhad in the prior year, which was reported within "(Gain) loss on sale of a business, net";

•	A decline in interest expense of $17 million primarily due to lower interest rates resulting from the refinancing of the 2017 Notes, 2020 Notes and Term Loan in fiscal 2017;

•
Net losses related to changes in the fair value of other unrealized derivative instruments was $18 million compared to $4 million of gains in the same period in the prior year, which is reported as "Other expense, net"; and

•	An increase in "Selling, general and administrative expenses" primarily related to an increase in fair value of LTIP and Novelis PU awards.
We recognized $116 million of tax expense for the three months ended September 30, 2017, which resulted in an effective tax rate of 27%. This tax rate is due to the results of operations, a $77 million expense on the sale of a business and the unfavorable impact of the strengthening Brazil Real. We recognized $27 million of tax expense for the three months ended September 30, 2016, primarily due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded, offset by dividends not subject to tax.
We reported “Net income (loss) attributable to our common shareholder” of $307 million and $(89) million for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$959	$861	$514	$463	$(3)	$2,794
Shipments
Rolled products - third party	270	234	178	120	—	802
Rolled products - intersegment	4	3	2	11	(20)	—
Total rolled products	274	237	180	131	(20)	802
Non-rolled products	—	2	2	32	—	36
Total shipments	274	239	182	163	(20)	838

Selected Operating Results Three Months Ended September 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$775	$729	$458	$372	$27	$2,361
Shipments
Rolled products - third party	252	232	175	114	—	773
Rolled products - intersegment	—	4	1	7	(12)	—
Total rolled products	252	236	176	121	(12)	773
Non-rolled products	2	2	2	18	—	24
Total shipments	254	238	178	139	(12)	797

The following table reconciles changes in “Segment income” for the three months ended September 30, 2016 to the three months ended September 30, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended September 30, 2016 (B)	$93	$49	$46	$82	$—	$270
Volume	23	1	8	10	(8)	34
Conversion premium and product mix	(3)	8	(8)	(7)	6	(4)
Conversion costs (C)	8	(7)	(5)	7	2	5
Foreign exchange	—	5	(2)	(3)	—	—
Selling, general & administrative and research & development costs (D)	(2)	(5)	(2)	(5)	—	(14)
Other changes	5	—	—	6	—	11
Segment income - Three Months Ended September 30, 2017	$124	$51	$37	$90	$—	$302
_________________________

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

North America
“Net sales” increased $184 million, or 24%, due to higher average aluminum prices and higher can and automotive shipments due to customer demand in the region.
“Segment income” was $124 million, an increase of 33%, primarily due to higher automotive and can volumes and strong operational performance resulting in lower metal input and conversion costs.
Europe
“Net sales” increased $132 million, or 18%, due to higher average aluminum prices and higher automotive shipments partially offset by lower can and specialties shipments.
“Segment income” was $51 million, an increase of 4%, primarily due to favorable product mix as a result of our portfolio optimization efforts offset by higher metal input costs resulting from increased imports and conversion costs.

Asia
“Net sales” increased $56 million, or 12%, due to higher average aluminum prices and higher can and automotive shipments; partially offset by lower can pricing and lower specialties shipments.

“Segment income” was $37 million, a decrease of 20%, primarily due to lower can pricing, lower specialties volumes and unfavorable cost absorption as shipments grew faster than production and reduced inventory levels. These negative factors were partially offset by an increase in can and automotive volumes and lower metal input costs.
South America
“Net sales” increased $91 million, or 24%, due to higher specialties and can shipments as well as higher average aluminum prices partially offset by an unfavorable mix within specialties products.
“Segment income” was $90 million, an increase of 10%, primarily due to higher can and specialties volumes and lower metal input costs offset by unfavorable mix within specialties products.
Reconciliation of “Net income (loss) attributable to our common shareholder” to segment income
Costs such as depreciation and amortization, interest expense and unrealized (gains) losses on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles “Net income (loss) attributable to our common shareholder” to income from reportable segments for the three months ended September 30, 2017 and 2016 (in millions).

	Three Months Ended September 30,
	2017	2016
Net income (loss) attributable to our common shareholder	$307	$(89)
Noncontrolling interests	—	—
Income tax provision	116	27
Depreciation and amortization	91	90
Interest expense and amortization of debt issuance costs	64	81
Adjustment to reconcile proportional consolidation	8	8
Unrealized losses (gains) on change in fair value of derivative instruments, net	18	(4)
Gain on assets held for sale	—	(1)
Loss on extinguishment of debt	—	112
Restructuring and impairment, net	7	1
Loss on sale of fixed assets	1	2
(Gain) loss on sale of a business (A)	(318)	27
Metal price lag (B)	5	14
Other, net	3	2
Total of reportable segments	$302	$270
_________________________

(A)
In September 2017, Novelis Korea Ltd., a subsidiary of Novelis Inc., sold a portion of its shares in Ulsan Aluminum, Ltd. (UAL) for $314 million, which resulted in a gain on sale of investments. For additional information related to the transaction, see Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions.

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

For additional information related to metal price lag, see Note 11 — Financial Instruments and Commodity Contracts.
“Adjustment to eliminate proportional consolidation” relates to depreciation and amortization and income taxes at our Alunorf and UAL joint ventures. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains on derivative instruments not included in segment income” represents realized gains on foreign currency derivatives related to capital expenditures.

"Other, net" relates primarily to losses on certain indirect tax expenses in Brazil, and interest income.
The table below displays income from reportable segments by region for the three months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,
	2017	2016
North America	$124	$93
Europe	51	49
Asia	37	46
South America	90	82
Total of reportable segments	$302	$270

RESULTS OF OPERATIONS

Six Months Ended September 30, 2017 compared to the Six Months Ended September 30, 2016
“Net sales” increased $806 million or 17%, driven by a 23% increase in average base aluminum prices and an 18% increase in average local market premiums. The increase was also due to a 4% increase in flat rolled product shipments, including a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $712 million, or 18%, due to an increase in flat rolled product shipments and higher average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $697 million.
“Income before income taxes” for the six months ended September 30, 2017 was $567 million, compared to a $2 million "Loss before income taxes" in the six months ended September 30, 2016. In addition to the factors noted above, the following additional items affected “Income (loss) before income taxes:”

•
A pre-tax gain on sale of a business of $318 million related to the purchase of shares of UAL by Kobe and the deconsolidation the remaining assets to form the equity method investment in September 2017.

•	"Loss on extinguishment of debt" in the prior year of $112 million relates to the extinguishment of our 2017 and 2020 Senior Notes in fiscal 2017;

•	A decline in interest expense of $36 million primarily due to lower interest rates resulting from the refinancing of the 2017 Notes, 2020 Notes and Term Loan in fiscal 2017;

•	A loss of $27 million was recognized on the sale of our interest in the Aluminium Company of Malaysia Berhad in the prior year, which was reported within "(Gain) loss on sale of a business, net";

•	"Restructuring and impairment, net" for the six months ended September 30, 2017 was $8 million compared to $3 million of expenses in the same period of the prior year;

•
Net losses related to changes in the fair value of other unrealized derivative instruments was $18 million compared to $4 million of gains in the same period in the prior year, which is reported as "Other expense, net";

•	An increase in "Selling, general and administrative expenses " primarily related to an increase in fair value of LTIP and Novelis PU awards; and

•
Declines in local market premiums which we are unable to hedge economically resulted in a $6 million metal price lag loss in the first six months of this fiscal year compared to a $27 million loss in the prior year.

We recognized $159 million of tax expense for the six months ended September 30, 2017, primarily due to the results of operations and a $77 million expense on the sale of a business and the unfavorable impact of the strengthening Brazil Real. We recognized $63 million of tax expense for the six months ended September 30, 2016, primarily due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and unfavorable foreign exchange translation and remeasurement of deferred income taxes, offset by dividends not subject to tax.
We reported “Net income attributable to our common shareholder” of $408 million for the six months ended September 30, 2017 as compared to "Net loss attributable to our common shareholder" of $65 million for the six months ended September 30, 2016, primarily as a result of the factors discussed above.

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

Selected Operating Results Six Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,909	$1,682	$1,018	$843	$11	$5,463
Shipments
Rolled products - third party	541	465	354	227	—	1,587
Rolled products - intersegment	6	7	6	14	(33)	—
Total rolled products	547	472	360	241	(33)	1,587
Non-rolled products	—	4	4	59	—	67
Total shipments	547	476	364	300	(33)	1,654

Selected Operating Results Six Months Ended September 30, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,518	$1,496	$902	$691	$50	$4,657
Shipments
Rolled products - third party	493	473	351	211	—	1,528
Rolled products - intersegment	1	9	3	13	(26)	—
Total rolled products	494	482	354	224	(26)	1,528
Non-rolled products	3	5	4	33	—	45
Total shipments	497	487	358	257	(26)	1,573

The following table reconciles changes in “Segment income” for the six months ended September 30, 2016 to the six months ended September 30, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Six Months Ended September 30, 2016 (B)	$186	$106	$92	$154	$—	$538
Volume	56	(12)	14	21	(5)	74
Conversion premium and product mix	1	11	(18)	(23)	6	(23)
Conversion costs (C)	(6)	6	(1)	8	(1)	6
Foreign exchange	2	8	(2)	—	—	8
Selling, general & administrative and research & development costs (D)	(9)	(10)	(4)	(8)	—	(31)
Other changes	10	(1)	—	10	—	19
Segment income - Six Months Ended September 30, 2017	$240	$108	$81	$162	$—	$591
_________________________

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

North America
“Net sales” increased $391 million, or 26%, primarily due to higher average aluminum prices and higher can, automotive, and specialties shipments.
“Segment income” was $240 million, an increase of 29%, primarily due to higher can, auto and specialties volumes and strong operational performance resulting from lower metal input and conversion costs. These positive factors were partially offset by unfavorable cost absorption as shipments grew faster than production and reduced inventory levels.
Europe
“Net sales” increased $186 million or 12%, primarily due to higher average aluminum prices and higher automotive shipments; partially offset by lower can and specialty shipments.
“Segment income” was $108 million, an increase of 2%, primarily due to favorable cost absorption due to changes in inventory levels in the current and prior year, favorable product mix as a result of our portfolio optimization efforts and higher automotive volumes. These positive factors were partially offset by lower can and specialties volumes, and higher metal input costs resulting from increased imports and conversion costs.
Asia
“Net sales” increased $116 million, or 13%, due to higher average aluminum prices and higher can and automotive shipments; partially offset by lower can pricing and lower specialties shipments.

“Segment income” was $81 million, a decrease of 12%, primarily due to lower can pricing, an increase in the local market premium which is a cost we incur and are unable to fully pass along to some of our customers, and lower specialties volumes. These negative factors were partially offset by increased can and automotive volumes, and lower metal input costs.
South America
“Net sales” increased $152 million, or 22%, due to higher average aluminum prices and higher specialties and can shipments; partially offset by unfavorable mix within specialties products.
“Segment income” was $162 million, an increase of 5%, primarily due to higher can and specialties volumes and lower metal input costs partially offset by unfavorable mix within specialties products.

Reconciliation of “Net income (loss) attributable to our common shareholder” to segment income
Costs such as depreciation and amortization, interest expense and unrealized (gains) losses on changes in the fair value of derivatives (except for derivatives used to manage our foreign currency remeasurement activities) are not utilized by our chief operating decision maker in evaluating segment performance. The table below reconciles “Net income (loss) attributable to our common shareholder” to income from reportable segments for the six months ended September 30, 2017 and 2016 (in millions).

	Six Months Ended September 30,
	2017	2016
Net income (loss) attributable to our common shareholder	$408	$(65)
Noncontrolling interests	—	—
Income tax provision	159	63
Depreciation and amortization	181	179
Interest expense and amortization of debt issuance costs	128	164
Adjustment to reconcile proportional consolidation	16	16
Unrealized losses on change in fair value of derivative instruments, net	2	3
Realized gains on derivative instruments not included in segment income	(1)	(1)
Gain on assets held for sale	—	(2)
Loss on extinguishment of debt	—	112
Restructuring and impairment, net	8	3
Loss on sale of fixed assets	2	6
(Gain) loss on sale of a business (A)	(318)	27
Metal price lag (B)	6	27
Other, net	—	6
Total of reportable segments	$591	$538
________________________

(A)
In September 2017, Novelis Korea Ltd., a subsidiary of Novelis Inc., sold a portion of its shares in Ulsan Aluminum, Ltd. (UAL) for $314 million, which resulted in a gain on sale of investments. For additional information related to the transaction, see Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions.

(B)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. The impact of metal price lag is now reported as a separate line item in this reconciliation. This revision does not impact our condensed consolidated financial statements. Segment information for prior periods presented has been revised to reflect this change. For additional information related to metal price lag, see Note 11 — Financial Instruments and Commodity Contracts.

“Adjustment to reconcile proportional consolidation” relates to depreciation and amortization and income taxes at our Alunorf and UAL joint ventures. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized gains on derivative instruments not included in segment income” represents realized gains on foreign currency derivatives related to capital expenditures.
"Other, net" related primarily to losses on certain indirect tax expenses in Brazil, and interest income.

The table below displays income from reportable segments by region for the six months ended September 30, 2017 and 2016, respectively.

	Six Months Ended September 30,
	2017	2016
North America	$240	$186
Europe	108	106
Asia	81	92
South America	162	154
Total of reportable segments	$591	$538

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
Debt Refinancing

In September 2017, we amended and extended the ABL Revolver. The facility is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on September 14, 2022; provided that, in the event that the Term Loan Facility, or certain other indebtedness matures on or prior to March 14, 2023 and is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than March 14, 2023, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charged ratio test of at least 1.25 to 1 is met. We expect to remain in compliance with the covenants in the ABL Revolver, Term Loan, and Senior Notes for the next twelve months.

In September 2017, we amended our Term Loan Credit Agreement (the "Term Loan Amendment") to our $1.8 billion Credit Agreement (the "Term Loan Facility") dated as of January 10, 2017. The amendment modified certain provisions of the Term Loan Facility to facilitate the closing of the previously announced transaction with Kobe Steel Ltd.

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

As of September 30, 2017, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the six months ended September 30, 2017)	20%
Consolidated Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2017)	17%
Consolidated assets are owned by non-guarantor subsidiaries (as of September 30, 2017)	20%

In addition, for the six months ended September 30, 2017 and 2016, the Company’s subsidiaries that are not guarantors had net sales of $1.3 billion and $1.2 billion, respectively, and, as of September 30, 2017, those subsidiaries had assets of $2.5 billion and debt and other liabilities of $1.5 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of September 30, 2017 and March 31, 2017 is as follows (in millions):

	September 30, 2017	March 31, 2017
Cash and cash equivalents	$949	$594
Availability under committed credit facilities	700	701
Total liquidity	$1,649	$1,295

We reported availability of $1.6 billion as of September 30, 2017, which represents an increase compared to $1.3 billion reported as of March 31, 2017. The increase is primarily attributable to $314 million in proceeds from the sale of shares in UAL and other assets, an increase in the ABL borrowing base of $143 million, and positive free cash flow of $24 million. These increases were partially offset by net payments on short-term and long-term borrowings of $78 million, a reduction in availability of credit facilities of $37 million, and other changes of $16 million. As of September 30, 2017, our availability under committed credit facilities of $700 million was comprised of $486 million under our ABL Revolver and $214 million under our Korea, China, and Middle East loan facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2017, we held $3 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2017, we held $406 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2017, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
Free Cash Flow
We define “Free cash flow” (which is a non-GAAP measure) as: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” and (c) less “proceeds from sales of assets, net of transaction fees, cash income taxes and hedging.” Management believes “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.
Effective in the second quarter of fiscal 2018, management clarified the definition of “Free cash flow” (a non-GAAP measure) to reduce "Proceeds on the sale of assets, net of transaction fees and hedging" by cash income taxes to further enable users of the financial statements to understand cash generated internally by the Company. This change does not impact the condensed consolidated financial statements or significantly impact prior periods.
The following table shows “Free cash flow” for the six months ended September 30, 2017 and 2016, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2017	2016	Change
Net cash provided by (used in) operating activities	$94	$(27)	$121
Net cash provided by (used in) investing activities	242	(87)	329
Less: Proceeds from the sale of a business, net of transaction fees, cash income taxes and hedging (A)	(312)	12	(324)
Free cash flow	$24	$(102)	$126
Ending cash and cash equivalents	$949	$473	$476
_________________________

(A)
This line item includes the proceeds from the sale of shares in Ulsan Aluminum Ltd., to Kobe Steel Ltd. during the three months ended September 30, 2017 in the amount of $314 million. This line item also includes "Outflows from the sale of a business, net of transaction fees," which is comprised of cash of $13 million held by ALCOM, which was a consolidated entity sold during the three months ended September 30, 2016. We expect additional cash taxes and transaction fees related to Ulsan Aluminum Ltd. of approximately $39 million and $9 million, respectively, to be paid during the remainder of fiscal 2018.

Operating Activities
Net cash provided by (used in) operating activities was $94 million for the six months ended September 30, 2017, which was favorable compared to net cash used in operating activities of $27 million for the six months ended September 30, 2016. The favorable variance primarily relates to higher "Segment income". The following summarizes changes in working capital accounts (in millions).

	Six Months Ended September 30,
	2017	2016	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$(310)	$(159)	$(151)
Inventories	(107)	(115)	8
Accounts payable	163	22	141
Other current assets and liabilities	(5)	(84)	79
Net change in working capital	$(259)	$(336)	$77

Six Months Ended September 30, 2017
"Accounts receivable, net" increased due to the timing of cash collections on certain customer and related party receivables balances coupled with an 18% increase in sales. As of September 30, 2017 and March 31, 2017, we had factored, without recourse, certain trade receivables aggregating $735 million and $679 million, respectively, which had a favorable impact to net cash provided by operating activities of $56 million for the six months ended September 30, 2017. We determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand and higher average metal costs. The higher quantities of inventory on hand at September 30, 2017 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. "Accounts payable" increased $163 million in the six months ended September 30, 2017 due primarily to higher metal input costs.
Included in cash flows from operating activities for the six months ended September 30, 2017 were $135 million of interest payments, $68 million of cash paid for income taxes, $3 million of payments on restructuring programs, and $55 million of contributions to our pension plans. As of September 30, 2017, we had $22 million of outstanding restructuring liabilities, of which $16 million we estimate will result in cash outflows within the next twelve months.

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
More details on our operating activities can be found above in “Results of operations for the six months ended September 30, 2017 compared to the six months ended September 30, 2016."

Investing Activities
The following table presents information regarding our “Net cash provided by (used in) operating activities” (in millions).

	Six Months Ended September 30,
	2017	2016	Change
Capital expenditures	$(82)	$(90)	$8
Proceeds from settlement of other undesignated derivative instruments, net	1	6	(5)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	1	—
Proceeds (outflows) from the sale of a business, net of certain transaction fees	314	(13)	327
Proceeds from investment in and advances to non-consolidated affiliates, net	8	9	(1)
Net cash provided by (used in) investing activities	$242	$(87)	$329
For the six months ended September 30, 2017 and September 30, 2016, our "Capital expenditures" were primarily attributable to maintenance of existing property, plant, and equipment.
"Proceeds from the sale of business, net of certain transaction fees" for the six months ended September 30, 2017 was primarily due to the sale of shares in Ulsan Aluminum Ltd.
As of September 30, 2017, we had $46 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to September 30, 2017. We expect capital expenditures for fiscal 2018 to be approximately $250 million.
The settlement of undesignated derivative instruments resulted in cash outflow of $1 million and cash inflow of $6 million, in the six months ended September 30, 2017 and 2016, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
“Proceeds from investments in and advances to non–consolidated affiliates, net" for six months ended September 30, 2017 and 2016 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.
Financing Activities
The following table presents information regarding our “Net cash provided by financing activities” (in millions).

	Six Months Ended September 30,
	2017	2016	Change
Proceeds from issuance of long-term and short-term borrowings	$—	$2,765	$(2,765)
Principal payments of long-term and short-term borrowings	(64)	(2,609)	2,545
Revolving credit facilities and other, net	88	(3)	91
Debt issuance costs	(4)	(134)	130
Net cash provided by financing activities	$20	$19	$1
Six Months Ended September 30, 2017
During the six months ended September 30, 2017, there were no issuances of long or short-term borrowings. We made principal repayments of $50 million on short-term loans in Brazil, $9 million on our Term Loan Facility, $4 million on capital leases, and less than $1 million in other principal repayments. The change in our revolving credit facilities balance is related to proceeds of $96 million on our ABL Revolver partially offset by repayments of $8 million in our China credit facilities.
As of September 30, 2017, our short-term borrowings were $342 million consisting of $290 million of loans under our ABL Revolver, $51 million in Novelis China loans and $1 million of other short-term borrowings.

Six Months Ended September 30, 2016
During the six months ended September 30, 2016, we received proceeds of $1.2 billion and $1.5 billion, related to the issuance of our new 2024 and 2026 Notes, respectively. We also received proceeds related to the issuance of new short term loans in Brazil and Vietnam of $81 million and $34 million, respectively. Additionally, we made principal repayments of $1.1 billion and $1.4 billion on our 2017 Notes and 2020 Notes, respectively, $55 million on short-term loans in Brazil, $37 million on Novelis Vietnam loan repayments, $9 million on the Term Loan, $5 million on capital leases and $3 million in other principal repayments. The net cash repayments from our credit facilities balance is related to $12 million net repayments on our Middle East and Africa (MEA) facilities offset by net proceeds of $9 million in our China credit facilities.
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
We have guaranteed the indebtedness for a credit facility and loan on behalf of Alunorf. The guarantee is limited to
50% of the outstanding debt, not to exceed 6 million euros. As of September 30, 2017, there were no amounts outstanding under our guarantee with Alunorf. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of September 30, 2017, this guarantee totaled $2 million.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2017 and March 31, 2017, we are not involved in any unconsolidated SPE transactions.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the six months ended September 30, 2017, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2017.
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
"Free cash flow" consists of: (a) net cash provided by (used in) operating activities; (b) plus net cash provided by (used in) investing activities and (c) less proceeds from sales of assets, net of transaction fees, cash income taxes and hedging. Management believes "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" is not a measurement of financial performance or liquidity under U.S. GAAP and does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." In addition, the Company's method of calculating "Free cash flow" may not be consistent with that of other companies.
Effective in the second quarter of fiscal 2018, management clarified the definition of “Free cash flow” (a non-GAAP measure) to reduce "Proceeds on the sale of assets, net of transaction fees and hedging" by cash income taxes to further enable users of the financial statements to understand cash generated internally by the Company. This change does not impact the condensed consolidated financial statements and does not significantly impact prior periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in commodity prices (primarily the London Metals Exchange ("LME") aluminum prices and natural gas), local market premiums, electricity rates, foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying September 30, 2017 condensed consolidated balance sheet.
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

We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag related to base aluminum price. We use over-the-counter derivatives indexed to the LME (referred to as our "aluminum derivative contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2017, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(103)

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the quarter ended September 30, 2017, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum. Prior to the smelter facilities in South America ceasing operations, our smelter operations also required a significant amount of energy. Our cold rolling facilities require relatively less energy.
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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2017, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(4)
Natural Gas	(10)%	(5)
Diesel Fuel	(10)%	(2)
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
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 — Business and Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended March 31, 2017, and Note 11 - Financial Instruments and Commodity Contracts to our accompanying condensed consolidated financial statements.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2017, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(26)
Euro	10%	(42)
Korean won	(10)%	(5)
Canadian dollar	(10)%	(4)
British pound	(10)%	(18)
Swiss franc	(10)%	(40)
Chinese yuan	10%	(11)

Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
As of September 30, 2017, there were no USD LIBOR based interest rate swaps outstanding.
In Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. See Note 11— Financial Instruments and Commodity Contracts for further information on the amounts outstanding as of September 30, 2017.
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2017, given a 100 bps decrease in the benchmark interest rate ($ in millions).

	Change in Rate		Change in Fair Value
Interest Rate Contracts
Asia - KRW-CD-3200	(100)	bps	$—

Term Loan
In January 2017, we refinanced our Term Loan Facility. Our interest rate paid is a spread of 1.85% plus LIBOR
(1.33%). As of September 30, 2017, the effective interest rate was 3.18%. As of September 30, 2017, a 10 basis point increase or decrease in LIBOR interest rates would have had less than $2 million impact on our annual pre-tax income.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.
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

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 14, 2017, between Novelis Inc., as the Parent Borrower, and the other Borrowers and Loan Parties party thereto, AV Metals Inc., the Third Party Security Provider, the Lenders party thereto, the Issuing Banks party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender

10.2
Amendment No. 1 to Credit Agreement, dated as of September 14, 2017, between Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Party Security Provider, and Standard Chartered Bank, as Administrative Agent for the Lenders

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
Date: November 2, 2017

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

10.1
Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of September 14, 2017, between Novelis Inc., as the Parent Borrower, and the other Borrowers and Loan Parties party thereto, AV Metals Inc., the Third Party Security Provider, the Lenders party thereto, the Issuing Banks party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, and Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender

10.2
Amendment No. 1 to Credit Agreement, dated as of September 14, 2017, between Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Party Security Provider, and Standard Chartered Bank, as Administrative Agent for the Lenders

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