Form 10-Q
period 2017-12-31
Novelis Inc.
filed 2018-02-01
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of January 31, 2018, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$3,085	$2,313	$8,548	$6,970
Cost of goods sold (exclusive of depreciation and amortization)	2,646	1,924	7,268	5,834
Selling, general and administrative expenses	128	103	358	303
Depreciation and amortization	86	88	267	267
Interest expense and amortization of debt issuance costs	64	67	192	231
Loss on extinguishment of debt	—	—	—	112
Research and development expenses	17	14	48	41
Gain on assets held for sale	—	—	—	(2)
(Gain) loss on sale of a business, net	—	—	(318)	27
Restructuring and impairment, net	25	1	33	4
Equity in net loss of non-consolidated affiliates	—	8	1	8
Other (income) expense, net	(6)	(3)	7	36
	2,960	2,202	7,856	6,861
Income before income taxes	125	111	692	109
Income tax provision	20	47	179	110
Net income (loss)	105	64	513	(1)
Net (loss) income attributable to noncontrolling interests	(16)	1	(16)	1
Net income (loss) attributable to our common shareholder	$121	$63	$529	$(2)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended December 31,
	2017	2016
Net income	$105	$64
Other comprehensive income (loss):
Currency translation adjustment	58	(140)
Net change in fair value of effective portion of cash flow hedges	(36)	(24)
Net change in pension and other benefits	3	26
Other comprehensive income (loss) before income tax effect	25	(138)
Income tax benefit, net, related to items of other comprehensive income (loss)	(10)	—
Other comprehensive income (loss), net of tax	35	(138)
Comprehensive income (loss)	140	(74)
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(16)	2
Comprehensive income (loss) attributable to our common shareholder	$156	$(76)

	Nine Months Ended December 31,
	2017	2016
Net income (loss)	$513	$(1)
Other comprehensive income (loss):
Currency translation adjustment	149	(129)
Net change in fair value of effective portion of cash flow hedges	(33)	(22)
Net change in pension and other benefits	8	55
Other comprehensive income (loss) before income tax effect	124	(96)
Income tax (benefit) provision, net, related to items of other comprehensive income	(6)	8
Other comprehensive income (loss), net of tax	130	(104)
Comprehensive income (loss)	643	(105)
Less: Comprehensive (loss) income attributable to noncontrolling interests, net of tax	(16)	3
Comprehensive income (loss) attributable to our common shareholder	$659	$(108)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2017	March 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$757	$594
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 as of December 31, 2017 and March 31, 2017)	1,331	1,067
— related parties	253	60
Inventories	1,572	1,333
Prepaid expenses and other current assets	120	137
Fair value of derivative instruments	115	113
Assets held for sale	3	3
Total current assets	4,151	3,307
Property, plant and equipment, net	3,073	3,357
Goodwill	607	607
Intangible assets, net	420	457
Investment in and advances to non–consolidated affiliates	831	451
Deferred income tax assets	90	86
Other long–term assets
— third parties	93	94
— related parties	10	15
Total assets	$9,275	$8,374
LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities
Current portion of long–term debt	$136	$121
Short–term borrowings	116	294
Accounts payable
— third parties	1,909	1,722
— related parties	206	51
Fair value of derivative instruments	192	151
Accrued expenses and other current liabilities	607	580
Total current liabilities	3,166	2,919
Long–term debt, net of current portion	4,352	4,437
Deferred income tax liabilities	137	98
Accrued postretirement benefits	813	799
Other long–term liabilities	241	198
Total liabilities	8,709	8,451
Commitments and contingencies
Shareholder’s equity (deficit)
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2017 and March 31, 2017	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(389)	(918)
Accumulated other comprehensive loss	(415)	(545)
Total equity (deficit) of our common shareholder	600	(59)
Noncontrolling interests	(34)	(18)
Total equity (deficit)	566	(77)
Total liabilities and equity (deficit)	$9,275	$8,374
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended December 31,
	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$513	$(1)
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	267	267
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	4	(23)
Gain on assets held for sale	—	(2)
(Gain) loss on sale of business	(318)	27
Loss on sale of assets	4	4
Impairment charges	15	—
Loss on extinguishment of debt	—	112
Deferred income taxes	41	15
Amortization of fair value adjustments, net	—	7
Equity in net loss of non-consolidated affiliates	1	8
Loss on foreign exchange remeasurement of debt	3	—
Amortization of debt issuance costs and carrying value adjustments	15	10
Other, net	(1)	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(403)	(108)
Inventories	(175)	(200)
Accounts payable	221	59
Other current assets	24	(3)
Other current liabilities	12	(55)
Other noncurrent assets	(4)	(17)
Other noncurrent liabilities	18	50
Net cash provided by operating activities	237	151
INVESTING ACTIVITIES
Capital expenditures	(136)	(138)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	2
Proceeds (outflows) from the sale of a business	314	(2)
Proceeds from investment in and advances to non-consolidated affiliates, net	9	12
Outflows from related party loans receivable, net	—	(3)
(Outflows) proceeds from the settlement of derivative instruments, net	(18)	7
Net cash provided by (used in) investing activities	170	(122)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	—	2,770
Principal payments of long-term and short-term borrowings	(138)	(2,676)
Revolving credit facilities and other, net	(140)	(20)
Debt issuance costs	(5)	(139)
Net cash used in financing activities	(283)	(65)
Net increase (decrease) in cash and cash equivalents	124	(36)
Effect of exchange rate changes on cash	39	(15)
Cash and cash equivalents — beginning of period	594	556
Cash and cash equivalents — end of period	$757	$505
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (DEFICIT) (unaudited)
(in millions, except number of shares)

	Equity (Deficit) of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2016	1,000	$—	$1,404	$(963)	$(500)	$—	$(59)
Net loss attributable to our common shareholder	—	—	—	(2)	—	—	(2)
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in AOCI	—	—	—	—	(129)	—	(129)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $8 million included in AOCI	—	—	—	—	(14)	—	(14)
Change in pension and other benefits, net of tax provision of $16 million included in AOCI	—	—	—	—	37	2	39
Sale of subsidiary shares to a third party	—	—	—	—	—	(22)	(22)
Balance as of December 31, 2016	1,000	$—	$1,404	$(965)	$(606)	$(19)	$(186)

	Equity (Deficit) of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	529	—	—	529
Net loss attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Currency translation adjustment included in AOCI	—	—	—	—	149	—	149
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 million included in AOCI	—	—	—	—	(24)	—	(24)
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	5	—	5
Balance as of December 31, 2017	1,000	$—	$1,404	$(389)	$(415)	$(34)	$566
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food cans and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used beverage cans and post-industrial aluminum, such as class scrap. As of December 31, 2017, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
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
Revision of Previously Issued Financial Statements
During the preparation of the Form 10-Q for the three months ended June 30, 2017, we identified a misclassification between "Prepaid expenses and other current assets" and “Accrued expenses other current liabilities” accounts that understated these balances for the periods ended March 31, 2017, December 31, 2016, and September 30, 2016 of $26 million, $21 million, and $16 million, respectively. In addition, we identified a misclassification between “Deferred income tax assets” and “Deferred income tax liabilities” of $4 million that understated these balances as of March 31, 2017. These items impacted the

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

"Other current assets" and "Other current liabilities" line items line items within total "Operating Activities". However, there is no impact to "Net cash provided by operating activities" within the consolidated statements of cash flows.
In our statement of cash flows within the operating section, to correct the presentation of certain non-cash items, we revised "Loss (gain) on foreign exchange remeasurement of debt" and "Other current liabilities" in the presentation of the prior year by $41 million. This revision has no impact on the condensed consolidation statement of operations, the condensed consolidated balance sheets or the key metrics related to the condensed consolidated statements of cash flows.
We assessed the materiality of the misstatements and concluded that these misstatements were not material to the Company’s previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts in both the March 31, 2017 consolidated balance sheet and consolidated statement of cash flows by the amounts above.
Reclassification
A reclassification of a prior period amount has been made to conform to the presentation adopted for the current period.
For the nine months ended December 31, 2016, we reclassified $27 million from "Other (income) expense, net" to "(Gain) loss on the sale of a business, net" in the condensed consolidated statement of operations to conform with the current period presentation. This reclassification had no impact on “Income before income taxes,” “Net income (loss) attributable to our common shareholder,” the condensed consolidated balance sheets or condensed consolidated statements of cash flows during the respective periods. Refer to Note 13 — Other (income) expense, net for further details.

Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update better align an entity’s risk management objectives, activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2018. Early adoption is permitted and we intend to early adopt during the fourth quarter of fiscal 2018. We believe that the impact to Novelis will primarily result from the following changes to the guidance: election to hedge a specific component of non-financial risk, the entire change in the fair value of the hedging instrument will be deferred to OCI, elimination of hedge accounting ineffectiveness in earnings, reclassification of AOCI to earnings in the same line item impacted by the hedged item, and operational simplification of hedge effectiveness requirements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  This update was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We will adopt this standard during the first quarter of Fiscal 2019. Adoption of this standard is not expected to have an impact on our consolidated results of operations.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension and other postretirement benefit costs. The new guidance requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the results of operations and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. The guidance is effective for public business entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. Currently, all postretirement costs (FAS 87, FAS 106 and FAS 112) fall within the line item “Selling, general and administrative expenses” within the consolidated results of operations. We are currently evaluating the impact of this standard on our consolidated financial position and results of operations.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, accounting guidance, which removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. Early adoption is permitted. The guidance is effective for public business entities for interim and annual periods beginning after its annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Adoption of this standard is not expected to have an impact on our consolidated financial position, results of operations and statement of cash flows.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) - Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations and statement of cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new guidance applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses specific cash flow items to provide clarification and reduce the diversity in presentation of these items. The guidance is effective for annual periods beginning after December 15, 2017 and interim periods within that year. Early adoption is permitted. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations and statement of cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    RESTRUCTURING AND IMPAIRMENT
“Restructuring and impairment, net” for the nine months ended December 31, 2017 and 2016 was $33 million and $4 million, respectively.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2017	$24
Expenses	18	$9	$27	$6	$33
Cash payments	(5)
Foreign currency (C)	(1)
Balance as of December 31, 2017	$36
_________________________

(A)	Other restructuring charges include period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to restructuring activities.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.

We plan to cease certain non-core operations at a facility in Europe resulting in $9 million of asset impairments and $16 million of severance and associated legal costs, which is expected to be paid in fiscal 2019.

As of December 31, 2017, $31 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $5 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet. As of December 31, 2017, there was a $17 million restructuring liability for the South America segment, $17 million for the Europe segment, $1 million for the North America segment and $1 million for the Asia segment. There were also $2 million and $3 million in payments for the Europe and South America segments, respectively, during the nine months ended December 31, 2017.

As of March 31, 2017, $16 million of restructuring liabilities was included in "Accrued expenses and other current liabilities" and $8 million was included in "Other long-term liabilities" on our condensed consolidated balance sheet.
For additional information on environmental charges see Note 15 — Commitments and Contingencies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	December 31, 2017	March 31, 2017
Finished goods	$417	$389
Work in process	733	576
Raw materials	263	213
Supplies	159	155
Inventories	$1,572	$1,333

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
Other than the contractually required reimbursements, we do not provide other material support to Logan. Logan's creditors do not have recourse to our general credit. There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.  The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets (in millions).

	December 31, 2017	March 31, 2017
Assets
Current assets
Cash and cash equivalents	$4	$2
Accounts receivable	29	29
Inventories	69	62
Prepaid expenses and other current assets	1	2
Total current assets	103	95
Property, plant and equipment, net	21	25
Goodwill	12	12
Deferred income taxes	59	89
Other long-term assets	23	30
Total assets	$218	$251
Liabilities
Current liabilities
Accounts payable	$40	$32
Accrued expenses and other current liabilities	18	21
Total current liabilities	58	53
Accrued postretirement benefits	217	224
Other long-term liabilities	3	3
Total liabilities	$278	$280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net sales	$308	$95	$549	$340
Costs and expenses related to net sales	309	116	551	358
Provision for taxes on income	(1)	(7)	(1)	(6)
Net loss	$—	$(14)	$(1)	$(12)
Purchases of tolling services from Alunorf	$59	$47	$180	$170

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf or UAL.

	December 31, 2017	March 31, 2017
Accounts receivable-related parties	$253	$60
Other long-term assets-related parties	$10	$15
Accounts payable-related parties	$206	$51

We earned less than $1 million of interest income on a loan due from Alunorf during each of the periods presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of December 31, 2017 and March 31, 2017.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of December 31, 2017, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of December 31, 2017, this guarantee totaled $2 million.

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the nine months ended December 31, 2017 and 2016, “Net sales” were less than $1 million between Novelis and Hindalco. As of December 31, 2017 and March 31, 2017, there were less than $1 million in "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco.

During the nine months ended December 31, 2017, Novelis did not purchase any raw materials from Hindalco. There were $3 million of raw material purchases from Hindalco that were fully paid for during the nine months ended December 31, 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.    DEBT
Debt consisted of the following (in millions).

	December 31, 2017				March 31, 2017
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	2.51%	$116	$—	$116	$294	$—	$294
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.54%	1,782	(46)	1,736	1,796	(53)	1,743
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(22)	1,478	1,500	(23)	1,477
6.25% Senior Notes, due August 2024	6.25%	1,150	(17)	1,133	1,150	(19)	1,131
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 132 billion)	2.65%	123	—	123	184	—	184
Novelis Switzerland S.A.
Capital lease obligation, due through December 2019 (Swiss francs (CHF) 14 million)	7.50%	14	—	14	17	(1)	16
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 7 million)	6.02%	2	—	2	4	—	4
Other
Capital Lease Obligations and Other debt, due through December 2020	4.84%	2	—	2	3	—	3
Total debt		4,689	(85)	4,604	4,948	(96)	4,852
Less: Short term borrowings		(116)	—	(116)	(294)	—	(294)
Current portion of long term debt		(136)	—	(136)	(121)	—	(121)
Long-term debt, net of current portion		$4,437	$(85)	$4,352	$4,533	$(96)	$4,437
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2017, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of
December 31, 2017 (for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2017	Amount
Short-term borrowings and current portion of long-term debt due within one year	$252
2 years	38
3 years	21
4 years	18
5 years	1,710
Thereafter	2,650
Total	$4,689
Senior Secured Credit Facilities
     As of December 31, 2017, the senior secured credit facilities consisted of (i) a $1.8 billion secured term loan credit facility (Term Loan Facility) and (ii) a $1 billion asset based loan facility (ABL Revolver). As of December 31, 2017, $18 million of the Term Loan Facility is due within one year.

Term Loan Facility

In September 2017, we amended our Term Loan Credit Agreement (the "Term Loan Amendment") to our $1.8 billion Credit Agreement (the "Term Loan Facility") dated as of January 10, 2017. The amendment modifies certain provisions of the Term Loan Facility to facilitate the closing of the transaction with Kobe Steel Ltd.

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

ABL Revolver

In September 2017, we amended and extended the ABL Revolver. The facility is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $500 million. The ABL Revolver has various customary covenants including maintaining a minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The fixed charge coverage ratio will be equal to the ratio of (1) (a) ABL Revolver defined Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") less (b) maintenance capital expenditures less (c) cash taxes; to (2) (a) interest expense plus (b) scheduled principal payments plus (c) dividends to the Company's direct holding company to pay certain taxes, operating expenses and management fees and repurchases of equity interests from employees, officers and directors. The ABL Revolver matures on September 14, 2022; provided that, in the event that the Term Loan Facility, or certain other indebtedness matures on or prior to March 14, 2023 and is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than March 14, 2023), then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Short-Term Borrowings
As of December 31, 2017, our short-term borrowings were $116 million, consisting of $73 million of short-term loans under our ABL Revolver, $39 million in Novelis China loans (CNY 253 million), and $4 million in other loans.
As of December 31, 2017, $19 million of the ABL Revolver was utilized for letters of credit, and we had $739 million in remaining availability under the ABL Revolver.
As of December 31, 2017, we had availability under our Novelis Korea, Novelis Middle East and Africa, and Novelis China revolving credit facilities and credit lines of $202 million (KRW 216 billion), $20 million, and $6 million (CNY 45 million), respectively.
Senior Notes
Refer to our Annual Report on Form 10-K for the year-ended March 31, 2017 for details on the issuances of the senior notes and their respective covenants. As of December 31, 2017, we were in compliance with the covenants for our Senior Notes.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 10 — Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

7.    SHARE-BASED COMPENSATION
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
During the nine months ended December 31, 2017, we granted 2,586,824 RSUs, 2,317,529 Hindalco SARs, and no Novelis SARs. Total compensation expense related to these plans for the respective periods was $9 million and $3 million for the three months ended December 31, 2017 and 2016, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2019, 2020 and 2021 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of December 31, 2017, the outstanding liability related to share-based compensation was $27 million.
The cash payments made to settle SAR liabilities were $9 million and $3 million in the nine months ended December 31, 2017 and 2016. Total cash payments made to settle Hindalco RSUs were $8 million and $2 million in the nine months ended December 31, 2017 and 2016, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $9 million, which is expected to be recognized over a weighted average period of 1.2 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, which is expected to be recognized over a weighted average period of 0.9 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.3 years.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016
Service cost	$11	$11	$1	$2
Interest cost	15	15	2	2
Expected return on assets	(16)	(16)	—	—
Amortization — losses, net	9	10	—	1
Amortization — prior service credit, net	—	(1)	—	—
Net periodic benefit cost	$19	$19	$3	$5

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Service cost	$33	$34	$5	$5
Interest cost	44	46	5	5
Expected return on assets	(46)	(47)	—	—
Amortization — losses	26	30	1	3
Amortization — prior service credit, net	—	(2)	—	1
Termination benefits / (curtailments)	2	—	—	—
Net periodic benefit cost	$59	$61	$11	$14
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Funded pension plans	$8	$13	$42	$20
Unfunded pension plans	3	3	10	9
Savings and defined contribution pension plans	7	6	21	19
Total contributions	$18	$22	$73	$48
During the remainder of fiscal 2018, we expect to contribute an additional $5 million to our funded pension plans, $4 million to our unfunded pension plans and $7 million to our savings and defined contribution plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(4)	$(1)	$(43)	$14
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	4	(1)	43	(15)
Currency gains, net	$—	$(2)	$—	$(1)
The following currency gains (losses) are included in “Accumulated other comprehensive loss, net of tax” and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2017	Year Ended March 31, 2017

Cumulative currency translation adjustment — beginning of period	$(256)	$(197)
Effect of changes in exchange rates	149	(75)
Sale of investment in foreign entities (A)	—	16
Cumulative currency translation adjustment — end of period	$(107)	$(256)
_________________________

(A)
We reclassified $16 million of cumulative currency losses from AOCI to "(Gain) loss on sale of a business, net" in the twelve months ended March 31, 2017 due to the sale of our equity interest in Aluminium Company of Malaysia Berhad (ALCOM) in fiscal 2017.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of December 31, 2017 and March 31, 2017 (in millions).

	December 31, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(62)	$—	$(62)
Currency exchange contracts	12	1	(6)	(4)	3
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	12	2	(70)	(11)	(67)
Derivatives not designated as hedging instruments
Aluminum contracts	76	—	(91)	(1)	(16)
Currency exchange contracts	26	—	(31)	(1)	(6)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	103	—	(122)	(2)	(21)
Total derivative fair value	$115	$2	$(192)	$(13)	$(88)

	March 31, 2017
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Aluminum contracts	$—	$—	$(69)	$—	$(69)
Currency exchange contracts	26	1	(1)	(3)	23
Energy contracts	1	—	—	(9)	(8)
Total derivatives designated as hedging instruments	27	1	(70)	(12)	(54)
Derivatives not designated as hedging instruments:
Aluminum contracts	57	1	(68)	(1)	(11)
Currency exchange contracts	29	—	(13)	—	16
Total derivatives not designated as hedging instruments	86	1	(81)	(1)	5
Total derivative fair value	$113	$2	$(151)	$(13)	$(49)

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2017 and March 31, 2017.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2017 and March 31, 2017.
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
The following table summarizes our notional amount (in kt).

	December 31, 2017	March 31, 2017
Hedge type
Purchase (Sale)
Cash flow sales	(341)	(391)
Not designated	(197)	(89)
Total, net	(538)	(480)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $432 million and $465 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2017 and March 31, 2017, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of December 31, 2017 and March 31, 2017.
As of December 31, 2017 and March 31, 2017, we had outstanding foreign currency exchange contracts with a total notional amount of $1,478 million and $683 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal 2018 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of December 31, 2017 and March 31, 2017, there were 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $7 million and $9 million, respectively. The electricity swap, which matures on January 5, 2022, is designated as a cash flow hedge.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 21 million MMBTUs designated as cash flow hedges as of December 31, 2017, and the fair value was a liability of $1 million. There was a notional of 6 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2017 and the fair value was an asset of $1 million. As of December 31, 2017 and March 31, 2017, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value for the forward contracts not designated as hedges as of December 31, 2017 was a liability of $1 million and as of March 31, 2017 was a liability of less than $1 million. The average duration of undesignated contracts is approximately 2 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of December 31, 2017. As of December 31, 2017 and March 31, 2017, we had 5 million and 8 million gallons of diesel fuel forward purchase contracts outstanding. The fair value as of December 31, 2017 was an asset of $1 million, and as of March 31, 2017 was a liability of less than $1 million. The average duration of undesignated contracts is less than 2 years in length.
Interest Rate
As of December 31, 2017, we swapped $56 million (KRW 60 billion) floating rate loans to a weighted average fixed rate of 3.10%. All swaps expire concurrent with the maturity of the related loans. As of December 31, 2017 and March 31, 2017, $56 million (KRW 60 billion) and $119 million (KRW 133 billion), respectively, were designated as cash flow hedges.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Derivative instruments not designated as hedges
Aluminum contracts	$6	$(10)	$8	$(27)
Currency exchange contracts	(2)	4	(51)	17
Energy contracts (A)	3	4	6	9
Gain (loss) recognized in "Other (income) expense, net"	7	(2)	(37)	(1)
Derivative instruments designated as hedges
(Loss) gain recognized in "Other (income) expense, net" (B)	(1)	5	(8)	(8)
Total gain (loss) recognized in "Other (income) expense, net"	$6	$3	$(45)	$(9)
Balance sheet remeasurement currency exchange contract (losses) gains	$(4)	$1	$(43)	$15
Realized losses, net	(5)	(19)	(15)	(42)
Unrealized gains on other derivative instruments, net	15	21	13	18
Total gain (loss) recognized in "Other (income) expense, net"	$6	$3	$(45)	$(9)
 _________________________

(A)	Includes amounts related to de-designated electricity swap and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $76 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Cash flow hedging derivatives
Aluminum contracts	$(66)	$(22)	$(89)	$(52)	$—	$4	$(9)	$(9)
Currency exchange contracts	—	(14)	(7)	18	—	—	1	1
Energy contracts	(2)	1	(4)	(3)	—	—	1	(1)
Total cash flow hedging derivatives	$(68)	$(35)	$(100)	$(37)	$—	$4	$(7)	$(9)
Net investment derivatives
Currency exchange contracts	(17)	—	(17)	—	—	—	—	—
Total	$(85)	$(35)	$(117)	$(37)	$—	$4	$(7)	$(9)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2017	2016	2017	2016
Energy contracts (A)	$—	$(1)	$—	$(4)	Other (income) expense, net
Energy contracts (C)	(1)	(1)	(2)	(4)	Cost of goods sold (B)
Aluminum contracts	(36)	(13)	(79)	(19)	Cost of goods sold (B)
Aluminum contracts	—	(1)	—	(3)	Net sales
Currency exchange contracts	4	5	11	10	Cost of goods sold (B)
Currency exchange contracts	—	—	1	1	Selling, general and administrative expenses
Currency exchange contracts	1	1	3	4	Net sales
Currency exchange contracts	—	—	—	1	Other (income) expense, net
Currency exchange contracts	—	—	(1)	(1)	Depreciation and amortization
Total	$(32)	$(10)	$(67)	$(15)	Loss before taxes
	11	2	23	3	Income tax benefit
	$(21)	$(8)	$(44)	$(12)	Net loss
_________________________

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap was amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to electricity and natural gas swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)
Other comprehensive income (loss) before reclassifications	58	(46)	(10)	2
Amounts reclassified from AOCI, net	—	20	13	33
Net current-period other comprehensive income (loss)	58	(26)	3	35
Balance as of December 31, 2017	$(107)	$(70)	$(238)	$(415)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2016	$(185)	$(8)	$(274)	$(467)
Other comprehensive loss before reclassifications	(140)	(25)	—	(165)
Amounts reclassified from AOCI, net	—	8	18	26
Net current-period other comprehensive income (loss)	(140)	(17)	18	(139)
Balance as of December 31, 2016	$(325)	$(25)	$(256)	$(606)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income (loss) before reclassifications	149	(67)	(14)	68
Amounts reclassified from AOCI, net	—	43	19	62
Net current-period other comprehensive income (loss)	149	(24)	5	130
Balance as of December 31, 2017	$(107)	$(70)	$(238)	$(415)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive (loss) income before reclassifications	(145)	(26)	17	(154)
Amounts reclassified from AOCI, net (C)	16	12	20	48
Net current-period other comprehensive (loss) income	(129)	(14)	37	(106)
Balance as of December 31, 2016	$(325)	$(25)	$(256)	$(606)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 10 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 8 — Postretirement Benefit Plans.

(C)
The $16 million in currency translation reclassified from AOCI relates to CTA that was written off as part of our sale of the Aluminium Company of Malaysia Berhad (ALCOM) business in fiscal 2017. This amount is classified in (Gain) loss on sale of a business, net.

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
For the electricity swap, the average forward price at December 31, 2017, estimated using the method described above, was $40 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $47 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2017 and March 31, 2017, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2017 and March 31, 2017 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2017		March 31, 2017
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Aluminum contracts	$76	$(154)	$58	$(138)
Currency exchange contracts	39	(42)	56	(17)
Energy contracts	2	(2)	1	—
Total level 2 instruments	117	(198)	115	(155)
Level 3 instruments
Energy contracts	—	(7)	—	(9)
Total level 3 instruments	—	(7)	—	(9)
Total gross	$117	$(205)	$115	$(164)
Netting adjustment (A)	$(64)	$64	$(46)	$46
Total net	$53	$(141)	$69	$(118)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $2 million for the nine months ended December 31, 2017 related to Level 3 financial instruments that were still held as of December 31, 2017. These unrealized gains were included in “Other (income) expense, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2017	$(9)
Unrealized/realized gain included in earnings (B)	4
Unrealized loss included in AOCI (C)	—
Settlements (B)	(2)
Balance as of December 31, 2017	$(7)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expense, net.”

(C)	Included in "Change in fair value of effective portion of cash flow hedges, net"

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

	December 31, 2017		March 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$10	$10	$15	$14
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,488	$4,689	$4,558	$4,797

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    OTHER (INCOME) EXPENSE, NET
“Other (income) expense, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Currency gains, net (A)	$—	$(2)	$—	$(1)
Unrealized gains on change in fair value of derivative instruments, net (B)	(15)	(21)	(13)	(18)
Realized losses on change in fair value of derivative instruments, net (B)	5	19	15	42
Loss (gain) on sale of assets, net	2	(2)	4	4
Loss on Brazilian tax litigation, net (C)	—	1	2	4
Interest income	(2)	(2)	(6)	(7)
Other, net	4	4	5	12
Other (income) expense, net (D)	$(6)	$(3)	$7	$36
 _________________________

(A)	See Note 9 — Currency (Gains) Losses for further details.

(B)	See Note 10 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 15 — Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
We have reclassified the "Loss on sale of a business" for the nine months ended December 31, 2016 of $27 million from "Other (income) expense, net" to "(Gain) loss on sale of a business, net" in the condensed consolidated statement of operations for presentation purposes. In September 2016, we sold our equity interest in Aluminium Company of Malaysia Berhad (ALCOM), a previously consolidated subsidiary. The sale resulted in a loss of $27 million during the three months ended September 30, 2016.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Pre-tax income before equity in net (income) loss of non-consolidated affiliates and noncontrolling interests	$125	$119	$692	$117
Canadian statutory tax rate	25%	25%	25%	25%
Provision at the Canadian statutory rate	$31	$30	$173	$29
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	2	3	8	7
Exchange remeasurement of deferred income taxes	(3)	—	(3)	6
Change in valuation allowances	7	6	10	49
Tax credits	(8)	—	(14)	—
Income items not subject to tax	(4)	(2)	(4)	—
Tax gain, net	—	—	—	9
Dividends not subject to tax	—	—	—	(23)
Legislative changes including enacted tax rates	(18)	—	(18)	3
Tax rate differences on foreign earnings	9	10	22	25
Uncertain tax positions	2	3	5	4
Other — net	2	(3)	—	1
Income tax provision	$20	$47	$179	$110
Effective tax rate	16%	39%	26%	94%
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. Among its numerous changes, the Act reduces the Company’s U.S. corporate rate from 35% to 21% effective January 1, 2018. The result is a blended U.S. corporate rate of 31.55% for fiscal year 2018. The impact of the lower statutory rate applied to year-to-date earnings has been recorded in the period ended December 31, 2017. Also recorded in the same period is an estimated non-cash income tax benefit of $18 million for the remeasurement of deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items will be realized. The following information is needed to complete the accounting for the remeasurement of deferred tax assets and liabilities.

•	Determination of state conformity

•	Changes in temporary differences for the impact of obligations for which companies measure on an annual basis based on actuarial reports.

•	Actual reversals of temporary differences through March 31, 2018

Based on an initial assessment of the Act, the Company believes that most significant impact on the Company’s consolidated financial statements is the remeasurement of deferred tax assets and liabilities. Other provisions of the Act are not expected to have a material impact on the fiscal year 2018 consolidated financial statements.
Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which are shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances; (4) remeasurement of deferred taxes for recently enacted tax reform; (5) differences between Canadian and foreign statutory tax rates applied to earnings in foreign jurisdictions and foreign withholding tax expense shown above as tax rate differences on foreign earnings.
As of December 31, 2017, we had a net deferred tax liability of $47 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $696 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2017. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $17 million.

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
We have established liabilities based on our estimates for the currently anticipated costs associated with these environmental matters. We estimated that the remaining undiscounted clean-up costs related to our environmental liabilities as of December 31, 2017 were approximately $15 million, of which $7 million was included in “Other long-term liabilities” and the remaining $8 million in “Accrued expenses and other current liabilities”. Of the total $15 million, $11 million was associated with restructuring actions and the remaining undiscounted clean-up costs were approximately $4 million. As of March 31, 2017, $10 million of the environmental liability was included in “Other long-term liabilities,” with the remaining $5 million included in “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet. Management has reviewed the environmental matters, including those for which we assumed liability as a result of our spin-off from Alcan Inc. As a result of management's review of these items, management has determined that the currently anticipated costs associated with these environmental matters will not, individually or in the aggregate, materially impact our operations or materially adversely affect our financial condition, results of operations or liquidity.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Brazil Tax and Legal Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. The assets and liabilities related to these settlements, as well as proceedings with labor courts and designated civil courts, are presented in the table below (in millions).

	December 31, 2017	March 31, 2017
Cash deposits (A)	$7	$7

Short-term settlement liability (B)	$9	$9
Long-term settlement liability (B)	51	59
Total settlement liability	$60	$68

Liability for other disputes and claims (C)	$28	$22

_________________________

(A)
Effective in the third quarter of fiscal 2018, management defines “Cash deposits” to include cash deposits related to tax,  labor, and civil disputes.  To conform with current year presentation, we have updated prior period amounts to also include cash deposits related to labor and civil disputes. We have maintained these cash deposits as a result of legal proceedings with Brazil's tax authorities, labor courts, or designated civil courts.  These deposits, which are included in “Other long-term assets - third parties” in our accompanying condensed consolidated balance sheets, will be expended toward these legal proceedings.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Loss on Brazilian tax litigation, net	$—	$1	$2	$4
Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
Other Commitments
We sell and repurchase inventory with third parties in an attempt to better manage inventory levels and to better match the purchasing of inventory with the demand for our products. We sell certain inventories to third parties and agree to repurchase the same or similar inventory back from the third parties at market prices subsequent to balance sheet dates. Our estimated outstanding repurchase obligations for this inventory as of December 31, 2017 and March 31, 2017 was approximately $10 million and $12 million, respectively, based on market prices as of the balance sheet dates. As of December 31, 2017 and March 31, 2017, there were no liabilities related to these repurchase obligations recorded in our accompanying condensed consolidated balance sheets.

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
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales – third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 4 — Consolidation for further information about this affiliate. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$508	$323	$—	$—	$831
Total assets	$2,575	$2,957	$1,812	$1,726	$205	$9,275

March 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$451	$—	$—	$—	$451
Total assets	$2,359	$2,683	$1,602	$1,637	$93	$8,374

Selected Operating Results Three Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$985	$820	$533	$542	$205	$3,085
Net sales-intersegment	1	17	14	25	(57)	—
Net sales	$986	$837	$547	$567	$148	$3,085

Depreciation and amortization	$37	$29	$18	$16	$(14)	$86
Income tax (benefit) provision	$(11)	$(6)	$9	$18	$10	$20
Capital expenditures	$19	$19	$7	$10	$(1)	$54

Selected Operating Results Three Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$789	$684	$409	$386	$45	$2,313
Net sales-intersegment	—	9	3	13	(25)	—
Net sales	$789	$693	$412	$399	$20	$2,313

Depreciation and amortization	$38	$25	$14	$15	$(4)	$88
Income tax provision	$8	$8	$3	$19	$9	$47
Capital expenditures	$20	$16	$10	$9	$(7)	$48

Selected Operating Results Nine Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$2,878	$2,480	$1,533	$1,348	$309	$8,548
Net sales - intersegment	17	39	32	62	(150)	—
Net sales	$2,895	$2,519	$1,565	$1,410	$159	$8,548

Depreciation and amortization	$112	$83	$47	$48	$(23)	$267
Income tax provision	$10	$5	$98	$54	$12	$179
Capital expenditures	$52	$40	$19	$22	$3	$136

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Nine Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$2,305	$2,158	$1,305	$1,044	$158	$6,970
Net sales - intersegment	2	31	9	46	(88)	—
Net sales	$2,307	$2,189	$1,314	$1,090	$70	$6,970

Depreciation and amortization	$112	$79	$44	$46	$(14)	$267
Income tax provision	$2	$11	$16	$58	$23	$110
Capital expenditures	$47	$49	$24	$28	$(10)	$138

The table below reconciles “Net income (loss) attributable to our common shareholder” to segment income from reportable segments for the three and nine months ended December 31, 2017 and 2016 (in millions).

	Three Months Ended December 31, 2017		Nine Months Ended December 31, 2017
	2017	2016	2017	2016
Net income (loss) attributable to our common shareholder	$121	$63	$529	$(2)
Noncontrolling interests	(16)	1	(16)	1
Income tax provision	20	47	179	110
Depreciation and amortization	86	88	267	267
Interest expense and amortization of debt issuance costs	64	67	192	231
Adjustment to reconcile proportional consolidation	17	4	33	20
Unrealized gains on change in fair value of derivative instruments, net	(15)	(21)	(13)	(18)
Realized losses (gains) on derivative instruments not included in segment income	1	(1)	—	(2)
Gain on assets held for sale	—	—	—	(2)
Loss on extinguishment of debt	—	—	—	112
Restructuring and impairment, net	25	1	33	4
Losses (gains) on sale of fixed assets	2	(2)	4	4
(Gain) loss on sale of a business (A)	—	—	(318)	27
Metal price lag (B)	(1)	4	5	32
Other, net	1	4	1	10
Total of reportable segments	$305	$255	$896	$794
_________________________

(A)
In September 2017, Novelis Korea Ltd., a subsidiary of Novelis Inc., sold a portion of its shares in Ulsan Aluminum, Ltd. (UAL) for $314 million, which resulted in a gain on sale of investments. For additional information related to the transaction, see Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions.

(B)
Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment Income in order to enhance the visibility of the underlying operating performance of the Company. The impact of metal price lag is now reported as a separate line item in this reconciliation. This change does not impact our condensed consolidated financial statements. Segment Income for prior periods presented has been updated to reflect this change. For additional information related to metal price lag, see Note 10 — Financial Instruments and Commodity Contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

“Adjustment to reconcile proportional consolidation” relates to depreciation, amortization and income taxes at our Aluminium Norf GmbH (Alunorf) and Ulsan Aluminum, Ltd. (UAL) joint ventures. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”
“Realized losses (gains) on derivative instruments not included in segment income” represents realized gains (losses) on foreign currency derivatives related to capital expenditures.
"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below displays income from reportable segments for the three months and nine months ended December 31, 2017 and 2016, respectively.

	Three Months Ended December 31, 2017		Nine Months Ended December 31, 2017
	2017	2016	2017	2016
North America	$111	$90	$351	$276
Europe	50	44	158	150
Asia	43	40	124	132
South America	107	81	269	236
Intersegment eliminations	(6)	—	(6)	—
Total of reportable segments	$305	$255	$896	$794

Information about Major Customers and Primary Supplier

Major Customers
The table below shows our net sales to the Affiliates of Ball Corporation (Ball), Ford Motor Company (Ford), Crown Holdings Incorporated, formerly Crown Cork & Seal Company (Crown), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Ball (A)	21%	26%	21%	27%
Ford	10%	11%	10%	10%
Crown	8%	10%	9%	10%
_________________________

(A)
In fiscal 2017, Ball completed the acquisition of Rexam and the divestiture of certain assets to the Ardagh Group (Ardagh).  We combined the sales of Ball and Rexam for presentation purposes. For the three and nine months ended December 31, 2017, combined sales to Ball, Rexam, and Ardagh totaled 29% of "Net Sales".

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Purchases from RT as a percentage of total combined metal purchases	9%	11%	10%	11%

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
OVERVIEW AND REFERENCES
Novelis is the world's leading aluminum rolled products producer based on shipment volume in fiscal 2017. We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We are also the world's largest recycler of aluminum and have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2017, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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

HIGHLIGHTS
We reported "Net income attributable to our common shareholder" of $121 million in the three months ended December 31, 2017, compared with "Net income attributable to our common shareholder" of $63 million in the three months ended December 31, 2016. The increase is primarily due to strong can and automotive demand combined with a focus on driving asset efficiency, strong global operational performance and diligent operating cost management. As a result of this, net sales and shipments were up 33% and 6%, respectively, in the three months ended December 31, 2017 and the three months ended December 31, 2016. Additionally, our focus on optimizing our product portfolio continues to contribute to higher net income.
We achieved record "Segment income" of $305 million (an increase of 20%) for the third quarter of fiscal 2018 compared with "Segment income" of $255 million for the third quarter of fiscal 2017. The increase is primarily due to the factors noted above. Also, as a result of these factors, net cash provided by operating activities was $237 million for the nine months ended December 31, 2017, an improvement of $86 million from the prior comparable period.

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
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2016	Sept 30, 2016	Dec 31, 2016	March 31, 2017	March 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
Net sales	$2,296	$2,361	$2,313	$2,621	$9,591	$2,669	$2,794	$3,085
Percentage (decrease) increase in net sales versus comparable previous year period	(13)%	(5)%	(2)%	9%	(3)%	16%	18%	33%
Rolled product shipments:
North America	242	252	247	269	1,010	273	274	269
Europe	246	236	226	235	943	235	237	222
Asia	178	176	162	174	690	180	180	177
South America	103	121	125	125	474	110	131	146
Eliminations	(14)	(12)	(10)	(14)	(50)	(13)	(20)	(18)
Total	755	773	750	789	3,067	785	802	796

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable previous year period:
North America	(7)%	(6)%	(2)%	8%	(2)%	13%	9%	9%
Europe	(2)%	(6)%	(3)%	(4)%	(4)%	(4)%	—%	(2)%
Asia	(8)%	(6)%	(16)%	(7)%	(9)%	1%	2%	9%
South America	(4)%	3%	(5)%	(7)%	(3)%	7%	8%	17%
Total	(2)%	(2)%	(4)%	—%	(2)%	4%	4%	6%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three and nine months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2017	2016	Change	2017	2016	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,111	$1,659	27%	$1,947	$1,492	30%
Average cash price during the period	$2,101	$1,710	23%	$2,008	$1,634	23%
Closing cash price as of end of period	$2,242	$1,714	31%	$2,242	$1,714	31%
The weighted average local market premium was as follows for the three and nine months ended December 31, 2017 and 2016 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2017	2016	Change	2017	2016	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$180	$144	25%	$168	$142	18%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a very small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows. Reduced volatility of local market premiums reduced the amount of metal price lag for the nine months ended December 31, 2017.

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2017 and 2016:

	Exchange Rate as of		Average Exchange Rate		Average Exchange Rate
	December 31, 2017	March 31, 2017	Three Months Ended December 31,		Nine Months Ended December 31,
			2017	2016	2017	2016
U.S. dollar per Euro	1.201	1.068	1.185	1.070	1.163	1.104
Brazilian real per U.S. dollar	3.308	3.168	3.282	3.279	3.227	3.313
South Korean won per U.S. dollar	1,071	1,116	1,093	1,174	1,118	1,151
Canadian dollar per U.S. dollar	1.254	1.329	1.278	1.343	1.288	1.313
Swiss franc per Euro	1.171	1.069	1.168	1.079	1.133	1.088

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
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries. There was no earnings impact of foreign exchange remeasurement, net of related hedges, in the third quarter of fiscal 2018, and a net currency gain of $2 million during the third quarter of fiscal 2017. The movement of currency exchange rates during the third quarter of fiscal 2018 and fiscal 2017 resulted in $4 million of net unrealized gains and less than $4 million of net unrealized losses, respectively, on undesignated foreign currency derivatives.
See Segment Review below for the impact of foreign currency on each of our segments.

Recent Developments

On January 31, 2018, our subsidiary, Novelis Switzerland SA, entered into a framework agreement with a subsidiary of Constellium N.V. (Constellium). Under the agreement, the parties agreed that (i) Novelis will purchase from Constellium all of the real and personal property we lease at our Sierre, Switzerland rolling facility for an aggregate purchase price of €195 million, (ii) Constellium will create a service company that will be jointly owned and operated by the parties to provide certain services to the parties at the Sierre facility, and Novelis will acquire from Constellium a 50% interest in the service company for an aggregate purchase price of €5 million, and (iii) under two commercial arrangements, Constellium will provide ingots to Novelis on a tolling basis and Novelis will provide rolled products to Constellium on a tolling basis, respectively. The parties also agreed to suspend, until the closing of the transactions described in the agreement, the arbitration proceedings currently before the International Chamber of Commerce (ICC) regarding the existing arrangements between them. At the closing of the transactions, the parties will release all of the claims between them, including the claims subject to the ICC arbitration.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016
“Net sales” increased $772 million, or 33%, driven by a 23% increase in average base aluminum prices and a 25% increase in average local market premiums. The increase was also due to a 6% increase in flat rolled product shipments, including a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $722 million, or 38%, due to higher average aluminum prices and a 6% increase in flat rolled product shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $542 million.
“Income before income taxes” for the three months ended December 31, 2017 was $125 million, compared to a $111 million "Income before income taxes" in the three months ended December 31, 2016. In addition to the factors noted above, the following additional items affected “Income before income taxes”:

•
"Restructuring and impairment, net" of $25 million for the three months ended December 31, 2017 primarily related to restructuring actions in Europe. We incurred $1 million of restructuring for the three months ended December 31, 2016 primarily related to severance charges.

•
Net gains related to changes in the fair value of other unrealized derivative instruments was $15 million compared to $21 million of gains in the same period in the prior year, which is reported as "Other (income) expense, net"; and

•	An increase in "Selling, general and administrative expenses" primarily related to an increase in fair value of LTIP awards and an increase in factoring expense.
We recognized $20 million of tax expense for the three months ended December 31, 2017, which resulted in an effective tax rate of 16%, primarily due to a non-cash income tax benefit of $18 million for the remeasurement of deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act offset by the results of operations and tax rate differences in foreign earnings. We recognized $47 million of tax expense for the three months ended December 31, 2016, primarily due to tax rate differences in foreign earnings and tax losses in jurisdictions where we believe it to be more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded.
We reported “Net income attributable to our common shareholder” of $121 million and $63 million for the three months ended December 31, 2017 and 2016, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.
See Note 16 - Segment, Major Customer and Major Supplier information for our definition of segment income, a reconciliation of “Net income (loss) attributable to our common shareholder” to segment income and segment income by region for the three and nine months ended December 31, 2017 and 2016, respectively.
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

Selected Operating Results Three Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$986	$837	$547	$567	$148	$3,085
Shipments
Rolled products - third party	268	217	173	138	—	796
Rolled products - intersegment	1	5	4	8	(18)	—
Total rolled products	269	222	177	146	(18)	796
Non-rolled products	—	1	2	38	—	41
Total shipments	269	223	179	184	(18)	837

Selected Operating Results Three Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$789	$693	$412	$399	$20	$2,313
Shipments
Rolled products - third party	247	222	161	120	—	750
Rolled products - intersegment	—	4	1	5	(10)	—
Total rolled products	247	226	162	125	(10)	750
Non-rolled products	—	1	2	28	—	31
Total shipments	247	227	164	153	(10)	781

The following table reconciles changes in “Segment income” for the three months ended December 31, 2016 to the three months ended December 31, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended December 31, 2016 (B)	$90	$44	$40	$81	$—	$255
Volume	23	(3)	11	23	(8)	46
Conversion premium and product mix	7	2	(9)	(2)	3	1
Conversion costs (C)	(2)	3	1	9	4	15
Foreign exchange	—	6	—	(3)	—	3
Selling, general & administrative and research & development costs (D)	(11)	(2)	—	(8)	(4)	(25)
Other changes (E)	4	—	—	7	(1)	10
Segment income - Three Months Ended December 31, 2017	$111	$50	$43	$107	$(6)	$305
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

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs.

(E)
The State of Espirito Santo grants an indirect tax incentive (ICMS) for companies who fulfill certain requirements. According to this incentive, the Company can recognize a presumed ICMS credit, thus reducing the amounts due to the State. The mentioned incentive is recorded in our consolidated results of operations.

North America
“Net sales” increased $197 million, or 25%, due to higher average aluminum prices, higher can and automotive shipments due to customer demand.
“Segment income” was $111 million, an increase of 23%, primarily due to higher automotive and can volumes and favorable product mix as a result of our portfolio optimization efforts, partially offset by higher selling, general and administrative expenses.
Europe
“Net sales” increased $144 million, or 21%, due to higher average aluminum prices and higher automotive shipments partially offset by lower can and specialties shipments.
“Segment income” was $50 million, an increase of 14%, primarily reflecting foreign currency benefits and favorable product mix as a result of automotive shipment growth and other portfolio optimization efforts. These benefits were partially offset by lower can and specialty volumes.

Asia
“Net sales” increased $135 million, or 33%, due to higher average aluminum prices and higher can and automotive shipments, partially offset by lower can pricing.
“Segment income” was $43 million, a increase of 8%, primarily due to higher can and auto shipments. This was partially offset by lower can pricing.
South America
“Net sales” increased $168 million, or 42%, due to higher can and specialties shipments offset by unfavorable pricing due to higher exports.
“Segment income” was $107 million, an increase of 32%, primarily due to higher can and specialties volumes as well as lower metal input costs and favorable indirect tax incentives offset by higher selling, general and administrative costs.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2017 compared to the Nine Months Ended December 31, 2016
“Net sales” increased $1,578 million or 23%, driven by a 23% increase in average base aluminum prices and an 18% increase in average local market premiums. The increase was also due to a 5% increase in flat rolled product shipments, including a favorable impact from our strategic shift to higher conversion premium products.
“Cost of goods sold (exclusive of depreciation and amortization)” increased $1,434 million, or 25%, due to an increase in flat rolled product shipments and higher average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $1,263 million.
“Income before income taxes” for the nine months ended December 31, 2017 was $692 million, compared to a $109 million "Income before income taxes" in the nine months ended December 31, 2016. In addition to the factors noted above, the following additional items affected “Income before income taxes:”

•
A pre-tax gain on sale of a business of $318 million related to the purchase of shares of UAL by Kobe and the deconsolidation of the remaining assets to form the equity method investment in September 2017 compared to a loss of $27 million recognized on the sale of our interest in Aluminium Company of Malaysia Berhad in the prior year, which was report within (Gain) loss on sale of a business, net

•	"Loss on extinguishment of debt" in the prior year of $112 million relates to the extinguishment of our 2017 and 2020 Senior Notes in fiscal 2017;

•	A decline in interest expense of $39 million primarily due to lower interest rates resulting from the refinancing of the 2017 Notes, 2020 Notes and Term Loan in fiscal 2017;

•	"Restructuring and impairment, net" for the nine months ended December 31, 2017 was $33 million compared to $4 million of expenses in the same period of the prior year;

•	An increase in "Selling, general and administrative expenses " primarily related to an increase in fair value of LTIP awards and an increase in factoring expense; and

•
Increased stability in local market premiums which we are unable to hedge economically resulted in a $5 million metal price lag loss in the first nine months of this fiscal year compared to a $32 million loss in the prior year.

We recognized $179 million of tax expense for the nine months ended December 31, 2017, primarily due to a non-cash tax benefit of $18 million for the remeasurement of deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act offset by the results of operations and tax rate differences in foreign earnings. We recognized $110 million of tax expense for the nine months ended December 31, 2016, primarily due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and unfavorable foreign exchange translation and remeasurement of deferred income taxes, offset by dividends not subject to tax.
We reported “Net income attributable to our common shareholder” of $529 million for the nine months ended December 31, 2017 as compared to "Net loss attributable to our common shareholder" of $2 million for the nine months ended December 31, 2016, primarily as a result of the factors discussed above.

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

Selected Operating Results Nine Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,895	$2,519	$1,565	$1,410	$159	$8,548
Shipments
Rolled products - third party	809	682	527	365	—	2,383
Rolled products - intersegment	7	12	10	22	(51)	—
Total rolled products	816	694	537	387	(51)	2,383
Non-rolled products	—	5	6	97	—	108
Total shipments	816	699	543	484	(51)	2,491

Selected Operating Results Nine Months Ended December 31, 2016	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,307	$2,189	$1,314	$1,090	$70	$6,970
Shipments
Rolled products - third party	740	695	512	331	—	2,278
Rolled products - intersegment	1	13	4	18	(36)	—
Total rolled products	741	708	516	349	(36)	2,278
Non-rolled products	3	6	6	61	—	76
Total shipments	744	714	522	410	(36)	2,354

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2016 to the nine months ended December 31, 2017 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Nine Months Ended December 31, 2016 (B)	$276	$150	$132	$236	$—	$794
Volume	80	(14)	25	44	(14)	121
Conversion premium and product mix	8	12	(27)	(25)	10	(22)
Conversion costs (C)	(7)	10	2	17	3	25
Foreign exchange	2	14	(2)	(4)	—	10
Selling, general & administrative and research & development costs (D)	(21)	(13)	(4)	(17)	(5)	(60)
Other changes (E)	13	(1)	(2)	18	—	28
Segment income - Nine Months Ended December 31, 2017	$351	$158	$124	$269	$(6)	$896
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

(D)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs.

(E)
The State of Espirito Santo grants an indirect tax incentive (ICMS) for companies who fulfill certain requirements. According to this incentive, the Company can recognize a presumed ICMS credit, thus reducing the amounts due to the State. The mentioned incentive is recorded in our consolidated results of operations.

North America
“Net sales” increased $588 million, or 25%, primarily due to higher average aluminum prices and higher can and automotive shipments.
“Segment income” was $351 million, an increase of 27%, primarily due to higher automotive and can volumes and favorable product mix as a result of automotive growth. These positive factors were partially offset by cost inflation and unfavorable selling, general, and administrative costs resulting from increased factoring costs.
Europe
“Net sales” increased $330 million or 15%, primarily due to higher average aluminum prices and higher automotive shipments; partially offset by lower can and specialty shipments.
“Segment income” was $158 million, an increase of 5%, primarily due to favorable foreign currency impact and favorable product mix as a result of our portfolio optimization efforts, higher automotive volumes and favorable cost absorption. These positive factors were partially offset by lower can and specialties volumes, and higher selling, general and administrative costs.

Asia
“Net sales” increased $251 million, or 19%, due to higher average aluminum prices and higher can and automotive shipments; partially offset by lower can pricing and lower specialties shipments.
“Segment income” was $124 million, a decrease of 6%, primarily due to lower can pricing and lower specialties volumes. These negative factors were partially offset by increased can and automotive volumes, and favorable automotive mix.
South America
“Net sales” increased $320 million, or 29%, due to higher average aluminum prices and higher specialties and can shipments; partially offset by unfavorable mix within specialties products and lower can pricing.
“Segment income” was $269 million, an increase of 14%, primarily due to higher can and specialties volumes and lower metal input costs. These positive factors were partially offset by unfavorable price and product mix and higher selling, general and administrative costs.

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
Debt Refinancing
For more information on our most recent debt refinancing activities, please refer to Note 6 - Debt.

As of December 31, 2017, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the nine months ended December 31, 2017)	22%
Consolidated Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2017)	16%
Consolidated assets owned by non-guarantor subsidiaries (as of December 31, 2017)	19%

In addition, for the nine months ended December 31, 2017 and 2016, the Company’s subsidiaries that are not guarantors had net sales of $2.1 billion and $1.7 billion, respectively, and, as of December 31, 2017, those subsidiaries had assets of $2.3 billion and debt and other liabilities of $1.6 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of December 31, 2017 and March 31, 2017 is as follows (in millions):

	December 31, 2017	March 31, 2017
Cash and cash equivalents	$757	$594
Availability under committed credit facilities	967	701
Total liquidity	$1,724	$1,295

We reported liquidity of $1.7 billion as of December 31, 2017, which represents an increase compared to $1.3 billion reported as of March 31, 2017. The increase is primarily attributable to $314 million in proceeds from the sale of shares in UAL and other assets, an increase in the ABL borrowing base of $178 million, and positive free cash flow of $103 million. These increases were partially offset by net payments on short-term and long-term borrowings of $162 million, a reduction in availability of credit facilities of $34 million, and other changes of $40 million. As of December 31, 2017, our availability under committed credit facilities of $967 million was comprised of $739 million under our ABL Revolver and $228 million under our Korea, China, and Middle East loan facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2017, we held $2 million of "Cash and cash equivalents" in Canada, where we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2017, we held $356 million of cash in jurisdictions for which we have asserted that earnings are indefinitely reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2017, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

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
The following table shows “Free cash flow” for the nine months ended December 31, 2017 and 2016, the change between periods, and the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2017	2016	Change
Net cash provided by operating activities	$237	$151	$86
Net cash provided by (used in) investing activities	170	(122)	292
Less: Proceeds from the sale of a business, net of transaction fees, cash income taxes and hedging (A)	(304)	—	(304)
Free cash flow	$103	$29	$74
Ending cash and cash equivalents	$757	$505	$252
_________________________

(A)
This line item includes the proceeds from the sale of shares in Ulsan Aluminum Ltd., to Kobe Steel Ltd. during the three months ended December 31, 2017 in the amount of $314 million. This line item also includes "Outflows from the sale of a business, net of transaction fees," which is comprised of cash of $13 million held by ALCOM, which was a consolidated entity sold during the nine months ended September 30, 2016. We expect additional cash taxes and transaction fees related to Ulsan Aluminum Ltd. of approximately $41 million and $2 million, respectively, to be paid during the remainder of fiscal 2018.

Operating Activities
Net cash provided by operating activities was $237 million for the nine months ended December 31, 2017, which was favorable compared to net cash provided by operating activities of $151 million for the nine months ended December 31, 2016. The favorable variance primarily relates to higher "Segment income". The following summarizes changes in working capital accounts (in millions).

	Nine Months Ended December 31,
	2017	2016	Change
Net cash used in operating activities due to changes in working capital:
Accounts receivable	$(403)	$(108)	$(295)
Inventories	(175)	(200)	25
Accounts payable	221	59	162
Other current assets and liabilities	36	(58)	94
Net change in working capital	$(321)	$(307)	$(14)

Nine Months Ended December 31, 2017
"Accounts receivable, net" increased due to the timing of cash collections on certain customer and related party receivables balances coupled with an 33% increase in sales. To manage the timing of cash collections, we determine the need to factor our receivables based on local cash needs including the need to fund our strategic investments, as well as attempting to balance the timing of cash flows of trade payables and receivables. "Inventories" were higher due to higher quantities on hand and higher average metal costs. The higher quantities of inventory on hand at December 31, 2017 is the result of recent capacity expansions, as well as longer supply chains to support the automotive sector and expand our scrap procurement network. "Accounts payable" increased $221 million in the nine months ended December 31, 2017 due primarily to higher metal input costs.
Included in cash flows from operating activities for the nine months ended December 31, 2017 were $197 million of interest payments, $107 million of cash paid for income taxes, $5 million of payments on restructuring programs, and $73 million of contributions to our pension plans. As of December 31, 2017, we had $36 million of outstanding restructuring liabilities, of which $31 million we estimate will result in cash outflows within the next twelve months.

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
More details on our operating activities can be found above in “Results of operations for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016."

Investing Activities
The following table presents information regarding our “Net cash provided by (used in) investing activities” (in millions).

	Nine Months Ended December 31,
	2017	2016	Change
Capital expenditures	$(136)	$(138)	$2
(Outflows) proceeds from the settlement of derivative instruments, net	(18)	7	(25)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	2	(1)
Proceeds (outflows) from the sale of a business	314	(2)	316
Proceeds from investment in and advances to non-consolidated affiliates, net	9	12	(3)
Net cash provided by (used in) investing activities	$170	$(122)	$292
For the nine months ended December 31, 2017 and December 31, 2016, our "Capital expenditures" were primarily attributable to maintenance of existing property, plant, and equipment.
"Proceeds from the sale of a business, net of certain transaction fees" for the nine months ended December 31, 2017 was primarily due to the sale of shares in Ulsan Aluminum Ltd.
As of December 31, 2017, we had $47 million of outstanding accounts payable and accrued liabilities related to capital expenditures in which the cash outflows will occur subsequent to December 31, 2017. We expect capital expenditures for fiscal 2018 to be approximately $250 million.
The settlement of undesignated derivative instruments resulted in cash outflow of $18 million and cash inflow of $7 million, in the nine months ended December 31, 2017 and 2016, respectively. The variance in these cash flows related primarily to changes in average aluminum prices and foreign currency rates which impact gains or losses we realize on the settlement of derivatives.
“Proceeds from investments in and advances to non–consolidated affiliates, net" for nine months ended December 31, 2017 and 2016 were primarily comprised of loan repayments and advances made to our non-consolidated affiliate, Alunorf, to fund capital expenditures.
Financing Activities
The following table presents information regarding our “Net cash used in financing activities” (in millions).

	Nine Months Ended December 31,
	2017	2016	Change
Proceeds from issuance of long-term and short-term borrowings	$—	$2,770	$(2,770)
Principal payments of long-term and short-term borrowings	(138)	(2,676)	2,538
Revolving credit facilities and other, net	(140)	(20)	(120)
Debt issuance costs	(5)	(139)	134
Net cash used in financing activities	$(283)	$(65)	$(218)
Nine Months Ended December 31, 2017
During the nine months ended December 31, 2017, there were no issuances of long or short-term borrowings. We made principal repayments of $50 million on short-term loans in Brazil, $14 million on our Term Loan Facility, $68 million on Korean long-term debt and $6 million on capital leases. The net cash repayments from our credit facilities balance is related to payments of $119 million on our ABL Revolver and $21 million on our China credit facilities.

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
Derivative Instruments
See Note 10 — Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a description of derivative instruments.
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
See Note 5 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for details on our guarantee of indebtedness to Alunorf, our non-consolidated affiliate.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017 and March 31, 2017, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 6 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" in Item 7. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2017 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
During the nine months ended December 31, 2017, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2017.
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
See Liquidity and Capital Resources section for our definition of "Free cash flow".

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
Commodity Price Risks
Aluminum
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2017, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(106)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2017, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(4)
Natural Gas	(10)%	(6)
Diesel Fuel	(10)%	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2017, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(22)
Euro	10%	(39)
Korean won	(10)%	(31)
Canadian dollar	(10)%	(4)
British pound	(10)%	(19)
Swiss franc	(10)%	(40)
Chinese yuan	10%	(8)
Interest Rate Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2017, given a 100 bps decrease in the benchmark interest rate ($ in millions).

	Change in Rate			Change in Fair Value
Interest Rate Contracts
Asia - KRW-CD-3200	(100)	bps	—	$—

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
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
Date: February 1, 2018

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