Form 10-Q
period 2018-06-30
Novelis Inc.
filed 2018-08-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of August 6, 2018, the Registrant had 1,000 shares of common stock, no par value, outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2018	2017
Net sales	$3,097	$2,669
Cost of goods sold (exclusive of depreciation and amortization)	2,591	2,256
Selling, general and administrative expenses	119	101
Depreciation and amortization	86	90
Interest expense and amortization of debt issuance costs	66	64
Research and development expenses	15	15
Restructuring and impairment, net	1	1
Other expense (income), net	29	(2)
	2,907	2,525
Income before income taxes	190	144
Income tax provision	53	43
Net income	137	101
Net income attributable to noncontrolling interests	—	—
Net income attributable to our common shareholder	$137	$101
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in millions)

	Three Months Ended June 30,
	2018	2017
Net income	$137	$101
Other comprehensive (loss) income:
Currency translation adjustment	(117)	63
Net change in fair value of effective portion of cash flow hedges	(68)	44
Net change in pension and other benefits	18	(5)
Other comprehensive (loss) income before income tax effect	(167)	102
Income tax (benefit) provision related to items of other comprehensive (loss) income	(14)	15
Other comprehensive (loss) income, net of tax	(153)	87
Comprehensive (loss) income	(16)	188
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	—	(1)
Comprehensive (loss) income attributable to our common shareholder	$(16)	$189
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2018	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$853	$920
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 and $7 as of June 30, 2018 and March 31, 2018, respectively)	1,537	1,353
— related parties	213	242
Inventories	1,723	1,560
Prepaid expenses and other current assets	149	125
Fair value of derivative instruments	119	159
Assets held for sale	5	5
Total current assets	4,599	4,364
Property, plant and equipment, net	3,020	3,110
Goodwill	607	607
Intangible assets, net	397	410
Investment in and advances to non–consolidated affiliates	810	849
Deferred income tax assets	90	63
Other long–term assets
— third parties	95	97
— related parties	3	3
Total assets	$9,621	$9,503
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$89	$121
Short–term borrowings	39	49
Accounts payable
— third parties	2,255	2,051
— related parties	214	205
Fair value of derivative instruments	148	106
Accrued expenses and other current liabilities	524	591
Total current liabilities	3,269	3,123
Long–term debt, net of current portion	4,334	4,336
Deferred income tax liabilities	125	164
Accrued postretirement benefits	815	825
Other long–term liabilities	235	232
Total liabilities	8,778	8,680
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018	—	—
Additional paid–in capital	1,404	1,404
Accumulated deficit	(94)	(283)
Accumulated other comprehensive loss	(430)	(261)
Total equity of our common shareholder	880	860
Noncontrolling interests	(37)	(37)
Total equity	843	823
Total liabilities and equity	$9,621	$9,503
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$137	$101
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	86	90
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	24	(2)
Loss on sale of assets	3	1
Deferred income taxes	(14)	9
Loss on foreign exchange remeasurement of debt	—	1
Amortization of debt issuance costs and carrying value adjustments	5	5
Other, net	—	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(201)	(99)
Inventories	(205)	(137)
Accounts payable	283	72
Other current assets	(29)	8
Other current liabilities	(58)	(105)
Other noncurrent assets	—	(6)
Other noncurrent liabilities	17	15
Net cash provided by (used in) operating activities	48	(48)
INVESTING ACTIVITIES
Capital expenditures	(54)	(39)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	1
Proceeds from investment in and advances to non-consolidated affiliates, net	6	6
(Outflows) proceeds from the settlement of derivative instruments, net	(7)	1
Other	3	3
Net cash used in investing activities	(52)	(28)
FINANCING ACTIVITIES
Principal payments of long-term and short-term borrowings	(34)	(57)
Revolving credit facilities and other, net	(9)	113
Debt issuance costs	—	(2)
Net cash (used in) provided by financing activities	(43)	54
Net decrease in cash, cash equivalents and restricted cash	(47)	(22)
Effect of exchange rate changes on cash	(19)	(7)
Cash, cash equivalents and restricted cash — beginning of period	932	604
Cash, cash equivalents and restricted cash — end of period	$866	$575

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S (DEFICIT) EQUITY (unaudited)
(in millions, except number of shares)

	(Deficit) Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	101	—	—	101
Currency translation adjustment included in AOCI	—	—	—	—	63	—	63
Change in fair value of effective portion of cash flow hedges, net of tax provision of $16 million included in AOCI	—	—	—	—	28	—	28
Change in pension and other benefits, net of tax benefit of $1 million included in AOCI	—	—	—	—	(3)	(1)	(4)
Balance as of June 30, 2017	1,000	$—	$1,404	$(817)	$(457)	$(19)	$111

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of accounting standards updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	—	1,404	(231)	(277)	(37)	859
Net income attributable to our common shareholder	—	—	—	137	—	—	137
Currency translation adjustment included in AOCI	—	—	—	—	(117)	—	(117)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $19 million included in AOCI	—	—	—	—	(49)	—	(49)
Change in pension and other benefits, net of tax provision of $5 million included in AOCI	—	—	—	—	13	—	13
Balance as of June 30, 2018	1,000	$—	$1,404	$(94)	$(430)	$(37)	$843

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
Organization and Description of Business
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality products around the world. As of June 30, 2018, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
The March 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Annual Report on Form 10-K for the year-ended March 31, 2018 filed with the United States Securities and Exchange Commission (SEC) on May 8, 2018. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Reclassification
Certain prior period amounts have been adjusted as a result of the adoption of new accounting standards.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Adopted Accounting Standards
Effective for the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments which supersedes the standard in former ASC 605, Revenue Recognition. The new standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. We adopted Topic 606 using the modified retrospective transition approach. We determined that our existing revenue recognition practices were in compliance with Topic 606. Accordingly, there was no cumulative effect adjustment to the opening balance of retained earnings in the consolidated balance sheet in the first quarter of 2018, as the adoption did not result in a change to our timing of revenue recognition. See Note 2 — Revenue from Contracts with Customers for additional disclosures related to the adoption of this standard. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.
Effective for the first quarter of fiscal 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income/(loss) to retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted.  Additionally, the ASU requires new disclosures by all companies. Other than those effects related to the Act, the company releases the income tax effect from accumulated other comprehensive income (loss) ("AOCI") in the period when the underlying transaction impacts earnings. We early adopted this accounting standard in the first quarter of fiscal 2019 and reclassified $16 million into retained earnings of our common shareholder from AOCI. This reclassification consists of deferred taxes originally recorded in AOCI at rates that exceed the newly enacted U.S. federal corporate tax rate. There was no impact to net income.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  This update was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the standard in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Under the new standard, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The adoption of this standard did not have an impact on the condensed consolidated financial statements. This standard will need to be considered if Novelis initiates a modification that is determined to be a substantive change to an outstanding stock-based award.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to other expense (income) for the comparative periods. For the three months ended June 30, 2017, we reclassified, with no impact to net income, net periodic benefit cost totaling $10 million ($5 million from cost of goods sold (exclusive of depreciation and amortization) and $5 million from selling, general and administrative ("SG&A") expenses).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Effective for the first quarter of fiscal 2019, we adopted ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. The amendments in this update include (i) clarification that non-financial assets within the scope of ASC 610-20 may include non-financial assets transferred within a legal entity to a counterparty; (ii) clarification that an entity should allocate consideration to each distinct asset by applying the standard in ASC 606 on allocating the transaction price to performance obligations; and (iii) a requirement for entities to derecognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 810, and transfers control of the asset in accordance with ASC 606. The adoption of this standard did not have an impact on the condensed consolidated financial statements.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. In addition, the amendments provide more consistency in applying the standard, reduce the costs of application, and make the definition of a business more operable. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset group of similar assets, the assets acquired (or disposed of) are not considered a business. There was no impact upon adoption.
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) - Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the consolidated statement of cash flows. Transfers between restricted cash and cash and cash equivalents will no longer be presented in the operating section of the consolidated Statement of Cash Flows. We adopted this standard on a retrospective basis and will disclose the nature of the restrictions for material balances of restricted cash.

Amounts included in restricted cash represent those required to be set aside for employee benefits. The following table reconciles cash and cash equivalents as reported on the condensed consolidated balance sheet to cash, cash equivalents and restricted cash as reported on the condensed consolidated statement of cash flows. Prior period amounts have been adjusted to conform to the current period presentation.

	June 30, 2018	March 31, 2018
Cash and cash equivalents	$853	$920
Restricted cash (included in prepaid expenses and other current assets)	1	—
Restricted cash (included in other long-term assets)	12	12
Total cash, cash equivalents, and restricted cash	$866	$932
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates the exception for all intra-entity sales of assets other than inventory. It requires the tax effect of intra-entity sales of assets other than inventory to be recognized currently which will impact Novelis’ effective tax rate.  The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs. We have adopted this standard on a modified retrospective basis and the cumulative effect of the change on retained earnings is $36 million with a corresponding impact to deferred tax balances.
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new standard applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items. We adopted this standard on a retrospective basis and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.  For the three months ended June 30, 2017, we reclassified $3 million from accounts receivable within operating activities into the line item "Other" within investing activities on the condensed consolidated statement of cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Issued Accounting Standards
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. Early adoption is permitted. These changes become effective for Novelis on April 1, 2020. This standard will need to be considered each time Novelis performs an assessment of goodwill for impairment under the quantitative test. We are currently evaluating the impact of this standard and we do not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective, will require organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. These changes become effective for Novelis on April 1, 2019 for the annual reporting period (including interim periods therein). Novelis has established a cross-functional project team to lead the implementation effort. The Company is currently evaluating the impact of the new standard.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

2.    REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company's contracts with customers are comprised of purchase orders along with standard terms and conditions. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer at a point in time. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). The length of payment terms can vary per contract but none extend beyond one year. Revenue is recognized net of any volume rebates or other incentives.
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments; North America, South America, Asia and Europe. See Note 16 — Segment, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2018	March 31, 2018
Finished goods	$439	$416
Work in process	809	730
Raw materials	311	248
Supplies	164	166
Inventories	$1,723	$1,560

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

4.    CONSOLIDATION
Variable Interest Entities (VIE)
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is thinly capitalized and relies on the regular reimbursement of costs and expenses by Novelis and Tri-Arrows to fund its operations. This reimbursement is considered a variable interest as it constitutes a form of financing the activities of Logan. As Logan is dependent upon the investors for ongoing capital to support the operations of the entity, Logan is a variable interest entity ("VIE"). The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have the ability to make decisions regarding Logan’s production operations and the obligation to absorb Logan's expected losses. These facts qualify us as Logan’s primary beneficiary and this entity is consolidated for all periods presented.

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

	June 30, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$2	$—
Accounts receivable	20	39
Inventories	68	67
Prepaid expenses and other current assets	1	1
Total current assets	91	107
Property, plant and equipment, net	25	27
Goodwill	12	12
Deferred income taxes	67	67
Other long-term assets	30	26
Total assets	$225	$239
Liabilities
Current liabilities
Accounts payable	$31	$43
Accrued expenses and other current liabilities	14	22
Total current liabilities	45	65
Accrued postretirement benefits	249	245
Other long-term liabilities	1	1
Total liabilities	$295	$311

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

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

Alunorf is a joint venture between Novelis Deutschland GmbH (Novelis), a subsidiary of Novelis Inc., and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf takes aluminum from Novelis and Hydro, tolls the aluminum and returns the aluminum to Novelis and/or Hydro. We do not consolidate Alunorf and account for it as an equity method investment.

UAL is a joint venture between Novelis Korea Ltd. (Novelis Korea), a subsidiary of Novelis Inc., and Kobe Steel Ltd. (Kobe), an unrelated party. UAL is also a VIE. The entity that has a controlling financial interest in a VIE is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We do not have the sole decision-making ability regarding UAL's production operations and other significant decisions as the Board of Directors has ultimate control over these decisions. The entity is controlled by the Board of Directors and we share power jointly with Kobe. In addition, we do not have the ability to take the majority share of production and associated costs over the life of the joint venture. As such, we determined Novelis is not the primary beneficiary.

The following table summarizes the results of operations of our equity method affiliates, and the nature and amounts of significant transactions we have with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
	2018	2017
Net sales	$318	$117
Costs, expenses	315	116
Provision for taxes on income	1	—
Net income	$2	$1
Purchases of tolling services from Alunorf (Novelis' share)	$64	$58

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with Alunorf or UAL.

	June 30, 2018	March 31, 2018
Accounts receivable-related parties	$213	$242
Other long-term assets-related parties	$3	$3
Accounts payable-related parties	$214	$205

We earned less than $1 million of interest income on a loan due from Alunorf during each of the periods presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was recorded as of June 30, 2018 and March 31, 2018.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros. As of June 30, 2018, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of June 30, 2018, this guarantee totaled $2 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the three months ended June 30, 2018 and 2017, “Net sales” were less than $1 million, respectively, between Novelis and Hindalco. As of June 30, 2018 and March 31, 2018, there were less than $1 million in "Accounts receivable, net - related parties", respectively, outstanding related to transactions with Hindalco. During the three months ended June 30, 2018 and 2017, Novelis did not purchase any raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.    DEBT
Debt consisted of the following (in millions).

	June 30, 2018				March 31, 2018
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	4.23%	$39	$—	$39	$49	$—	$49
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.18%	1,773	(40)	1,733	1,778	(43)	1,735
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(20)	1,480	1,500	(21)	1,479
6.25% Senior Notes, due August 2024	6.25%	1,150	(16)	1,134	1,150	(17)	1,133
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 72 billion)	2.74%	64	—	64	95	—	95
Novelis Switzerland S.A.
Capital lease obligations, due through December 2019 (Swiss francs (CHF) 10 million)	7.50%	10	—	10	12	—	12
Novelis do Brasil Ltda.
BNDES loans, due through April 2021 (BRL 4 million)	6.12%	1	—	1	2	—	2
Other
Capital Lease Obligations and Other debt, due through December 2020	5.74%	1	—	1	1	—	1
Total debt		4,538	(76)	4,462	4,587	(81)	4,506
Less: Short term borrowings		(39)	—	(39)	(49)	—	(49)
Less: Current portion of long term debt		(89)	—	(89)	(121)	—	(121)
Long-term debt, net of current portion		$4,410	$(76)	$4,334	$4,417	$(81)	$4,336
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2018, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2018 (for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2018	Amount
Short-term borrowings and current portion of long-term debt due within one year	$128
2 years	21
3 years	20
4 years	1,719
5 years	—
Thereafter	2,650
Total	$4,538
Senior Secured Credit Facilities
Term Loan Facility

In September 2017, we amended our Term Loan Credit Agreement (the "Term Loan Amendment"). The facility (Term Loan Facility) consists of a $1.8 billion five-year secured term loan. As of June 30, 2018, $18 million of the Term Loan Facility is due within one year. Refer to our Form 10-K for the year-ended March 31, 2018 for details on the issuance of the term loan facility and its respective covenants. As of June 30, 2018, we were in compliance with the covenants for our term loan.

ABL Revolver

In September 2017, we amended and extended the ABL Revolver. The facility (ABL Revolver) consists of a $1 billion asset based loan. As of June 30, 2018, $8 million of the ABL Revolver was utilized for letters of credit, and we had $945 million in remaining availability under the ABL Revolver. Refer to our Form 10-K for the year-ended March 31, 2018 for details on the ABL credit facility and its respective covenants. As of June 30, 2018, we were in compliance with the covenants for our ABL revolver.

Short-Term Borrowings
As of June 30, 2018, our short-term borrowings were $39 million consisting of $38 million in Novelis China loans (CNY 249 million), and $1 million in other short-term borrowings.
As of June 30, 2018, we had availability under our Novelis Korea and Novelis China revolving credit facilities and credit lines of $108 million (KRW 120 billion) and $6 million (CNY 41 million), respectively.

Korean Bank Loans
All of the Korean Bank Loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.80% to 1.21%.
Senior Notes
Refer to our Form 10-K for the year-ended March 31, 2018 for details on the issuances of the senior notes and their respective covenants. As of June 30, 2018, we were in compliance with the covenants for our Senior Notes.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 10 — Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), phantom restricted stock units (RSUs), and Novelis Performance Units (Novelis PUs) are granted to certain executive officers and key employees.
The Hindalco SARs vest at the rate of 25% or 33% per year, subject to the achievement of an annual performance target. Fiscal 2012 through fiscal 2016 SARs expire seven years from the original date, while fiscal 2017 and onwards SARs expire seven years from their original grant date. The performance criterion for vesting the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target operating EBIDTA. The RSUs are based on Hindalco's stock price. The RSUs vest 33% per year over three years, subject to continued employment with the Company, but are not subject to performance criteria.
During the three months ended June 30, 2018, we granted 2,240,125 RSUs, and 2,359,595 Hindalco SARs. Total compensation expense related to these plans for the respective periods was $7 million and $5 million for the three months ended June 30, 2018 and 2017, respectively. These amounts are included in “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As the performance criteria for fiscal years 2020, 2021 and 2022 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded. As of June 30, 2018, the outstanding liability related to share-based compensation was $15 million.
The cash payments made to settle SAR liabilities were $3 million in both the three months ended June 30, 2018 and 2017 periods. Total cash payments made to settle Hindalco RSUs were $14 million and $8 million in the three months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Service cost	$10	$11	$2	$2
Interest cost	15	15	2	1
Expected return on assets	(16)	(16)	—	—
Amortization — losses, net	8	9	1	1
Net periodic benefit cost (A)	$17	$19	$5	$4
_________________________
(A) Service cost is included within Cost of goods sold (exclusive of depreciation and amortization) and Selling, general and administrative expenses and all other cost components are recorded within Other Expense (Income).

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

	Three Months Ended June 30,
	2018	2017
Funded pension plans	$2	$3
Unfunded pension plans	3	3
Savings and defined contribution pension plans	9	8
Total contributions	$14	$14
During the remainder of fiscal 2019, we expect to contribute an additional $24 million to our funded pension plans, $11 million to our unfunded pension plans and $19 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other expense (income), net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2018	2017
Gain on remeasurement of monetary assets and liabilities, net	$(6)	$(29)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	6	30
Currency losses, net	$—	$1
The following currency gains (losses) are included in “Accumulated other comprehensive loss", net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2018	Year Ended March 31, 2018

Cumulative currency translation adjustment — beginning of period	$(65)	$(256)
Effect of changes in exchange rates	(117)	191
Cumulative currency translation adjustment — end of period	$(182)	$(65)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of June 30, 2018 and March 31, 2018 (in millions).

	June 30, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$42	$—	$(8)	$—	$34
Currency exchange contracts	1	—	(29)	(4)	(32)
Energy contracts	—	—	(1)	(7)	(8)
Total derivatives designated as hedging instruments	43	—	(38)	(11)	(6)
Derivatives not designated as hedging instruments
Metal contracts	55	—	(54)	—	1
Currency exchange contracts	19	2	(56)	(1)	(36)
Energy contracts	2	—	—	—	2
Total derivatives not designated as hedging instruments	76	2	(110)	(1)	(33)
Total derivative fair value	$119	$2	$(148)	$(12)	$(39)

	March 31, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$63	$1	$(1)	$—	$63
Currency exchange contracts	5	—	(7)	—	(2)
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	68	2	(10)	(7)	53
Derivatives not designated as hedging instruments:
Metal contracts	75	—	(64)	—	11
Currency exchange contracts	15	—	(32)	(1)	(18)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	91	—	(96)	(1)	(6)
Total derivative fair value	$159	$2	$(106)	$(8)	$47

_________________________

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Metal
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange (LME) (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as metal price lag. We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2018 and March 31, 2018.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of June 30, 2018 and March 31, 2018.
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
In the first quarter of fiscal year 2019, we entered into LME copper forward contracts. As of June 30, 2018, we had contracts with a notional amount of 300 MT and the fair value was a liability of less than $1 million. These contracts are undesignated with an average duration of less than 1 year.
The following table summarizes our notional amounts (in kt).

	June 30, 2018	March 31, 2018
Hedge type
Purchase (sale)
Cash flow sales	(470)	(423)
Not designated	(74)	(74)
Total, net	(544)	(497)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $583 million and $499 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2018 and March 31, 2018, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of June 30, 2018 and March 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of June 30, 2018 and March 31, 2018, we had outstanding foreign currency exchange contracts with a total notional amount of $1,112 million and $1,024 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal 2019 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of June 30, 2018 and March 31, 2018, there was 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $6 million and $7 million, respectively. The electricity swap was designated as a cash flow hedge in the first quarter of fiscal year 2017.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 19 million MMBTUs designated as cash flow hedges as of June 30, 2018, and the fair value was a liability of $2 million. There was a notional of 20 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2018 and the fair value was a liability of $1 million. The average duration of designated contracts is less than three years. As of June 30, 2018 and March 31, 2018, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value for the forward contracts not designated as hedges as of June 30, 2018 was an asset of less than $1 million, and as of March 31, 2018 was a liability of less than $1 million. The average duration of undesignated contracts is less than 2 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of June 30, 2018. As of June 30, 2018 and March 31, 2018, we had 4 million and 5 million gallons of diesel fuel forward purchase contracts outstanding. The fair value as of June 30, 2018 and March 31, 2018 was an asset of $2 million. The average duration of undesignated contracts is less than two years in length.
Interest Rate
As of June 30, 2018, we had no outstanding swaps, as all swaps expired concurrent with the maturity of the related loans. As of March 31, 2018, $28 million (KRW 30 billion) were designated as cash flow hedges.

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

	Three Months Ended June 30,
	2018	2017
Derivative instruments not designated as hedges
Metal contracts	$(16)	$14
Currency exchange contracts	(10)	(38)
Energy contracts (A)	2	1
Loss recognized in "Other expense (income), net"	(24)	(23)
Derivative instruments designated as hedges
Gain recognized in "Other expense (income), net" (B)	—	5
Total loss recognized in "Other expense (income), net"	$(24)	$(18)
Balance sheet remeasurement currency exchange contract losses	$(6)	$(30)
Realized losses, net	(14)	(4)
Unrealized gains on other derivative instruments, net	(4)	16
Total loss recognized in "Other expense (income), net"	$(24)	$(18)
 _________________________

(A)	Includes amounts related to diesel and natural gas swaps not designated as hedges.

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

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expense, net” (Ineffective and Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
Cash flow hedging derivatives	2018	2017	2018	2017
Metal contracts	$(65)	$29	$—	$5
Currency exchange contracts	(35)	(11)	—	—
Energy contracts	—	(2)	—	—
Total cash flow hedging derivatives	$(100)	$16	$—	$5

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2018	2017
Energy contracts (A)	$(1)	$(1)	Cost of goods sold (B)
Metal contracts	—	(32)	Cost of goods sold (B)
Metal contracts	(27)	—	Net sales
Currency exchange contracts	(2)	3	Cost of goods sold (B)
Currency exchange contracts	(1)	2	Net sales
Total	$(31)	$(28)	Loss before taxes
	6	10	Income tax benefit
	$(25)	$(18)	Net loss
_________________________

(A)	Includes amounts related to electricity and natural gas swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following table summarizes the location and amount of gain (loss) that was reclassified from accumulated other comprehensive (loss) income into earnings and the amount excluded from the assessment of effectiveness for the three months ended June 30, 2018.

	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization	Interest Expense	Other Expense (Income), Net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of loss reclassified from AOCI into income	$(27)	—	—	—	—	—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	—	$(1)	—	—	—	—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(1)	$(2)	—	—	—	—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	(65)	28	(240)	(277)
Other comprehensive (loss) income before reclassifications	(117)	(74)	6	(185)
Amounts reclassified from AOCI, net	—	25	7	32
Net current-period other comprehensive (loss) income	(117)	(49)	13	(153)
Balance as of June 30, 2018	$(182)	$(21)	$(227)	$(430)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income (loss) before reclassifications	63	10	(10)	63
Amounts reclassified from AOCI, net	—	18	7	25
Net current-period other comprehensive income (loss)	63	28	(3)	88
Balance as of June 30, 2017	$(193)	$(18)	$(246)	$(457)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 10 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 8 — Postretirement Benefit Plans.

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
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum and copper forward contracts, natural gas and diesel fuel forward contracts.
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
For the electricity swap, the average forward price at June 30, 2018, estimated using the method described above, was $41 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $39 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2018 and March 31, 2018, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2018 and March 31, 2018 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2018		March 31, 2018
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$97	$(62)	$139	$(65)
Currency exchange contracts	22	(90)	20	(40)
Energy contracts	2	(2)	2	(2)
Total level 2 instruments	121	(154)	161	(107)
Level 3 instruments
Energy contracts	—	(6)	—	(7)
Total level 3 instruments	—	(6)	—	(7)
Total gross	$121	$(160)	$161	$(114)
Netting adjustment (A)	$(53)	$53	$(57)	$57
Total net	$68	$(107)	$104	$(57)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $1 million for the three months ended June 30, 2018 related to Level 3 financial instruments that were still held as of June 30, 2018. These unrealized gains were included in “Other expense (income), net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2018	$(7)
Unrealized/realized gain included in earnings (B)	1
Unrealized gain included in AOCI (C)	1
Settlements (B)	(1)
Balance as of June 30, 2018	$(6)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other expense (income), net.”

(C)	Included in "Change in fair value of effective portion of cash flow hedges, net"

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

	June 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$3	$3	$3	$3
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,423	$4,468	$4,457	$4,569

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    OTHER EXPENSE (INCOME), NET
“Other expense (income), net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2018	2017
Currency losses, net (A)	$—	$1
Unrealized losses (gains) on change in fair value of derivative instruments, net (B)	4	(16)
Realized losses on change in fair value of derivative instruments, net (B)	14	4
Loss on sale of assets, net	3	1
Loss on Brazilian tax litigation, net (C)	—	1
Interest income	(3)	(2)
Non-operating net periodic benefit cost (D)	8	10
Other, net	3	(1)
Other expense (income), net	$29	$(2)
 _________________________

(A)	See Note 9 — Currency Losses (Gains) for further details.

(B)	See Note 10 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 15 — Commitments and Contingencies – Brazil Tax and Legal Matters for further details.

(D)
Represents non-operating net periodic benefit cost, exclusive of service cost for the Company's pension and other Post-retirement plans. For further details, refer to Note 1 — Business and Summary of Significant Accounting Policies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2018	2017
Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$189	$144
Canadian statutory tax rate	25%	25%
Provision at the Canadian statutory rate	$47	$36
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	2	3
Exchange remeasurement of deferred income taxes	(8)	(3)
Change in valuation allowances	4	2
Tax credits	(5)	(3)
Tax rate differences on foreign earnings	8	6
Uncertain tax positions	2	2
Non-deductible expenses and other	3	—
Income tax provision	$53	$43
Effective tax rate	28%	30%
Our effective tax rate differs from the Canadian statutory rate due primarily to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which are shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances; (4) differences between Canadian and foreign statutory tax rates applied to earnings in foreign jurisdictions and foreign withholding tax expense shown above as tax rate differences on foreign earnings.
As of June 30, 2018, we had a net deferred tax liability of $35 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $733 million. It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. The Company recorded a $19 million discrete benefit for the remeasurement of deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items was realized during the fiscal year ended March 31, 2018. The amount is provisional and is subject to change as the Company obtains information necessary to complete the calculations. The Company continues to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, and review U.S. state guidance as it is issued. No additional impact was recorded in the period ended June 30, 2018. The Company expects to complete the analysis of the provisional items within the one-year measurement period during fiscal year ending March 31, 2019. The following information is needed to complete the accounting for the remeasurement of deferred tax assets and liabilities:

•	Determination of state conformity

•	Actual reversals of temporary differences based on tax return filing positions

Based on an initial assessment of the Act, the Company believes that the most significant impact on the Company’s consolidated financial statements is the remeasurement of deferred tax assets and liabilities. Other provisions of the Act are not expected to have a material impact on the fiscal year 2019 consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2017. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $25 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $75 million.  This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2018 and March 31, 2018 were approximately $12 million and $14 million, respectively. Of the total $12 million, $8 million was associated with restructuring actions and the remaining $4 million is associated with undiscounted environmental clean-up costs. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets. Total settlement liabilities were $48 million and $58 million for the periods ended June 30, 2018 and March 31, 2018, respectively.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $23 million and $29 million for the periods ended June 30, 2018 and March 31, 2018, respectively. The related liabilities are included in "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
For additional information, please refer to our Annual Report on Form 10-K for the year ended March 31, 2018.

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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies shown in our Annual Report on Form 10-K for the year ended March 31, 2018.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

June 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$497	$313	$—	$—	$810
Total assets	$2,691	$3,051	$1,843	$1,839	$197	$9,621

March 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$522	$327	$—	$—	$849
Total assets	$2,569	$3,151	$1,796	$1,781	$206	$9,503

Selected Operating Results Three Months Ended June 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,121	$853	$542	$518	$63	$3,097
Net sales-intersegment	—	15	8	10	(33)	—
Net sales	$1,121	$868	$550	$528	$30	$3,097

Depreciation and amortization	$37	$27	$17	$17	$(12)	$86
Income tax provision	$14	$4	$6	$24	$5	$53
Capital expenditures	$22	$16	$2	$10	$4	$54

Selected Operating Results Three Months Ended June 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$944	$810	$494	$371	$50	$2,669
Net sales-intersegment	6	11	10	9	(36)	—
Net sales	$950	$821	$504	$380	$14	$2,669

Depreciation and amortization	$38	$27	$15	$16	$(6)	$90
Income tax provision	$11	$7	$7	$12	$6	$43
Capital expenditures	$15	$9	$4	$7	$4	$39

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below reconciles “Net income attributable to our common shareholder” to Segment income from reportable segments for the three months ended June 30, 2018 and 2017 (in millions).

	Three Months Ended June 30,
	2018	2017
Net income attributable to our common shareholder	$137	$101
Noncontrolling interests	—	—
Income tax provision	53	43
Depreciation and amortization	86	90
Interest expense and amortization of debt issuance costs	66	64
Adjustment to reconcile proportional consolidation	16	8
Unrealized losses (gains) on change in fair value of derivative instruments, net	4	(16)
Realized gains on derivative instruments not included in segment income	—	(1)
Restructuring and impairment, net	1	1
Loss on sale of fixed assets	3	1
Metal price lag	(33)	1
Other, net	(1)	(3)
Total of reportable segments	$332	$289
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
"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below displays income from reportable segments for the three months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,
	2018	2017
North America	$119	$116
Europe	61	57
Asia	55	44
South America	97	72
Total of reportable segments	$332	$289

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our net sales by value stream.

	Three Months Ended June 30,
	2018	2017
Can	$1,689	$1,365
Automotive	726	646
Specialty (and other)	682	658
Total net sales	$3,097	$2,669

Major Customers
The following table displays our net sales to the Affiliates of Ball Corporation (Ball), Crown Holdings Incorporated (Crown) and Ford Motor Company (Ford), our three largest customers, as a percentage of total “Net sales.”

	Three Months Ended June 30,
	2018	2017
Ball	24%	21%
Ford	10%	11%
Crown	9%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2018	2017
Purchases from RT as a percentage of total combined metal purchases	10%	10%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

17.    SUBSEQUENT EVENTS
On July 23, 2018, we completed the acquisition of real and personal property that we historically leased at our Sierre, Switzerland rolling facility from Constellium for €197.5 million (approximately $231 million). We simultaneously acquired a 50% ownership for €2.5 million (approximately $3 million) in a service company that will be jointly owned and operated by both Novelis and Constellium to provide certain services to the parties at the Sierre facility.

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
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality product around the world. As of June 30, 2018, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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
References to our Form 10-K made throughout this document refer to our Annual Report on Form 10-K for the year ended March 31, 2018, filed with the United States Securities and Exchange Commission (SEC) on May 8, 2018.

HIGHLIGHTS
We reported "Net income attributable to our common shareholder" of $137 million in the three months ended June 30, 2018, compared to $101 million in the three months ended June 30, 2017. "Segment income" was $332 million, an increase of 15%, for the first quarter of fiscal 2019 compared to $289 million for the first quarter of fiscal 2018. The increase in both periods are primarily due to increased shipments, improved operational performance and benefits resulting from recent capital investments and rising metal prices. Further, these factors drove net cash provided by operating activities to $48 million for the three months ended June 30, 2018, an improvement of $96 million from the prior comparable period.

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

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	March 31, 2018	June 30, 2018
Net sales	$2,669	$2,794	$2,933	$3,066	$11,462	$3,097
Percentage increase in net sales versus comparable previous year period	16%	18%	27%	17%	20%	16%
Rolled product shipments:
North America	273	274	269	273	1,089	274
Europe	235	237	222	236	930	232
Asia	180	180	177	174	711	175
South America	110	131	146	136	523	126
Eliminations	(13)	(20)	(18)	(14)	(65)	(10)
Total	785	802	796	805	3,188	797

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	13%	9%	9%	1%	8%	—%
Europe	(4)%	—%	(2)%	—%	(1)%	(1)%
Asia	1%	2%	9%	—%	3%	(3)%
South America	7%	8%	17%	9%	10%	15%
Total	4%	4%	6%	2%	4%	2%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Percent
	2018	2017	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,997	$1,947	3%
Average cash price during the period	$2,259	$1,911	18%
Closing cash price as of end of period	$2,183	$1,909	14%
The weighted average local market premium for the three months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Percent
	2018	2017	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$307	$157	96%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The majority of our local market premium hedging occurs in North America; however, the exposure is not fully hedged. In our Europe and Asia regions, the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income tax provision” and “Net income attributable to noncontrolling interests.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
See Segment Review below for the impact of metal price lag on each of our segments.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three months ended June 30, 2018 and 2017:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended June 30,
	June 30, 2018	March 31, 2018	2018	2017
U.S. dollar per Euro	1.168	1.230	1.181	1.119
Brazilian real per U.S. dollar	3.856	3.324	3.691	3.250
South Korean won per U.S. dollar	1,122	1,067	1,093	1,131
Canadian dollar per U.S. dollar	1.315	1.289	1.298	1.338
Swiss franc per Euro	1.159	1.178	1.168	1.089

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

Recent Developments

On July 26th, 2018, Novelis announced it has signed a definitive agreement to acquire Aleris Corporation, a global supplier of rolled aluminum products, for approximately $2.6 billion including the assumption of debt. As part of the acquisition, Novelis will acquire Aleris’ 13 manufacturing facilities across North America, Asia and Europe. The acquisition is subject to customary closing conditions and regulatory approvals.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
“Net sales” were $3,097 million, an increase of 16%, and “Cost of goods sold (exclusive of depreciation and amortization)” increased 15% to $2,591 million. Both increases were driven by an 18% increase in average base aluminum prices, a 2% increase in flat rolled shipments, and a 96% increase in average local market premiums. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $260 million.
“Income before income taxes” for the three months ended June 30, 2018 was $190 million, compared to $144 million for the three months ended June 30, 2017. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
An increase in "Selling, general and administrative expenses" of $18 million, primarily related to an increase in the fair value of Long Term Incentive Plan (LTIP) awards, employment costs and factoring expenses;

•
Net losses related to change in the fair value of unrealized instruments was $4 million compared to $16 million of gains in the same period in the prior year, which is reported as "Unrealized losses (gains) on change in fair value of derivative instruments, net.";

•	Increases in local market premiums resulted in $33 million of favorable metal price lag compared to $1 million of losses in the prior year.
We recognized $53 million of tax expense for the three months ended June 30, 2018, which resulted in an effective tax rate of 28%. This tax rate is due to the results of operations at statutory tax rates and the favorable impact of the weakening Brazil Real. We recognized $43 million of tax expense for the three months ended June 30, 2017, which resulted in an effective tax rate of 30%. This tax rate is due to the results of operations at statutory tax rates.
We reported “Net income attributable to our common shareholder” of $137 million and $101 million for the three months ended June 30, 2018 and 2017, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.
In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" adjusts for proportional consolidation of each line item, and eliminates intersegment shipments (in kt) and intersegment "Net sales." The tables below show selected segment financial information (in millions, except shipments which are in kt).

Selected Operating Results Three Months Ended June 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,121	$868	$550	$528	$30	$3,097
Shipments
Rolled products - third party	274	228	173	122	—	797
Rolled products - intersegment	—	4	2	4	(10)	—
Total rolled products	274	232	175	126	(10)	797
Non-rolled products	1	2	2	34	—	39
Total shipments	275	234	177	160	(10)	836

Selected Operating Results Three Months Ended June 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$950	$821	$504	$380	$14	$2,669
Shipments
Rolled products - third party	271	231	176	107	—	785
Rolled products - intersegment	2	4	4	3	(13)	—
Total rolled products	273	235	180	110	(13)	785
Non-rolled products	—	2	2	27	—	31
Total shipments	273	237	182	137	(13)	816

The following table reconciles changes in “Segment income” for the three months ended June 30, 2017 to the three months ended June 30, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended June 30, 2017	$116	$57	$44	$72	$—	$289
Volume	2	(3)	(3)	16	3	15
Conversion premium and product mix	—	(7)	5	(7)	—	(9)
Conversion costs	10	16	10	15	(3)	48
Foreign exchange	—	3	—	3	—	6
Selling, general & administrative and research & development costs (B)	(6)	(2)	(2)	(5)	—	(15)
Other changes	(3)	(3)	1	3	—	(2)
Segment income - Three Months Ended June 30, 2018	$119	$61	$55	$97	$—	$332
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
North America
“Net sales” increased $171 million, or 18%, due to higher average aluminum prices and higher can shipments due to customer demand. “Segment income” was $119 million, an increase of 3%, primarily due to lower metal input costs.
Europe
“Net sales” increased $47 million, or 6%, due to higher average aluminum prices, partially offset by unfavorable pricing. “Segment income” was $61 million, an increase of 7%, primarily due to improved operational performance, lower metal input costs and foreign currency benefits.
Asia
“Net sales” increased $46 million, or 9%, due to higher average aluminum prices partially offset by unfavorable pricing. “Segment income” was $55 million, an increase of 25%, primarily due to lower metal input costs and favorable product mix.
South America
“Net sales” increased $148 million, or 39%, due to higher can shipments, partially offset by unfavorable pricing due new contracts. “Segment income” was $97 million, an increase of 35%, primarily due to higher can volumes, lower metal input costs and foreign currency benefits, partially offset by unfavorable pricing.

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

During the fourth quarter of fiscal 2018, we announced plans to expand our production footprint in the U.S. with an investment in automotive finishing capacity in Guthrie, Kentucky. We plan to complete these strategic transactions to further solidify our market leading position in automotive aluminum sheet.
Non-Guarantor Information

As of June 30, 2018, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the three months ended June 30, 2018)	20%
Consolidated Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2018)	14%
Consolidated assets owned by non-guarantor subsidiaries (as of June 30, 2018)	18%

In addition, for the three months ended June 30, 2018 and 2017, the Company’s subsidiaries that are not guarantors had net sales of $719 million and $643 million, respectively, and, as of June 30, 2018, those subsidiaries had assets of $2.3 billion and debt and other liabilities of $1.6 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of June 30, 2018 and March 31, 2018 is as follows (in millions):

	June 30, 2018	March 31, 2018
Cash and cash equivalents	$853	$920
Availability under committed credit facilities	1,059	998
Total liquidity	$1,912	$1,918

The decrease is primarily attributable to a reduction in credit facility lines of $98 million, net payments on short-term and long-term borrowings of $26 million, other changes of $18 million, consisting primarily of foreign exchange impacts on cash, and negative free cash flow of $4 million. These decreases were partially offset by an increase in the ABL borrowing base of $140 million. See Note 6 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2018, we held $3 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2018, we held $462 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2018, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of "Free cash flow".
The following table displays the “Free cash flow” for the three months ended June 30, 2018 and 2017, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2018	2017	Change
Net cash provided by (used in) operating activities	$48	$(48)	$96
Net cash used in investing activities	(52)	(28)	(24)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	—	(1)	1
Free cash flow	$(4)	$(77)	$73
Ending cash and cash equivalents	$853	$565	$288
Operating Activities
Net cash provided by operating activities was $48 million for the three months ended June 30, 2018, which was favorable compared to net cash used in operating activities of $48 million for the three months ended June 30, 2017. The favorable variance primarily relates to higher "Segment income" partially offset by unfavorable working capital impacts due to rising metal prices which we manage through working capital initiatives. For the three months ended June 30, 2017, net change in working capital was primarily driven by our factoring of receivables, higher quantities of inventory on hand and higher metal costs.

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
More details on our operating activities can be found above in “Results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017."

Investing Activities
Net cash used in investing activities was $52 million for the three months ended June 30, 2018, as compared to $28 million during the three months ended June 30, 2017. This balance primarily consists of capital expenditures in the amount of$54 million for the three months ended June 30, 2018, versus $39 million in the same period of the prior year, due to timing and new investments.

Financing Activities
During the three months ended June 30, 2018 and 2017, there were no issuances of long or short-term borrowings. We made principal repayments of $27 million on Korean long-term debt, $5 million on our Term Loan Facility and $2 million on capital leases. The net cash repayments from our credit facilities balance is related to proceeds of $12 million on our ABL Revolver, partially offset by repayments of $4 million on our China credit facilities.
During the three months ended June 30, 2017, we made principal repayments of $50 million on short-term loans in Brazil, $5 million on our Term Loan Facility, $2 million on capital leases, and less than $1 million in other principal repayments. The change in our revolving credit facilities balance is related to proceeds of $118 million on our ABL Revolver partially offset by repayments of $5 million in our China credit facilities.

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
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties and capital expenditures. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries holds any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned and majority-owned subsidiaries in our condensed consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2018 and March 31, 2018, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 6 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2018 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as otherwise disclosed in Note 1 — Business and Summary of Significant Accounting Policies related to the adoption of new accounting standards, there were no significant changes to our critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended March 31, 2018.
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

“Free cash flow” consists of: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” and (c) less “proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging.” Management believes “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

Effective in the second quarter of fiscal 2018, management clarified the definition of “Free cash flow” (a non-GAAP measure) to reduce "Proceeds on the sale of assets and business, net of transaction fees and hedging" by cash income taxes to further enable users of the financial statements to understand cash generated internally by the Company. This change does not impact the consolidated financial statements or significantly impact prior periods.

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
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2018.

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
Commodity Price Risks
Aluminum
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2018, given a 10% increase in prices ($ in millions).

	Change in Price	Change in Fair Value
LME aluminum	10%	$(113)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2018, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(3)
Natural Gas	(10)%	(5)
Diesel Fuel	(10)%	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2018, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(19)
Euro	10%	(38)
Korean won	(10)%	(44)
Canadian dollar	(10)%	(4)
British pound	(10)%	(17)
Swiss franc	(10)%	(49)
Chinese yuan	10%	(7)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2018.

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
Date: August 7, 2018

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