Form 10-Q
period 2018-09-30
Novelis Inc.
filed 2018-11-02
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of November 1, 2018, the Registrant had 1,000 shares of common stock, no par value, outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$3,136	$2,794	$6,233	$5,463
Cost of goods sold (exclusive of depreciation and amortization)	2,657	2,354	5,248	4,610
Selling, general and administrative expenses	127	118	244	219
Depreciation and amortization	86	91	172	181
Interest expense and amortization of debt issuance costs	68	64	134	128
Research and development expenses	17	16	32	31
Restructuring and impairment, net	—	7	1	8
Gain on sale of a business, net	—	(318)	—	(318)
Equity in net (income) loss of non-consolidated affiliates	(1)	1	(1)	1
Other (income) expenses, net	(6)	38	23	36
Business acquisition and other integration related costs	8	—	10	—
	2,956	2,371	5,863	4,896
Income before income taxes	180	423	370	567
Income tax provision	64	116	117	159
Net income	116	307	253	408
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$116	$307	$253	$408
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$116	$307	$253	$408
Other comprehensive income (loss):
Currency translation adjustment	(1)	28	(118)	91
Net change in fair value of effective portion of cash flow hedges	11	(41)	(57)	3
Net change in pension and other benefits	10	10	28	5
Other comprehensive income (loss) before income tax effect	20	(3)	(147)	99
Income tax provision (benefit) related to items of other comprehensive income (loss)	5	(11)	(9)	4
Other comprehensive income (loss), net of tax	15	8	(138)	95
Comprehensive income	131	315	115	503
Less: Comprehensive income attributable to noncontrolling interests, net of tax	1	1	1	—
Comprehensive income attributable to our common shareholder	$130	$314	$114	$503
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30, 2018	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$829	$920
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 and $7 as of September 30, 2018 and March 31, 2018, respectively)	1,419	1,353
— related parties	194	242
Inventories	1,748	1,560
Prepaid expenses and other current assets	169	125
Fair value of derivative instruments	87	159
Assets held for sale	5	5
Total current assets	4,451	4,364
Property, plant and equipment, net	3,254	3,110
Goodwill	607	607
Intangible assets, net	381	410
Investment in and advances to non–consolidated affiliates	817	849
Deferred income tax assets	84	75
Other long–term assets
— third parties	107	97
— related parties	—	3
Total assets	$9,701	$9,515
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$83	$121
Short–term borrowings	147	49
Accounts payable
— third parties	2,149	2,051
— related parties	184	205
Fair value of derivative instruments	77	106
Accrued expenses and other current liabilities	565	591
Total current liabilities	3,205	3,123
Long–term debt, net of current portion	4,330	4,336
Deferred income tax liabilities	146	164
Accrued postretirement benefits	803	825
Other long–term liabilities	243	244
Total liabilities	8,727	8,692
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018	—	—
Additional paid–in capital	1,404	1,404
Accumulated equity (deficit)	22	(283)
Accumulated other comprehensive loss	(416)	(261)
Total equity of our common shareholder	1,010	860
Noncontrolling interests	(36)	(37)
Total equity	974	823
Total liabilities and equity	$9,701	$9,515
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$253	$408
Adjustments to determine net cash used in operating activities:
Depreciation and amortization	172	181
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(8)	12
Gain on sale of business	—	(318)
Loss on sale of assets	2	2
Impairment charges	—	6
Deferred income taxes	21	47
Equity in net (gain) loss of non-consolidated affiliates	(1)	1
Gain on foreign exchange remeasurement of debt	—	(2)
Amortization of debt issuance costs and carrying value adjustments	9	10
Other, net	—	4
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(70)	(316)
Inventories	(237)	(107)
Accounts payable	141	163
Other current assets	(49)	26
Other current liabilities	(20)	(31)
Other noncurrent assets	(10)	(2)
Other noncurrent liabilities	7	4
Net cash provided by operating activities	210	88
INVESTING ACTIVITIES
Capital expenditures	(114)	(82)
Acquisition of assets under a capital lease	(239)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	1
Proceeds from the sale of a business	—	314
Proceeds from investment in and advances to non-consolidated affiliates, net	6	8
(Outflows) proceeds from the settlement of derivative instruments, net	(5)	1
Other	7	6
Net cash (used in) provided by investing activities	(343)	248
FINANCING ACTIVITIES
Principal payments of long-term and short-term borrowings	(40)	(64)
Revolving credit facilities and other, net	103	88
Debt issuance costs	(2)	(4)
Net cash provided by financing activities	61	20
Net (decrease) increase in cash, cash equivalents and restricted cash	(72)	356
Effect of exchange rate changes on cash	(19)	(1)
Cash, cash equivalents and restricted cash — beginning of period	932	604
Cash, cash equivalents and restricted cash — end of period	$841	$959
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S (DEFICIT) EQUITY (unaudited)
(in millions, except number of shares)

	(Deficit) Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	408	—	—	408
Currency translation adjustment included in AOCI	—	—	—	—	91	—	91
Change in fair value of effective portion of cash flow hedges, net of tax provision of $1 million included in AOCI	—	—	—	—	2	—	2
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	2	—	2
Balance as of September 30, 2017	1,000	$—	$1,404	$(510)	$(450)	$(18)	$426

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of accounting standards updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	—	1,404	(231)	(277)	(37)	859
Net income attributable to our common shareholder	—	—	—	253	—	—	253
Currency translation adjustment included in AOCI	—	—	—	—	(118)	—	(118)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $17 million included in AOCI	—	—	—	—	(40)	—	(40)
Change in pension and other benefits, net of tax provision of $8 million included in AOCI	—	—	—	—	19	1	20
Balance as of September 30, 2018	1,000	$—	$1,404	$22	$(416)	$(36)	$974

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to “Novelis,” the “Company,” “we,” “our,” or “us” refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to “Hindalco” refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco.
Organization and Description of Business
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality products around the world. As of September 30, 2018, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated "Net income attributable to our common shareholder" includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non-consolidated affiliates" and "Equity in net (income) loss of non-consolidated affiliates."
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
Revision of Previously Issued Financial Statements
As of September 30, 2018, we identified a misclassification in previously reported "Deferred income tax assets" and "Other long-term liabilities" as of March 31, 2018 in the amount of $12 million, such that each of these balances was

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

understated by equal and offsetting amounts in our previous filings. The March 31, 2018 consolidated balance sheet amounts and relevant disclosures reported in this 10-Q for the above referenced financial statement line items reflect the revised amounts. This misclassification also impacted previously reported fiscal 2018 financial statement line items contained within “Net cash provided by operating activities”, although no cash flow statement subtotal was impacted; current and deferred income tax expense and balances, as disclosed in Note 18 - Income Taxes of our Form 10-K; and relevant amounts disclosed in Note 20 - Segment, Geographical Area, Major Customer and Major Supplier Information of our Form 10-K. Revisions to the fiscal 2018 consolidated statement of cash flows, and Note 18 and 20 disclosures, will be made in connection with the issuance of our Form 10-K as of and for the year ended March 31, 2019.

We assessed the materiality of the misstatement and concluded that it was not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts as described above.
Reclassification
Certain prior period amounts have been adjusted as a result of the adoption of new accounting standards.
Recently Adopted Accounting Standards
Effective for the second quarter of fiscal 2019, we early adopted ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820 including the consideration of costs and benefits. The amendments relate to changes in disclosures on unrealized gains and losses, the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively, where applicable. Due to the immateriality of the electricity swap which is our only Level 3 derivative contract, the adoption of this standard did not have a material impact on the condensed consolidated financial statements.
Effective for the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments which supersedes the standard in former ASC 605, Revenue Recognition. The new standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. We adopted Topic 606 using the modified retrospective transition approach. We determined that our existing revenue recognition practices were in compliance with Topic 606. Accordingly, there was no cumulative effect adjustment to the opening balance of retained earnings in the condensed consolidated balance sheet in the first quarter of 2018, as the adoption did not result in a change to our timing of revenue recognition. See Note 2 — Revenue from Contracts with Customers for additional disclosures related to the adoption of this standard. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Effective for the first quarter of fiscal 2019, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to "Other (income) expenses, net" for the comparative periods. We reclassified, with no impact to net income, net periodic benefit cost totaling $13 million ($7 million from "Cost of goods sold (exclusive of depreciation and amortization)" and $6 million from "Selling, general and administrative expenses") for the three months ended September 30, 2017 and $23 million ($12 million from "Cost of goods sold (exclusive of depreciation and amortization") and $11 million from "Selling, general and administrative expenses") for the six months ended September 30, 2017 into "Other (income) expenses, net".
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230) -Restricted Cash. The new standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the condensed consolidated statement of cash flows. Transfers between restricted cash and cash and cash equivalents will no longer be presented in the operating section of the condensed consolidated statement of cash flows. We adopted this standard on a retrospective basis and disclose the nature of the restrictions for material balances of restricted cash.

Amounts included in restricted cash largely represent those required to be set aside for employee benefits. The following table reconciles cash and cash equivalents as reported on the condensed consolidated balance sheet to cash, cash equivalents and restricted cash as reported on the condensed consolidated statement of cash flows. Prior period amounts have been adjusted to conform to the current period presentation.

	September 30, 2018	March 31, 2018
Cash and cash equivalents	$829	$920
Restricted cash (included in "Other long-term assets")	12	12
Total cash, cash equivalents, and restricted cash	$841	$932
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates the exception for all intra-entity sales of assets other than inventory. It requires the tax effect of intra-entity sales of assets other than inventory to be recognized currently which will impact Novelis’ effective tax rate.  The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs. We have adopted this standard on a modified retrospective basis and the cumulative effect of the change on retained earnings is $36 million with a corresponding impact to deferred tax balances.
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new standard applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items. We adopted this standard on a retrospective basis and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.  For the six months ended September 30, 2017, we reclassified $6 million from accounts receivable within operating activities into the line item "Other" within investing activities on the condensed consolidated statement of cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. These changes become effective for Novelis on April 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify requirements related to defined benefit pension and other postretirement plans. The ASU added requirements for new disclosures such as now requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the ASU removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income "OCI" expected to be recognized in net periodic benefit costs over the next fiscal year. These changes become effective for Novelis for fiscal year ending after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this standard.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. Early adoption is permitted. These changes become effective for Novelis on April 1, 2020. This standard will need to be considered each time Novelis performs an assessment of goodwill for impairment under the quantitative test. The Company is currently evaluating the impact of this standard and does not expect that adoption of this standard will have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective, will require organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Novelis has established a cross-functional project team to lead the implementation effort including the implementation of an enterprise-wise lease management system and evaluation of additional changes to our processes and internal controls. In addition, Novelis is evaluating certain practical expedients. These changes become effective for Novelis on April 1, 2019 for the annual reporting period (including interim periods therein). The Company is currently evaluating the impact of the new standard.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	September 30, 2018	March 31, 2018
Finished goods	$411	$416
Work in process	823	730
Raw materials	346	248
Supplies	168	166
Inventories	$1,748	$1,560

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

4.    CONSOLIDATION
Variable Interest Entities (VIE)
We have a joint interest in Logan Aluminum Inc. (Logan) with Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized variable interest entity ("VIE") that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Tri-Arrows, to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct the production operations and other activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses and the right to receive benefits that could potentially be significant.

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

	September 30, 2018	March 31, 2018
Assets
Current assets
Accounts receivable	$16	$39
Inventories	73	67
Prepaid expenses and other current assets	1	1
Total current assets	90	107
Property, plant and equipment, net	25	27
Goodwill	12	12
Deferred income taxes	67	67
Other long-term assets	34	26
Total assets	$228	$239
Liabilities
Current liabilities
Accounts payable	$36	$43
Accrued expenses and other current liabilities	19	22
Total current liabilities	55	65
Accrued postretirement benefits	241	245
Other long-term liabilities	1	1
Total liabilities	$297	$311

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

5.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates, which we classify as related party transactions and balances. We account for these affiliates using the equity method as the risk of loss is limited to the carrying value of each investment.

Alunorf
Aluminum Norf GmbH (Alunorf) is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf purchases aluminum from Novelis and Hydro, tolls the aluminum, and charges the respective partner a fee to cover the associated expenses.

UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd. (Kobe). UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is ultimately controlled by the Board of Directors and neither entity has the ability to take the majority share of production and associated costs, therefore, it is accounted for as an equity method investment and Novelis is not considered the primary beneficiary. UAL produces flat rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2018, Novelis and Kobe both hold 50% interests in UAL.

AluInfra

In July 2018, Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, entered into definitive agreements with Constellium Valais SA (Constellium), an unrelated party, under which Novelis Switzerland and Constellium will jointly own and operate AluInfra Services SA (AluInfra), the joint venture investment. Each of the parties to the joint venture hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility.

The following table summarizes the results of operations of our equity method affiliates, and the nature and amounts of significant transactions we have with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales	$332	$124	$650	$241
Costs, expenses	327	126	642	242
Provision for taxes on income	2	—	3	—
Net income (loss)	$3	$(2)	$5	$(1)
Purchases of tolling services from Alunorf (Novelis' share)	$65	$63	$129	$121

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with these affiliates.

	September 30, 2018	March 31, 2018
Accounts receivable-related parties	$194	$242
Other long-term assets-related parties	$—	$3
Accounts payable-related parties	$184	$205

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of March 31, 2018, we earned less than $1 million of interest income on this loan receivable. We believed collection of the full receivable from Alunorf was probable; thus no allowance for loan loss was recorded as of March 31, 2018.

We have guaranteed the indebtedness for a credit facility on behalf of Alunorf. The guarantee is limited to 50% of the outstanding debt, not to exceed 6 million euros (EUR). As of September 30, 2018, there were no amounts outstanding under our guarantee with Alunorf as there were no outstanding borrowings. We have also guaranteed the payment of early retirement benefits on behalf of Alunorf. As of September 30, 2018, this guarantee totaled $2 million.

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the six months ended September 30, 2018 and 2017, “Net sales” were less than $1 million, respectively, between Novelis and Hindalco. As of September 30, 2018 and March 31, 2018, there were less than $1 million in "Accounts receivable, net - related parties", respectively, outstanding related to transactions with Hindalco. During the six months ended September 30, 2018 and 2017, Novelis purchased less than $1 million of raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.    DEBT
Debt consisted of the following (in millions).

	September 30, 2018				March 31, 2018
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	2.12%	$147	$—	$147	$49	$—	$49
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.24%	1,769	(39)	1,730	1,778	(43)	1,735
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(20)	1,480	1,500	(21)	1,479
6.25% Senior Notes, due August 2024	6.25%	1,150	(15)	1,135	1,150	(17)	1,133
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 71 billion)	2.74%	65	—	65	95	—	95
Other
Capital lease obligations and other debt, due through December 2026	6.09%	3	—	3	15	—	15
Total debt		4,634	(74)	4,560	4,587	(81)	4,506
Less: Short term borrowings		(147)	—	(147)	(49)	—	(49)
Less: Current portion of long term debt		(83)	—	(83)	(121)	—	(121)
Long-term debt, net of current portion		$4,404	$(74)	$4,330	$4,417	$(81)	$4,336
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2018, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2018 (for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2018	Amount
Short-term borrowings and current portion of long-term debt due within one year	$230
2 years	20
3 years	19
4 years	1,715
5 years	—
Thereafter	2,650
Total	$4,634
Refer to our Annual Report on Form 10-K for the year-ended March 31, 2018 for details on the issuances and respective covenants of our senior notes and senior secured credit facilities, which includes the Term Loan Facility and ABL Revolver facility.

Senior Notes
As of September 30, 2018, we were in compliance with the covenants for our Senior Notes.
Term Loan Facility

In September 2017, we amended our Term Loan Credit Agreement (the "Term Loan Amendment"). The facility (Term Loan Facility) consists of a $1.8 billion five-year secured term loan. As of September 30, 2018, $18 million of the Term Loan Facility is due within one year. As of September 30, 2018, we were in compliance with the covenants for our term loan.

Short-Term Borrowings

In September 2017, we amended and extended the ABL Revolver. The facility (ABL Revolver) consists of a $1 billion asset based loan. As of September 30, 2018, there were $105 million in Novelis AG ABL borrowings (EUR 90 million). Additionally, as of September 30, 2018, $8 million of the ABL Revolver was utilized for letters of credit, and we had $793 million in remaining availability under the ABL Revolver. As of September 30, 2018, we were in compliance with the covenants for our ABL Revolver.

As of September 30, 2018, our short-term borrowings were $147 million consisting of $105 million in ABL borrowings (EUR 90 million), $41 million in Novelis China loans (CNY 284 million) and $1 million in other short-term borrowings.
As of September 30, 2018, we had availability under our Novelis Korea and Novelis China revolving credit facilities and credit lines of $107 million (KRW 120 billion) and $6 million (CNY 41 million), respectively.

Korean Bank Loans
All of the Korean Bank Loans have variable interest rates with base rates generally tied to Korea's 91-day CD rate plus an applicable spread ranging from 0.99% to 1.21%.
Interest Rate Swaps
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. See Note 10 — Financial Instruments and Commodity Contracts for further information about these interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    SHARE-BASED COMPENSATION
During the six months ended September 30, 2018, we granted 2,249,762 RSUs and 2,359,601 Hindalco stock appreciation rights (Hindalco SARs). Total compensation expense related to all plans for the respective periods was $12 million and $14 million for the six months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the outstanding liability related to share-based compensation was $18 million.
The cash payments made to settle all SAR liabilities were $4 million and $7 million in the six months ended September 30, 2018 and 2017 periods, respectively. Total cash payments made to settle Hindalco phantom restricted stock units (RSUs) were $14 million and $8 million in the six months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million, which is expected to be recognized over a weighted average period of 1.1 years. Unrecognized compensation expense related to the RSUs was $9 million, which will be recognized over the remaining weighted average vesting period of 1.2 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Annual Report on Form 10-K for the year ended March 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$10	$11	$2	$1
Interest cost	15	15	2	3
Expected return on assets	(16)	(16)	—	—
Amortization — losses, net	8	9	1	—
Termination benefits / curtailments	—	2	—	—
Net periodic benefit cost (A)	$17	$21	$5	$4

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Service cost	$20	$22	$4	$3
Interest cost	30	30	4	4
Expected return on assets	(32)	(32)	—	—
Amortization — losses, net	16	18	2	1
Termination benefits / curtailments	—	2	—	—
Net periodic benefit cost (A)	$34	$40	$10	$8
_________________________
(A) Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" and all other cost components are recorded within "Other (income) expenses, net".

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Funded pension plans	$14	$31	$16	$34
Unfunded pension plans	3	4	6	7
Savings and defined contribution pension plans	7	6	16	14
Total contributions	$24	$41	$38	$55
During the remainder of fiscal 2019, we expect to contribute an additional $10 million to our funded pension plans, $8 million to our unfunded pension plans and $12 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    CURRENCY GAINS
The following currency (gains) losses are included in “Other (income) expenses, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Gain on remeasurement of monetary assets and liabilities, net	$—	$(10)	$(6)	$(39)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	—	9	6	39
Currency gains, net	$—	$(1)	$—	$—
The following currency gains (losses) are included in “Accumulated other comprehensive loss," net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2018	Year Ended March 31, 2018

Cumulative currency translation adjustment — beginning of period	$(65)	$(256)
Effect of changes in exchange rates	(118)	191
Cumulative currency translation adjustment — end of period	$(183)	$(65)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of September 30, 2018 and March 31, 2018 (in millions).

	September 30, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$22	$—	$(7)	$—	$15
Currency exchange contracts	3	1	(23)	(4)	(23)
Energy contracts	—	—	(1)	(5)	(6)
Total derivatives designated as hedging instruments	25	1	(31)	(9)	(14)
Derivatives not designated as hedging instruments:
Metal contracts	42	—	(26)	—	16
Currency exchange contracts	18	2	(20)	—	—
Energy contracts	2	—	—	—	2
Total derivatives not designated as hedging instruments	62	2	(46)	—	18
Total derivative fair value	$87	$3	$(77)	$(9)	$4

	March 31, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$63	$1	$(1)	$—	$63
Currency exchange contracts	5	—	(7)	—	(2)
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	68	2	(10)	(7)	53
Derivatives not designated as hedging instruments:
Metal contracts	75	—	(64)	—	11
Currency exchange contracts	15	—	(32)	(1)	(18)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	91	—	(96)	(1)	(6)
Total derivative fair value	$159	$2	$(106)	$(8)	$47

_________________________

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Metal
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metals Exchange ("LME") (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as metal price lag. We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2018 and March 31, 2018.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of September 30, 2018 and March 31, 2018.
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
In the first quarter of fiscal year 2019, we entered into LME copper forward contracts. As of September 30, 2018, the fair value of these contracts was an asset of less than $1 million. These contracts are undesignated with an average duration of less than one year.
The following table summarizes our metal notional amounts (in kt).

	September 30, 2018	March 31, 2018
Hedge type
Purchase (sale)
Cash flow sales	(421)	(423)
Not designated	(48)	(74)
Total, net	(469)	(497)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $691 million and $499 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2018 and March 31, 2018, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of September 30, 2018 and March 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of September 30, 2018 and March 31, 2018, we had outstanding foreign currency exchange contracts with a total notional amount of $733 million and $1,024 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal 2019 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of September 30, 2018 and March 31, 2018, there was 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $3 million and $7 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 18 million MMBTUs designated as cash flow hedges as of September 30, 2018, and the fair value was a liability of $3 million. There was a notional of 20 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2018 and the fair value was a liability of $1 million. The average duration of designated contracts is three years. As of September 30, 2018 and March 31, 2018, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value for the forward contracts not designated as hedges as of September 30, 2018 was an asset of less than $1 million, and as of March 31, 2018 was a liability of less than $1 million. The average duration of undesignated contracts is less than 2 years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of September 30, 2018. As of September 30, 2018 and March 31, 2018, we had 5 million gallons of diesel fuel forward purchase contracts outstanding. The fair value as of September 30, 2018 and March 31, 2018 was an asset of $2 million. The average duration of undesignated contracts is less than 2 years in length.
Interest Rate
As of September 30, 2018, we had no outstanding interest rate swaps, as all swaps expired concurrent with the maturity of the related loans. As of March 31, 2018, $28 million (KRW 30 billion) of interest rate swaps were designated as cash flow hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness of designated derivatives recognized in “Other (income) expenses, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Derivative instruments not designated as hedges
Metal contracts	$10	$(12)	$(6)	$2
Currency exchange contracts	1	(11)	(9)	(49)
Energy contracts (A)	3	2	5	3
Gain (loss) recognized in "Other (income) expenses, net"	14	(21)	(10)	(44)
Derivative instruments designated as hedges
Loss recognized in "Other (income) expenses, net" (B)	—	(12)	—	(7)
Total gain (loss) recognized in "Other (income) expenses, net"	$14	$(33)	$(10)	$(51)
Balance sheet remeasurement currency exchange contract losses	$—	$(9)	$(6)	$(39)
Realized gains (losses), net	13	(6)	(1)	(10)
Unrealized gains (losses) on other derivative instruments, net	1	(18)	(3)	(2)
Total gain (loss) recognized in "Other (income) expenses, net"	$14	$(33)	$(10)	$(51)
 _________________________

(A)	Includes amounts related to diesel and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $12 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
Cash flow hedging derivatives	2018	2017	2018	2017	2018	2017	2018	2017
Metal contracts	$29	$(52)	$(36)	$(23)	$—	$(14)	$—	$(9)
Currency exchange contracts	—	4	(35)	(7)	—	1	—	1
Energy contracts	1	—	1	(2)	—	1	—	1
Total cash flow hedging derivatives	$30	$(48)	$(70)	$(32)	$—	$(12)	$—	$(7)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2018	2017	2018	2017
Energy contracts (A)	$—	$—	$(1)	$(1)	Cost of goods sold (B)
Metal contracts	—	(11)	—	(43)	Cost of goods sold (B)
Metal contracts	27	—	—	—	Net sales
Currency exchange contracts	(5)	4	(7)	7	Cost of goods sold (B)
Currency exchange contracts	(1)	1	(1)	1	Selling, general and administrative expenses
Currency exchange contracts	(2)	—	(3)	2	Net sales
Currency exchange contracts	(1)	(1)	(1)	(1)	Depreciation and amortization
Total	18	(7)	(13)	(35)	Income (loss) before taxes
	(6)	2	2	12	Income tax (provision) benefit
	$12	$(5)	$(11)	$(23)	Net gain (loss)
_________________________

(A)	Includes amounts related to electricity and natural gas swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following tables summarize the location and amount of gains (losses) that were reclassified from Accumulated other comprehensive loss into earnings (in millions). The amounts excluded from the assessment of effectiveness for the three and six months ended September 30, 2018 were less than $1 million.

	Three Months Ended September 30, 2018
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$27	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(2)	$(5)	$(1)	$(1)

	Six Months Ended September 30, 2018
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(7)	$(1)	$(1)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of Accumulated other comprehensive loss, net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2018	$(182)	$(21)	$(227)	$(430)
Other comprehensive (loss) income before reclassifications	(1)	21	(1)	19
Amounts reclassified from AOCI, net	—	(12)	7	(5)
Net current-period other comprehensive (loss) income	(1)	9	6	14
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2017	$(193)	$(18)	$(246)	$(457)
Other comprehensive income (loss) before reclassifications	28	(31)	6	3
Amounts reclassified from AOCI, net	—	5	(1)	4
Net current-period other comprehensive income (loss)	28	(26)	5	7
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	(65)	28	(240)	(277)
Other comprehensive (loss) income before reclassifications	(118)	(51)	5	(164)
Amounts reclassified from AOCI, net	—	11	14	25
Net current-period other comprehensive (loss) income	(118)	(40)	19	(139)
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income (loss) before reclassifications	91	(21)	(4)	66
Amounts reclassified from AOCI, net	—	23	6	29
Net current-period other comprehensive income	91	2	2	95
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 10 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 8 — Postretirement Benefit Plans.

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
For the electricity swap, the average forward price at September 30, 2018, estimated using the method described above, was $43 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $42 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2018 and March 31, 2018, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2018 and March 31, 2018 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2018		March 31, 2018
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$64	$(33)	$139	$(65)
Currency exchange contracts	24	(47)	20	(40)
Energy contracts	2	(3)	2	(2)
Total level 2 instruments	$90	$(83)	$161	$(107)
Level 3 instruments
Energy contracts	—	(3)	—	(7)
Total level 3 instruments	—	(3)	—	(7)
Total gross	$90	$(86)	$161	$(114)
Netting adjustment (A)	$(33)	$33	$(57)	$57
Total net	$57	$(53)	$104	$(57)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $1 million for the six months ended September 30, 2018 related to Level 3 financial instruments that were still held as of September 30, 2018. These unrealized gains were included in “Other (income) expenses, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2018	$(7)
Unrealized/realized gain included in earnings (B)	4
Unrealized gain included in AOCI (C)	3
Settlements (B)	(3)
Balance as of September 30, 2018	$(3)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expenses, net.”

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."

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

	September 30, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$—	$—	$3	$3
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,413	$4,509	$4,457	$4,569

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    OTHER (INCOME) EXPENSES, NET
“Other (income) expenses, net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Currency gains, net (A)	$—	$(1)	$—	$—
Unrealized (gains) losses on change in fair value of derivative instruments, net (B)	(1)	18	3	2
Realized (gains) losses on change in fair value of derivative instruments, net (B)	(13)	6	1	10
(Gain) loss on sale of assets, net	(1)	1	2	2
Loss on Brazilian tax litigation, net	1	1	1	2
Interest income	(2)	(2)	(5)	(4)
Non-operating net periodic benefit cost (C)	8	13	16	23
Other, net	2	2	5	1
Other (income) expenses, net	$(6)	$38	$23	$36
 _________________________

(A)	See Note 9 — Currency Gains for further details.

(B)	See Note 10 — Financial Instruments and Commodity Contracts for further details.

(C)
Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 1 — Business and Summary of Significant Accounting Policies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$180	$424	$369	$568
Canadian statutory tax rate	25%	25%	25%	25%
Provision at the Canadian statutory rate	$45	$106	$92	$142
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	7	3	10	6
Exchange remeasurement of deferred income taxes	(3)	3	(10)	—
Change in valuation allowances	8	1	12	3
Tax credits	(2)	(3)	(6)	(7)
(Income) expense items not subject to tax	(1)	1	—	—
Tax rate differences on foreign earnings	5	7	13	13
State expense, net	3	1	5	2
Non-deductible expenses and other - net	2	(3)	1	—
Income tax provision	$64	$116	$117	$159
Effective tax rate	36%	27%	32%	28%
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
As of September 30, 2018, we had a net deferred tax liability of $62 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $738 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. The Company recorded a $19 million discrete benefit for the remeasurement of deferred tax assets and liabilities to reflect the anticipated rate at which the deferred items was realized during the fiscal year ended March 31, 2018. The amount is provisional and is subject to change as the Company obtains information necessary to complete the calculations. The Company continues to review the technical interpretations of the Tax Act and other applicable laws, monitor legislative changes, and review U.S. state guidance as it is issued. No additional impact was recorded in the period ended September 30, 2018. The Company expects to complete the analysis of the provisional items within the one-year measurement period during fiscal year ending March 31, 2019. The following information is needed to complete the accounting for the remeasurement of deferred tax assets and liabilities:

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2018. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount up to approximately $25 million.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2018 and March 31, 2018 were approximately $11 million and $14 million, respectively. Of the total $11 million, $8 million was associated with restructuring actions and the remaining $3 million is associated with undiscounted environmental clean-up costs. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets. Total settlement liabilities were $45 million and $58 million for the periods ended September 30, 2018 and March 31, 2018, respectively.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $22 million and $29 million for the periods ended September 30, 2018 and March 31, 2018, respectively. The related liabilities are included in "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
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
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “Depreciation and amortization”; (b) “Interest expense and amortization of debt issuance costs”; (c) interest income; (d) "Unrealized gains (losses) on change in fair value of derivative instruments, net", except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “Restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; and (q) business acquisition and other integration costs.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$499	$318	$—	$—	$817
Total assets	$2,748	$3,107	$1,844	$1,802	$200	$9,701

March 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$522	$327	$—	$—	$849
Total assets	$2,569	$3,163	$1,796	$1,781	$206	$9,515

Selected Operating Results Three Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,211	$832	$517	$512	$64	$3,136
Net sales-intersegment	1	31	8	6	(46)	—
Net sales	$1,212	$863	$525	$518	$18	$3,136

Depreciation and amortization	$37	$29	$16	$16	$(12)	$86
Income tax provision	$18	$4	$6	$33	$3	$64
Capital expenditures	$28	$14	$9	$11	$(2)	$60

Selected Operating Results Three Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$949	$850	$506	$435	$54	$2,794
Net sales-intersegment	10	11	8	28	(57)	—
Net sales	$959	$861	$514	$463	$(3)	$2,794

Depreciation and amortization	$37	$27	$14	$16	$(3)	$91
Income tax provision	$10	$4	$82	$24	$(4)	$116
Capital expenditures	$18	$12	$8	$5	$—	$43

Selected Operating Results Six Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,332	$1,685	$1,059	$1,030	$127	$6,233
Net sales-intersegment	1	46	16	16	(79)	—
Net sales	$2,333	$1,731	$1,075	$1,046	$48	$6,233

Depreciation and amortization	$74	$56	$33	$33	$(24)	$172
Income tax provision	$32	$8	$12	$57	$8	$117
Capital expenditures	$50	$30	$11	$21	$2	$114

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Six Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,893	$1,660	$1,000	$806	$104	$5,463
Net sales-intersegment	16	22	18	37	(93)	—
Net sales	$1,909	$1,682	$1,018	$843	$11	$5,463

Depreciation and amortization	$75	$54	$29	$32	$(9)	$181
Income tax provision	$21	$11	$89	$36	$2	$159
Capital expenditures	$33	$21	$12	$12	$4	$82

The table below reconciles “Net income attributable to our common shareholder” to Segment income from reportable segments for the three and six months ended September 30, 2018 and 2017 (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to our common shareholder	$116	$307	$253	$408
Noncontrolling interests	—	—	—	—
Income tax provision	64	116	117	159
Depreciation and amortization	86	91	172	181
Interest expense and amortization of debt issuance costs	68	64	134	128
Adjustment to reconcile proportional consolidation	15	8	31	16
Unrealized (gains) losses on change in fair value of derivative instruments, net	(1)	18	3	2
Realized gains on derivative instruments not included in segment income	(1)	—	(1)	(1)
Restructuring and impairment, net	—	7	1	8
(Gain) loss on sale of fixed assets	(1)	1	2	2
Gain on sale of a business (A)	—	(318)	—	(318)
Metal price lag	(1)	5	(34)	6
Business acquisition and other integration costs (B)	8	—	10	—
Other, net	2	3	1	—
Total of reportable segments	$355	$302	$689	$591
 _________________________

(A)	In September 2017, Novelis Korea, Ltd, a subsidiary of Novelis, sold a portion of its shares in Ulsan Aluminum, Ltd., which resulted in a gain.

(B)
Effective in the second quarter of fiscal 2019, management removed the impact of business acquisition and other integration costs from Segment income in order to enhance the visibility of the underlying operating performance of the Company. The impact of "Business acquisition and other integration costs", which are costs in the periods presented above associated with our pending acquisition of Aleris Corporation (Aleris), is now reported as a separate line item in this reconciliation and on our condensed consolidated statement of operations. This change in presentation does not impact our condensed consolidated financial statements.

“Adjustment to reconcile proportional consolidation” relates to depreciation, amortization and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”

“Realized gains on derivative instruments not included in segment income” represents realized gains (losses) on foreign currency derivatives related to capital expenditures.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below displays income from reportable segments for the three and six months ended September 30, 2018 and 2017, respectively (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
North America	$151	$124	$270	$240
Europe	59	51	122	108
Asia	47	37	102	81
South America	98	90	195	162
Total of reportable segments	$355	$302	$689	$591
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our net sales by value stream (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Can	$1,651	$1,456	$3,340	$2,821
Automotive	771	655	1,497	1,301
Specialty (and other)	714	683	1,396	1,341
Net sales	$3,136	$2,794	$6,233	$5,463

Major Customers
The following table displays our Net sales to the Affiliates of Ball Corporation (Ball) and Ford Motor Company (Ford), our two largest customers, as a percentage of "Net sales".

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Ball	22%	21%	23%	21%
Ford	11%	10%	10%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Purchases from RT as a percentage of total combined metal purchases	10%	10%	10%	10%

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
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality product around the world. As of September 30, 2018, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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

HIGHLIGHTS
We reported "Net income attributable to our common shareholder" of $116 million in the three months ended September 30, 2018, compared to $307 million in the three months ended September 30, 2017. The decrease of $191 million is primarily due to a $318 million prior year pre-tax gain, which was offset by a tax expense of $77 million, recorded in "Gain on sale of a business, net". Partially offsetting this impact was stronger year over year operating results, which are discussed below.
"Segment income" was $355 million, an increase of 18%, for the second quarter of fiscal 2019 compared to $302 million for the second quarter of fiscal 2018. The increase is primarily attributable to improved operational performance, portfolio optimization, investments in our global recycling capabilities and benefits resulting from rising metal prices. Further, these factors drove net cash provided by operating activities to $210 million for the six months ended September 30, 2018, an improvement of $122 million over the prior comparable period.

RECENT DEVELOPMENTS
On November 1, 2018, Novelis secured financing for the pending Aleris acquisition by entering into a commitment letter with certain financial institutions to provide $775 million of incremental term loans with five year maturities, and up to $1.5 billion of short-term bridge loans with one year maturities. We expect to replace the bridge loans with permanent financing soon after closing, depending on market conditions.

BUSINESS AND INDUSTRY CLIMATE

Economic growth and material substitution continue to drive increasing global demand for aluminum and rolled products. In the beverage can industry, increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles.

Meanwhile, the demand for aluminum in the automotive industry also continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia. We have continued our automotive expansion efforts with recent investments in North America and Asia. This demand has been primarily driven by the benefits that result from using lighter weight materials in vehicles, as companies respond to government regulations, which are driving improved emissions and better fuel economy; while also maintaining or improving vehicle safety and performance.

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	March 31, 2018	June 30, 2018	Sept 30, 2018
Net sales	$2,669	$2,794	$2,933	$3,066	$11,462	$3,097	$3,136
Percentage increase in net sales versus comparable previous year period	16%	18%	27%	17%	20%	16%	12%
Rolled product shipments:
North America	273	274	269	273	1,089	274	295
Europe	235	237	222	236	930	232	229
Asia	180	180	177	174	711	175	168
South America	110	131	146	136	523	126	126
Eliminations	(13)	(20)	(18)	(14)	(65)	(10)	(11)
Total	785	802	796	805	3,188	797	807

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	13%	9%	9%	1%	8%	—%	8%
Europe	(4)%	—%	(2)%	—%	(1)%	(1)%	(3)%
Asia	1%	2%	9%	—%	3%	(3)%	(7)%
South America	7%	8%	17%	9%	10%	15%	(4)%
Total	4%	4%	6%	2%	4%	2%	1%

Business Model and Key Concepts
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product, which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand of aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.
In North America, Europe and South America, we pass through local market premiums to our customers, which are recorded through "Net sales." In Asia, we purchase our metal inputs based on the LME and incur a local market premium; however, many of our competitors in this region price their metal using the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,183	$1,909	14%	$1,997	$1,947	3%
Average cash price during the period	$2,056	$2,011	2%	$2,157	$1,961	10%
Closing cash price as of end of period	$2,012	$2,111	(5)%	$2,012	$2,111	(5)%
The weighted average local market premium for the three and six months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$280	$168	67%	$293	$162	81%

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

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the condensed consolidated statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the condensed consolidated statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income tax provision” and “Net income.” Gains and losses on metal derivative contracts are not recognized in “Segment income” until realized.
See Segment Review below for the impact of metal price lag on each of our segments.
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the six months ended September 30, 2018 and 2017:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended September 30,		Six Months Ended September 30,
	September 30, 2018	March 31, 2018	2018	2017	2018	2017
U.S. dollar per Euro	1.161	1.230	1.165	1.185	1.173	1.152
Brazilian real per U.S. dollar	4.004	3.324	3.965	3.149	3.828	3.199
South Korean won per U.S. dollar	1,113	1,067	1,113	1,130	1,103	1,130
Canadian dollar per U.S. dollar	1.293	1.289	1.300	1.247	1.299	1.293
Swiss franc per Euro	1.135	1.178	1.139	1.143	1.154	1.116

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
“Net sales” were $3,136 million, an increase of 12%, and “Cost of goods sold (exclusive of depreciation and amortization)” increased 13% to $2,657 million. Both increases were driven by a 2% increase in average base aluminum prices, a 1% increase in flat rolled shipments, and a 67% increase in average local market premiums. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $232 million for the comparable periods.
“Income before income taxes” for the three months ended September 30, 2018 was $180 million, compared to $423 million for the three months ended September 30, 2017. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Gain on sale of a business, net" in the prior year relates to a pre-tax gain on sale of a business of $318 million related to the purchase of shares of UAL by Kobe and the deconsolidation of the remaining assets to form the equity method investment in September 2017;

•	An increase in "Selling, general and administrative expenses" of $9 million, primarily related to an increase in employment costs and factoring expenses; and

•
Net gains related to change in the fair value of unrealized instruments was $1 million compared to $18 million of losses in the same period in the prior year, which is reported as "Unrealized losses (gains) on change in fair value of derivative instruments, net" within "Other (income) expenses, net".

We recognized $64 million of tax expense for the three months ended September 30, 2018, which resulted in an effective tax rate of 36%. This tax rate is primarily due to the results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized and the foreign exchange impact of the weakening Brazil real. We recognized $116 million of tax expense for the three months ended September 30, 2017, which resulted in an effective tax rate of 27%. This tax rate is due to the results of operations, a $77 million expense on the sale of a business and the foreign exchange impact of the strengthening Brazil real.
We reported “Net income attributable to our common shareholder” of $116 million and $307 million for the three months ended September 30, 2018 and 2017, respectively, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,212	$863	$525	$518	$18	$3,136
Shipments:
Rolled products - third party	295	222	165	125	—	807
Rolled products - intersegment	—	7	3	1	(11)	—
Total rolled products	295	229	168	126	(11)	807
Non-rolled products	1	5	1	33	—	40
Total shipments	296	234	169	159	(11)	847

Selected Operating Results Three Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$959	$861	$514	$463	$(3)	$2,794
Shipments:
Rolled products - third party	270	234	178	120	—	802
Rolled products - intersegment	4	3	2	11	(20)	—
Total rolled products	274	237	180	131	(20)	802
Non-rolled products	—	2	2	32	—	36
Total shipments	274	239	182	163	(20)	838

The following table reconciles changes in “Segment income” for the three months ended September 30, 2017 to the three months ended September 30, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended September 30, 2017	$124	$51	$37	$90	$—	$302
Volume	23	(12)	(8)	(5)	10	8
Conversion premium and product mix	22	(8)	4	(3)	(7)	8
Conversion costs	(12)	25	18	18	(2)	47
Foreign exchange	—	2	(5)	2	—	(1)
Selling, general & administrative and research & development costs (B)	(3)	2	1	(6)	(1)	(7)
Other changes	(3)	(1)	—	2	—	(2)
Segment income - Three Months Ended September 30, 2018	$151	$59	$47	$98	$—	$355
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
North America
“Net sales” increased $253 million, or 26%, due to higher average aluminum prices and higher can and automotive shipments due to customer demand. “Segment income” was $151 million, an increase of 22%, primarily due to higher automotive and can volumes and favorable product mix partially offset by unfavorable cost absorption.
Europe
“Net sales” increased $2 million, due to higher average aluminum prices, partially offset by lower specialty shipments resulting from our decision to cease production of lithographic materials in the prior year in order to optimize our product portfolio. “Segment income” was $59 million, an increase of 16%, primarily due to favorable metal mix and scrap spreads, partially offset by lower can pricing and lower specialty shipments.
Asia
“Net sales” increased $11 million, due to higher average aluminum prices partially offset by lower can and specialty shipments. “Segment income” was $47 million, an increase of 27%, primarily due to favorable metal mix and scrap spreads, increased cost efficiency and favorable product mix.
South America
“Net sales” increased $55 million, or 12%, due to higher can shipments, partially offset by unfavorable can pricing due to new contracts. “Segment income” was $98 million, an increase of 9%, primarily due to favorable metal mix and scrap spreads partially offset by higher selling, general and administrative costs and unfavorable can pricing.

RESULTS OF OPERATIONS

Six Months Ended September 30, 2018 compared to the Six Months Ended September 30, 2017
“Net sales” were $6,233 million, an increase of 14%, and “Cost of goods sold (exclusive of depreciation and amortization)” increased 14% to $5,248 million. Both increases were driven by a 10% increase in average base aluminum prices, a 1% increase in flat rolled shipments, and an 81% increase in average local market premiums. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $492 million for the comparable period.
“Income before income taxes” for the six months ended September 30, 2018 was $370 million, compared to $567 million for the six months ended September 30, 2017. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Gain on sale of a business, net" in the prior year relates to a pre-tax gain on sale of a business of $318 million related to the purchase of shares of UAL by Kobe and the deconsolidation of the remaining assets to form the equity method investment in September 2017;

•
An increase in "Selling, general and administrative expenses" of $25 million, primarily related to an increase in the fair value of Long Term Incentive Plan (LTIP) awards, employment costs and factoring expenses; and

•	Increases in local market premiums resulted in $34 million of favorable metal price lag compared to $6 million of losses in the prior year.

We recognized $117 million of tax expense for the six months ended September 30, 2018, which resulted in an effective tax rate of 32%. This tax rate is primarily due to results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized. We recognized $159 million of tax expense for the six months ended September 30, 2017, which resulted in an effective tax rate of 28%. This tax rate is primarily due to the results of operations and a $77 million expense on the sale of a business and the foreign exchange impact of the strengthening Brazilian real.
We reported “Net income attributable to our common shareholder” of $253 million and $408 million for the six months ended September 30, 2018 and 2017, respectively, primarily as a result of the factors discussed above.

Segment Review

Selected Operating Results Six Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,333	$1,731	$1,075	$1,046	$48	$6,233
Shipments:
Rolled products - third party	569	450	338	247	—	1,604
Rolled products - intersegment	—	11	5	5	(21)	—
Total rolled products	569	461	343	252	(21)	1,604
Non-rolled products	2	7	3	67	—	79
Total shipments	571	468	346	319	(21)	1,683

Selected Operating Results Six Months Ended September 30, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,909	$1,682	$1,018	$843	$11	$5,463
Shipments:
Rolled products - third party	541	465	354	227	—	1,587
Rolled products - intersegment	6	7	6	14	(33)	—
Total rolled products	547	472	360	241	(33)	1,587
Non-rolled products	—	4	4	59	—	67
Total shipments	547	476	364	300	(33)	1,654

The following table reconciles changes in “Segment income” for the six months ended September 30, 2017 to the six months ended September 30, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Six Months Ended September 30, 2017	$240	$108	$81	$162	$—	$591
Volume	25	(15)	(11)	12	12	23
Conversion premium and product mix	18	(16)	9	(10)	(8)	(7)
Conversion costs	1	43	27	33	(4)	100
Foreign exchange	1	5	(4)	4	(1)	5
Selling, general & administrative and research & development costs (B)	(9)	1	(1)	(11)	1	(19)
Other changes	(6)	(4)	1	5	—	(4)
Segment income - Six Months Ended September 30, 2018	$270	$122	$102	$195	$—	$689
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
North America
“Net sales” increased $424 million, or 22%, due to higher average aluminum prices and higher can, and automotive shipments attributable to customer demand. “Segment income” was $270 million, an increase of 13%, primarily due to a higher volume of can and automotive shipments and favorable product mix as a result of portfolio optimization efforts. These factors were partially offset by increased selling, general and administrative costs.
Europe
“Net sales” increased $49 million, or 3%, due to higher average aluminum prices, partially offset by lower specialty shipments resulting from our decision to cease production of lithographic materials in the prior year in order to optimize our product portfolio. “Segment income” was $122 million, an increase of 13%, primarily due to increased cost efficiencies, favorable metal mix and foreign currency translation benefits. These factors were partially offset by lower can pricing and lower shipments.
Asia
“Net sales” increased $57 million, or 6%, due to higher average aluminum prices and higher automotive shipments, partially offset by lower can and specialty shipments. “Segment income” was $102 million, an increase of 26%, primarily due to favorable metal costs and scrap spreads, increased cost efficiency and favorable product mix, partially offset by lower shipments.
South America
“Net sales” increased $203 million, or 24%, due to higher can shipments, partially offset by unfavorable pricing due to new contracts. “Segment income” was $195 million, an increase of 20%, primarily due to favorable metal mix and scrap spreads, higher can volumes and favorable product mix, partially offset by increased forfaiting costs and lower can pricing.

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

During the fourth quarter of fiscal 2018, we announced plans to expand our production footprint in the U.S. with an investment in automotive finishing capacity in Guthrie, Kentucky. Additionally, on July 26th of fiscal 2019, we announced that we signed a definitive agreement to acquire Aleris, a global supplier of rolled aluminum products, for approximately $2.6 billion including the assumption of debt, subject to customary closing conditions and regulatory approvals.

In connection with our pending acquisition of Aleris, we entered into a commitment letter with certain financial institutions under which such financial institutions committed to provide up to $775 million of incremental term loans and up to $1.5 billion of short term loans. See Part II — Item 5 — Other Information for further details and a description of the commitment letter.
Non-Guarantor Information

As of September 30, 2018, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) Net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the six months ended September 30, 2018)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2018)	13%
Assets owned by non-guarantor subsidiaries (as of September 30, 2018)	18%

In addition, for the six months ended September 30, 2018 and 2017, the Company’s subsidiaries that are not guarantors had net sales of $1.4 billion and $1.3 billion, respectively, and, as of September 30, 2018, those subsidiaries had assets of $2.3 billion and debt and other liabilities of $1.5 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of September 30, 2018 and March 31, 2018 is as follows (in millions).

	September 30, 2018	March 31, 2018
Cash and cash equivalents	$829	$920
Availability under committed credit facilities	907	998
Total available liquidity	$1,736	$1,918

The decrease in total available liquidity is primarily attributable to acquisition related costs of $239 million, a reduction in credit facility lines of $85 million, net payments on short-term and long-term borrowings of $25 million and other changes of $31 million, consisting primarily of foreign exchange impacts on cash. These decreases were partially offset by positive free cash flow of $104 million, an increase in the ABL borrowing base of $92 million, and sale of assets of $2 million. See Note 6 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2018, we held $372 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2018, we held $3 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2018, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of "Free cash flow".
The following table displays the “Free cash flow” for the six months ended September 30, 2018 and 2017, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2018	2017	Change
Net cash provided by operating activities	$210	$88	$122
Net cash (used in) provided by investing activities	(343)	248	(591)
Plus: Cash used in the acquisition of assets under a capital lease	239	—	239
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(2)	(312)	310
Free cash flow (A)	$104	$24	$80
Ending cash and cash equivalents	$829	$949	$(120)
_________________________

(A)
Effective in the second quarter of fiscal 2019, management clarified the definition of "Free cash flow" (a non-GAAP measure) to exclude the impact of cash outflows related to the "Acquisition of assets under a capital lease".  This change further enables users of the financial statements to understand cash generated internally by the Company. This change does not impact the condensed consolidated financial statements or prior periods reported.

Operating Activities
Net cash provided by operating activities was $210 million for the six months ended September 30, 2018, which was favorable compared to net cash provided by operating activities of $88 million for the six months ended September 30, 2017. The favorable variance primarily relates to higher "Segment income" partially offset by unfavorable working capital impacts due to rising metal prices which we manage through working capital initiatives. For the six months ended September 30, 2018, net change in working capital was primarily driven by higher quantities of inventory, our factoring of receivables, and higher metal costs.

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
More details on our operating activities can be found above in “Results of operations for the six months ended September 30, 2018 compared to the six months ended September 30, 2017."

Investing Activities
"Net cash used in investing activities" was $343 million for the six months ended September 30, 2018, as compared to "Net cash provided by investing activities" of $248 million for the six months ended September 30, 2017. This decrease is primarily due to the acquisition of real and personal property that we historically leased at our Sierre, Switzerland rolling facility from Constellium for $239 million. The decrease is also partially attributable to an increase in capital spending due to new investments.

Financing Activities
During the six months ended September 30, 2018 and 2017, there were no issuances of long or short-term borrowings. We made principal repayments of $27 million on Korean long-term debt, $9 million on our Term Loan Facility, $3 million on capital leases and $1 million of other repayments. The net cash proceeds from our credit facilities' balance is related to proceeds of $94 million on our ABL Revolver and of $9 million on our China credit facilities. We incurred $2 million in debt issuance costs.
During the six months ended September 30, 2017, we made principal repayments of $50 million on short-term loans in Brazil, $9 million on our Term Loan Facility, $4 million on capital leases, and less than $1 million in other principal repayments. The change in our revolving credit facilities balance is related to proceeds of $96 million on our ABL Revolver partially offset by repayments of $5 million in our China credit facilities.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2018 and March 31, 2018, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 6 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended March 31, 2018 for more details. In addition, see Part II — Item 5 — Other Information for a description of a commitment letter we entered in connection with our proposed acquisition of Aleris.
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

“Free cash flow” consists of: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” (c) plus cash used in the “Acquisition of assets under a capital lease”, and (d) less “proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging”. Management believes “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. Management also uses free cash flow to measure the profitability and financial performance of our business. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow.” Our method of calculating “Free cash flow” may not be consistent with that of other companies.

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

•
our ability to access financing, repay existing debt or refinance existing debt to fund current operations and for future capital requirements, including our ability to obtain the funds committed in connection with the Aleris acquisition;

•	the level of our indebtedness and our ability to generate cash to service our indebtedness;

•	lowering of our ratings by a credit rating agency;

•	changes in the relative values of various currencies and the effectiveness of our currency hedging activities;

•	union disputes and other employee relations issues;

•	factors affecting our operations, such as litigation (including product liability claims), environmental remediation and clean-up costs, breakdown of equipment and other events;

•	changes in general economic conditions, including deterioration in the global economy;

•	the capacity and effectiveness of our hedging activities;

•	impairment of our goodwill, other intangible assets, and long-lived assets;

•	loss of key management and other personnel, or an inability to attract such management and other personnel;

•	risks relating to, and our ability to consummate, pending and future acquisitions or divestitures, including the pending acquisition of Aleris;

•	our inability to successfully implement our growth initiatives;

•	changes in interest rates that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

•	risks relating to certain joint ventures and subsidiaries that we do not entirely control;

•	the effect of derivatives legislation on our ability to hedge risks associated with our business;

•	competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials;

•	demand and pricing within the principal markets for our products as well as seasonality in certain of our customers’ industries;

•	economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; and

•	changes in government regulations, particularly those affecting taxes and tax rates, health care reform, climate change, environmental, health or safety compliance.
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper and local market premiums), energy prices (electricity, natural gas and diesel fuel), foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.
Commodity Price Risks
Metal
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2018, given a 10% change in prices ($ in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(95)
Copper	(10)%	(1)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2018, given a 10% decline in spot prices for energy contracts ($ in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(3)
Natural Gas	(10)%	$(4)
Diesel Fuel	(10)%	$(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2018, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(17)
Euro	10%	$(12)
Korean won	(10)%	$(49)
Canadian dollar	(10)%	$(4)
British pound	(10)%	$(17)
Swiss franc	(10)%	$(26)
Chinese yuan	10%	$(6)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 5. Other Information

Commitment Letter
In connection with our pending acquisition of Aleris, on November 1, 2018, we entered into a commitment letter with certain financial institutions under which such financial institutions committed to provide up to $775 million of incremental term loans and up to $1.5 billion of short term loans, in each case, to Novelis Acquisitions LLC, a wholly-owned indirect subsidiary of Novelis that will merge, upon closing into Aleris. The lenders’ commitments to advance the loans are subject to customary closing conditions, including the concurrent closing of our acquisition of Aleris and the prior amendment of the agreement governing our existing Term Loan Facility (the Amended Term Loan Facility Agreement) and ABL Revolver to, among other things, permit the borrowing of the new loans. The proceeds of the incremental term loan and short term loans may be used to pay a portion of the consideration payable in connection with proposed acquisition of Aleris, fees and expenses related to the proposed acquisition, the incremental term loan and short term loans and, in the case of the short term loans, to repay certain indebtedness of Aleris and its subsidiaries on closing of the proposed acquisition.
We expect the incremental term loans to mature on the fifth anniversary of the date on which they are borrowed, subject to 0.25% quarterly amortization payments. The incremental term loans will, once borrowed, accrue interest at LIBOR (to be defined in the applicable agreement) plus 1.75%.
We expect that the incremental term loans will be issued under the Amended Term Loan Credit Agreement and the voluntary and mandatory prepayment provisions, affirmative and negative covenants and events of default applicable to the incremental term loans will be the same as those applicable to the existing term loans outstanding under our Term Loan Facility. We expect that the incremental term loans will be guaranteed by our direct parent, AV Metals Inc., the Company and certain of our subsidiaries (including subsidiaries of Aleris following closing of the proposed acquisition) and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the subsidiary guarantors, subject to our existing intercreditor agreement.
We expect that the short term loans will mature on the first anniversary of the date on which they are borrowed (Borrowing Date), will not be subject to any amortization payments, and once borrowed, will accrue interest at LIBOR (to be defined in the applicable agreement) plus 0.95%.
We expect that we will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the Borrowing Date to repay the short term loans, subject to certain exceptions. We expect that we will be required to apply the net cash proceeds we receive on or after the Borrowing Date from asset sales required by regulatory approvals related to the proposed acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis and the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the Borrowing Date to repay short term loans, subject to certain exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Amended Term Loan Credit Agreement and the agreement governing our ABL Revolver.
We expect the short term loans to be unsecured and guaranteed by our direct parent, AV Metals Inc., Novelis and the same subsidiaries of Novelis that have provided guarantees under the Amended Term Loan Credit Agreement and the amended agreement governing our ABL Revolver.
We expect the short term loans to be issued under a credit agreement containing voluntary prepayment provisions, affirmative and negative covenants and events of default substantially similar to those under the Amended Term Loan Credit Agreement, other than changes to reflect the unsecured nature of the short term loans.

Item 6. Exhibits

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

2.2
Agreement and Plan of Merger, dated as of July 26, 2018, among Novelis Inc., Novelis Acquisitions LLC, Aleris Corporation and OCM Opportunities ALS Holdings L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2018)(File No. 001-32312)

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Commitment Letter dated November 1, 2018, among Novelis Inc. and certain financial institutions for Senior Unsecured Short Term Loan Facility and Senior Secured Incremental Term Loan Facility

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: November 2, 2018

EXHIBIT INDEX

Exhibit No.	Description

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

2.2
Agreement and Plan of Merger, dated as of July 26, 2018, among Novelis Inc., Novelis Acquisitions LLC, Aleris Corporation and OCM Opportunities ALS Holdings L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2018)(File No. 001-32312)

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))

3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))

10.1	Commitment Letter dated November 1, 2018, among Novelis Inc. and certain financial institutions for Senior Unsecured Short Term Loan Facility and Senior Secured Incremental Term Loan Facility

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase