Form 10-Q
period 2018-12-31
Novelis Inc.
filed 2019-02-05
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of February 4, 2019, the Registrant had 1,000 shares of common stock, no par value, outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$3,009	$2,933	$9,242	$8,396
Cost of goods sold (exclusive of depreciation and amortization)	2,568	2,490	7,816	7,100
Selling, general and administrative expenses	129	122	373	341
Depreciation and amortization	88	86	260	267
Interest expense and amortization of debt issuance costs	67	64	201	192
Research and development expenses	18	17	50	48
Restructuring and impairment, net	1	25	2	33
Gain on sale of a business, net	—	—	—	(318)
Equity in net (income) loss of non-consolidated affiliates	(1)	—	(2)	1
Other expenses, net	10	4	33	40
Business acquisition and other integration related costs	14	—	24	—
	2,894	2,808	8,757	7,704
Income before income taxes	115	125	485	692
Income tax provision	37	20	154	179
Net income	78	105	331	513
Net loss attributable to noncontrolling interests	—	(16)	—	(16)
Net income attributable to our common shareholder	$78	$121	$331	$529
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$78	$105	$331	$513
Other comprehensive income (loss):
Currency translation adjustment	(26)	58	(144)	149
Net change in fair value of effective portion of cash flow hedges	60	(36)	3	(33)
Net change in pension and other benefits	13	3	41	8
Other comprehensive income (loss) before income tax effect	47	25	(100)	124
Income tax provision (benefit) related to items of other comprehensive income (loss)	19	(10)	10	(6)
Other comprehensive income (loss), net of tax	28	35	(110)	130
Comprehensive income	106	140	221	643
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1	(16)	2	(16)
Comprehensive income attributable to our common shareholder	$105	$156	$219	$659
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2018	March 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$797	$920
Accounts receivable, net
— third parties (net of uncollectible accounts of $6 and $7 as of December 31, 2018 and March 31, 2018, respectively)	1,370	1,353
— related parties	169	242
Inventories	1,716	1,560
Prepaid expenses and other current assets	150	125
Fair value of derivative instruments	173	159
Assets held for sale	5	5
Total current assets	4,380	4,364
Property, plant and equipment, net	3,276	3,110
Goodwill	607	607
Intangible assets, net	366	410
Investment in and advances to non–consolidated affiliates	810	849
Deferred income tax assets	72	75
Other long–term assets
— third parties	94	97
— related parties	—	3
Total assets	$9,605	$9,515
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$32	$121
Short–term borrowings	153	49
Accounts payable
— third parties	2,032	2,051
— related parties	147	205
Fair value of derivative instruments	111	106
Accrued expenses and other current liabilities	525	591
Total current liabilities	3,000	3,123
Long–term debt, net of current portion	4,329	4,336
Deferred income tax liabilities	171	164
Accrued postretirement benefits	802	825
Other long–term liabilities	223	244
Total liabilities	8,525	8,692
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018	—	—
Additional paid–in capital	1,404	1,404
Accumulated equity (deficit)	100	(283)
Accumulated other comprehensive loss	(389)	(261)
Total equity of our common shareholder	1,115	860
Noncontrolling interests	(35)	(37)
Total equity	1,080	823
Total liabilities and equity	$9,605	$9,515
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended December 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$331	$513
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	260	267
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(4)	4
Gain on sale of business	—	(318)
Loss on sale of assets	4	4
Impairment charges	—	15
Deferred income taxes, net	38	41
Equity in net (gain) loss of non-consolidated affiliates	(2)	1
Loss on foreign exchange remeasurement of debt	—	3
Amortization of debt issuance costs and carrying value adjustments	14	15
Other, net	(1)	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	—	(413)
Inventories	(214)	(175)
Accounts payable	(17)	221
Other current assets	(31)	24
Other current liabilities	(58)	12
Other noncurrent assets	1	(4)
Other noncurrent liabilities	3	18
Net cash provided by operating activities	324	227
INVESTING ACTIVITIES
Capital expenditures	(210)	(136)
Acquisition of assets under a capital lease	(239)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	1
Proceeds from the sale of a business	—	314
Proceeds from investment in and advances to non-consolidated affiliates, net	1	9
Outflows from the settlement of derivative instruments, net	2	(18)
Other	10	10
Net cash (used in) provided by investing activities	(434)	180
FINANCING ACTIVITIES
Principal payments of long-term and short-term borrowings	(95)	(138)
Revolving credit facilities and other, net	109	(140)
Debt issuance costs	(2)	(5)
Net cash provided by (used in) financing activities	12	(283)
Net (decrease) increase in cash, cash equivalents and restricted cash	(98)	124
Effect of exchange rate changes on cash	(25)	39
Cash, cash equivalents and restricted cash — beginning of period	932	604
Cash, cash equivalents and restricted cash — end of period	$809	$767
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S (DEFICIT) EQUITY (unaudited)
(in millions, except number of shares)

	(Deficit) Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total (Deficit)/ Equity
	Shares	Amount
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	529	—	—	529
Net loss attributable to noncontrolling interests	—	—	—	—	—	(16)	(16)
Currency translation adjustment included in AOCI	—	—	—	—	149	—	149
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 million included in AOCI	—	—	—	—	(24)	—	(24)
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	5	—	5
Balance as of December 31, 2017	1,000	$—	$1,404	$(389)	$(415)	$(34)	$566

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit)/Retained Earnings	Accumulated Other Comprehensive Loss (AOCI)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of accounting standards updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	—	1,404	(231)	(277)	(37)	859
Net income attributable to our common shareholder	—	—	—	331	—	—	331
Currency translation adjustment included in AOCI	—	—	—	—	(144)	—	(144)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $2 million included in AOCI	—	—	—	—	5	—	5
Change in pension and other benefits, net of tax provision of $12 million included in AOCI	—	—	—	—	27	2	29
Balance as of December 31, 2018	1,000	$—	$1,404	$100	$(389)	$(35)	$1,080

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
Organization and Description of Business
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technologically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality products around the world. As of December 31, 2018, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 24 operating facilities, including recycling operations in eleven of these plants.
The March 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Form 10-K for the year-ended March 31, 2018 filed with the United States Securities and Exchange Commission (SEC) on May 8, 2018. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Revision of Previously Issued Financial Statements

"Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" for the quarter and year to date periods ended December 31, 2017, have each been reduced from amounts previously reported by $152 million to correct a misstatement in the presentation of certain transactions.

We assessed the materiality of the misstatement and concluded that it was not material to the Company's previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts as described above.
Reclassification
Certain prior period amounts have been adjusted as a result of the adoption of new accounting standards, as discussed in the section below.
Recently Adopted Accounting Standards
Effective for the second quarter of fiscal 2019, we early adopted Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820 including the consideration of costs and benefits. The amendments relate to changes in disclosures on unrealized gains and losses, the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively, where applicable. Due to the immateriality of the electricity swap, which is our only Level 3 derivative contract, the adoption of this standard does not have a material impact on the condensed consolidated financial statements and disclosures.
Effective for the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments, which supersedes the standard in former ASC 605, Revenue Recognition. The new standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. We adopted Topic 606 using the modified retrospective transition approach. We determined that our existing revenue recognition practices were in compliance with Topic 606. Accordingly, there was no cumulative effect adjustment to the opening balance of retained earnings in the condensed consolidated balance sheet in the first quarter of fiscal 2018, as the adoption did not result in a change to our timing of revenue recognition. See Note 2 — Revenue from Contracts with Customers for additional disclosures related to the adoption of this standard. The adoption of this standard does not have a material impact on the condensed consolidated financial statements and disclosures.
Effective for the first quarter of fiscal 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides an option to reclassify stranded tax effects within Accumulated other comprehensive income (loss) (AOCI) to Retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted.  Additionally, the ASU requires new disclosures by all companies. Other than those effects related to the Act, the Company releases the income tax effect from AOCI in the period when the underlying transaction impacts earnings. We early adopted this accounting standard in the first quarter of fiscal 2019 and reclassified $16 million into retained earnings of our common shareholder from AOCI. This reclassification consists of deferred taxes originally recorded in AOCI at rates that exceeded the newly enacted U.S. federal corporate tax rate. There was no impact to net income.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Effective for the first quarter of fiscal 2019, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to "Other expenses, net" for the comparative periods. We reclassified, with no impact to net income, net periodic benefit cost totaling $10 million ($4 million from "Cost of goods sold (exclusive of depreciation and amortization)" and $6 million from "Selling, general and administrative expenses") for the three months ended December 31, 2017 and $33 million ($16 million from "Cost of goods sold (exclusive of depreciation and amortization") and $17 million from "Selling, general and administrative expenses") for the nine months ended December 31, 2017 into "Other expenses, net".
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

Amounts included in restricted cash largely represent those required to be set aside for employee benefits. The following table reconciles cash and cash equivalents as reported on the condensed consolidated balance sheet to cash, cash equivalents and restricted cash as reported on the condensed consolidated statement of cash flows (in millions). Prior period amounts have been adjusted to conform to the current period presentation.

	December 31, 2018	March 31, 2018
Cash and cash equivalents	$797	$920
Restricted cash (included in "Other long-term assets")	12	12
Total cash, cash equivalents, and restricted cash	$809	$932
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
Effective for the first quarter of fiscal 2019, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new standard applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items. We adopted this standard on a retrospective basis and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.  For the nine months ended December 31, 2017, we reclassified $10 million from accounts receivable within operating activities into the line item "Other" within investing activities on the condensed consolidated statement of cash flows.

Recently Issued Accounting Standards

In October 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, to eliminate the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

basis. These changes become effective for Novelis on April 1, 2020 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, to permit the use of the OIS based on the SOFR as a U.S. benchmark interest rate for purposes of hedge accounting under Topic 815 as requested by the Federal Reserve Board during deliberations leading to the issuance of ASU 2017-12. The FASB recognized that although the OIS rate based on SOFR is not yet widely recognized and quoted within the U.S. financial market, the attributes of the repo rates underlying the calculation of SOFR are recognized. As we have already adopted ASU 2017-12, these changes become effective for Novelis on April 1, 2019 and interim periods within those fiscal years. Early adoption is permitted in any interim period if an entity already has adopted ASU 2017-12. The Company does not currently have any interest rate derivative instruments, but is currently evaluating the potential future impact of this standard.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. These changes become effective for Novelis on April 1, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify requirements related to defined benefit pension and other postretirement plans. The ASU added requirements for new disclosures such as now requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the ASU removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income "OCI" expected to be recognized in net periodic benefit costs over the next fiscal year. These changes become effective for Novelis for fiscal year ended March 31, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which when effective, will require organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Novelis has established a cross-functional project team to lead the implementation effort including the implementation of an enterprise-wide lease management system and evaluation of additional changes to our processes and internal controls. In addition, Novelis is evaluating certain practical expedients. These changes become effective for Novelis on April 1, 2019 for the annual reporting period (including interim periods therein). The Company is currently evaluating the impact of the new standard.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	December 31, 2018	March 31, 2018
Finished goods	$423	$416
Work in process	812	730
Raw materials	313	248
Supplies	168	166
Inventories	$1,716	$1,560

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

	December 31, 2018	March 31, 2018
Assets
Current assets
Cash and cash equivalents	$1	$—
Accounts receivable	45	39
Inventories	71	67
Prepaid expenses and other current assets	1	1
Total current assets	118	107
Property, plant and equipment, net	19	27
Goodwill	12	12
Deferred income taxes	67	67
Other long-term assets	22	26
Total assets	$238	$239
Liabilities
Current liabilities
Accounts payable	$41	$43
Accrued expenses and other current liabilities	17	22
Total current liabilities	58	65
Accrued postretirement benefits	245	245
Other long-term liabilities	1	1
Total liabilities	$304	$311

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

Alunorf
Aluminum Norf GmbH (Alunorf) is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expenses.

UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd. (Kobe). UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is ultimately controlled by the Board of Directors and neither entity has the ability to take the majority share of production and associated costs over the life of the joint venture, therefore, it is accounted for as an equity method investment and Novelis is not considered the primary beneficiary. UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2018, Novelis and Kobe both hold 50% interests in UAL.

AluInfra

In July 2018, Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, entered into definitive agreements with Constellium Valais SA (Constellium), an unrelated party, under which Novelis Switzerland and Constellium will jointly own and operate AluInfra Services SA (AluInfra), the joint venture investment. Each of the parties to the joint venture hold a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the facility.

The following table summarizes the results of operations of our equity method affiliates, and the nature and amounts of significant transactions we have with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales	$288	$308	$938	$549
Costs, expenses	284	309	926	551
Tax provision (benefit)	2	(1)	5	(1)
Net income (loss)	$2	$—	$7	$(1)
Purchases of tolling services from Alunorf (Novelis' share)	$60	$59	$189	$180

The following table describes the period-end account balances that we had with these non-consolidated affiliates, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with these affiliates.

	December 31, 2018	March 31, 2018
Accounts receivable-related parties	$169	$242
Other long-term assets-related parties	$—	$3
Accounts payable-related parties	$147	$205

For the year ended March 31, 2018 and nine months ended December 31, 2018, we earned less than $1 million of interest income on a loan receivable from Alunorf. We believed collection of the full receivable was probable; thus no allowance for loan loss was recorded as of March 31, 2018 or December 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Transactions with Hindalco
We occasionally have related party transactions with our indirect parent company, Hindalco. During the nine months ended December 31, 2018 and 2017, “Net sales” were less than $1 million, respectively, between Novelis and Hindalco. As of December 31, 2018 and March 31, 2018, there were less than $1 million in "Accounts receivable, net - related parties", respectively, outstanding related to transactions with Hindalco. During the nine months ended December 31, 2018 and 2017, Novelis purchased less than $1 million of raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.    DEBT
Debt consisted of the following (in millions).

	December 31, 2018				March 31, 2018
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	2.22%	$153	$—	$153	$49	$—	$49
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.65%	1,764	(35)	1,729	1,778	(43)	1,735
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(19)	1,481	1,500	(21)	1,479
6.25% Senior Notes, due August 2024	6.25%	1,150	(14)	1,136	1,150	(17)	1,133
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 15 billion)	2.81%	14	—	14	95	—	95
Other
Capital lease obligations and other debt, due through December 2026	6.20%	1	—	1	15	—	15
Total debt		4,582	(68)	4,514	4,587	(81)	4,506
Less: Short-term borrowings		(153)	—	(153)	(49)	—	(49)
Less: Current portion of long-term debt		(32)	—	(32)	(121)	—	(121)
Long-term debt, net of current portion		$4,397	$(68)	$4,329	$4,417	$(81)	$4,336
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2018, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2018 (for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2018	Amount
Short-term borrowings and current portion of long-term debt due within one year	$185
2 years	19
3 years	18
4 years	1,710
5 years	—
Thereafter	2,650
Total	$4,582

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Refer to our Form 10-K for the year-ended March 31, 2018 for details on the issuances and respective covenants of our senior notes and senior secured credit facilities, which includes the Term Loan Facility and ABL Revolver facility.

                In November 2018, the Company amended the existing Term Loan Facility to, among other things, allow the incurrence of the financing contemplated to achieve closure of the pending Aleris Corporation (Aleris) acquisition, which is subject to customary closing conditions and approvals. We also secured financing by entering into a commitment letter with certain financial institutions, which was subsequently superseded by the agreements detailed below.

                In December 2018, we entered into an amendment (the “Term Loan Increase Joinder Amendment”) to our existing Term Loan Facility, which governs the commitments of certain financial institutions to provide up to $775 million of incremental term loans under our existing term loan credit agreement for purposes of funding a portion of the consideration payable in connection with the proposed Aleris acquisition.  The incremental term loans, once borrowed, will be subject to the same voluntary and mandatory prepayment provisions, events of default and affirmative and negative covenants as the existing Term Loan Facility (as amended by the November 2018 amendments), will mature in five years from the borrowing date of the incremental loans), will be subject to 0.25% quarterly amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%. The incremental term loans will be guaranteed by AV Metals Inc., the Company and certain other subsidiaries (including subsidiaries of Aleris following closing of the proposed acquisition) and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the guarantors, subject to the existing intercreditor agreement.

In December 2018, we entered into a credit agreement (the “Short Term Credit Agreement”), which governs the commitments of certain financial institutions to provide, subject to customary closing conditions (including the concurrent closing of the Aleris acquisition), and the amendment of our ABL Revolver to, among other things, permit the new loans, up to $1.5 billion of short term loans for purposes of funding a portion of the consideration payable in connection with the proposed acquisition of the proposed Aleris acquisition or repaying certain indebtedness of Aleris and its subsidiaries.  The short term loans, once borrowed, will be unsecured, will mature in one year from the borrowing date of the loans, will not be subject to any amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility) plus 0.95%.  The short term loans will be unsecured and guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver.

The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants and events of default substantially similar to those under the Term Loan Facility, as amended, other than changes to reflect the unsecured nature of the short term loans.

The Company will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the proposed acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis and the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility, as amended, and the agreement governing our ABL Revolver.

             Senior Notes
As of December 31, 2018, we were in compliance with the covenants for our Senior Notes.
Term Loan Facility

As of December 31, 2018, the Term Loan Facility (excluding the incremental term loans) consisted of a $1.8 billion five-year secured term loan with $18 million due within one year. As of December 31, 2018, we were in compliance with the covenants for our Term Loan Facility.

Short-Term Borrowings

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of December 31, 2018, the facility (ABL Revolver) consisted of a $1 billion asset based loan. As of December 31, 2018, there were $103 million in borrowings, of which $8 million was utilized for letters of credit. We had $776 million in remaining availability and were in compliance with the covenants for our ABL Revolver.

As of December 31, 2018, our short-term borrowings totaled $153 million consisting of $103 million in ABL borrowings, $49 million in China loans (CNY 334 million) and $1 million in other short-term borrowings.
As of December 31, 2018, we had availability under our Novelis Korea and Novelis China revolving credit facilities totaling $108 million.

Korean Bank Loans
The Korean Bank Loans have variable interest rates with base rates tied to Korea's 91-day CD rate plus 1.20%.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    SHARE-BASED COMPENSATION
During the nine months ended December 31, 2018, we granted 2,263,104 Hindalco phantom restricted stock units (RSUs) and 2,359,601 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense related to all plans for the respective periods was $14 million and $23 million for the nine months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the outstanding liability related to share-based compensation was $20 million.
The cash payments made to settle all SAR liabilities were $4 million and $9 million in the nine months ended December 31, 2018 and 2017, respectively. Total cash payments made to settle RSUs were $14 million and $8 million in the nine months ended December 31, 2018 and 2017, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $4 million, which is expected to be recognized over a weighted average period of 0.8 years. Unrecognized compensation expense related to the RSUs was $7 million, which will be recognized over the remaining weighted average vesting period of 0.9 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the year ended March 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017
Service cost	$10	$11	$2	$1
Interest cost	15	15	2	2
Expected return on assets	(17)	(16)	—	—
Amortization — losses, net	8	9	—	—
Termination benefits / curtailments	2	—	—	—
Net periodic benefit cost (A)	$18	$19	$4	$3

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Service cost	$30	$33	$6	$5
Interest cost	45	44	6	5
Expected return on assets	(49)	(46)	—	—
Amortization — losses, net	24	26	2	1
Termination benefits / curtailments	2	2	—	—
Net periodic benefit cost (A)	$52	$59	$14	$11
_________________________
(A) Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" and all other cost components are recorded within "Other expenses, net".

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Funded pension plans	$5	$8	$21	$42
Unfunded pension plans	3	3	9	10
Savings and defined contribution pension plans	8	7	24	21
Total contributions	$16	$18	$54	$73
During the remainder of fiscal 2019, we expect to contribute an additional $6 million to our funded pension plans, $4 million to our unfunded pension plans and $7 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    CURRENCY GAINS
The following currency (gains) losses are included in “Other expenses, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Gain on remeasurement of monetary assets and liabilities, net	$(1)	$(4)	$(7)	$(43)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	1	4	7	43
Currency gains, net	$—	$—	$—	$—
The following currency gains (losses) are included in “Accumulated other comprehensive loss," net of tax and “Noncontrolling interests” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2018	Year Ended March 31, 2018

Cumulative currency translation adjustment — beginning of period	$(65)	$(256)
Effect of changes in exchange rates	(144)	191
Cumulative currency translation adjustment — end of period	$(209)	$(65)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of December 31, 2018 and March 31, 2018 (in millions).

	December 31, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$61	$—	$—	$—	$61
Currency exchange contracts	4	1	(16)	(3)	(14)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	65	1	(17)	(7)	42
Derivatives not designated as hedging instruments:
Metal contracts	92	—	(76)	(1)	15
Currency exchange contracts	15	2	(17)	(1)	(1)
Energy contracts	1	—	(1)	(1)	(1)
Total derivatives not designated as hedging instruments	108	2	(94)	(3)	13
Total derivative fair value	$173	$3	$(111)	$(10)	$55

	March 31, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent(A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$63	$1	$(1)	$—	$63
Currency exchange contracts	5	—	(7)	—	(2)
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	68	2	(10)	(7)	53
Derivatives not designated as hedging instruments:
Metal contracts	75	—	(64)	—	11
Currency exchange contracts	15	—	(32)	(1)	(18)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	91	—	(96)	(1)	(6)
Total derivative fair value	$159	$2	$(106)	$(8)	$47

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2018 and March 31, 2018.

Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of December 31, 2018 and March 31, 2018.
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
In addition to aluminum, in the first quarter of fiscal year 2019, we entered into LME copper forward contracts. As of December 31, 2018, the fair value of these contracts was a liability of less than $1 million. These contracts are undesignated with an average duration of less than one year.
The following table summarizes our metal notional amounts (in kt).

	December 31, 2018	March 31, 2018
Hedge type
Purchase (sale)
Cash flow sales	(362)	(423)
Not designated	(25)	(74)
Total, net	(387)	(497)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $770 million and $499 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2018 and March 31, 2018, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of December 31, 2018 and March 31, 2018.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of December 31, 2018 and March 31, 2018, we had outstanding foreign currency exchange contracts with a total notional amount of $771 million and $1,024 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal 2019 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices. As of December 31, 2018 and March 31, 2018, there was 1 million of notional megawatt hours outstanding, and the fair value of the swap was a liability of $2 million and $7 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts ("forward contracts") to manage our exposure to fluctuating natural gas prices in North America. We had a notional of 16 million MMBTUs designated as cash flow hedges as of December 31, 2018, and the fair value was a liability of $3 million. There was a notional of 20 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2018 and the fair value was a liability of $1 million. The average duration of designated contracts is three years. As of December 31, 2018 and March 31, 2018, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value for the forward contracts not designated as hedges as of December 31, 2018 was an asset of less than $1 million, and as of March 31, 2018 was a liability of less than $1 million. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America, which were not designated as hedges as of December 31, 2018. As of December 31, 2018 and March 31, 2018, we had 6 million gallons and 5 million gallons, respectively, of diesel fuel forward purchase contracts outstanding. The fair value as of December 31, 2018 was a liability of $2 million, and as of March 31, 2018 was an asset of $2 million. The average duration of undesignated contracts is less than two years in length.
Interest Rate
As of December 31, 2018, we had no outstanding interest rate swaps, as all swaps expired concurrent with the maturity of the related loans. As of March 31, 2018, $28 million (KRW 30 billion) of interest rate swaps were designated as cash flow hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness and excluded portion of designated derivatives recognized in “Other expenses, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Derivative instruments not designated as hedges
Metal contracts	$(1)	$6	$(7)	$8
Currency exchange contracts	1	(2)	(8)	(51)
Energy contracts (A)	(2)	3	3	6
Gain (loss) recognized in "Other expenses, net"	(2)	7	(12)	(37)
Derivative instruments designated as hedges
Loss recognized in "Other expenses, net" (B)	2	(1)	2	(8)
Total gain (loss) recognized in "Other expenses, net"	$—	$6	$(10)	$(45)
Balance sheet remeasurement currency exchange contract losses	$(1)	$(4)	$(7)	$(43)
Realized gains (losses), net	7	(5)	6	(15)
Unrealized gains (losses) on other derivative instruments, net	(6)	15	(9)	13
Total gain (loss) recognized in "Other expenses, net"	$—	$6	$(10)	$(45)
 _________________________

(A)	Includes amounts related to diesel and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum and foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $72 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other Expenses, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
Cash flow hedging derivatives	2018	2017	2018	2017	2018	2017	2018	2017
Metal contracts	$95	$(66)	$59	$(89)	$—	$—	$—	$(9)
Currency exchange contracts	(3)	—	(38)	(7)	2	—	2	1
Energy contracts	3	(2)	4	(4)	—	—	—	1
Total cash flow hedging derivatives	$95	$(68)	$25	$(100)	$2	$—	$2	$(7)
Net investment derivatives
Currency exchange contracts	—	(17)	—	(17)	—	—	—	—
Total	$95	$(85)	$25	$(117)	$2	$—	$2	$(7)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2018	2017	2018	2017
Energy contracts (A)	$(1)	$(1)	$(2)	$(2)	Cost of goods sold (B)
Metal contracts	—	(36)	—	(79)	Cost of goods sold (B)
Metal contracts	42	—	42	—	Net sales
Currency exchange contracts	(3)	4	(10)	11	Cost of goods sold (B)
Currency exchange contracts	—	—	(1)	1	Selling, general and administrative expenses
Currency exchange contracts	(3)	1	(6)	3	Net sales
Currency exchange contracts	—	—	(1)	(1)	Depreciation and amortization
Total	35	(32)	22	(67)	Income (loss) before taxes
	(9)	11	(7)	23	Income tax (provision) benefit
	$26	$(21)	$15	$(44)	Net gain (loss)
_________________________

(A)	Includes amounts related to electricity and natural gas swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive loss" into earnings and the amount excluded from the assessment of effectiveness for the three and nine months ended December 31, 2018 (in millions).

	Three Months Ended December 31, 2018
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization	Other Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$42	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(3)	$—	$—	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

	Nine Months Ended December 31, 2018
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization	Other Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$42	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(2)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(6)	$(10)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of Accumulated other comprehensive loss, net of tax and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)
Other comprehensive (loss) income before reclassifications	(26)	71	2	47
Amounts reclassified from AOCI, net	—	(26)	6	(20)
Net current-period other comprehensive (loss) income	(26)	45	8	27
Balance as of December 31, 2018	$(209)	$33	$(213)	$(389)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2017	$(165)	$(44)	$(241)	$(450)
Other comprehensive income (loss) before reclassifications	58	(46)	(10)	2
Amounts reclassified from AOCI, net	—	20	13	33
Net current-period other comprehensive income (loss)	58	(26)	3	35
Balance as of December 31, 2017	$(107)	$(70)	$(238)	$(415)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	(65)	28	(240)	(277)
Other comprehensive (loss) income before reclassifications	(144)	20	7	(117)
Amounts reclassified from AOCI, net	—	(15)	20	5
Net current-period other comprehensive (loss) income	(144)	5	27	(112)
Balance as of December 31, 2018	$(209)	$33	$(213)	$(389)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income (loss) before reclassifications	149	(67)	(14)	68
Amounts reclassified from AOCI, net	—	43	19	62
Net current-period other comprehensive income (loss)	149	(24)	5	130
Balance as of December 31, 2017	$(107)	$(70)	$(238)	$(415)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 10 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 8 — Postretirement Benefit Plans.

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
For the electricity swap, the average forward price at December 31, 2018, estimated using the method described above, was $44 per megawatt hour, which represented a $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $44 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2018 and March 31, 2018, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2018 and March 31, 2018 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2018		March 31, 2018
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$153	$(77)	$139	$(65)
Currency exchange contracts	22	(37)	20	(40)
Energy contracts	1	(5)	2	(2)
Total level 2 instruments	$176	$(119)	$161	$(107)
Level 3 instruments:
Energy contracts	—	(2)	—	(7)
Total level 3 instruments	—	(2)	—	(7)
Total gross	$176	$(121)	$161	$(114)
Netting adjustment (A)	$(60)	$60	$(57)	$57
Total net	$116	$(61)	$104	$(57)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $1 million for the nine months ended December 31, 2018 related to Level 3 financial instruments that were still held as of December 31, 2018. These unrealized gains were included in “Other expenses, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2018	$(7)
Unrealized/realized gain included in earnings (B)	4
Unrealized gain included in AOCI (C)	4
Settlements (B)	(3)
Balance as of December 31, 2018	$(2)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other expenses, net.”

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."

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

	December 31, 2018		March 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$—	$—	$3	$3
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,361	$4,224	$4,457	$4,569

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

13.    OTHER EXPENSES, NET
“Other expenses, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Unrealized losses (gains) on change in fair value of derivative instruments, net (A)	$6	$(15)	$9	$(13)
Realized (gains) losses on change in fair value of derivative instruments, net (A)	(7)	5	(6)	15
Loss on sale of assets, net	2	2	4	4
Loss on Brazilian tax litigation, net	—	—	1	2
Interest income	(3)	(2)	(8)	(6)
Non-operating net periodic benefit cost (B)	8	10	24	33
Other, net	4	4	9	5
Other expenses, net	$10	$4	$33	$40
 _________________________

(A)	See Note 10 — Financial Instruments and Commodity Contracts for further details.

(B)
Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 1 — Business and Summary of Significant Accounting Policies.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interests	$113	$125	$483	$692
Canadian statutory tax rate	25%	25%	25%	25%
Provision at the Canadian statutory rate	$28	$31	$121	$173
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	1	2	11	8
Exchange remeasurement of deferred income taxes	2	(3)	(9)	(3)
Change in valuation allowances	7	7	19	10
Tax credits	(6)	(8)	(12)	(14)
Income items not subject to tax	(6)	(4)	(6)	(4)
Legislative changes including enacted tax rates	—	(18)	—	(18)
Tax rate differences on foreign earnings	9	9	21	22
Income tax settlements	(5)	—	(4)	—
State expense, net	2	1	7	3
Uncertain tax positions	—	2	3	5
Non-deductible expenses and other - net	5	1	3	(3)
Income tax provision	$37	$20	$154	$179
Effective tax rate	33%	16%	32%	26%
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
As of December 31, 2018, we had a net deferred tax liability of $99 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $745 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the third quarter of fiscal year 2019, we finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, our accounting for the effects of the Act is complete. We did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2018. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount up to approximately $1 million.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2018 and March 31, 2018 were approximately $11 million and $14 million, respectively. Of the total $11 million, $8 million was associated with restructuring actions and the remaining $3 million is associated with undiscounted environmental clean-up costs. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities," respectively, in our accompanying condensed consolidated balance sheets. Total settlement liabilities were $45 million and $58 million for the periods ended December 31, 2018 and March 31, 2018, respectively.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $23 million and $29 million for the periods ended December 31, 2018 and March 31, 2018, respectively. The related liabilities are included in "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
For additional information, please refer to our Form 10-K for the year ended March 31, 2018.

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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies shown in our Form 10-K for the year ended March 31, 2018.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “Depreciation and amortization”; (b) “Interest expense and amortization of debt issuance costs”; (c) interest income; (d) "Unrealized gains (losses) on change in fair value of derivative instruments, net," except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “Restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; and (q) business acquisition and other integration costs.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$493	$317	$—	$—	$810
Total assets	$2,774	$3,008	$1,768	$1,860	$195	$9,605

March 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$522	$327	$—	$—	$849
Total assets	$2,569	$3,163	$1,796	$1,781	$206	$9,515

Selected Operating Results Three Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,116	$745	$532	$547	$69	$3,009
Net sales-intersegment	—	41	17	7	(65)	—
Net sales	$1,116	$786	$549	$554	$4	$3,009

Depreciation and amortization	$38	$30	$14	$16	$(10)	$88
Income tax provision	$10	$(4)	$5	$18	$8	$37
Capital expenditures	$39	$20	$24	$17	$(4)	$96

Selected Operating Results Three Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$985	$820	$533	$542	$53	$2,933
Net sales-intersegment	1	17	14	25	(57)	—
Net sales	$986	$837	$547	$567	$(4)	$2,933

Depreciation and amortization	$37	$29	$18	$16	$(14)	$86
Income tax provision	$(11)	$(6)	$9	$18	$10	$20
Capital expenditures	$19	$19	$7	$10	$(1)	$54

Selected Operating Results Nine Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$3,448	$2,430	$1,591	$1,577	$196	$9,242
Net sales-intersegment	1	87	33	23	(144)	—
Net sales	$3,449	$2,517	$1,624	$1,600	$52	$9,242

Depreciation and amortization	$112	$86	$47	$49	$(34)	$260
Income tax provision	$42	$4	$17	$75	$16	$154
Capital expenditures	$89	$50	$35	$38	$(2)	$210

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Operating Results Nine Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,878	$2,480	$1,533	$1,348	$157	$8,396
Net sales-intersegment	17	39	32	62	(150)	—
Net sales	$2,895	$2,519	$1,565	$1,410	$7	$8,396

Depreciation and amortization	$112	$83	$47	$48	$(23)	$267
Income tax provision	$10	$5	$98	$54	$12	$179
Capital expenditures	$52	$40	$19	$22	$3	$136

The table below reconciles “Net income attributable to our common shareholder” to Segment income from reportable segments for the three and nine months ended December 31, 2018 and 2017 (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income attributable to our common shareholder	$78	$121	$331	$529
Noncontrolling interests	—	(16)	—	(16)
Income tax provision	37	20	154	179
Depreciation and amortization	88	86	260	267
Interest expense and amortization of debt issuance costs	67	64	201	192
Adjustment to reconcile proportional consolidation	14	17	45	33
Unrealized losses (gains) on change in fair value of derivative instruments, net	6	(15)	9	(13)
Realized losses (gains) on derivative instruments not included in segment income	—	1	(1)	—
Restructuring and impairment, net	1	25	2	33
Loss on sale of fixed assets	2	2	4	4
Gain on sale of a business (A)	—	—	—	(318)
Metal price lag expense (income)	13	(1)	(21)	5
Business acquisition and other integration costs (B)	14	—	24	—
Other, net	2	1	3	1
Total of reportable segments	$322	$305	$1,011	$896
 _________________________

(A)	In September 2017, Novelis Korea, Ltd, a subsidiary of Novelis, sold a portion of its shares in Ulsan Aluminum, Ltd., which resulted in a gain.

(B)
Effective in the second quarter of fiscal 2019, management removed the impact of business acquisition and other integration costs from Segment income in order to enhance the visibility of the underlying operating performance of the Company. The impact of "Business acquisition and other integration costs", which are primarily legal and professional fees incurred in the periods presented above associated with our pending acquisition of Aleris, is now reported as a separate line item in this reconciliation and on our condensed consolidated statement of operations. This change in presentation does not impact our condensed consolidated financial statements.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.
The table below displays income from reportable segments for the three and nine months ended December 31, 2018 and 2017, respectively (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
North America	$125	$111	$395	$351
Europe	48	50	170	158
Asia	49	43	151	124
South America	100	107	295	269
Eliminations and other	—	(6)	—	(6)
Total of reportable segments	$322	$305	$1,011	$896
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our Net sales by value stream (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Can	$1,636	$1,565	$4,976	$4,386
Automotive	715	703	2,212	2,004
Specialty (and other)	658	665	2,054	2,006
Net sales	$3,009	$2,933	$9,242	$8,396

Major Customers
The following table displays our Net sales to the Affiliates of Ball Corporation (Ball) and Ford Motor Company (Ford), our two largest customers, as a percentage of "Net sales".

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Ball	22%	21%	22%	21%
Ford	11%	10%	10%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Purchases from RT as a percentage of total combined metal purchases	10%	9%	10%	10%

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
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technologically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to deliver consistent, high-quality product around the world. As of December 31, 2018, we had manufacturing operations in ten countries on four continents, which include 24 operating plants, and recycling operations in eleven of these plants.
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
References to our Form 10-K made throughout this document refer to our Form 10-K for the year ended March 31, 2018, filed with the United States Securities and Exchange Commission (SEC) on May 8, 2018.

HIGHLIGHTS
We reported "Net income attributable to our common shareholder" of $78 million in the three months ended December 31, 2018, compared to $121 million in the three months ended December 31, 2017. The decrease of $43 million is primarily due to a prior year non-cash tax benefit resulting from the Tax Cuts and Jobs Act.
"Segment income" was $322 million, an increase of 6%, for the third quarter of fiscal 2019 compared to $305 million for the third quarter of fiscal 2018. The increase is primarily attributable to higher shipments, favorable product mix, improved cost efficiencies and favorable metal costs. Further, these factors drove net cash provided by operating activities to $324 million for the nine months ended December 31, 2018, an improvement of $97 million over the prior comparable period.

On July 26, 2018, we entered into an agreement to acquire Aleris, a global supplier of rolled aluminum products, for a purchase price of approximately $2.6 billion, including a cash payment of $775 million (subject to customary purchase price adjustments) plus the assumption of debt. Upon consummation of the transaction, we expect to acquire Aleris’ 13 production facilities across North America, Europe and Asia. We have secured financing to achieve closure of the acquisition, which continues to progress and is expected to close in the third quarter of calendar year 2019 (second quarter of fiscal 2020), subject to customary closing conditions and approvals. The consummation of the acquisition is subject to the satisfaction of certain closing conditions, including the parties’ performance in all material respects of their respective covenants and other obligations and the expiration or termination of the applicable Hart-Scott-Rodino waiting period, the receipt of approvals under the Council Regulation (EC) No 139/2004 of 20 January 2004, the receipt of approval from the Committee on Foreign Investment in the United States, and the receipt of certain other foreign regulatory approvals. The acquisition is not subject to a financing condition.

We have obtained financing for the transaction by entering into agreements with a group of banks to provide financing. For additional details, please refer to Note 6 — Debt.

BUSINESS AND INDUSTRY CLIMATE

Economic growth and material substitution continue to drive increasing global demand for aluminum and rolled products. In the beverage can industry, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. In November 2018, we announced plans to expand rolling and recycling capability in Brazil to support this demand.

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

Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2017	Sept 30, 2017	Dec 31, 2017	March 31, 2018	March 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
Net sales	$2,669	$2,794	$2,933	$3,066	$11,462	$3,097	$3,136	$3,009
Percentage increase in net sales versus comparable previous year period	16%	18%	27%	17%	20%	16%	12%	3%
Rolled product shipments:
North America	273	274	269	273	1,089	274	295	279
Europe	235	237	222	236	930	232	229	211
Asia	180	180	177	174	711	175	168	182
South America	110	131	146	136	523	126	126	142
Eliminations	(13)	(20)	(18)	(14)	(65)	(10)	(11)	(14)
Total	785	802	796	805	3,188	797	807	800

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	13%	9%	9%	1%	8%	—%	8%	4%
Europe	(4)%	—%	(2)%	—%	(1)%	(1)%	(3)%	(5)%
Asia	1%	2%	9%	—%	3%	(3)%	(7)%	3%
South America	7%	8%	17%	9%	10%	15%	(4)%	(3)%
Total	4%	4%	6%	2%	4%	2%	1%	1%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2018	2017	Change	2018	2017	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,012	$2,111	(5)%	$1,997	$1,947	3%
Average cash price during the period	$1,968	$2,101	(6)%	$2,094	$2,008	4%
Closing cash price as of end of period	$1,870	$2,242	(17)%	$1,870	$2,242	(17)%
The weighted average local market premium for the three and nine months ended December 31, 2018 and 2017 are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2018	2017	Change	2018	2017	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$248	$180	38%	$279	$168	66%

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at the current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the three and nine months ended December 31, 2018 and 2017:

			Average Exchange Rate		Average Exchange Rate
	Exchange Rate as of		Three Months Ended December 31,		Nine Months Ended December 31,
	December 31, 2018	March 31, 2018	2018	2017	2018	2017
U.S. dollar per Euro	1.143	1.230	1.136	1.185	1.161	1.163
Brazilian real per U.S. dollar	3.875	3.324	3.819	3.282	3.825	3.227
South Korean won per U.S. dollar	1,118	1,067	1,127	1,093	1,111	1,118
Canadian dollar per U.S. dollar	1.366	1.289	1.336	1.278	1.311	1.288
Swiss franc per Euro	1.127	1.178	1.132	1.168	1.146	1.133

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2018 compared to the Three Months Ended December 31, 2017
“Net sales” were $3,009 million, an increase of 3%, and “Cost of goods sold (exclusive of depreciation and amortization)” increased 3% to $2,568 million. Both increases were driven by a 1% increase in flat rolled shipments and a 38% increase in average local market premiums. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $53 million for the comparable periods.
“Income before income taxes” for the three months ended December 31, 2018 was $115 million, compared to $125 million for the three months ended December 31, 2017. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Restructuring and impairment, net" of $1 million compared to $25 million of restructuring and impairment, net for the same period in the prior year as a result of restructuring activities in Europe, resulted in a decrease of $24 million, offset by;

•	An increase in "Business acquisition and other integration related costs" of $14 million related to costs associated with our pending Aleris acquisition;

•	An increase in "Selling, general and administrative expenses" of $7 million, primarily related to an increase in employment costs and factoring expenses; and

•
Net losses related to change in the fair value of derivative instruments was $6 million compared to $15 million of gains in the same period in the prior year, which is reported as "Unrealized losses (gains) on change in fair value of derivative instruments, net" within "Other expenses, net".

We recognized $37 million of tax expense for the three months ended December 31, 2018, which resulted in an effective tax rate of 33%. This tax rate is primarily due to the results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized. We recognized $20 million of tax expense for the three months ended December 31, 2017, which resulted in an effective tax rate of 16%. This tax rate is primarily due to a non-cash income tax benefit of $18 million for the remeasurement of deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act offset by the results of operations and tax rate differences in foreign earnings.
We reported “Net income attributable to our common shareholder” of $78 million and $121 million for the three months ended December 31, 2018 and 2017, respectively, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,116	$786	$549	$554	$4	$3,009
Shipments (in kt):
Rolled products - third party	279	206	176	139	—	800
Rolled products - intersegment	—	5	6	3	(14)	—
Total rolled products	279	211	182	142	(14)	800
Non-rolled products	—	12	2	—	—	14
Total shipments	279	223	184	142	(14)	814

Selected Operating Results Three Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$986	$837	$547	$567	$(4)	$2,933
Shipments (in kt):
Rolled products - third party	268	217	173	138	—	796
Rolled products - intersegment	1	5	4	8	(18)	—
Total rolled products	269	222	177	146	(18)	796
Non-rolled products	—	1	2	38	—	41
Total shipments	269	223	179	184	(18)	837

The following table reconciles changes in “Segment income” for the three months ended December 31, 2017 to the three months ended December 31, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Three Months Ended December 31, 2017	$111	$50	$43	$107	$(6)	$305
Volume	12	(14)	3	(5)	6	2
Conversion premium and product mix	9	(2)	3	(2)	(2)	6
Conversion costs	—	18	7	—	(4)	21
Foreign exchange	—	(1)	(5)	1	—	(5)
Selling, general & administrative and research & development costs (B)	(7)	(3)	(2)	—	6	(6)
Other changes	—	—	—	(1)	—	(1)
Segment income - Three Months Ended December 31, 2018	$125	$48	$49	$100	$—	$322
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

(B)	"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
“Net sales” increased $130 million, or 13%, due to higher automotive and specialty shipments due to customer demand. “Segment income” was $125 million, an increase of 13%, primarily due to higher volumes, favorable product mix and favorable metal costs, partially offset by increased selling, general and administrative expenses.
Europe
“Net sales” decreased $51 million, or 6%, due to lower automotive and specialty shipments, partially offset by higher can shipments. “Segment income” was $48 million, a decrease of 4%, primarily due to lower volumes partially offset by favorable metal costs.
Asia
“Net sales” increased $2 million due to higher can shipments, partially offset by lower specialty shipments. “Segment income” was $49 million, an increase of 14%, primarily due to increased cost efficiencies and favorable metal mix and scrap spreads partially offset by unfavorable foreign currency impacts.
South America
“Net sales” decreased $13 million, or 2%, due to lower specialty shipments. “Segment income” was $100 million, a decrease of 7%, primarily due to lower volumes and unfavorable can pricing, partially offset by favorable product mix.

RESULTS OF OPERATIONS

Nine Months Ended December 31, 2018 compared to the Nine Months Ended December 31, 2017
“Net sales” were $9,242 million, an increase of 10% compared to the same period in prior year, and “Cost of goods sold (exclusive of depreciation and amortization)” increased 10% to $7,816 million. Both increases were driven by a 4% increase in average base aluminum prices, a 1% increase in flat rolled shipments, and an 66% increase in average local market premiums. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $545 million for the comparable period.
“Income before income taxes” for the nine months ended December 31, 2018 was $485 million, compared to $692 million for the nine months ended December 31, 2017. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Gain on sale of a business, net" in the prior year relates to a pre-tax gain on sale of a business of $318 million related to the purchase of shares of UAL by Kobe and the deconsolidation of the remaining assets to form the equity method investment in September 2017;

•	An increase in "Business acquisition and other integration related costs" of $24 million related to integration expenses from our pending Aleris acquisition;

•
An increase in "Selling, general and administrative expenses" of $32 million, primarily related to an increase in the fair value of Long Term Incentive Plan (LTIP) awards, employment costs and factoring expenses; and

•	Increases in local market premiums resulted in $21 million of favorable metal price lag compared to $5 million of losses in the prior year.

We recognized $154 million of tax expense for the nine months ended December 31, 2018, which resulted in an effective tax rate of 32%. This tax rate is primarily due to results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized. We recognized $179 million of tax expense for the nine months ended December 31, 2017, which resulted in an effective tax rate of 26%. This tax rate is primarily due to a non-cash benefit of $18 million for the remeasurement of deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act offset by the results of operations and tax rate differences in foreign earnings.
We reported “Net income attributable to our common shareholder” of $331 million and $529 million for the nine months ended December 31, 2018 and 2017, respectively, primarily as a result of the factors discussed above.

Segment Review

Selected Operating Results Nine Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,449	$2,517	$1,624	$1,600	$52	$9,242
Shipments (in kt):
Rolled products - third party	848	656	514	386	—	2,404
Rolled products - intersegment	—	16	11	8	(35)	—
Total rolled products	848	672	525	394	(35)	2,404
Non-rolled products	2	19	5	67	—	93
Total shipments	850	691	530	461	(35)	2,497

Selected Operating Results Nine Months Ended December 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,895	$2,519	$1,565	$1,410	$7	$8,396
Shipments (in kt):
Rolled products - third party	809	682	527	365	—	2,383
Rolled products - intersegment	7	12	10	22	(51)	—
Total rolled products	816	694	537	387	(51)	2,383
Non-rolled products	—	5	6	97	—	108
Total shipments	816	699	543	484	(51)	2,491

The following table reconciles changes in “Segment income” for the nine months ended December 31, 2017 to the nine months ended December 31, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Nine Months Ended December 31, 2017	$351	$158	$124	$269	$(6)	$896
Volume	37	(29)	(8)	7	18	25
Conversion premium and product mix	27	(19)	12	(12)	(9)	(1)
Conversion costs	(5)	62	35	36	(9)	119
Foreign exchange	1	5	(10)	4	—	—
Selling, general & administrative and research & development costs (B)	(16)	(4)	(3)	(13)	6	(30)
Other changes	—	(3)	1	4	—	2
Segment income - Nine Months Ended December 31, 2018	$395	$170	$151	$295	$—	$1,011
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

(B)	"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
“Net sales” increased $554 million, or 19%, due to higher automotive and can shipments attributable to customer demand. “Segment income” was $395 million, an increase of 13%, primarily due to a higher volume and favorable product mix and portfolio optimization efforts. These factors were partially offset by increased selling, general and administrative costs.
Europe
“Net sales” decreased $2 million, or less than 1%, mainly attributable to lower specialty shipments resulting from our decision to cease production of lithographic materials in the prior year in order to optimize our product portfolio as well as lower automotive shipments, partially offset by higher can shipments. “Segment income” was $170 million, an increase of 8%, primarily due to increased cost efficiencies and favorable metal mix. These factors were partially offset by unfavorable can pricing and lower volumes.
Asia
“Net sales” increased $59 million, or 4%, due to higher automotive shipments, partially offset by lower specialty shipments. “Segment income” was $151 million, an increase of 22%, primarily due to favorable metal costs and scrap spreads, increased cost efficiency and favorable product mix. This was partially offset by unfavorable currency impact and lower shipments.
South America
“Net sales” increased $190 million, or 13%, due to higher can shipments, partially offset by lower specialty shipments. “Segment income” was $295 million, an increase of 10%, primarily due to favorable metal mix and scrap spreads, higher volume and favorable product mix. These factors were partially offset by lower can pricing and higher selling, general and administrative expenses.

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

During the fourth quarter of fiscal 2018, we announced plans to expand our production footprint in the U.S. with an approximate $300 million investment in automotive finishing capacity in Guthrie, Kentucky. Additionally, in the first quarter of fiscal 2019, we announced plans to invest $180 million to double our automotive finishing capacity at our existing plant in Changzhou, China and in the third quarter of fiscal 2019, we announced that we are investing $175 million to expand our rolling and recycling capacity at our Pinda plant in Brazil.

In connection with our pending acquisition of Aleris, we entered into a commitment letter with certain financial institutions under which such financial institutions committed to provide up to $775 million of incremental term loans and up to $1.5 billion of short term loans. On December 18, 2018, we entered into an increase joinder amendment (the “Term Loan Increase Joinder Amendment”) to the Company’s existing secured term loan credit agreement (as amended by the Term Loan Increase Joinder Amendment, the “Amended Secured Term Loan Credit Agreement”) and a short term credit agreement (the “Short Term Credit Agreement”). The Term Loan Increase Joinder Amendment governs the previously disclosed commitments of certain financial institutions to provide up to $775 million of incremental term loans under our existing term loan credit agreement. The Short Term Credit Agreement governs the previously disclosed commitments of certain financial institutions to provide up to $1.5 billion of short term loans. The lenders’ commitments to advance the incremental term loans and the short term loans are subject to customary closing conditions, including the concurrent closing of the Company's acquisition of Aleris and the prior amendment of the agreement governing our existing ABL Revolver to, among other things, permit the borrowing of the new loans. See Note 6 — Debt further details.
Non-Guarantor Information

As of December 31, 2018, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) "Net sales", (b) Adjusted EBITDA (segment income), and (c) "Total assets" of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the nine months ended December 31, 2018)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2018)	13%
Assets owned by non-guarantor subsidiaries (as of December 31, 2018)	17%

In addition, for the nine months ended December 31, 2018 and 2017, the Company’s subsidiaries that are not guarantors had net sales of $2.1 billion and $2.1 billion, respectively, and, as of December 31, 2018, those subsidiaries had assets of $2.1 billion and debt and other liabilities of $1.4 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of December 31, 2018 and March 31, 2018 is as follows (in millions).

	December 31, 2018	March 31, 2018
Cash and cash equivalents	$797	$920
Availability under committed credit facilities (A)	884	998
Total available liquidity	$1,681	$1,918
 _________________________

(A)	Our availability under committed credit facilities does not include the financing for Aleris.
The decrease in total available liquidity is primarily attributable to acquisition related costs of $239 million for the acquisition of real and personal property that we historically leased at our Sierre, Switzerland rolling facility, a reduction in credit facility lines of $127 million, net payments on short-term and long-term borrowings of $71 million and other changes of $4 million, consisting primarily of foreign exchange impacts on cash. These decreases were partially offset by positive free cash flow of $127 million, an increase in the ABL borrowing base of $75 million and sale of assets of $2 million. See Note 6 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2018, we held $5 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2018, we held $248 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Our significant future uses of cash include funding our expansion projects globally, which we plan to fund with cash flows from operating activities and local financing, and servicing our debt obligations domestically, which we plan to fund with cash flows from operating activities and, if necessary, by repatriating cash from jurisdictions for which we have not asserted that earnings are indefinitely reinvested. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2018, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.
Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of "Free cash flow".
The following table displays the “Free cash flow” for the nine months ended December 31, 2018 and 2017, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2018	2017	Change
Net cash provided by operating activities	$324	$227	$97
Net cash (used in) provided by investing activities	(434)	180	(614)
Plus: Cash used in the acquisition of assets under a capital lease	239	—	239
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(2)	(304)	302
Free cash flow (A)	$127	$103	$24
Ending cash and cash equivalents	$797	$757	$40
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

Operating Activities
Net cash provided by operating activities was $324 million for the nine months ended December 31, 2018, which was favorable compared to net cash provided by operating activities of $227 million for the nine months ended December 31, 2017. The favorable variance primarily relates to higher "Segment income" partially offset by higher taxes paid and rising metal prices which we manage through working capital initiatives. For the nine months ended December 31, 2018, net change in working capital was primarily driven by higher quantities of inventory and our factoring of receivables.

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
More details on our operating activities can be found above in “Results of operations for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017."

Investing Activities
"Net cash used in investing activities" was $434 million for the nine months ended December 31, 2018, as compared to "Net cash provided by investing activities" of $180 million for the nine months ended December 31, 2017. This decrease is primarily due to the acquisition of real and personal property that we historically leased at our Sierre, Switzerland rolling facility from Constellium for $239 million. Additionally, in the comparable period of the prior year, we received "Proceeds from the sale of a business" in the amount of $314 million due to the sale of shares in Ulsan Aluminum Ltd. The decrease is also partially attributable to an increase in capital spending due to new investments.

Financing Activities
During the nine months ended December 31, 2018, there were no issuances of long-term borrowings. We made principal repayments of $77 million on Korean long-term debt, $14 million on our Term Loan Facility, $3 million on capital leases and $1 million of other repayments. The net cash proceeds from our credit facilities' balance is related to proceeds of $92 million on our ABL Revolver and $17 million on our China credit facilities. We incurred $2 million in costs as a result of financing arrangements in anticipation of our pending Aleris acquisition.
During the nine months ended December 31, 2017, there were no issuances of long-term borrowings. We made principal repayments of $50 million on short-term loans in Brazil, $14 million on our Term Loan Facility, $68 million on Korean long-term debt and $6 million on capital leases. The net cash repayments from our credit facilities balance is related to payments of $119 million on our ABL Revolver and $21 million on our China credit facilities.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2018 and March 31, 2018, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 6 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended March 31, 2018 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as otherwise disclosed in Note 1 — Business and Summary of Significant Accounting Policies related to the adoption of new accounting standards, there were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the year ended March 31, 2018.
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

•
our ability to access financing, repay existing debt or refinance existing debt to fund current operations and for future capital requirements, including our ability to draw on the loans committed in connection with the Aleris acquisition;

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

•
changes in interest rates, including as a result of a LIBOR phase out, that have the effect of increasing the amounts we pay under our senior secured credit facilities, other financing agreements and our defined benefit pension plans;

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
The above list of factors is not exhaustive. These and other factors are discussed in more detail under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended March 31, 2018.

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
Commodity Price Risks
Metal
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2018, given a 10% change in prices (in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(72)
Copper	(10)%	$(1)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2018, given a 10% decline in spot prices for energy contracts (in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(3)
Natural Gas	(10)%	$(4)
Diesel Fuel	(10)%	$(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2018, given a 10% change in rates (in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(28)
Euro	10%	$(16)
Korean won	(10)%	$(47)
Canadian dollar	(10)%	$(4)
British pound	(10)%	$(16)
Swiss franc	(10)%	$(28)
Chinese yuan	10%	$(2)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
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

See "Risk Factors" in Part I, Item 1A in our Form 10-K for the year ended March 31, 2018.

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

10.1
Short Term Credit Agreement dated as of December 18, 2018, among Novelis Acquisitions LLC, Aleris Corporation, Novelis Inc., AV Metals Inc., the Other Guarantors Party thereto, the Lenders Party thereto, Standard Chartered Bank, the Lead Arrangers and Bookrunners and Documentation Agents

10.2
Increase Joinder Amendment to Credit Agreement dated as of December 18, 2018, between Novelis Acquisitions LLC, AV Metals Inc., the Other Loan Parties thereto, the Third Party Security Provider, Standard Chartered Bank, the Mandated Lead Arrangers and Bookrunners, and the Lenders signatory thereto

10.3
Amendment No. 2 to Credit Agreement and Amendment to U.S. Security Agreement, dated as of November 20, 2018, between Novelis Inc., AV Metals Inc., the Other Loan Parties Party thereto, the Third Party Security Provider, and Standard Chartered Bank

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
Date: February 5, 2019