Form 10-K
period 2019-03-31
Novelis Inc.
filed 2019-05-08
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2019, the Registrant had 1,000 common shares outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.
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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes product shipments. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: "Part I. Item 1A. Risk Factors", "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 7. Critical Accounting Policies and Estimates."
In this Annual Report on Form 10-K (Form 10-K), unless otherwise specified, the terms “we,” “our,” “us,” “Company,” and “Novelis” refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, and its subsidiaries. References herein to “Hindalco” refer to Hindalco Industries Limited, which acquired Novelis in May 2007. Unless otherwise specified, the period referenced is the current fiscal year.
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

Period	At Period End	Average Rate (A)	High	Low
Year Ended March 31, 2015	1.2666	1.1467	1.2681	1.0665
Year Ended March 31, 2016	1.2978	1.3115	1.4015	1.2065
Year Ended March 31, 2017	1.3289	1.3137	1.3439	1.2542
Year Ended March 31, 2018	1.2889	1.2826	1.3667	1.2305
Year Ended March 31, 2019	1.3360	1.3141	1.3657	1.2824
________________________

(A)	This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.

All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Form 10-K, consolidated “aluminum rolled product shipments,” “flat rolled product shipments,” or "shipments" refers to aluminum rolled product shipments to third parties. “Aluminum rolled product shipments," “flat rolled product shipments,” or "shipments" associated with the regions refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to “total shipments” include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBCs), ingots, billets, and primary remelt. The term “aluminum rolled products” is synonymous with the terms “flat rolled products” and “FRP” which are commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange (LME); (ii) a local market premium (LMP); and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term “conversion premium” in this Form 10-K, refers to the conversion costs plus a margin we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business
Overview
Novelis is the leading producer of flat rolled aluminum products and the world's largest recycler of aluminum. We work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets. Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe and Asia, Novelis leverages its global manufacturing and recycling footprint to consistently deliver high-quality products around the world. In fiscal year 2019, we had shipment volumes of 3,419 kt and "Net sales" of $12,326 million for the year ended March 31, 2019.

Our History

Organization and Description of Business

Novelis was formed in Canada on September 21, 2004. On May 15, 2007, Novelis was acquired by Hindalco. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco. We produce flat rolled aluminum products and provide innovative solutions to the beverage can, automotive and high-end specialty markets. As of March 31, 2019, we had manufacturing operations in ten countries on four continents: North America, South America, Europe and Asia, through 23 operating facilities, including recycling operations in twelve of these plants.
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
Industry End-use Markets
Aluminum rolled products companies produce and sell a wide range of products, which can be grouped into five end-use markets: (1) packaging; (2) transportation; (3) architectural; (4) industrial; and (5) consumer durables and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures; a range of tempers (hardness), gauges (thickness) and widths; and various coatings and finishes. Large customers typically have customized needs that require close working relationships, including technical development and support with their supplying mills.
Aluminum has a wide variety of uses in end-use markets because of its lightweight, recyclability and formability properties. The recyclability of aluminum enables it to be used, collected, melted and returned to the original product form an unlimited number of times, unlike paper and polyethylene terephthalate (PET) plastic, which deteriorate with every iteration of recycling.

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
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white") as well as automotive body panel applications, including hoods, doors, deck lids, fenders and lift gates. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by government regulations requiring improved emissions and better fuel economy; while also maintaining or improving vehicle performance and safety.
Heat exchangers, such as radiators, air conditioners, and auto fin material, are an important application for aluminum rolled products in the transportation end-use market. Original equipment manufacturers also use aluminum sheet, with specially treated surfaces and other specific properties, for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers allowing for safer and more economical transportation of hazardous and corrosive materials.
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

Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale; and significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. Our primary aluminum competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Arconic
Aleris Corporation (Aleris)	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd.
Arconic Inc. (Arconic)	China Zhongwang Holdings Limited
Constellium N.V. (Constellium)	Chinalco Group
Golden Aluminum	Henan Mingtai Aluminum Industrial Co., Ltd.
Gränges AB	Henan Zhongfu Industrial Co., Ltd.
Maaden - Saudi Arabian Mining Company	Kobe Steel Ltd. (Kobe)
Shandong Nanshan Aluminum Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
UACJ Corporation/ Tri-Arrows Aluminum Inc. (Tri-Arrows)	Southwest Aluminum (Group) Co., Ltd.
UACJ Corporation
Europe
Aleris	South America
Amag Austria Metall AG	Arconic
Arconic	Companhia Brasileira de Alumínio
Constellium	Hulamin Limited
Elval Hellenic Aluminium Industry S.A.	Norsk Hydro A.S.A.
Henan Zhongfu Industrial Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
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
In addition to competition from others within the aluminum rolled products industry, we also face competition from non-aluminum material producers. In the packaging end-use market (primarily beverage and food cans), aluminum rolled products compete mainly with glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement, steel and other materials in building products applications. In the consumer durables end-use market, aluminum rolled products compete mainly with plastic, steel, and magnesium. Additionally, aluminum competes with steel, copper, plastic, glass and other materials in industrial applications. Factors affecting competition with substitute materials include price, ease to manufacture, consumer preference and performance characteristics.

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

Defend the Core

Novelis is the leading global flat rolled aluminum supplier in the beverage can and automotive markets. We intend to protect our leadership position by continuing to deliver best-in-class customer service with improved quality, service and innovative solutions that differentiate our products. We are committed to producing the best quality products and providing reliable on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers. In fiscal year 2019, we announced plans to establish a global network of Customer Solution Centers to accelerate collaborative innovation between Novelis and automakers to determine how to maximize lightweight, high-strength aluminum for the next generation of vehicle design. The first center is scheduled to open in Novi, Michigan with centers in China and Europe to follow.

In addition, we will maintain a competitive cost structure by managing metal input costs and employing initiatives to improve operational efficiencies across our global network. This includes a commitment to employee safety, product quality and system reliability. As a manufacturing organization, our primary concern is the health and safety of our employees. We are committed to strengthening a culture of safety across all levels of the organization. We are focused on optimizing our manufacturing and recycling operations to increase asset utilization and productivity. We continue to pursue a standardization of our manufacturing processes where possible, while still allowing the flexibility to respond to local market demands.

Utilizing recycled material allows us to diversify our metal supply, helps control metal costs and provides environmental benefits. We define recycled content as the total amount of scrap metal used in production less melt loss. The percentage of recycled content within our aluminum rolled product shipments increased from 33% to 61% from fiscal 2011 to fiscal 2019. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of its size offering high-recycled content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap resulting from our closed-loop recycling partnership with our automotive customers.

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

Invest in Growth Opportunities

Over the past several years, we invested in world-class assets and technical capabilities to meet increasing global demand for aluminum within the automotive market due to our continued focus on maintaining a scalable business model and growing alongside our customers. We now have automotive finishing lines in North America, Europe, and Asia operating near full production levels. In fiscal 2018, we announced plans to build additional automotive finishing capacity in North America with a 200 kt greenfield expansion in Guthrie, Kentucky and a 100 kt brownfield expansion at our existing facility in Changzhou, China. Construction is underway at both locations. Guthrie is expected to begin commissioning towards the end of fiscal 2020, with Changzhou expected to begin commissioning in fiscal 2021. In fiscal 2019, we also announced plans to expand aluminum rolling, casting and recycling capacity at our flagship South American facility in Pindamonhangba, Brazil (Pinda) by 100 kt and 60 kt, respectively. Construction began in fiscal 2019 and is expected to be commissioned in late fiscal 2021.
In addition to these recently announced organic investments, in the second quarter of fiscal 2019, Novelis signed a definitive agreement to acquire Aleris Corporation (Aleris), a global supplier of rolled aluminum products, for approximately $2.6 billion including the assumption of debt. For Novelis, Aleris, and their customers, the proposed acquisition will deliver a number of significant benefits by:

•	Establishing a more diverse product portfolio, including aerospace, beverage can, automotive, building and construction, commercial transportation and specialty products.

•	Integrating complementary assets in Asia to include recycling, casting, rolling and finishing capabilities and allowing Novelis to more efficiently serve the growing Asia market.

•	Broadening Novelis' automotive business to meet growing demand and diversifying its global footprint and customer base.

•	Strengthening our ability to compete against steel by gaining a greater platform for production, innovation and service.

•	Executing a fully debt funded deal with leverage forecasted to peak below 4x at closing, and return to 3x in approximately two years after closing.
The acquisition is subject to customary closing conditions and regulatory approvals and is expected to close in fiscal 2020 (third quarter of calendar year 2019). Until the closing, the companies will continue to operate as separate entities. Following close, the two companies will integrate Aleris into Novelis, which will remain headquartered in Atlanta.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,350 kt of primary aluminum in fiscal 2019 in the form of sheet ingot, standard ingot and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like vehicles and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,987 kt of recycled material inputs (less melt loss) in fiscal 2019.
The overall benefit we receive from utilizing recycled metal is influenced by: 1) the overall price levels of the LME and local market premiums, 2) the spread between the price for recycled aluminum and the LME primary aluminum price and 3) our consumption levels of the recycled material inputs. We have in the past and may continue to seek to stabilize our future exposure to metal prices through the use of derivative instruments.
Our recycled content performance and methodology are detailed in our annual sustainability report, which can be found at www.novelis.com/sustainability. Information in our sustainability report does not constitute part of this Form 10-K.
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2019, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.

Our Operating Segments
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia and South America. Each segment manufactures aluminum sheet and light gauge products, and recycles aluminum.
The table below shows “Net sales” and total shipments by segment. For additional financial information related to our operating segments, see Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Net sales in millions	Year Ended March 31,
Shipments in kilotonnes	2019	2018	2017
Consolidated
Net sales	$12,326	$11,462	$9,591
Total shipments	3,419	3,333	3,176
North America (A)
Net sales	$4,581	$3,951	$3,228
Total shipments	1,150	1,090	1,014
Europe (A)
Net sales	$3,376	$3,447	$2,968
Total shipments	941	938	951
Asia (A)
Net sales	$2,190	$2,110	$1,791
Total shipments	729	719	699
South America (A)
Net sales	$2,091	$1,931	$1,510
Total shipments	663	653	562
 _________________________

(A)
"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.

The following is a description of our operating segments during all or part of March 31, 2019:
North America

Novelis North America operates eight aluminum products facilities. This includes two fully integrated aluminum rolling facilities, two dedicated recycling facilities and two facilities with recycling operations. These sites and other plants in North America manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural and other industrial applications. The majority of North America’s volumes are currently directed toward the beverage can sheet market.

In response to the lightweighting trend in the automotive industry, we have expanded our Oswego, New York facility by constructing three automotive finishing lines and supporting automotive scrap recycling capabilities. In fiscal year 2018, we announced plans to further expand our automotive finishing capacity in North America with a 200kt greenfield expansion in Guthrie. Construction is underway and is expected to begin commissioning towards the end of fiscal 2020.

Recycling is important in the manufacturing process and we have three facilities in North America that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and automotive scrap, and the material is cast into sheet ingot at our plants in Greensboro, Georgia; Berea, Kentucky; Russellville, Kentucky; and Oswego, New York.

Europe

Novelis Europe operates ten aluminum rolled product facilities. This includes facilities with recycling activities at Sierre, Switzerland, Pieve, Italy, Latchford, United Kingdom, and at Nachterstedt and Neuss, Germany. These sites manufacture a broad range of sheet and foil products. We also have distribution centers in Italy and sales offices in several European countries. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil products and other products. Beverage and food can represent the largest end-use market in terms of shipment volume for Europe.

In fiscal 2019, Novelis acquired operating facilities and manufacturing assets at its Sierre, Switzerland plant that have historically been leased. Our fully integrated recycling facility at our Nachterstedt, Germany plant is the largest aluminum recycling facility in the world. The second automotive finishing line at our Nachterstedt, Germany facility has successfully expanded our production of aluminum automotive sheet products in Europe.
Asia
Novelis Asia operates three aluminum rolled product facilities. This includes two facilities with recycling operations at the Ulsan and Yeongju, South Korea plants. Novelis Asia also owns one recycling facility in Binh Doung, Vietman, which ceased operations in fiscal 2018. These sites manufacture a broad range of aluminum sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial and other products. The beverage can market represents the largest end-use market in terms of volume.

In fiscal 2018, Novelis entered into a joint venture agreement to sell 50 percent of its interest in the Ulsan, South Korea facility to Kobe Steel (Kobe). Through the venture, Novelis and Kobe jointly own and operate the Ulsan facility, with each company remaining responsible for its metal supply and commercial relationships.

In fiscal 2019, we announced plans to add 100 kt of additional automotive finishing capacity at our Changzhou, China facility, which primarily focuses on heat treatment. Construction is underway and is expected to be commissioned in fiscal 2021.
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

In fiscal 2019, we announced plans to expand aluminum rolling, casting and recycling capacity in Pinda by 100 kt and 60 kt, respectively. Construction began in late fiscal 2019 and is expected to be complete in late fiscal 2021.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch InBev	BMW Group
Ardagh Group	Chery Jaguar Land Rover
Ball Corporation	Daimler Group
Can-Pack S.A.	Fiat Chrysler Automobiles N.V.
Crown Holdings Inc., formerly Crown Cork & Seal Company	Ford Motor Company
Pepsico	General Motors LLC
Various bottlers of the Coca-Cola System	Hyundai Motors Corporation
Jaguar Land Rover Limited
Construction, Industrial and Other	NIO
Agfa Graphics	Volkswagen Group
Aluflexpack
Amcor	Electronics
Facchini S.A.	LG International Corporation
Feron	Samsung Electronics Co., Ltd.
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
Additional information related to our top customers is contained in Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Year Ended March 31,
	2019	2018	2017
Direct sales as a percentage of total “Net sales”	97%	97%	94%
Distributor sales as a percentage of total “Net sales”	3%	3%	6%
Direct Sales
We supply various end-use markets all over the world through a direct sales force operating from individual facilities or sales offices, as well as from regional sales offices. The direct sales channel typically serves very large, sophisticated fabricators and original equipment manufacturers. Longstanding relationships are maintained with leading companies in industries using aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and historically there has been a high degree of renewal business with these customers. Certain customers require suppliers to complete a lengthy and expensive qualification process. The ability to obtain and maintain these qualifications can represent a competitive advantage. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
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

	Year Ended March 31,
	2019	2018	2017
Research and development expenses	$72	$64	$58
We conduct research and development activities in order to meet current and future customer requirements, improve our products and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can and specialty markets. We also have a global casting engineering and technology center in Spokane, Washington specializing in molten metal processing.

Our Employees
The table below summarizes our approximate number of employees by region, including our proportionate share of those employed by less than wholly owned affiliates.

Employees	North America (A)	Europe	Asia	South America	Total
March 31, 2019	3,510	4,690	1,440	1,630	11,270
March 31, 2018	3,400	4,770	1,400	1,570	11,140
_________________________

(A)	Includes employees within our Corporate headquarters located in Atlanta, Georgia.
We consider our employee relations to be satisfactory. A substantial portion of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of varying durations.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold patents and patent applications on approximately 367 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied for, or received registrations for, the “Novelis” word trademark and the “Novelis” logo trademark in approximately 50 countries where we have significant sales or operations. Novelis uses the “Aditya Birla” logo under license from Aditya Birla Management Corporation Private Limited.
We have also registered the word “Novelis” and several derivations thereof as domain names in numerous top level domains around the world to protect our presence on the world wide web.

Environment, Health and Safety
Our global operations are subject to environmental laws and regulations from various jurisdictions, which govern, among other things, air emissions, wastewater discharges, the handling, storage and disposal of hazardous substances and wastes, the remediation of contaminated sites, and restoration of natural resources, and employee health and safety. Future environmental regulations may impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities may be needed to meet future requirements. The cost of meeting these requirements may be significant. Failure to comply with such laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions and other orders, including orders to cease operations.
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the United States, as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil, certain countries in the European Union, and Korea. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.
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

Available Information
We are a voluntary filer and not subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). However, we file periodic reports and other information with the Securities and Exchange Commission (SEC). We make these filings available on our website free of charge, the URL of which is http://www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Information on our website does not constitute part of this Form 10-K.

Item 1A. Risk Factors
In addition to factors discussed elsewhere in this report, the following factors could materially affect our business, financial condition or results of operations in the future. The following factors, among others, could cause our actual results to differ from those projected in any forward looking statements we make.

Competitive and Strategic Risks

Certain of our customers are significant to our revenues, and we could be adversely affected by changes in the business or financial condition of these significant customers or by the loss of their business.

Our ten largest customers accounted for approximately 65%, 65%, and 63% of our total "Net sales" for the year ended March 31, 2019, 2018 and 2017, respectively. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows. In addition, some of our customer contracts are subject to renewal and renegotiation at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew or renegotiate such agreements could result in a reduction or loss in customer purchase volume or revenue. Additionally, consolidation among our customers may enable them to use increased leverage in negotiating prices and other contract terms. Consolidation in our customer base may also lead to reduced demand for our products or cancellations of sales orders.

We also factor trade receivables from time to time to manage working capital. Any deterioration of the financial condition or downgrade of the credit rating of certain of our customers may make it more difficult or costly for us to engage in these activities, which could negatively impact our cash flows and liquidity.

We face significant price and other forms of competition from other aluminum rolled products producers and producers of other materials.

The markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, global footprint, technical support and customer service. Some of our competitors may benefit from more efficient technologies and lower raw material and energy costs. Increases in competition resulting from new market entrants or increases in production capacity by our competitors could cause us to lose market share or lose a large customer, or force us to reduce prices to remain competitive.

In addition, aluminum competes with other materials, such as steel, plastics, composite materials and glass for various applications, including packaging, automotive, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry seeking to reduce vehicle weight may increase their use of high-strength steel rather than aluminum for certain applications given the price differential between steel and aluminum.

We may not realize the anticipated benefits of acquisitions, divestitures, joint ventures or other strategic investments.

As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments, which may not be completed or, if completed, may not produce the benefits we anticipate. For example, on July 26, 2018, we announced that we had signed a definitive agreement to acquire Aleris for approximately $2.6 billion. Upon consummation of the acquisition, we will acquire 13 Aleris manufacturing facilities spanning across North America, Asia, and Europe. The acquisition is subject to customary closing conditions and regulatory approvals. We may not achieve the anticipated benefits from the Aleris acquisition, and we may incur costs in excess of what we anticipate. In addition, we announced other significant strategic investments during fiscal year 2019, including a $180 million investment in Changzhou, China to double the capacity of our existing manufacturing facility at that location and a $175 million investment in our plant in Pindamonhangaba, Brazil, to increase our production and recycling capacity. Further, we announced in the first quarter of fiscal 2019 that we broke ground on a $300 million greenfield automotive aluminum sheet manufacturing facility in Guthrie, Kentucky.

There are numerous risks commonly encountered in strategic transactions, including the risk that management’s time and energy may be diverted, disrupting our existing businesses; risks associated with managing joint ownership structures with shared decision making authority; difficulty retaining key employees of an acquired business; difficulties due to limited prior experience in new markets we may enter, including aerospace; risks that we may not be able to complete a transaction that has been announced, effectively integrate businesses acquired or generate benefits we anticipated.

Operational Risks

If we are unable to obtain sufficient quantities of primary aluminum, recycled aluminum, sheet ingot and other raw materials used in the production of our products, our ability to produce and deliver products or to manufacture products using the desired mix of metal inputs could be adversely affected.

The supply risks relating to our metal inputs vary by input type. For example, we produce some of our sheet ingot requirements internally and source the remainder from multiple third parties in various jurisdictions, usually under contracts having a duration of at least one year. If our suppliers are unable to deliver sufficient quantities of aluminum and other raw materials to the necessary locations on a timely basis, our production could be disrupted and our net sales, profitability and cash flows could be adversely affected. Although aluminum is traded on global exchanges, developing alternative suppliers of sheet ingot could be time consuming and expensive.

Our operations are energy-intensive and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were interrupted.

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

In each geographic region where we have operating facilities, a substantial portion of our employees are represented by labor unions under collective bargaining agreements with varying durations and expiration dates. Although we have not experienced a strike or work stoppage in recent years, we may not be successful in preventing such an event from occurring in the future at one or more of our manufacturing facilities. In addition, we may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire.

Any work stoppages or material changes in the terms of our labor agreements could have an adverse impact on our financial condition.

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

In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events and external causes. For example, in May 2018, truck drivers in Brazil engaged in ten days of protest, blocking roadways across the country and preventing the normal flow of goods. The protests disrupted our supply chain, interrupted production and resulted in delayed shipments to our customers.

We may experience such disruptions in the future due to similar uncontrollable events. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that have to reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to correct any of these problems. Further, our reputation among actual and potential customers may be harmed, resulting in loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses.

Our business has been and will continue to be exposed to various economic and political risks associated with our global operations.

Due to the global reach of our business, we are subject to financial, political, economic and other business risks in connection with doing business abroad. Operating in diverse geographic regions exposes us to a number of risks and uncertainties, such as changes in international trade regulation, including duties and tariffs; and political instability that may disrupt economic activity, including the uncertainty related to the United Kingdom’s withdrawal from the European Union.

Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. economy or in other countries where we do business pose a risk because our customers may postpone purchases in response to negative financial news and tighter credit.

We face risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control.

Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly-own. These entities include our Alunorf, Germany, Ulsan, Korea and Logan, Kentucky joint ventures. Under the governing documents of these businesses, we share decision making authority and operational control which may result in conflicts over management over these businesses. In addition, because we do not exercise control over the business practices of our joint venture partners, we could be subject to reputational damage or other consequences of improper conduct by our joint venture partners or their inability to fulfill their obligations under the joint venture.

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

We have increased our management focus on and financial investments in systems and processes intended to secure our information technology systems, prevent unauthorized access to or loss of sensitive data, ensure business continuity and comply with applicable laws. These efforts include engaging third party providers from time to time to test the vulnerability of our systems and recommend solutions to upgrade the security of our systems. We also employ a number of measures to protect and defend against cyber attacks, including technical security controls, data encryption, firewalls, intrusion prevention systems, anti-virus software and frequent backups.

Despite the measures we have taken, our information technology networks and systems may be vulnerable to damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of any of these events could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in new or proprietary business initiatives.

Financial Risks

Our results and short term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.

Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales where purchase prices we pay tend to be fixed and paid earlier than sales prices we charge our customers. This creates a price exposure we call “metal price lag.” We use derivative instruments to manage the timing differences related to LME associated with metal price lag. Under normal market conditions, the majority of our premium exposure hedging occurs in North America, although the exposure is not fully hedged. For our Europe, South America and Asia businesses, the derivative market for local market premiums is not sufficiently robust or efficient for us to offset the impacts of local market premium price movements beyond a small volume. The timing difference associated with metal price lag could positively or negatively impact our operating results and short term liquidity.

A deterioration of our financial condition, a downgrade of our ratings by a credit rating agency or other factors could limit our ability to enter into, or increase our costs of, financing and hedging transactions, and our business relationships and financial condition could be adversely affected.

A deterioration of our financial condition or a downgrade of our credit ratings for any reason could increase our borrowing costs, limit our access to the capital or credit markets, adversely affect our ability to obtain new financing on favorable terms or at all, result in more restrictive covenants and have an adverse effect on our business relationships with customers, suppliers and financial counterparties. From time to time, we enter into various forms of hedging activities against currency, interest rate, energy and metal price fluctuations. Financial strength and credit ratings are important to the availability and terms of these hedging activities. As a result, any deterioration of our financial condition or downgrade of our credit ratings may make it more difficult or costly for us to engage in these activities in the future.

In addition, in July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The replacement for LIBOR is uncertain at this time. It is not possible to predict entirely the effect of a LIBOR phase out on Novelis, but the costs of our variable rate indebtedness could increase as a result of these developments.

Adverse changes in currency exchange rates could negatively affect our financial results or cash flows and the competitiveness of our aluminum rolled products relative to other materials.

We are exposed to the effects of changes in the exchange rates of the U.S. dollar, the Euro, the British pound, the Brazilian real, the Korean won, the Swiss franc and other currencies. We have implemented a hedging policy to manage currency exchange rate risks to an acceptable level based on management's judgment of the appropriate trade-off between risk, opportunity and cost; however, this hedging policy may not successfully or completely eliminate the effects of currency exchange rate fluctuations, which could have a material adverse effect on our financial results and cash flows.

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

From time to time, we use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to transact in derivative instruments to manage these risks, our results of operations, cash flows and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity, or higher costs to transact, in the derivative markets, which could have a negative effect on our ability or our costs to hedge and transact with creditworthy counterparties.

An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.

Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K. Switzerland, and Canada, unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, and Korea upon retirement or termination. Our pension plan assets consist primarily of funds invested in stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on pension plan assets and interest rates used to discount future benefits. The most significant year-end assumptions used by Novelis to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. Our results of operations, liquidity or shareholder's (deficit) equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits. These factors or others may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.

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

We are subject to income taxation in many jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"), which was enacted in the United States on December 22, 2017, introduced extensive reforms of the Internal Revenue Code. During 2018, the Internal Revenue Service began a number of guidance projects which serve to both interpret and implement the Act. Those guidance projects, which included both Proposed and Final Treasury Regulations, will continue into 2019. We will continue to evaluate the overall impact of the Act on our effective tax rate and balance sheet in light of current and future regulations and interpretive guidance from tax authorities. For additional discussion of the Act and tax amounts recorded in our financial statements, see “Management’s Discussion and Analysis.”

The covenants in our credit facilities and the indentures governing our Senior Notes impose operating and financial restrictions on us.

Our credit facilities and the indentures governing our Senior Notes impose certain operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:

•	incur additional debt and provide additional guarantees;

•	pay dividends and make other restricted payments, including certain investments;

•	create or permit certain liens;

•	make certain asset sales;

•	use the proceeds from the sales of assets and subsidiary stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	engage in certain transactions with affiliates;

•	make certain acquisitions;

•	enter into sale and leaseback transactions; and

•	consolidate, merge or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.

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

In addition, the global scale of our operations exposes us to risks relating to international trade policies including import quotas and tariffs, as well as retaliatory policies by governments against such policies. Changes in regulations and policies can impact the competitiveness of our products and negatively impact our business, results of operations and financial condition.

We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.

We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. The impact that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in civil or criminal fines or penalties and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, any of which could materially and adversely affect us.

Further, increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap- and-trade systems and additional limits on emissions of greenhouse gases or Corporate Average Fuel Economy standards in the United States. Additional new regulation could directly and indirectly affect our customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or our business (through an impact on our inventory availability, cost of sales, operations or demand for the products we sell). Any increased costs of these energy sources because of new laws could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our global headquarters are located in Atlanta, Georgia.  Our global research and technology center is located in Kennesaw, Georgia, which contains state-of-the-art research and development capabilities to help us better partner and innovate with our customers. We also have a global casting engineering and technology center in Spokane, Washington specializing in molten metal processing. Our regional headquarters are located in the following cities: North America - Atlanta, Georgia; Europe - Küsnacht, Switzerland; Asia - Seoul, South Korea; and South America - Sao Paulo, Brazil.
The total number of operating facilities within our operating segments during all or part of the year ended March 31, 2019 is shown in the table below, including operating facilities we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with Recycling Operations
North America	8	4
Europe	10	5
Asia	3	2
South America	2	1
Total	23	12

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the year ended March 31, 2019.
North America

Locations (A)	Plant Processes	Major Products
Berea, Kentucky	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Fairmont, West Virginia	Cold rolling, finishing	Container, HVAC and auto fin material
Greensboro, Georgia	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Kingston, Ontario	Cold rolling, finishing	Automotive sheet, construction sheet, industrial sheet
Russellville, Kentucky (B)	Hot rolling, cold rolling, finishing, remelt, casting, recycling	Can stock, industrial sheet
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, brazing, finishing, heat treatment	Can stock, automotive sheet, construction sheet, industrial sheet, semi-finished coil
Terre Haute, Indiana	Cold rolling, finishing	Container and industrial material
Warren, Ohio	Coating, finishing	Can stock coating
_________________________

(A)
In May 2018, we announced a greenfield expansion to be located in Guthrie, Kentucky that will include heat treatment and pre-treatment lines for automotive sheet finishing. The Guthrie facility is expected to begin commissioning towards the end of fiscal 2020.

(B)
Logan Aluminum Inc. (Logan) is operated as a joint venture between Novelis and Tri-Arrows Aluminum Inc. (Tri-Arrows). We own 40% of the outstanding common shares of Logan. See Note 8 — Consolidation for further information about this affiliate.

Europe

Locations	Plant Processes	Major Products
Bresso, Italy	Finishing, painting	Painted sheet, construction sheet
Göttingen, Germany	Cold rolling, finishing, painting	Can stock, food can, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Ludenscheid, Germany	Foil rolling, finishing, converting	Foil, packaging
Nachterstedt, Germany	Cold rolling, finishing, painting, recycling, heat treatment	Automotive sheet, can stock, industrial sheet, painted sheet, construction sheet, sheet ingot
Neuss, Germany (A)	Hot rolling, cold rolling, recycling	Can stock, foilstock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for finishing operations, industrial sheet
Sierre, Switzerland (B)	Sheet ingot casting, hot rolling, cold rolling, finishing, recycling	Automotive sheet, industrial sheet
Crick, United Kingdom	Finishing	Automotive sheet
_________________________

(A)
Aluminium Norf GmbH (Alunorf) is operated as a 50/50 joint venture between Novelis and Hydro Aluminium Deutschland GmbH (Hydro). See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.

(B)
AluInfra Services SA (AluInfra) is operated as a 50/50 joint venture between Novelis and Constellium Valais SA (Constellium). See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.

Asia

Locations	Plant Processes	Major Products
Binh Doung, Vietnam (A)
Changzhou, China	Heat treatment	Automotive sheet
Ulsan, South Korea (B)	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, automotive sheet for finishing operations, foilstock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, foilstock and recycled material
_________________________

(A)	We ceased operations at our Binh Doung plant in fiscal 2018, therefore we are excluding this facility from our count of total operating facilities above.

(B)
Ulsan Aluminum, Ltd. (UAL) is operated as a 50/50 joint venture between Novelis and Kobe. See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.

South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, coating	Can stock, construction sheet, industrial sheet, foilstock, sheet ingot
Santo Andre, Brazil	Foil rolling, finishing	Foil

Item 3. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 20 — Commitments and Contingencies to our accompanying consolidated financial statements, which are incorporated by reference into this item.
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
Dividends or returns of capital are at the discretion of the board of directors and will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, legal restrictions under debt covenant agreements and other relevant factors.
Item 6. Selected Financial Data
The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.
All of our common shares were indirectly held by Hindalco; thus, earnings per share data is not reported. Amounts in the tables below are in millions.

	March 31,
	2019	2018	2017	2016	2015
Net sales	$12,326	$11,462	$9,591	$9,872	$11,147
Net income (loss) attributable to our common shareholder	$434	$635	$45	$(38)	$148

	March 31,
	2019	2018	2017	2016	2015
Total assets	$9,563	$9,515	$8,373	$8,280	$9,102
Long-term debt (including current portion)	$4,347	$4,457	$4,558	$4,468	$4,457
Short-term borrowings	$39	$49	$294	$579	$846
Cash and cash equivalents	$950	$920	$594	$556	$628
Total equity (deficit)	$1,066	$823	$(77)	$(59)	$(70)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive and high-end specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2019, we had manufacturing operations in ten countries on four continents, which include 23 operating plants, and recycling operations in twelve of these plants.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Special Note Regarding Forward-Looking Statements and Market Data” and “Risk Factors.”

HIGHLIGHTS
Year Ended March 31, 2019 Compared with the Year Ended March 31, 2018
We reported "Net income attributable to our common shareholder" of $434 million, a decrease compared to $635 million in the prior period. The prior period recognized a one time, pre-tax gain of $318 million, partially offset by tax expense of $77 million, related to the sale of shares in Ulsan Aluminum Ltd. (UAL), and a $19 million non-cash tax benefit resulting from the Tax Cuts and Jobs Act.
We reported an increase in "Segment income" to a record $1,368 million compared to $1,215 million in the prior period. The increase is primarily due to a 3% increase in total flat rolled product shipments to a record level, favorable product mix due to portfolio optimization efforts, improved cost efficiencies and favorable metal costs and scrap spreads. As a result of these factors, net cash provided by operating activities was $728 million and free cash flow was $408 million. (Refer to “Non-GAAP Financial Measures” for our definition of Free Cash Flow).
With strong financial performance, we are well positioned to execute on our strategy to defend our core businesses, strengthen our product portfolio and invest in growth opportunities that will allow us to better serve our customers for the long term. In fiscal 2018 and fiscal 2019, we announced plans to expand our production footprint with investments in automotive finishing capacity in Guthrie, Kentucky, in the U.S, and in Changzhou, China, respectively. Construction at these facilities are well underway and progressing in line with our expectations. We also acquired key operating assets that we historically leased at our Sierre, Switzerland rolling facility from Constellium.
In fiscal 2019, we entered into an agreement to acquire Aleris, a global supplier of rolled aluminum products. Upon consummation of the transaction, we expect to acquire Aleris’ 13 production facilities across North America, Europe and Asia. We have obtained committed financing of up to $2.25 billion, subject to customary closing conditions in connection with the anticipated closing, which continues to progress and is expected to close in the second quarter of fiscal 2020 (third quarter of calendar 2019), subject to customary closing conditions and approvals.
Also in fiscal 2019, we announced plans to expand our rolling, casting and recycling capacity in Pinda, Brazil to meet growing customer demand.
Along with our strong financial performance, we have continued our focus on further improving operational efficiencies and innovation. During fiscal 2019, we introduced the first aluminum sheet battery enclosure, opened Customer Solution Centers to better collaborate with our customers and developed new, high-strength alloys that will further enhance our existing portfolio of automotive products.  We are also continuing to deliver on our purpose of shaping a sustainable world by increasing the amount of recycled content in our products and maximizing the advantages of sustainable, lightweight aluminum to benefit our customers, partners and the communities where we live and work.

BUSINESS AND INDUSTRY CLIMATE
Economic growth and material substitution continue to drive increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and high competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. In fiscal 2019, we announced plans to expand rolling, casting and recycling capability in Pinda, Brazil to support this demand. Further, we announced the signing of a definitive agreement to acquire Aleris which will further diversify our global footprint and product portfolio. The acquisition continues to progress and remains subject to customary closing conditions and approvals.

Meanwhile, the demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia in recent years, and is driving the additional investments in Aleris, Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using light weight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)
	Three Months Ended				Year Ended	Three Months Ended				Year Ended
	Jun 30, 2017	Sep 30, 2017	Dec 31, 2017	Mar 31, 2018	Mar 31, 2018	Jun 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Mar 31, 2019
Net sales	$2,669	$2,794	$2,933	$3,066	$11,462	$3,097	$3,136	$3,009	$3,084	$12,326
Percentage increase (decrease) in net sales versus comparable previous year period	16%	18%	27%	17%	20%	16%	12%	3%	1%	8%
Rolled product shipments:
North America	273	274	269	273	1,089	274	295	279	294	1,142
Europe	235	237	222	236	930	232	229	211	246	918
Asia	180	180	177	174	711	175	168	182	198	723
South America	110	131	146	136	523	126	126	142	143	537
Eliminations	(13)	(20)	(18)	(14)	(65)	(10)	(11)	(14)	(11)	(46)
Total	785	802	796	805	3,188	797	807	800	870	3,274

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	13%	9%	9%	1%	8%	—%	8%	4%	8%	5%
Europe	(4)%	—%	(2)%	—%	(1)%	(1)%	(3)%	(5)%	4%	(1)%
Asia	1%	2%	9%	—%	3%	(3)%	(7)%	3%	14%	2%
South America	7%	8%	17%	9%	10%	15%	(4)%	(3)%	5%	3%
Total	4%	4%	6%	2%	4%	2%	1%	1%	8%	3%
Business Model and Key Concepts
Conversion Business Model

A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the years ended March 31, 2019, 2018, and 2017 are as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2019 versus March 31, 2018	Year Ended March 31, 2018 versus March 31, 2017
	2019	2018	2017
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,997	$1,947	$1,492	3%	30%
Average cash price during period	$2,035	$2,045	$1,688	—%	21%
Closing cash price as of end of period	$1,900	$1,997	$1,947	(5)%	3%

For the years ended March 31, 2019, 2018, and 2017, the weighted average local market premium was as follows:

				Percent Change
	Year Ended March 31,			Year Ended March 31, 2019 versus March 31, 2018	Year Ended March 31, 2018 versus March 31, 2017
	2019	2018	2017
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$268	$192	$151	40%	27%

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

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The majority of our local market premium hedging occurs in North America depending on market conditions; however, exposure here is not fully hedged. In our Europe, Asia and South America regions, the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.

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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the years ended March 31, 2019, 2018, and 2017:

	Exchange Rate as of Year Ended March 31,			Average Exchange Rate Year Ended March 31,
	2019	2018	2017	2019	2018	2017
U.S. dollar per Euro	1.123	1.230	1.068	1.155	1.180	1.098
Brazilian real per U.S. dollar	3.897	3.324	3.168	3.809	3.231	3.290
South Korean won per U.S. dollar	1,138	1,067	1,116	1,114	1,106	1,148
Canadian dollar per U.S. dollar	1.336	1.289	1.329	1.314	1.283	1.314
Swiss franc per Euro	1.118	1.178	1.069	1.142	1.139	1.084

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

Results of Operations
Year Ended March 31, 2019 Compared with the Year Ended March 31, 2018
"Net Sales" were $12,326 million, an increase of 8%, driven by a 40% increase in average local market premiums and a 3% increase in flat rolled product shipments.
“Cost of goods sold (exclusive of depreciation and amortization)” was $10,422 million, an increase of 7%, also related to higher average local market premiums and increases in flat rolled product shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” increased $522 million.
"Income before income taxes" was $636 million compared to $855 million. The following items also affected "Income before income taxes:"

•
A "Gain on sale of a business, net" in the prior year of $318 million, related to the sale of shares of UAL to Kobe and the deconsolidation of the remaining assets to form the equity method investment in the prior year;

•	An increase in "Selling, general and administrative expenses" of $36 million primarily related to increases in employment related costs, factoring expenses and other business and professional fees;

•	"Business acquisition and other integration related costs" of $33 million in the current year related to costs associated with our pending acquisition of Aleris;

•	"Restructuring and impairment, net" decreased $32 million related to the closure of certain non-core operations in Europe during the prior fiscal year; and

•	"Interest expense and amortization of debt issuance costs" increased by $13 million primarily due to increases in LIBOR and increased average borrowings;

We recognized $202 million of tax expense, which resulted in an effective tax rate of 32%. This rate is due to tax losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded and income taxed at tax rates that differ from the 25% Canadian tax rate, including withholding taxes. We recognized $233 million in the prior period, which resulted in an effective tax rate of 27%. This rate was due to a $77 million expense resulting from the "Gain on sale of a business, net" and losses in jurisdictions where we believe it more likely than not that we will not be able to utilize those losses and therefore have a valuation allowance recorded, offset by a non-cash income tax benefit of $19 million for the remeasurement of deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act.
“Net income attributable to our common shareholder” was $434 million compared to $635 million primarily as a result of the factors discussed above.

Segment Review

Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to "Segment income," see Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326
Shipments
Rolled products - third party	1,142	896	710	526	—	3,274
Rolled products - intersegment	—	22	13	11	(46)	—
Total rolled products	1,142	918	723	537	(46)	3,274
Non-rolled products	8	23	6	126	(18)	145
Total shipments	1,150	941	729	663	(64)	3,419

Selected Operating Results Year Ended March 31, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,951	$3,447	$2,110	$1,931	$23	$11,462
Shipments
Rolled products - third party	1,083	914	696	495	—	3,188
Rolled products - intersegment	6	16	15	28	(65)	—
Total rolled products	1,089	930	711	523	(65)	3,188
Non-rolled products	1	8	8	130	(2)	145
Total shipments	1,090	938	719	653	(67)	3,333

The following table reconciles changes in “Segment income” for the year ended March 31, 2018 to the year ended March 31, 2019 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Year Ended March 31, 2018	$474	$219	$167	$363	$(8)	$1,215
Volume	59	(16)	8	15	22	88
Conversion premium and product mix	42	(33)	10	1	(12)	8
Conversion costs	(9)	68	31	17	(9)	98
Foreign exchange	2	(1)	(15)	4	—	(10)
Selling, general & administrative and research & development costs (B)	(16)	(9)	(6)	(12)	10	(33)
Other changes	—	(2)	1	6	(3)	2
Segment income - Year Ended March 31, 2019	$552	$226	$196	$394	$—	$1,368
 _________________________

(A)
The recognition of "Segment income" by a region on an intersegment shipment could occur in a period prior to the recognition of "Segment income" on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations" column adjusts regional "Segment income" for intersegment shipments that occur in a period prior to recognition of "Segment income" on a consolidated basis. The "Eliminations" column also reflects adjustments for changes in regional volume, conversion premium and product mix related to intersegment shipments for consolidation.

(B)	Selling, general & administrative costs and research & development costs include costs incurred directly by each segment and all corporate related costs.

North America
“Net sales” increased $630 million, or 16%, primarily due to higher can and automotive shipments.
“Segment income” was $552 million, an increase of 16%, primarily due to higher volumes, favorable pricing and product mix coupled with favorable metal costs and scrap spreads partially offset by increased selling, general and administrative expenses and operating costs.

Europe
“Net sales” decreased $71 million, or 2%, primarily due to lower automotive and specialty shipments, partially offset by higher can shipments.
“Segment income” was $226 million, an increase of 3%, primarily due to favorable metal mix and operating efficiencies partially offset by unfavorable can and automotive pricing.
Asia
“Net sales” increased $80 million, or 4%, primarily due to higher can shipments partially offset by lower specialty shipments.
“Segment income” was $196 million, an increase of 17%, primarily due to favorable metal mix and scrap spreads, favorable product mix and higher volumes partially offset by unfavorable foreign currency impacts.
South America
“Net sales” increased $160 million, or 8%, due to higher can shipments partially offset by lower specialty shipments and lower pricing.
“Segment income” was $394 million, an increase of 9%, primarily due to favorable metal mix and scrap spreads coupled with higher volume partially offset by increased selling, general and administrative expenses.

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
We reported “Net income attributable to our common shareholder” of $635 million for the current year, compared to “Net income attributable to our common shareholder” of $45 million for the prior year, primarily as a result of the factors discussed above.

Segment Review

The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to Segment income, see Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Year Ended March 31, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,951	$3,447	$2,110	$1,931	$23	$11,462
Shipments
Rolled products - third party	1,083	914	696	495	—	3,188
Rolled products - intersegment	6	16	15	28	(65)	—
Total rolled products	1,089	930	711	523	(65)	3,188
Non-rolled products	1	8	8	130	(2)	145
Total shipments	1,090	938	719	653	(67)	3,333

Selected Operating Results Year Ended March 31, 2017	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,228	$2,968	$1,791	$1,510	$94	$9,591
Shipments
Rolled products - third party	1,009	927	682	449	—	3,067
Rolled products - intersegment	1	16	8	25	(50)	—
Total rolled products	1,010	943	690	474	(50)	3,067
Non-rolled products	4	8	9	88	—	109
Total shipments	1,014	951	699	562	(50)	3,176

The following table reconciles changes in “Segment income” for the year ended March 31, 2017 to the year ended March 31, 2018 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations (A)	Total
Segment income - Year Ended March 31, 2017	$380	$208	$163	$337	$(3)	$1,085
Volume	84	(15)	24	59	(13)	139
Conversion premium and product mix	10	9	(22)	(45)	9	(39)
Conversion costs	22	6	9	24	4	65
Foreign exchange	1	25	1	(12)	—	15
Selling, general & administrative and research & development costs (B)	(28)	(12)	(2)	(25)	(5)	(72)
Other changes (C)	5	(2)	(6)	25	—	22
Segment income - Year Ended March 31, 2018	$474	$219	$167	$363	$(8)	$1,215
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

(C)
In relation to the South America segment, this line includes items such as the State of Espirito Santo indirect tax incentive (ICMS) for companies who fulfill certain requirements. According to this incentive, the Company can recognize a presumed ICMS credit, thus reducing the amounts due to the State. The mentioned incentive is recorded in our consolidated results of operations.

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

Liquidity and Capital Resources

Our primary liquidity sources are cash flows from operations, working capital management, cash and liquidity under our debt agreements. Our recent business investments were funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities.  Most of our recent strategic expansion projects are operating close to full capacity and are generating additional operating cash flow. We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing) and new debt issuances, as necessary.

In fiscal 2018 and fiscal 2019, we announced plans to expand our production footprint with investments in automotive finishing capacity in Guthrie, Kentucky (United States) and Changzhou, China, respectively. In fiscal 2019, we announced plans to expand our rolling, casting and recycling capacity in Pinda, Brazil. Further, we completed the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility from Constellium for €197.5 million (approximately $231 million). We simultaneously acquired a 50% ownership for €2.5 million (approximately $3 million) in a service company (AluInfra) that is jointly owned and operated by both Novelis and Constellium to provide certain services to the parties at the Sierre facility.

Also in fiscal 2019, we entered into an agreement to acquire Aleris, a global supplier of rolled aluminum products. Upon consummation of the transaction, we expect to acquire Aleris’ 13 production facilities across North America, Europe and Asia. We have obtained committed financing of up to $2.25 billion, subject to customary closing conditions in connection with the anticipated closing, which continues to progress and is expected to close in the second quarter of fiscal 2020, subject to customary closing conditions and approvals.
Non-Guarantor Information

As of March 31, 2019, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the year ended March 31, 2019)	20%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for the year ended March 31, 2019)	13%
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2019)	17%

In addition, for the years ended March 31, 2019 and March 31, 2018, the Company’s subsidiaries that are not guarantors had net sales of $2.9 billion and $3.0 billion, respectively, and, as of March 31, 2019, those subsidiaries had assets of $2.1 billion and debt and other liabilities of $1.4 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of March 31, 2019 and 2018 is as follows (in millions):

	March 31,
	2019	2018
Cash and cash equivalents	$950	$920
Availability under committed credit facilities (A)	897	998
Total available liquidity	$1,847	$1,918
_________________________
(A) Our availability under committed credit facilities does not include the committed financing for Aleris.

The decrease in total available liquidity is primarily attributable to acquisition related costs of $239 million for the purchase of operating assets at Sierre, Switzerland that were historically leased, net payments on short-term and long-term borrowings, and reductions in credit facility lines. These decreases were partially offset by positive free cash flow of $408 million. See Note 11 — Debt for more details about our availability under committed credit facilities as well as committed financing relating to the proposed Aleris acquisition.

The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of March 31, 2019, we held $21 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2019, we held $545 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2019, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

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

Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of Free Cash Flow.
The following table shows the “Free cash flow” for the year ended March 31, 2019, 2018 and 2017, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

				Change
	Year Ended March 31,			2019 versus 2018	2018 versus 2017
	2019	2018	2017
Net cash provided by operating activities	$728	$573	$563	$155	$10
Net cash (used in) provided by investing activities	(557)	96	(200)	(653)	296
Plus: Cash used in the acquisition of assets under a capital lease (A)	239	—	—	239	—
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes and hedging (B)	(2)	(263)	(2)	261	(261)
Free cash flow	$408	$406	$361	$2	$45
Ending cash and cash equivalents	$950	$920	$606	$30	$314
_________________________

(A)
This line item includes $239 million of outflows related to the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility during the year ended March 31, 2019. The impact is recognized as "Acquisition of assets under a capital lease".

(B)
This line item includes the proceeds from the sale of shares in Ulsan Aluminum Ltd., to Kobe during the year ended March 31, 2018 in the amount of $314 million, net of $42 million and $11 million, in cash taxes and transaction fees paid, respectively. This line item also includes "Outflows from the sale of a business, net of transaction fees" which is comprised of cash of $13 million held by ALCOM, which was a consolidated entity sold during fiscal 2017.

Operating Activities
The increase in net cash provided by operating activities was primarily related to higher "Segment income". The following summarizes changes in working capital accounts (in millions).

				Change
	Year Ended March 31,			2019 versus 2018	2018 versus 2017
	2019	2018	2017
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$(71)	$(415)	$(166)	$344	$(249)
Inventories	32	(151)	(193)	183	42
Accounts payable	(74)	336	253	(410)	83
Other current assets and liabilities	31	16	17	15	(1)
Net change in working capital	$(82)	$(214)	$(89)	$132	$(125)
Working capital improvements in the current period were primarily due to favorable changes in inventories due to increased sales as well as favorable changes in other current assets and liabilities. The lower quantities of inventory on hand is the result of increased shipments due to customer demand. These factors were offset by the timing of cash outflows related to accounts payable and lower base aluminum prices.
In the prior periods, working capital was primarily impacted by increases in "Accounts receivable, net" due to the timing of cash collections on certain receivables' balances coupled with an increase in sales and increased average metal prices. Additionally, higher quantities of inventory on hand was the result of capacity expansions and longer supply chains to support the automotive sector. Favorable accounts payable impacts were primarily related to the timing of payments to vendors.

Investing Activities
The following table presents information regarding our “Net cash (used in) provided by investing activities” (in millions).

				Change
	Year Ended March 31,			2019 versus 2018	2018 versus 2017
	2019	2018	2017
Capital expenditures	$(351)	$(226)	$(224)	$(125)	$(2)
Acquisition of assets under a capital lease	(239)	—	—	(239)	—
Proceeds (outflows) from settlement of derivative instruments, net	7	(23)	8	30	(31)
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	2	4	—	(2)
Proceeds (outflows) from the sale of a business	—	314	(2)	(314)	316
Proceeds from investment in and advances to non-consolidated affiliates, net	12	16	2	(4)	14
Other	12	13	12	(1)	1
Net cash (used in) provided by investing activities	$(557)	$96	$(200)	$(653)	$296

For the year ended March 31, 2019, "Net cash used in investing activities" was primarily attributable to increased "Capital expenditures" related to strategic investments and the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility recognized as "Acquisition of assets under a capital lease". Additionally, in the prior period, we received "Proceeds from the sale of a business" in the amount of $314 million due to the sale of shares in UAL.

Financing Activities
The following table presents information regarding our “Net cash used in financing activities” (in millions).

				Change
	Year Ended March 31,			2019 versus 2018	2018 versus 2017
	2019	2018	2017
Proceeds from issuance of long-term and short-term borrowings	$—	$—	$4,572	$—	$(4,572)
Principal payments of long-term and short-term borrowings	(112)	(174)	(4,477)	62	4,303
Revolving credit facilities and other, net	(2)	(211)	(229)	209	18
Debt issuance costs	(4)	(5)	(191)	1	186
Net cash used in financing activities	$(118)	$(390)	$(325)	$272	$(65)

Year Ended March 31, 2019
During the year ended March 31, 2019, there were no issuances of long-term borrowings. We made principal repayments of $90 million in Korean long-term debt, $18 million on our Term Loan Facility, $3 million on capital leases and $1 million in other principal repayments. We incurred $4 million in debt issuance costs.

Year Ended March 31, 2018

During the year ended March 31, 2018, there were no issuances of long-term borrowings. We made principal repayments of $50 million on short-term loans in Brazil, $18 million on our Term Loan Facility, $97 million in Korean long-term debt, $8 million on capital leases and $1 million in other principal repayments. The net cash repayments from our credit facilities balance is related to payments of $185 million on our ABL Revolver and $26 million on our China credit facility.

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
Derivative Instruments
See Note 15 — Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements for a full description of derivative instruments.

Guarantees of Indebtedness

We have issued guarantees on behalf of certain of our subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries holds any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly-owned and majority-owned subsidiaries in our consolidated financial statements, all liabilities associated with trade payables and debt facilities for these entities are already included in our consolidated balance sheets.
See Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for details on a guarantee of indebtedness to Alunorf, our non-consolidated affiliate.
Factoring of Trade Receivables
See Note 4 — Accounts Receivable for a summary of disclosures of factored financial amounts.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2019 and 2018, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2019, based on undiscounted amounts (in millions). The future cash flow commitments we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $94 million of derivative liabilities recorded on our balance sheet as of March 31, 2019, are uncertain. In addition, stock compensation is excluded from the table below as these are fair value measurements determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $24 million of uncertain tax positions. See Note 19 — Income Taxes to our accompanying consolidated financial statements.

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt (A)	$58	$39	$1,706	$2,649	$4,452
Interest on long-term debt (B)	206	410	324	237	1,177
Capital leases (C)	—	—	—	1	1
Operating leases (D)	29	38	22	17	106
Purchase obligations (E)	3,371	3,742	742	29	7,884
Unfunded pension plan benefits (F)	12	21	22	59	114
Other post-employment benefits (F)	7	16	19	55	97
Funded pension plans (F)	65	149	162	468	844
Total	$3,748	$4,415	$2,997	$3,515	$14,675
 _________________________

(A)	Includes only principal payments on our Senior Notes, Term Loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under capital lease obligations.

(B)
Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2019. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.

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

(E)
Includes agreements to purchase goods (including raw materials, and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2019. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.

(F)
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and health care cost trends. Payments for pension plan benefits and other post-employment benefits are estimated through 2029.

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

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety (EHS) standards. Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001, an international occupational health and safety management standard. As of March 31, 2019 and 2018, 23 of our facilities were OHSAS 18001 certified. As of March 31, 2019 and 2018, 24 of our facilities were ISO 14001 certified. In addition, 23 of our facilities are certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $14 million in fiscal 2019, of which $10 million was expensed and $4 million capitalized. We expect these expenditures will be approximately $17 million in fiscal 2020, of which we estimate $11 million will be expensed and $6 million capitalized. Generally, expenses for environmental protection are recorded in “Cost of goods sold (exclusive of depreciation and amortization).” However, significant remediation costs that are not associated with on-going operations are recorded in "Restructuring and impairment, net."

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
Derivative Financial Instruments
We hold derivatives for risk management purposes and not for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to metal prices, foreign exchange rates, interest rates, and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for foreign exchange rates. See Note 15 — Financial Instruments and Commodity Contracts and Note 17 — Fair Value Measurements to our accompanying consolidated financial statements for discussion on fair value of derivative instruments.
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

As of March 31, 2019
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
ASC 350, Intangibles - Goodwill (ASC 715) provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

For our fiscal year 2019 test, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9% for all reporting units. An increase or decrease of 0.5% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $150-$400 million, depending on the relative size of the reporting unit. Additionally, an increase or decrease of 0.5% in the terminal year growth rate assumption would have impacted the estimated fair value of each reporting unit by approximately $100-$275 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions were approximately 2.25%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. The market approach is dependent on a number of significant assumptions including selection of multiples and control premium.

As a result of our annual goodwill impairment test for the year ended March 31, 2019, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of the last day of February in fiscal 2019 by 179% for North America, by 38% for Europe and by 196% for South America.
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
As a result of Hindalco's indirect purchase of Novelis, "Investment in and advances to equity method affiliates" was adjusted to reflect fair value as of May 16, 2007 for our Alunorf affiliate. We review these investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the investment would be written down to its estimated fair value.
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
Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in "Restructuring and impairment, net" in our consolidated statement of operations. See Note 3 — Restructuring and Impairment for details on asset impairments for the years ended March 31, 2019, 2018, and 2017.
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

The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan or average life expectancy. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Changes in the liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The actuarial gains and losses are initially recorded to "Other comprehensive income (loss)" and are subsequently amortized over periods of 15 years or less.
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the United States, United Kingdom, and other Euro zone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 3.0%, 3.1%, and 3.2%, and other postretirement benefit obligation was 4.0%, 4.0% and 4.1% as of March 31, 2019, 2018, and 2017, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2019, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $151 million in the pension and other postretirement obligations and in a pre-tax decrease of $15 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2019, assuming inflation remains unchanged, would result in an increase of $170 million in the pension and other postretirement obligations and in a pre-tax increase of $16 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 5.2% for 2019, 5.2% for 2018, and 5.4% for 2017. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2019 would result in a pre-tax variation of approximately $6 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2019. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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

As of March 31, 2019, the Company concluded that valuation allowances totaling $742 million were required against its deferred tax assets comprised of the following:

•
$542 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $72 million relates to New York tax credit carryforwards, and $56 million relates to tax credit carryforwards in Canada.

•	$72 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.

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
Through March 31, 2019, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $388 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction, and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $225 million of these deferred tax assets. Realization of the remaining $163 million of deferred tax assets is dependent on our ability to earn pretax income aggregating approximately $577 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the third quarter of fiscal year 2019, we finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, our accounting for the effects of the Act is complete. We did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 — Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
NON-GAAP FINANCIAL MEASURES
Segment Income
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
Total “Segment income” is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of "Segment income".
Free Cash Flow

“Free cash flow” consists of: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities,” (c) plus cash used in the "Acquisition of assets under a capital lease", and (d) less “proceeds from sales of assets, net of transaction fees, cash income taxes and hedging.” Management believes “Free cash flow” is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, “Free cash flow” does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of “Free cash flow”. Our method of calculating “Free cash flow” may not be consistent with that of other companies.

Effective in the second quarter of fiscal 2019, management clarified the definition of "Free cash flow" (a non-GAAP measure) to exclude the impact of cash outflows related to the "Acquisition of assets under a capital lease". This change further enables users of the financial statements to understand cash generated internally by the Company. This change does not impact the consolidated financial statements or prior periods reported.

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

By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2019 consolidated balance sheet.

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

Commodity Price Risks
We have commodity price risk with respect to purchases of certain raw materials including aluminum, copper, electricity, natural gas and transport fuel.
Metal
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange (LME); (ii) a local market premium; and (iii) a “conversion premium” to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.
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
In addition to aluminum, in the first quarter of fiscal year 2019, we entered into LME copper and LMP forward contracts.

Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2019, given a 10% change in prices ($ in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(65)
Copper	(10)%	$(1)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the year ended March 31, 2019, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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

Sensitivities

The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2019, given a 10% decline in spot prices for energy contracts ($ in millions).

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
Sensitivities
The following table presents the estimated potential effect on the fair values of these derivative instruments as of March 31, 2019, given a 10% change in rates ($ in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(29)
Euro	10%	$(18)
Korean won	(10)%	$(40)
Canadian dollar	(10)%	$(4)
British pound	(10)%	$(17)
Swiss franc	(10)%	$(24)
Chinese yuan	10%	$(3)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.

The interest rate paid on our Term Loan Facility is a spread of 1.85% plus LIBOR (2.60%). As of March 31, 2019, the effective interest rate was 4.45%. As of March 31, 2019, a 100 basis point increase or decrease in LIBOR interest rates would have had a $18 million impact on our annual pre-tax income.

From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2019, there were no USD LIBOR based interest rate swaps outstanding.

In South Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. As of March 31, 2019, there were no 3M-CD based interest rate swaps outstanding.

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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on its assessment, management has concluded that, as of March 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 8, 2019

/s/ Devinder Ahuja
Devinder Ahuja
Senior Vice President and Chief Financial Officer
May 8, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Novelis Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries ("the Company") as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s (deficit) equity, and cash flows, for each of the three years in the period ended March 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
May 8, 2019

We have served as the Company’s auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended March 31,
	2019	2018	2017
Net sales	$12,326	$11,462	$9,591
Cost of goods sold (exclusive of depreciation and amortization)	10,422	9,700	7,992
Selling, general and administrative expenses	502	466	396
Depreciation and amortization	350	354	360
Interest expense and amortization of debt issuance costs	268	255	294
Research and development expenses	72	64	58
Gain on assets held for sale	—	—	(2)
(Gain) loss on sale of a business, net	—	(318)	27
Loss on extinguishment of debt	—	—	134
Restructuring and impairment, net	2	34	10
Equity in net (income) loss of non-consolidated affiliates	(3)	1	8
Business acquisition and other integration related costs	33	—	—
Other expenses, net	44	51	117
	$11,690	$10,607	$9,394
Income before income taxes	636	855	197
Income tax provision	202	233	151
Net income	$434	$622	$46
Net (loss) income attributable to noncontrolling interests	—	(13)	1
Net income attributable to our common shareholder	$434	$635	$45
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended March 31,
	2019	2018	2017
Net income	$434	$622	$46
Other comprehensive (loss) income:
Currency translation adjustment	(171)	191	(59)
Net change in fair value of effective portion of hedges, net	(70)	109	(57)
Net change in pension and other benefits, net	(8)	12	74
Other comprehensive (loss) income before income tax effect	$(249)	$312	$(42)
Income tax (benefit) provision related to items of other comprehensive income	(22)	34	—
	(227)	278	(42)
Comprehensive income	$207	$900	$4
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	2	(19)	4
Comprehensive income attributable to our common shareholder	$205	$919	$—
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS
(in millions, except number of shares)

	March 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$950	$920
Accounts receivable, net
— third parties (net of uncollectible accounts of $7 as of March 31, 2019 and March 31, 2018)	1,417	1,353
— related parties	164	242
Inventories	1,460	1,560
Prepaid expenses and other current assets	121	125
Fair value of derivative instruments	70	159
Assets held for sale	3	5
Total current assets	$4,185	$4,364
Property, plant and equipment, net	3,385	3,110
Goodwill	607	607
Intangible assets, net	351	410
Investment in and advances to non–consolidated affiliate	792	849
Deferred income tax assets	142	75
Other long–term assets
— third parties	101	97
— related parties	—	3
Total assets	$9,563	$9,515
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$19	$121
Short–term borrowings	39	49
Accounts payable
— third parties	1,986	2,051
— related parties	175	205
Fair value of derivative instruments	87	106
Accrued expenses and other current liabilities	616	591
Total current liabilities	$2,922	$3,123
Long–term debt, net of current portion	4,328	4,336
Deferred income tax liabilities	223	164
Accrued postretirement benefits	844	825
Other long–term liabilities	180	244
Total liabilities	$8,497	$8,692
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2019 and March 31, 2018	—	—
Additional paid–in capital	1,404	1,404
Accumulated equity (deficit)	203	(283)
Accumulated other comprehensive loss	(506)	(261)
Total equity of our common shareholder	$1,101	$860
Noncontrolling interests	(35)	(37)
Total equity	$1,066	$823
Total liabilities and equity	$9,563	$9,515
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended March 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$434	$622	$46
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	350	354	360
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	(6)	15	(15)
Gain on assets held for sale	—	—	(2)
(Gain) loss on sale of business	—	(318)	27
Loss on sale of assets	6	7	6
Impairment charges	—	15	2
Loss on extinguishment of debt	—	—	134
Deferred income taxes	50	41	6
Amortization of fair value adjustments, net	—	—	7
Equity in net (income) loss of non-consolidated affiliates	(3)	1	8
(Gain) loss on foreign exchange remeasurement of debt	—	(2)	2
Amortization of debt issuance costs and carrying value adjustments	17	19	22
Other, net	(1)	1	3
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(71)	(415)	(166)
Inventories	32	(151)	(193)
Accounts payable	(74)	336	253
Other current assets	(3)	21	(17)
Other current liabilities	34	(5)	34
Other noncurrent assets	(7)	(5)	(30)
Other noncurrent liabilities	(30)	37	76
Net cash provided by operating activities	$728	$573	$563
INVESTING ACTIVITIES
Capital expenditures	(351)	(226)	(224)
Acquisition of assets under a capital lease	(239)	—	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	2	4
Proceeds (outflows) from the sale of a business	—	314	(2)
Proceeds from investment in and advances to non-consolidated affiliates, net	12	16	2
Proceeds (outflows) from settlement of derivative instruments, net	7	(23)	8
Other	12	13	12
Net cash (used in) provided by investing activities	$(557)	$96	$(200)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	—	—	4,572
Principal payments of long-term and short-term borrowings	(112)	(174)	(4,477)
Revolving credit facilities and other, net	(2)	(211)	(229)
Debt issuance costs	(4)	(5)	(191)
Net cash used in financing activities	$(118)	$(390)	$(325)
Net increase in cash and cash equivalents and restricted cash	53	279	38
Effect of exchange rate changes on cash	(25)	47	—
Cash, cash equivalents and restricted cash — beginning of period	932	606	568
Cash, cash equivalents and restricted cash — end of period	$960	$932	$606
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY
(in millions, except number of shares)

	(Deficit) Equity of our Common Shareholder
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- Controlling Interests	Total (Deficit)/ Equity
Balance as of March 31, 2016	1,000	$—	$1,404	$(963)	$(500)	$—	$(59)
Net income attributable to our common shareholder	—	—	—	45	—	—	45
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, included in AOCI	—	—	—	—	(60)	1	(59)
Change in fair value of effective portion of hedges, net of tax provision of $22 included in AOCI	—	—	—	—	(35)	—	(35)
Change in pension and other benefits, net of tax benefit of $22 included in AOCI	—	—	—	—	50	2	52
Noncontrolling interests related to the sale of a business	—	—	—	—	—	(22)	(22)
Balance as of March 31, 2017	1,000	$—	$1,404	$(918)	$(545)	$(18)	$(77)
Net income attributable to our common shareholder	—	—	—	635	—	—	635
Net loss attributable to noncontrolling interests	—	—	—	—	—	(13)	(13)
Currency translation adjustment, included in AOCI	—	—	—	—	191	—	191
Change in fair value of effective portion of cash flow hedges, net of tax provision of $32 million included in AOCI	—	—	—	—	77	—	77
Change in pension and other benefits, net of tax provision of $2 million included in AOCI	—	—	—	—	16	(6)	10
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of accounting standards updates (See Note 1)	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	$—	$1,404	$(231)	$(277)	$(37)	$859
Net income attributable to our common shareholder	—	—	—	434	—	—	434
Currency translation adjustment, included in AOCI	—	—	—	—	(171)	—	(171)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $20 million included in AOCI	—	—	—	—	(50)	—	(50)
Change in pension and other benefits, net of tax benefit of $2 million included in AOCI	—	—	—	—	(8)	2	(6)
Balance as of March 31, 2019	1,000	$—	$1,404	$203	$(506)	$(35)	$1,066
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of March 31, 2019, we had manufacturing operations in ten countries on four continents: North America, South America, Asia and Europe, through 23 operating facilities, including recycling operations in twelve of these plants.
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
Revision of Previously Issued Financial Statements
As of March 31, 2018, we decreased the "Accumulated benefit obligation" of pension plans with accumulated benefit obligations in excess of plan assets within Note 13 — Postretirement Benefit Plans by $31 million. This misstatement only impacted the footnote disclosure and did not impact previously reported consolidated financial statements.

As of March 31, 2018, we increased "Costs and expenses related to net sales" for our non-consolidated equity method affiliates in Note 9 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions by $18 million, resulting in revised "Net income (loss)" of $9 million for our equity method affiliates. This misstatement only impacted the footnote disclosure and did not impact previously reported consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2018, we increased "Deferred income tax assets" and "Other long-term liabilities" in the amount of $12 million. This misclassification also impacted previously reported fiscal 2018 financial statement line items contained within “Net cash provided by operating activities”. Although no cash flow statement subtotal was impacted, current and deferred income tax expense and balances, as disclosed in Note 19 — Income Taxes and relevant amounts disclosed in Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information were impacted.
We assessed the materiality of the misstatements and concluded that these misstatements were not material to the Company’s previously issued financial statements and that amendments of previously filed reports were therefore not required. However, we elected to revise the previously reported amounts in the respective consolidated balance sheets, the consolidated statement of cash flows, and we have also revised the footnotes for the disclosure misstatements described above, as applicable.
Reclassification
Certain prior period amounts have been adjusted as a result of the adoption of new accounting standards, as discussed below.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
A substantial portion of our employees are represented by labor unions under a large number of collective bargaining agreements with varying durations and expiration dates. Although we have not experienced a strike or work stoppage in recent years, we may not be successful in preventing such an event from occurring in the future at one or more of our manufacturing facilities. In addition, we may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire. Any work stoppages or material changes in the terms of our labor agreements could have an adverse impact on our financial condition.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Other risks and uncertainties
In addition, refer to Note 15 — Financial Instruments and Commodity Contracts, Note 17 — Fair Value Measurements and Note 20 — Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.
 Revenue Recognition
Effective for the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments which supersedes the standard in former ASC 605, Revenue Recognition. The new standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. We adopted Topic 606 using the modified retrospective transition approach. We determined that our existing revenue recognition practices were in compliance with Topic 606. Accordingly, there was no cumulative effect adjustment to the opening balance of retained earnings in the consolidated balance sheet in the first quarter of fiscal 2019, as the adoption did not result in a change to our timing of revenue recognition. See Note 2 — Revenue from Contracts with Customers for additional disclosures related to the adoption of this standard. The adoption of this standard did not have a material impact on the consolidated financial statements.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restructuring Activities
Restructuring charges, which are recorded within “Restructuring and impairment, net," include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring costs include expenses that are recorded through the restructuring liability. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment Benefits. Severance costs accounted for under ASC 420 and/or ASC 712 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 3 — Restructuring and Impairment for further discussion.
Business Acquisition and Other Integration Related Costs
"Business acquisition and other integration related costs" include expenses associated with the acquisition (the "Acquisition") of Aleris Corporation (Aleris). The expenses consist of the costs incurred related to the transaction and to integrate Aleris subsequent to the acquisition. The acquisition remains subject to customary closing conditions and regulatory approvals. See Note 11 — Debt for further details about the transaction.
Carbon Emission Allowances
Emission allowances are recognized when there is reasonable assurance that we will comply with the respective conditions required and that the allowances, or grants, will be received. The allowances are recognized as income over the respective periods in which the intended expenses are offset. We recognize emission allowances as non-amortizing intangible assets since the allowance benefit is an offset against a future expense demonstrating compliance with the respective regulation, and never received in the form of cash. Although the intangible is not amortized, it is subject to impairment under the indefinite lived intangible asset impairment model. The intangible asset is recognized at nominal value once we have satisfied all requirements, are granted the allowance(s) and are able to exercise control. Any excess credits are accrued.
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
Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts receivable against the allowance for doubtful accounts after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. See Note 4 — Accounts Receivable for further discussion.

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
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The effective portion of gain or loss on the derivative is included in other comprehensive income (OCI) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the line item most reflective of the underlying risk exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing ineffectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in "Other expenses, net".
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
If no hedging relationship is designated, gains or losses are recognized in "Other expenses, net" in our current period earnings.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 5 — Inventories for further discussion.
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
Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset, and we capitalize interest on major construction and development projects while in progress. Capitalized interest costs are included in property, plant and equipment and are depreciated over the useful life of the related asset.
We retain fully depreciated assets in property and accumulated depreciation accounts until we remove them from service. In the case of sale, retirement or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in "Other expenses, net" or "Gain on assets held for sale" in our consolidated statements of operations.
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
For the years ended March 31, 2019, 2018 and 2017 we elected to perform the two-step quantitative impairment test. No goodwill impairment was identified in any of the years. See Note 7 — Goodwill and Intangible Assets for further discussion.

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
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets and intangible assets are included in “Restructuring and impairment, net” in the consolidated statement of operations. See Note 3 — Restructuring and Impairment for further discussions.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholder’s (deficit) equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the years ended March 31, 2019 and 2018, we used March 31 as the measurement date.

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
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates and transaction gains and losses are included in “Other expenses, net” in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.
Recently Adopted Accounting Standards
Effective for the second quarter of fiscal 2019, we early adopted Accounting Standards Update (ASU) 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement, which modified the disclosure requirements on fair value measurements in Topic 820 including the consideration of costs and benefits. The amendments relate to changes in disclosures on unrealized gains and losses, the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively, where applicable. Due to the immateriality of the electricity swap, which is our only Level 3 derivative contract, the adoption of this standard does not have a material impact on the consolidated financial statements and disclosures.
Effective for the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments, which supersedes the former standard, ASC 605, Revenue Recognition. The new standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services. We adopted Topic 606 using the modified retrospective transition approach. We determined that our existing revenue recognition practices were in compliance with Topic 606. Accordingly, there was no cumulative effect adjustment to the opening balance of retained earnings in the consolidated balance sheet in the first quarter of fiscal 2019, as the adoption did not result in a change to our timing of revenue recognition. See Note 2 — Revenue from Contracts with Customers for additional disclosures related to the adoption of this standard. The adoption of this standard does not have a material impact on the consolidated financial statements and disclosures.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective for the first quarter of fiscal 2019, we adopted ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This standard provides an option to reclassify stranded tax effects within Accumulated other comprehensive income (loss) (AOCI) to Retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the “Act”). This standard is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted.  Additionally, the ASU requires new disclosures by all companies. Other than those effects related to the Act, the Company releases the income tax effect from AOCI in the period when the underlying transaction impacts earnings. We early adopted this accounting standard in the first quarter of fiscal 2019 and reclassified $16 million into retained earnings of our common shareholder from AOCI. This reclassification consists of deferred taxes originally recorded in AOCI at rates that exceeded the newly enacted U.S. federal corporate tax rate. There was no impact to net income.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This update was issued primarily to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines. We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to "Other expenses, net" for the comparative periods. We reclassified, with no impact to net income, net periodic benefit cost totaling $42 million ($19 million from "Cost of goods sold (exclusive of depreciation and amortization)" and $23 million from "Selling, general and administrative expenses") for the year ended March 31, 2018 and $49 million ($24 million from "Cost of goods sold (exclusive of depreciation and amortization") and $25 million from "Selling, general and administrative expenses") for the year ended March 31, 2017 into "Other expenses, net".
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
Amounts included in restricted cash largely represent those required to be set aside for employee benefits. The following table reconciles cash and cash equivalents as reported on the consolidated balance sheet to cash, cash equivalents and restricted cash as reported on the consolidated statement of cash flows (in millions). Prior period amounts have been adjusted to conform to the current period presentation.

	March 31,
	2019	2018
Cash and cash equivalents	$950	$920
Restricted cash (included in "Other long-term assets")	10	12
Total cash, cash equivalents, and restricted cash	$960	$932
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Effective for the first quarter of fiscal 2019, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new standard applies to all entities that are required to present a statement of cash flows under Topic 230 and addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items. We adopted this standard on a retrospective basis and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.  We reclassified $13 million and $12 million for the years ended March 31, 2018 and March 31, 2017, respectively, from accounts receivable within operating activities into the line item "Other" within investing activities on the consolidated statement of cash flows.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting.  This update was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the standard in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. Under the new standard, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. Management has determined that the adoption of this standard does not have a material impact on the consolidated financial statements. This standard will need to be considered if Novelis initiates a modification that is determined to be a substantive change to an outstanding stock-based award.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets. The amendments in this update include (i) clarification that non-financial assets within the scope of ASC 610-20 may include non-financial assets transferred within a legal entity to a counterparty; (ii) clarification that an entity should allocate consideration to each distinct asset by applying the standard in ASC 606 on allocating the transaction price to performance obligations; and (iii) a requirement for entities to derecognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 610, and transfers control of the asset in accordance with ASC 606. Management has determined that the adoption of this standard does not have an impact on our consolidated financial statements.
Effective for the first quarter of fiscal 2019, we adopted ASU 2017-01, Clarifying the Definition of a Business (Topic 805), which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business. In addition, the amendments provide more consistency in applying the guidance, reduces the costs of application, and makes the definition of a business more operable. Management has determined that the adoption of this standard does not have an impact on our consolidated financial statements.
Recently Issued Accounting Standards
In October 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, to eliminate the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity will consider such indirect interests on a proportionate basis. These changes become effective for Novelis on April 1, 2020 and interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact of this standard.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, to permit the use of the OIS based on the SOFR as a U.S. benchmark interest rate for purposes of hedge accounting under Topic 815 as requested by the Federal Reserve Board during deliberations leading to the issuance of ASU 2017-12. The FASB recognized that although the OIS rate based on SOFR is not yet widely recognized and quoted within the U.S. financial market, the attributes of the repo rates underlying the calculation of SOFR are recognized. As we have already adopted ASU 2017-12, these changes become effective for Novelis on April 1, 2019 and interim periods within those fiscal years. Early adoption is permitted in any interim period if an entity already has adopted ASU 2017-12. The Company does not currently have any interest rate derivative instruments, but is currently evaluating the potential future impact of this standard.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract, which requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. These changes become effective for Novelis on April 1, 2020 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the new standard.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715 to add, remove and clarify requirements related to defined benefit pension and other postretirement plans. The ASU added requirements for new disclosures such as now requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the ASU removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income "OCI" expected to be recognized in net periodic benefit costs over the next fiscal year. These changes become effective for Novelis for fiscal year ended March 31, 2022. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which provides various minor codification updates and improvements to address comments that the FASB had received regarding unclear or vague accounting guidance. The standard is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. The Company is currently evaluating the impact of the guidance on its consolidated financial statements and does not anticipate that this guidance will have a material impact.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The “current expected credit loss” (CECL) model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. These changes become effective for Novelis for fiscal year ended March 31, 2021. Early adoption is permitted. We are currently evaluating the impact of this standard and we do not expect the adoption of this standard will have an impact on the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with additional technical improvements, practical expedients, and clarifications that have since been issued, which when effective, will require organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. A lessee will be required to recognize assets and liabilities for leases with terms that exceed twelve months. The standard will also require disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. These changes become effective for Novelis April 1, 2019 for the annual reporting period (including interim periods therein). Novelis has established a cross-functional project team to lead the implementation effort. We will adopt the standard using a modified retrospective approach, applying the standard’s transition provisions at the beginning of the period of adoption. We are electing the package of practical expedients allowing the Company to not reassess whether any expired or existing contracts are, or contain, leases, the lease classification for any expired or existing leases or initial direct costs for any expired or existing leases. Based on our preliminary assessment, we expect the adoption of this ASU to result in the recognition of $90 million to $135 million of right-of-use assets and lease liabilities on our consolidated balance sheets with an immaterial impact to the opening balance of retained earnings. The adoption of this ASU is not expected to have a material effect to the consolidated statement of operations or the consolidated statement of cash flows.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia and Europe. See Note 21 — Segment, Geographical Area, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    RESTRUCTURING AND IMPAIRMENT

"Restructuring and impairment, net" is reflected on our consolidated statement of operations and includes restructuring costs, impairments and other non-cash related expenses. As of March 31, 2019, $14 million is included in “Accrued expenses and other current liabilities” and the remaining is within "Other long-term liabilities" in our accompanying consolidated balance sheet.

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2016	$27
Fiscal 2017 Activity:
Expenses	8	—	8	2	10
Cash payments	(13)
Foreign currency remeasurement and other (C)	2
Balance as of March 31, 2017	$24
Fiscal 2018 Activity:
Expenses	19	9	28	6	34
Cash payments	(7)
Balance as of March 31, 2018	$36
Fiscal 2019 Activity:
Expenses	2	—	2	—	2
Cash payments	(16)
Foreign currency remeasurement and other (C)	(5)
Balance as of March 31, 2019	$17
_________________________

(A)	Other restructuring charges include expenses related to a restructuring activity that are not recorded through the restructuring liability, such as impairments and other non-cash expenses.

(B)	Other impairment charges are not related to a restructuring activity.

(C)	This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.

Restructuring and impairment activities by segment are detailed below:
North America
North America recognized $1 million in restructuring expenses for fiscal 2019 and 2017 both due to a fiscal 2012 plant closure. Restructuring actions prior to April 1, 2016 totaled $40 million and was attributed to impairments of $33 million and severance and other exit related expenses of $7 million. As of March 31, 2019, the restructuring liability for the North America region totaled $1 million.
The North America segment recognized less than $4 million in impairment charges on intangible software assets unrelated to restructuring for fiscal 2018 and $2 million in impairment charges on fixed assets unrelated to restructuring for fiscal 2017.
Europe
Europe recognized $25 million in restructuring expenses for fiscal 2018 related to the closure of certain non-core operations; severance and associated legal costs totaled $16 million and asset impairments totaled $9 million. In fiscal 2017, Europe recognized $2 million of restructuring expenses related to corporate restructuring. Prior to April 1, 2016, $50 million of restructuring expenses was incurred related to business optimization efforts and corporate restructuring. As of March 31, 2019, the restructuring liability for the Europe region totaled $3 million.
Europe recognized less than $2 million in asset impairments unrelated to restructuring during fiscal 2018.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Asia
Asia recognized $1 million in impairment charges on long-lived assets unrelated to restructuring in fiscal 2018.

South America
In fiscal 2019, 2018, 2017, South America recognized restructuring expenses of $1 million, $3 million and $5 million, respectively, related to the closure of smelter facilities. Restructuring actions prior to April 1, 2016 totaled $82 million and were primarily related to the closure of smelter facilities along with prior restructuring programs. As of March 31, 2019, the restructuring liability for the South America region totaled $13 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    ACCOUNTS RECEIVABLE
“Accounts receivable, net” consists of the following (in millions).

	March 31,
	2019	2018
Trade accounts receivable	$1,332	$1,260
Other accounts receivable	92	100
Accounts receivable — third parties	1,424	1,360
Allowance for doubtful accounts — third parties	(7)	(7)
Accounts receivable, net — third parties	$1,417	$1,353

Accounts receivable, net — related parties	$164	$242
Allowance for Doubtful Accounts
As of March 31, 2019 and 2018, our allowance for doubtful accounts represented approximately 0.5% of gross accounts receivable - third parties (exclusive of accounts receivable - related parties).
Activity in the allowance for doubtful accounts is as follows (in millions).

	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written-Off)	Foreign Exchange and Other	Balance at End of Period
Year Ended March 31, 2019	$7	$—	$—	$—	$7
Year Ended March 31, 2018	$6	$1	$—	$—	$7
Year Ended March 31, 2017	$3	$3	$—	$—	$6
Factoring of Trade Receivables
We factor trade receivables (collectively, we refer to these as "factoring") based on local cash needs, as well as attempting to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities (in millions).

	Year Ended March 31,
	2019	2018	2017
Factoring expense	$46	$39	$16

	March 31,
	2019	2018
Factored receivables outstanding	$500	$547

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.    INVENTORIES
“Inventories” consists of the following (in millions).

	March 31,
	2019	2018
Finished goods	$354	$416
Work in process	684	730
Raw materials	254	248
Supplies	168	166
Inventories	$1,460	$1,560

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    PROPERTY, PLANT AND EQUIPMENT
“Property, plant and equipment, net” consists of the following (in millions).

	March 31,
	2019	2018
Land and property rights	$155	$148
Buildings	1,274	1,259
Machinery and equipment	4,290	4,179
	5,719	5,586
Accumulated depreciation and amortization	(2,731)	(2,644)
	2,988	2,942
Construction in progress	397	168
Property, plant and equipment, net (A)	$3,385	$3,110

(A)
In fiscal 2019, we completed the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility from Constellium Valais SA (Constellium) for €197.5 million (approximately $231 million).

For the years ended March 31, 2019, 2018 and 2017, we capitalized $3 million, $1 million and $2 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to "Property, plant and equipment, net" is shown in the table below (in millions).

	Year Ended March 31,
	2019	2018	2017
Depreciation expense related to property, plant and equipment, net	$286	$290	$299

 Asset impairments
Impairment charges are recorded in "Restructuring and impairment, net." See Note 3 — Restructuring and Impairment for additional information.
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
The following table summarizes rent expense included in our consolidated statements of operations (in millions):

	Year Ended March 31,
	2019	2018	2017
Rent expense	$27	$27	$24

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Future minimum lease payments as of March 31, 2019, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Year Ending March 31,	Operating leases	Capital lease obligations
2020	$29	$—
2021	22	—
2022	16	—
2023	12	—
2024	10	—
Thereafter	17	1
Total minimum lease payments	$106	$1
Less: interest portion on capital lease		—
Principal obligation on capital leases		$1
Assets and related accumulated amortization under capital lease obligations as of March 31, 2019 and 2018 are as follows (in millions).

	March 31,
	2019	2018
Assets under capital lease obligations:
Buildings	$1	$12
Machinery and equipment	8	76
CWIP	1	2
	10	90
Accumulated amortization	(7)	(77)
	$3	$13

Asset Retirement Obligations

An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. Our asset retirement obligations relate to sites, primarily in North America and Asia, that have government imposed or other legal remediation obligations. The following is a summary of our asset retirement obligation activity. The period end balances are included in “Other long-term liabilities” in our consolidated balance sheet (in millions).

	Balance at Beginning of Period	Obligations Incurred	Accretion	Foreign Exchange & Other Adjustments	Settlements	Balance at End of Period
Year Ended March 31, 2019	$33	$1	$—	$(5)	$—	$29
Year Ended March 31, 2018	$15	$17	$—	$1	$—	$33
Year Ended March 31, 2017	$15	$—	$—	$—	$—	$15

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    GOODWILL AND INTANGIBLE ASSETS
There were no changes to the gross carrying amount or accumulated impairment of goodwill during the years ended March 31, 2019 and 2018. The following table summarizes “Goodwill” (in millions).

	March 31, 2019			March 31, 2018
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,145	$(860)	$285	$1,145	$(860)	$285
Europe	511	(330)	181	511	(330)	181
South America	291	(150)	141	291	(150)	141
	$1,947	$(1,340)	$607	$1,947	$(1,340)	$607
The components of “Intangible assets, net” are as follows (in millions).

	March 31, 2019				March 31, 2018
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20 years	$142	$(84)	$58	$142	$(77)	$65
Technology and software	10.1 years	387	(276)	111	382	(246)	136
Customer-related intangible assets	20 years	447	(265)	182	456	(247)	209
	16.1 years	$976	$(625)	$351	$980	$(570)	$410
In the year ended March 31, 2019, we did not record any impairments. In the year ended March 31, 2018, we recorded impairment charges related to certain intangible software assets. All other intangible assets are amortized using the straight-line method. For additional information refer to Note 3 — Restructuring and Impairment.
Amortization expense related to “Intangible assets, net” is as follows (in millions).

	Year Ended March 31,
	2019	2018	2017
Total amortization expense related to intangible assets	$64	$64	$69
Less: Amortization expense related to intangible assets included in “Cost of goods sold (exclusive of depreciation and amortization)” (A)	—	—	(8)
Amortization expense related to intangible assets included in “Depreciation and amortization”	$64	$64	$61
 ________________________

(A)	Relates to amortization of favorable energy supply contract, which is fully amortized as of March 31, 2018.
Estimated total amortization expense related to “Intangible assets, net” for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2020	$60
2021	$57
2022	$54
2023	$45
2024	$41

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

Logan Aluminum Inc. (Logan) is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized variable interest entity ("VIE") that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Tri-Arrows, to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses and the right to receive benefits that could potentially be significant.

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

	March 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$1	$—
Accounts receivable	40	39
Inventories	72	67
Prepaid expenses and other current assets	1	1
Total current assets	$114	$107
Property, plant and equipment, net	29	27
Goodwill	12	12
Deferred income taxes	64	67
Other long-term assets	27	26
Total assets	$246	$239
Liabilities
Current liabilities
Accounts payable	$43	$43
Accrued expenses and other current liabilities	21	22
Total current liabilities	$64	$65
Accrued postretirement benefits	245	245
Other long-term liabilities	1	1
Total liabilities	$310	$311

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

Included in the accompanying consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates.

Alunorf
Aluminium Norf GmbH (Alunorf) is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expenses.

UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment and Novelis is not considered the primary beneficiary. UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2019, Novelis and Kobe both hold 50% interests in UAL.

AluInfra
In July 2018, Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, entered into definitive agreements with Constellium, an unrelated party, under which Novelis Switzerland and Constellium jointly own and operate AluInfra Services SA (AluInfra), the joint venture investment. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the facility.

The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have investments in as of March 31, 2019 and 2018, and which we account for using the equity method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH (Alunorf)	Corporation	50%
Ulsan Aluminum, Ltd. (UAL)	Corporation	50%
AluInfra Services SA (AluInfra)	Corporation	50%

The following table summarizes the assets, liabilities and equity of our equity method affiliates in the aggregate as of March 31, 2019 and 2018 (in millions).

	March 31,
	2019	2018
Assets:
Current assets	$369	$396
Non-current assets	835	944
Total assets	$1,204	$1,340
Liabilities:
Current liabilities	$234	$281
Non-current liabilities	345	342
Total liabilities	$579	$623
Equity:
Total equity	$625	$717
Total liabilities and equity	$1,204	$1,340

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2019, the investment in Alunorf exceeded our proportionate share of the net assets by $430 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.

As of March 31, 2019, the investment in UAL exceeded our proportionate share of the net assets by $47 million. The difference primarily relates to goodwill.

The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2019, 2018 and 2017; and the nature and amounts of significant transactions that we had with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Year Ended March 31,
	2019	2018	2017
Net sales	$1,245	$866	$447
Costs and expenses related to net sales	1,222	854	463
Provision (benefit) for taxes on income	7	3	(5)
Net income (loss)	$16	$9	$(11)
Purchase of tolling services from Alunorf	$254	$245	$224

Related Party Transactions

Included in the accompanying consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates and our indirect parent company, Hindalco.

The following table describes the period-end account balances, shown as related party balances in the accompanying consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	March 31,
	2019	2018
Accounts receivable-related parties	$164	$242
Other long-term assets-related parties	$—	$3
Accounts payable-related parties	$175	$205

Transactions with Alunorf

We earned less than $1 million of interest income on a loan due from Alunorf during each of the years presented in "Other long-term assets-related parties" in the table above. We believe collection of the full receivable from Alunorf is probable; thus no allowance for loan loss was provided for this loan as of March 31, 2019 and 2018.

We previously guaranteed the indebtedness for credit facilities and early retirement benefits on behalf of Alunorf.  As of March 31, 2019, we no longer held guarantor responsibilities for either of these obligations.

Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the years ended March 31, 2019, 2018 and 2017, we recorded “Net sales” of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of March 31, 2019 and 2018, there were less than $1 million of "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco. During the years ended March 31, 2019 and March 31, 2018, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

10.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

“Accrued expenses and other current liabilities” consists of the following (in millions).

	March 31,
	2019	2018
Accrued compensation and benefits	$229	$193
Accrued interest payable	44	44
Accrued income taxes	51	29
Other current liabilities	292	325
Accrued expenses and other current liabilities — third parties	$616	$591

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

11.    DEBT
Debt consists of the following (in millions).

	March 31, 2019				March 31, 2018
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short term borrowings	4.28%	$39	$—	$39	$49	$—	$49
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.45%	1,760	(33)	1,727	1,778	(43)	1,735
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(19)	1,481	1,500	(21)	1,479
6.25% Senior Notes, due August 2024	6.25%	1,150	(14)	1,136	1,150	(17)	1,133
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 1 billion)	1.75%	1	—	1	95	—	95
Other
Capital Lease Obligations and Other debt, due through December 2026	6.46%	2	—	2	15	—	15
Total debt		$4,452	$(66)	$4,386	$4,587	$(81)	$4,506
Less: Short term borrowings		(39)	—	(39)	(49)	—	(49)
Current portion of long-term debt		(19)	—	(19)	(121)	—	(121)
Long-term debt, net of current portion		$4,394	$(66)	$4,328	$4,417	$(81)	$4,336
 _________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2019, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2019 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2019	Amount
Short-term borrowings and current portion of long term debt due within one year	$58
2 years	20
3 years	18
4 years	1,706
5 years	—
Thereafter	2,650
Total debt	$4,452

Senior Secured Credit Facilities
As of March 31, 2019, the senior secured credit facilities consisted of (i) a $1.8 billion five-year secured term loan credit facility (Term Loan Facility) and (ii) a $1 billion asset based loan facility (ABL Revolver).
The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) incur additional indebtedness, (2) sell certain assets, (3) enter into sale and leaseback transactions, (4) make investments, loans and advances, (5) pay dividends or returns of capital and distributions beyond certain amounts, (6) engage in mergers, amalgamations or consolidations, (7) engage in certain transactions with affiliates, and (8) prepay certain indebtedness. The Term Loan Credit Agreement also contains a financial maintenance covenant that, prohibits Novelis' senior secured net leverage ratio as of the last day of each fiscal quarter period and measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities.

Term Loan Facility

In the second quarter of fiscal 2019, we signed a definitive agreement to acquire Aleris, a global supplier of rolled aluminum products for $2.6 billion, including the assumption of debt. In November 2018, we amended the existing Term Loan Facility to, among other things, allow the incurrence of the financing contemplated to close the proposed Aleris acquisition, which is subject to customary closing conditions and approvals. We also secured financing by entering into a commitment letter with certain financial institutions, which was subsequently superseded by the agreements detailed below.

In December 2018, we entered into an amendment (the “Term Loan Increase Joinder Amendment”) to our existing Term Loan Facility, which provides for the commitments of certain financial institutions to provide, subject to customary closing conditions (including the concurrent closing of the Aleris acquisition), up to $775 million of incremental term loans under our existing term loan credit agreement for purposes of funding a portion of the consideration payable in connection with the proposed Aleris acquisition.  The incremental term loans, once borrowed, will be subject to the same voluntary and mandatory prepayment provisions, events of default and affirmative and negative covenants as the existing loans under the Term Loan Facility (as amended by the November 2018 amendments), will mature in five years from the borrowing date of the incremental loans), will be subject to 0.25% quarterly amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%. The incremental term loans will be guaranteed by Novelis, AV Metals Inc., and certain other subsidiaries (including subsidiaries of Aleris following closing of the proposed acquisition) and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of Novelis and the guarantors, subject to the existing intercreditor agreement.

The existing loans under our Term Loan Facility mature on June 2, 2022, and are subject to 0.25% quarterly amortization payments. The loans under the Term Loan Facility accrue interest at LIBOR plus 1.85%.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The existing Term Loan Facility requires customary mandatory prepayments with excess cash flow, asset sale and casualty event proceeds and proceeds of prohibited indebtedness, all subject to customary exceptions. The Term Loan may be prepaid, in full or in part, at any time at Novelis' election without penalty or premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrences on a pro forma basis, the senior secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Facility have not committed to provide any such additional term loans.

As of March 31, 2019, we were in compliance with the covenants for our Term Loan Facility.

ABL Revolver

As of March 31, 2019, the facility was a $1 billion senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver had a provision that allowed the facility to be increased by an additional $500 million, subject to lenders providing commitments for the increase. The ABL Revolver had various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1 if excess availability was less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The ABL Revolver was scheduled to mature on September 14, 2022; provided that, in the event that the Term Loan Facility, or certain other indebtedness matured on or prior to March 14, 2023 and was outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than March 14, 2023), then the ABL Revolver would mature 90 days prior to the maturity date for such other indebtedness, unless excess availability under the ABL Revolver was at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 was met.

As of March 31, 2019, we were in compliance with the covenants for our ABL Revolver.

ABL Revolver after April 15, 2019 Amendment

In April 2019, we amended and extended the ABL Revolver (the "Amendment"). The commitments under the $1 billion facility will increase by $500 million upon the earlier of the closing of our previously announced proposed acquisition of Aleris and October 15, 2019. Aleris and certain of its subsidiaries will become borrowers under the ABL Facility upon closing of the Acquisition, and the Amendment includes additional changes to facilitate the Acquisition (including permitting the borrowing of the Short Term Credit Agreement) and the inclusion of Aleris’s assets in the borrowing base following the Acquisition.

The facility is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $750 million, subject to lenders providing commitments for the increase. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. After the commitments under the facility increase to $1.5 billion, a specified minimum fixed charge coverage ratio of 1.25 to 1 will be required if excess availability is less than the greater of (1) $115 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The ABL Revolver matures on April 15, 2024; provided that, (1) in the event that the Short Term Credit Agreement (as defined below) is outstanding (and not refinanced with a maturity date later than October 15, 2024) 60 days prior to its maturity then the ABL Revolver will mature 60 days prior to the maturity date of the Short Term Credit Agreement (provided further that if we have commenced a refinancing of the Short Term Credit Agreement that is continuing on and after the date that is 60 days prior to the maturity date of the Short Term Credit Agreement and that is scheduled to be and is capable of being completed prior to the date that is 45 days prior to the maturity date of the Short Term Credit Agreement, then the ABL Revolver will mature 45 days prior to the maturity date of the Short Term Credit Agreement); and (2) in the event that the Term Loan Facility or certain other indebtedness is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than October 15, 2024, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met. The Amendment also includes additional changes to increase our operating flexibility.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Short Term Credit Facility

In December 2018, we entered into a credit agreement (the “Short Term Credit Agreement”), which governs the commitments of certain financial institutions to provide, subject to customary closing conditions (including the concurrent closing of the Aleris acquisition and the amendment of our ABL Revolver) to, among other things, up to $1.5 billion of short term loans for purposes of funding a portion of the consideration payable in connection with the proposed acquisition of Aleris or repaying certain indebtedness of Aleris and its subsidiaries.  The short term loans, once borrowed, will be unsecured, will mature one year from the borrowing date of the loans, will not be subject to any amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility) plus 0.95%.  The short term loans will be guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver.

The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants and events of default substantially similar to those under the Term Loan Facility, as amended, other than changes to reflect the unsecured nature of the short term loans.

We will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the proposed acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis and the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility, as amended, and the agreement governing our ABL Revolver.

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
The Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Notes include a cross-acceleration event of default triggered if (1) any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. The Notes also contain customary call protection provisions for our bondholders that extend through August 2022 for the 2024 Notes and through September 2024 for the 2026 Notes. As of March 31, 2019, we were in compliance with the covenants for our Senior Notes.

Short Term Borrowings

As of March 31, 2019, our short-term borrowings totaled $39 million consisting of $38 million in China loans (CNY 258 million) and $1 million in other short-term borrowings. $8 million of the ABL was utilized for letters of credit and we had availability of $787 million on the ABL Revolver, $105 million in availability under our Novelis Korea revolving facilities and $5 million in availability under our Novelis China revolving facilities.

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
    In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. We made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 73,948 of Novelis SARs that remain outstanding as of March 31, 2019.
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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below (in millions). These amounts are included in “Selling, general and administrative expenses” in our consolidated statements of operations. As the performance criteria for fiscal years 2020, 2021, and 2022 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

	Year Ended March 31,
	2019	2018	2017
Total compensation expense	$17	$21	$21
The table below shows the RSUs activity for the year ended March 31, 2019.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2018	7,114,057	131.74	$23
Granted	2,273,078	230.77	—
Exercised	(4,010,445)	129.09	15
Forfeited/Cancelled	(70,067)	164.32	—
RSUs outstanding as of March 31, 2019	5,306,623	179.27	$16

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below shows Hindalco SARs activity for the year ended March 31, 2019.

	Number of Hindalco SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2018	11,197,974	134.32	4.3	$14
Granted	2,359,347	230.95	6.1	—
Exercised	(2,727,951)	123.80	0.0	5
Forfeited/Cancelled	(185,640)	137.96	0.0	—
SARs outstanding as of March 31, 2019	10,643,730	161.80	4.1	8
SARs exercisable as of March 31, 2019	4,244,193	141.77	2.9	$5

The table below shows the Novelis SARs activity for the year ended March 31, 2019.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2018	92,225	$85.18	2.8	$—
Exercised	(5,458)	70.52	0.0	—
Forfeited/Cancelled	(12,819)	86.10	0.0	—
SARs outstanding as of March 31, 2019	73,948	86.10	1.9	—
SARs exercisable as of March 31, 2019	67,674	$88.03	1.7	$—

The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Year ended March 31,
	2019	2018	2017
Risk-free interest rate	6.24% - 7.22%	6.14% - 7.67%	5.82% - 6.99%
Dividend yield	0.58%	0.53%	0.51%
Volatility	27% - 39%	29% - 42%	35% - 44%

The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Year ended March 31,
	2019	2018	2017
Risk-free interest rate	2.19% - 2.46%	1.71% - 2.55%	0.78% - 1.95%
Dividend yield	—%	—%	—%
Volatility	17% - 25%	20% - 25%	25% - 28%
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
The cash payments made to settle Hindalco SAR liabilities were $5 million, $10 million, and $7 million, in the years ended March 31, 2019, 2018, and 2017, respectively. The cash payments made to settle Novelis SAR liabilities were less than $1 million in the years ended March 31, 2019, 2018 and 2017. Total cash payments made to settle Hindalco RSUs were $15 million, $8 million, and $2 million in the years ended March 31, 2019, 2018 and 2017, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $3 million that are expected to be recognized over a weighted average period of 1.2 years. Unrecognized compensation expense related to the non-vested Novelis SARs (assuming all future performance criteria are met) was less than $1 million, that are expected to be recognized over a weighted average period of less than 1 year. Unrecognized compensation expense related to the RSUs was $4 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

13.    POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K.; (2) unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (Other Benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil. We have combined our domestic (i.e. Canadian Plans) and foreign (i.e. All other Plans other than Canadian Plans) postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation, as our foreign benefit obligation is 95% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different. Fiscal 2018 settlement activity primarily relates to the formation of UAL.
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

	Year Ended March 31,
	2019	2018	2017
Funded pension plans	$35	$57	$26
Unfunded pension plans	12	12	15
Savings and defined contribution pension plans	31	27	25
Total contributions	$78	$96	$66
During fiscal year 2020, we expect to contribute $51 million to our funded pension plans, $12 million to our unfunded pension plans and $34 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits (in millions).

	Pension Benefits		Other Benefits
	Year Ended March 31,		Year Ended March 31,
	2019	2018	2019	2018
Benefit obligation at beginning of period	$1,983	$1,865	$176	$153
Service cost	39	44	9	7
Interest cost	60	60	7	7
Members’ contributions	4	5	—	—
Benefits paid	(70)	(60)	(7)	(8)
Amendments	3	(8)	—	3
Curtailments, settlements and special termination benefits	—	(25)	—	—
Actuarial losses (gains)	36	17	(14)	14
Other	(3)	(3)	—	—
Currency losses (gains)	(65)	88	—	—
Benefit obligation at end of period	$1,987	$1,983	$171	$176
Benefit obligation of funded plans	1,686	1,677	—	—
Benefit obligation of unfunded plans	301	306	171	176
Benefit obligation at end of period	$1,987	$1,983	$171	$176

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Pension Benefits
	Year Ended March 31,
	2019	2018
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,317	$1,200
Actual return on plan assets	40	85
Members’ contributions	4	5
Benefits paid	(70)	(60)
Company contributions	47	69
Settlements	—	(24)
Other	(3)	(3)
Currency (losses) gains	(35)	45
Fair value of plan assets at end of period	$1,300	$1,317

	March 31,
	2019		2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Funded status
Funded status at end of period:
Assets less the benefit obligation of funded plans	$(386)	$—	$(360)	$—
Benefit obligation of unfunded plans	(301)	(171)	(306)	(176)
	$(687)	$(171)	$(666)	$(176)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other noncurrent assets	$5	$—	$3	$—
Accrued expenses and other current liabilities	(12)	(7)	(13)	(6)
Accrued postretirement benefits	(680)	(164)	(656)	(169)
	$(687)	$(171)	$(666)	$(175)
The postretirement amounts recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2019		2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial losses	$(377)	$(13)	$(355)	$(29)
Prior service credit	10	5	13	5
Total postretirement amounts recognized in Accumulated other comprehensive income	$(367)	$(8)	$(342)	$(24)
The estimated amounts that will be amortized from “Accumulated other comprehensive loss” into net periodic benefit costs in fiscal year 2020 (exclusive of equity method investments) are $35 million for pension benefit costs related to net actuarial losses of $36 million partially offset by prior service credits of $1 million, and $1 million for other postretirement benefits, primarily related to amortization of actuarial losses of $1 million.
The postretirement changes recognized in “Accumulated other comprehensive loss,” before tax effects, are presented in the table below (in millions), and include the impact related to our equity method investments.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	March 31,
	2019		2018
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Beginning balance in Accumulated other comprehensive loss	$(342)	$(24)	$(371)	$(9)
Curtailments, settlements, and special termination benefits	2	—	1	—
Plan amendment	—	—	—	(3)
Net actuarial (loss) gain	(75)	14	7	(15)
Prior service cost	(3)	—	8	—
Amortization of:
Prior service credits	(1)	—	(1)	1
Actuarial losses	35	2	40	2
Effect of currency exchange	17	—	(26)	—
Total postretirement amounts recognized in Accumulated other comprehensive income	$(367)	$(8)	$(342)	$(24)

Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are presented in the table below (in millions).

	March 31,
	2019	2018
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,987	$1,983
Accumulated benefit obligation	$1,835	$1,830
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,886	$1,880
Fair value of plan assets	$1,195	$1,211
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,705	$1,702
Fair value of plan assets	$1,153	$1,171
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$101	$103
Fair value of plan assets	$105	$106
 Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below (in millions).

	Pension Benefits	Other Benefits
2020	$77	$7
2021	83	8
2022	86	8
2023	89	9
2024	95	10
2025 through 2029	528	55
Total	$958	$97

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below (in millions).

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Net periodic benefit costs
Service cost	$39	$44	$45	$9	$7	$6
Interest cost	60	60	59	7	7	6
Expected return on assets	(66)	(63)	(61)	—	—	—
Amortization — losses	32	36	40	2	1	4
Amortization — prior service credit	(1)	(1)	(2)	—	—	2
Curtailment, settlement, and special termination losses	2	2	1	—	—	—
Net periodic benefit cost	$66	$78	$82	$18	$15	$18
Proportionate share of non-consolidated affiliates’ pension costs	10	9	8	—	—	—
Total net periodic benefit costs recognized	$76	$87	$90	$18	$15	$18

Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit costs for the respective periods are listed in the table below.

	Pension Benefits			Other Benefits
	Year Ended March 31,			Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Weighted average assumptions used to determine benefit obligations
Discount rate	3.0%	3.1%	3.2%	4.0%	4.0%	4.1%
Average compensation growth	3.2%	3.1%	3.1%	3.5%	3.5%	3.5%
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.1%	3.2%	3.3%	4.0%	4.1%	4.0%
Average compensation growth	3.1%	3.1%	3.1%	3.5%	3.5%	3.5%
Expected return on plan assets	5.2%	5.2%	5.4%	—%	—%	—%
In selecting the appropriate discount rate for each plan, for pension and other postretirement plans in Canada, the U.S., U.K., and other Euro zone countries, we used spot rate yield curves and individual bond matching models. For other countries, we used published long-term high quality corporate bond indices with adjustments made to the index rates based on the duration of the plans' obligation.
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 5.2% in fiscal 2020.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $7 million, $8 million, and $8 million in fiscal 2019, 2018 and 2017, respectively. The assumed health care cost trend used for measurement purposes is 7.3% for fiscal 2020, decreasing gradually to 5% in 2028 and remaining at that level thereafter.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A change of one percentage point in the assumed health care cost trend rates would have the following effects on our other benefits (in millions).

	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$3	$(2)
Effect on benefit obligation	$17	$(14)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712, Compensation — Retirement Benefits. “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $11 million and $4 million, respectively, as of March 31, 2019, for these benefits. Comparatively, “Other long-term liabilities” and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $10 million and $4 million, respectively, as of March 31, 2018.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2019	2018
Equity	14-48%	33%	33%
Fixed income	42-76%	52%	55%
Real estate	0-15%	2%	3%
Other	0-21%	13%	9%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis (in millions). Please see Note 17 — Fair Value Measurements for a description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and classified in Level 2, and the U.K., Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).

Pension Plan Assets

	March 31, 2019				March 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity	$—	$—	$—	$—	$—	$—	$—	$—
Fixed income	138	42	—	180	163	41	—	204
Real estate	—	—	—	—	—	—	—	—
Cash and cash equivalents	12	—	—	12	7	—	—	7
Other	—	—	—	—	—	—	—	—
Investments measured at net asset value (A)	—	—	—	1,108	—	—	—	1,106
Total	$150	$42	$—	$1,300	$170	$41	$—	$1,317
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.    CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in “Other expenses, net” in the accompanying consolidated statements of operations (in millions).

	Year Ended March 31,
	2019	2018	2017
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(5)	$(46)	$30
Loss (gain) recognized on balance sheet remeasurement currency exchange contracts, net	6	47	(35)
Currency losses (gains), net	$1	$1	$(5)
The following currency losses are included in "Accumulated other comprehensive loss, net of tax" and “Noncontrolling interests” in the accompanying consolidated balance sheets (in millions).

	Year Ended March 31,
	2019	2018	2017
Cumulative currency translation adjustment — beginning of period	$(65)	$(256)	$(197)
Effect of changes in exchange rates	(171)	191	(75)
Sale of investment in foreign entities (A)	—	—	16
Cumulative currency translation adjustment — end of period	$(236)	$(65)	$(256)
 _________________________

(A)
We reclassified $16 million of cumulative currency losses from AOCI to "(Gain) loss on sale of a business, net" during the year-ended March 31, 2017 due to the sale of our equity interest in Aluminium Company of Malaysia Berhad.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2019 and 2018 (in millions):

	March 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$6	$—	$(10)	$—	$(4)
Currency exchange contracts	4	—	(15)	(1)	(12)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	$10	$—	$(26)	$(5)	$(21)
Derivatives not designated as hedging instruments
Metal contracts	38	1	(34)	(1)	4
Currency exchange contracts	22	1	(27)	(1)	(5)
Total derivatives not designated as hedging instruments	$60	$2	$(61)	$(2)	$(1)
Total derivative fair value	$70	$2	$(87)	$(7)	$(22)

	March 31, 2018
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$63	$1	$(1)	$—	$63
Currency exchange contracts	5	—	(7)	—	(2)
Energy contracts	—	1	(2)	(7)	(8)
Total derivatives designated as hedging instruments	$68	$2	$(10)	$(7)	$53
Derivatives not designated as hedging instruments
Metal contracts	75	—	(64)	—	11
Currency exchange contracts	15	—	(32)	(1)	(18)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	$91	$—	$(96)	$(1)	$(6)
Total derivative fair value	$159	$2	$(106)	$(8)	$47
 _________________________

(A)
The noncurrent portions of derivative assets and liabilities are included in “Other long-term assets-third parties” and in “Other long-term liabilities”, respectively, in the accompanying consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Metal

We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the LME (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2019 and March 31, 2018.
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. We did not have any outstanding aluminum forward purchase contracts designated as cash flow hedges as of March 31, 2019 and March 31, 2018.
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
In addition to aluminum, in the first quarter of fiscal year 2019, we entered into LME copper and LMP forward contracts. As of March 31, 2019, the fair value of these contracts was an asset of less than $1 million. These contracts are undesignated with an average duration of less than one year.
The following table summarizes our notional amount (in kt).

	March 31,
	2019	2018
Hedge type
Purchase (sale)
Cash flow sales	(353)	(423)
Not designated	15	(74)
Total, net	(338)	(497)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $703 million and $499 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2019 and 2018, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of March 31, 2019 and March 31, 2018.
As of March 31, 2019 and 2018, we had outstanding foreign currency exchange contracts with a total notional amount of $737 million and $1,024 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the first quarter of fiscal 2020 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

 Energy
We owned an interest in an electricity swap that matured January 5, 2017, which we formerly designated as a cash flow hedge of our exposure to fluctuating electricity prices. As of March 31, 2011, due to significant credit deterioration of our counterparty, we discontinued hedge accounting for this electricity swap. We did not have any outstanding notional megawatt hours remaining as of March 31, 2018 or March 31, 2019.
On December 31, 2015, we entered into an agreement to extend the electricity swap contract for an additional five years, effective January 6, 2017 and maturing on January 5, 2022. As of March 31, 2019 and 2018, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $3 million and $7 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 15 million MMBTU designated as cash flow hedges as of March 31, 2019, and the fair value was a liability of $2 million. There was a notional of 20 million MMBTU of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2018 and the fair value was a liability of $1 million. As of March 31, 2019 and 2018, we had notionals of less than 1 million MMBTU of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2019 and 2018 were both a liability of less than $1 million. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America. In the fourth quarter of fiscal year 2019, we designated 8 million gallons as cash flow hedges as of March 31, 2019, and the fair value was a liability of less than $1 million. As of March 31, 2018, we had 5 million gallons of diesel fuel forward purchase contracts outstanding, which were not designated as hedges. The fair value as of March 31, 2018 was an asset of $2 million.
Interest Rate
As of March 31, 2019, we had no outstanding interest rate swaps, as all swaps expired concurrent with the maturity of the related loans. As of March 31, 2018 $28 million (KRW 30 billion) of interest rate swaps were designated as cash flow hedges.
Gain (Loss) Recognition

The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness and excluded portion of designated derivatives recognized in “Other expenses, net” (in millions). Gains (losses) recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

	Year Ended March 31,
	2019	2018	2017
Derivative instruments not designated as hedges
Metal contracts	$(8)	$10	$(44)
Currency exchange contracts	(4)	(57)	40
Energy contracts (A)	6	7	8
(Loss) gain recognized in "Other expense, net"	$(6)	$(40)	$4
Derivative instruments designated as hedges
(Loss) gain recognized in "Other expense, net" (B)	2	(7)	(25)
Total (loss) gain recognized in "Other expense, net"	$(4)	$(47)	$(21)
Balance sheet remeasurement currency exchange contract (losses) gains	(6)	(47)	35
Realized (losses) gains, net	12	(20)	(61)
Unrealized gains (losses) on other derivative instruments, net	(10)	20	5
Total (loss) gain recognized in "Other expense, net"	$(4)	$(47)	$(21)
  _________________________

(A)	Includes amounts related to de-designated electricity swap and natural gas and diesel fuel swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship and ineffectiveness on designated aluminum contracts; releases to income from AOCI on balance sheet remeasurement contracts; and ineffectiveness of fair value hedges involving aluminum derivatives.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges (in millions). Within the next twelve months, we expect to reclassify $1 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in “Other (Income) Expense, net” (Ineffective and Excluded Portion)
	Year Ended March 31,			Year Ended March 31,
	2019	2018	2017	2019	2018	2017
Cash flow hedging derivatives
Metal contracts	$33	$35	$(137)	$—	$(9)	$(27)
Currency exchange contracts	(44)	(5)	48	2	1	2
Energy contracts	3	(4)	(7)	—	1	(1)
Total cash flow hedging derivatives	$(8)	$26	$(96)	$2	$(7)	$(26)
Net investment derivatives
Currency exchange contracts	—	(17)	—	—	—	—
Total	$(8)	$9	$(96)	$2	$(7)	$(26)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2019	2018	2017
Energy contracts (A)	$—	$—	$(4)	Other expenses, net
Energy contracts (C)	(1)	(3)	(4)	Cost of goods sold (B)
Metal contracts (D)	—	(78)	(55)	Cost of goods sold (B)
Metal contracts (D)	89	(22)	(3)	Net sales
Currency exchange contracts	(14)	14	18	Cost of goods sold (B)
Currency exchange contracts	(1)	1	2	Selling, general and administrative expenses
Currency exchange contracts	(9)	7	7	Net sales
Currency exchange contracts	(1)	(1)	(1)	Depreciation and amortization
Total	$63	$(82)	$(40)	Income (loss) before income taxes
	(17)	24	12	Income tax (provision) benefit
	$46	$(58)	$(28)	Net income (loss)
  _________________________

(A)	Includes amounts related to de-designated electricity swap. AOCI related to this swap was amortized to income over the remaining term of the hedged item.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

(C)	Includes amounts related to electricity, natural gas, and diesel swaps.

(D)
Effective with the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities in the fourth quarter of fiscal year 2018, releases from AOCI for aluminum contracts are recorded to Net sales.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the location and amount of gain (loss) that was reclassified from "Accumulated other comprehensive loss" into earnings and the amount excluded from the assessment of effectiveness for the three and twelve months ended March 31, 2019 (in millions).

	Three Months Ended March 31, 2019
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization	Other expense (income), net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of loss reclassified from AOCI into income	$47	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$1	$—	$—	$—
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	$(3)	$(4)	$—	$—	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—

	Year Ended March 31, 2019
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Depreciation and Amortization	Other expenses, net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$89	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(9)	$(14)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of "Accumulated other comprehensive loss, net of tax" and excluding "Noncontrolling interests", for the periods presented (in millions).

	Currency Translation	(B) Cash Flow Hedges	(C) Postretirement Benefit Plans	Total
Balance as of March 31, 2016	$(196)	$(11)	$(293)	$(500)
Other comprehensive (loss) income before reclassifications	(76)	(63)	22	(117)
Amounts reclassified from AOCI, net (A)	16	28	28	72
Net current-period other comprehensive (loss) income	(60)	(35)	50	(45)
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income before reclassifications	191	19	29	239
Amounts reclassified from AOCI, net	—	58	(13)	45
Net current-period other comprehensive income	191	77	16	284
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive loss before reclassifications	(171)	(4)	(33)	(208)
Amounts reclassified from AOCI, net	—	(46)	25	(21)
Net current-period other comprehensive income	(171)	(50)	(8)	(229)
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
 _________________________
(A) The $16 million in currency translation reclassified from AOCI relates to CTA that was written off as part of our sale of the Aluminium Company of Malaysia Berhad (ALCOM) business. Refer to Note 18 — Other Expenses for additional information.

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
For the electricity swap, the average forward price at March 31, 2019, estimated using the method described above, was $43 per megawatt hour, which represented an approximately $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $41 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2019 and March 31, 2018, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2019 and March 31, 2018 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2019		2018
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$45	$(45)	$139	$(65)
Currency exchange contracts	27	(44)	20	(40)
Energy contracts	—	(2)	2	(2)
Total level 2 instruments	$72	$(91)	$161	$(107)
Level 3 instruments
Energy contracts	—	(3)	—	(7)
Total level 3 instruments	$—	$(3)	$—	$(7)
Total gross	$72	$(94)	$161	$(114)
Netting adjustment (A)	$(36)	$36	$(57)	$57
Total net	$36	$(58)	$104	$(57)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
We recognized unrealized gains of $1 million for the year ended March 31, 2019 related to Level 3 financial instrument that was still held as of March 31, 2019. These unrealized gains were included in “Other expenses, net.”
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2017	$(9)
Unrealized/realized gain included in earnings (B)	5
Settlements (B)	(3)
Balance as of March 31, 2018	$(7)
Unrealized/realized gain included in earnings (B)	6
Unrealized/realized (loss) included in AOCI (C)	3
Settlements (B)	(5)
Balance as of March 31, 2019	$(3)
  _________________________

(A)	Represents net derivative liabilities.

(B)	Included in "Other expenses, net"

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."

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

	March 31,
	2019		2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Long-term receivables from related parties	$—	$—	$3	$3
Liabilities
Total debt — third parties (excluding short term borrowings)	$4,347	$4,472	$4,457	$4,569

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

18.    OTHER EXPENSES
“Other expenses, net” is comprised of the following (in millions).

	Year Ended March 31,
	2019	2018	2017
Currency losses (gains), net (A)	$1	$1	$(5)
Unrealized losses (gains) on change in fair value of derivative instruments, net (B)	10	(20)	(5)
Realized (gains) losses on change in fair value of derivative instruments, net (B)	(12)	20	61
Loss on sale of assets, net	6	7	6
Loss on Brazilian tax litigation, net (C)	2	3	5
Interest income	(10)	(9)	(11)
Non-operating net periodic benefit cost (D)	35	42	49
Other, net	12	7	17
Other expenses, net (E)	$44	$51	$117
_________________________

(A)	Includes “(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net.”

(B)	See Note 15 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 20 — Commitments and Contingencies for further details.

(D)
Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 1 — Business and Summary of Significant Accounting Policies.

(E)
We reclassified the "Loss on sale of a business" for the year ended March 31, 2017 of $27 million from "Other expenses, net" to "(Gain) loss on sale of a business, net" in the consolidated statement of operations for presentation purposes. In fiscal 2017, we sold our equity interest in Aluminium Company of Malaysia Berhad (ALCOM), a previously consolidated subsidiary. The sale resulted in a loss of $27 million during the year ended March 31, 2017.

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

	Year Ended March 31,
	2019	2018	2017
Domestic (Canada)	$(80)	$(50)	$(286)
Foreign (all other countries)	713	906	491
Pre-tax income before equity in net loss of non-consolidated affiliates	$633	$856	$205
The components of the "Income tax provision" are as follows (in millions).

	Year Ended March 31,
	2019	2018	2017
Current provision:
Domestic (Canada)	$5	$4	$8
Foreign (all other countries)	147	188	137
Total current	$152	$192	$145
Deferred provision:
Domestic (Canada)	—	—	—
Foreign (all other countries)	50	41	6
Total deferred	$50	$41	$6
Income tax provision	$202	$233	$151
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below (in millions, except percentages).

	Year Ended March 31,
	2019	2018	2017
Pre-tax income before equity in net loss on non-consolidated affiliates	$633	$856	$205
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$158	$214	$51
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	14	10	9
Exchange remeasurement of deferred income taxes	(9)	(3)	8
Change in valuation allowances	17	20	67
Tax credits	(16)	(20)	(14)
Expense (income) items not subject to tax	1	(5)	(3)
State tax expense, net	4	5	1
Dividends not subject to tax	—	—	(23)
Enacted tax rate changes	2	(19)	1
Tax rate differences on foreign earnings	33	23	36
Uncertain tax positions	3	7	6
Prior year adjustments	2	1	4
Income tax settlements	(4)	1	6
Non-deductible expenses and other — net	(3)	(1)	2
Income tax provision	$202	$233	$151
Effective tax rate	32%	27%	73%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in valuation allowances; and (4) differences between the Canadian statutory and foreign statutory tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The impact on our income tax provision of the change in these valuation allowances during the year ended March 31, 2019 was an increase of $17 million. For fiscal years 2018 and 2017, changes in valuation allowances were $20 million and $67 million, respectively. Both of these years included larger tax losses in Canada where we believe it is more likely than not that we will be unable to utilize these losses.
We earn tax credits in a number of the jurisdictions in which we operate. Primarily comprised of foreign tax credits in the U.K. of $3 million in the current year, empire zone credits in New York of $4 million and tax investment credits in Brazil of $2 million. The impact on our income tax provision of credits during the year ended March 31, 2019 was a benefit of $16 million. However, legislation enacted in New York state on March 31, 2014 established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $4 million.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the third quarter of fiscal year 2019, we finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, our accounting for the effects of the Act is complete. We did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred income tax assets and deferred income tax liabilities are as follows (in millions).

	March 31,
	2019	2018
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$345	$323
Tax losses/benefit carryforwards, net	725	779
Depreciation and amortization	60	46
Other assets	—	6
Total deferred income tax assets	1,130	1,154
Less: valuation allowance	(742)	(727)
Net deferred income tax assets	$388	$427
Deferred income tax liabilities:
Depreciation and amortization	$339	$384
Inventory valuation reserves	83	83
Monetary exchange gains, net	21	12
Other liabilities	26	37
Total deferred income tax liabilities	$469	$516
Net deferred income tax liabilities	$81	$89
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $742 million and $727 million were necessary as of March 31, 2019 and 2018, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2019, we had net operating loss carryforwards of approximately $585 million (tax effected) and tax credit carryforwards of $140 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal year 2020. As of March 31, 2019, valuation allowances of $542 million, $128 million and $72 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland and the U.K.
As of March 31, 2018, we had net operating loss carryforwards of approximately $639 million (tax effected) and tax credit carryforwards of $140 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal 2019 with some amounts being carried forward indefinitely. As of March 31, 2018, valuation allowances of $541 million, $119 million and $67 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China and the U.K.

Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2019, we had cumulative earnings of approximately $3 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $630 million in Canada, in excess of $502 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $56 million of tax credits and other deferred tax assets of $72 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2019 and 2018, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $24 million and $44 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal years 2005 through 2017. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $1 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2019, 2018 and 2017, we had $4 million, $9 million and $5 million accrued, respectively, for interest and penalties. For the year ended March 31, 2019, we recognized $5 million benefit related to accrued interest and penalties. For the years ended March 31, 2018 and 2017 we recognized tax expense of $3 million and $1 million, respectively, related to changes in accrued interest and penalties.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended March 31,
	2019	2018	2017
Beginning balance	$44	$36	$34
Additions based on tax positions related to the current period	3	4	5
Additions based on tax positions of prior years	3	6	—
Reductions based on tax positions of prior years	(1)	(7)	—
Settlements (A)	(22)	—	(1)
Foreign exchange	(3)	5	(2)
Ending Balance	$24	$44	$36
_________________________

(A)	The amount reported in fiscal 2019 is due to the effective settlement of a certain tax audit for fiscal years 2009 through 2012.

Income Taxes Payable
Our consolidated balance sheets include income taxes payable (net) of $41 million and $38 million as of March 31, 2019 and 2018, respectively. Of these amounts, $51 million and $29 million are reflected in “Accrued expenses and other current liabilities” as of March 31, 2019 and 2018, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

20.    COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss.  For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $80 million. This estimated aggregate range of reasonably possible losses is based upon currently available information.  The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2019 were approximately $9 million, of which $7 million was associated with restructuring actions and the remaining undiscounted clean-up costs were $2 million. As of March 31, 2019, $5 million is included in “Accrued expenses and other current liabilities” and the remaining is within "Other long-term liabilities" in our accompanying consolidated balance sheets. As of March 31, 2018, we reported $14 million of total environmental liabilities in our consolidated balance sheet.
     Brazil Tax and Legal Matters
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities were $44 million and $58 million for the periods ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, $8 million is included in “Accrued expenses and other current liabilities” and the remaining is within "Other long-term liabilities" in our accompanying consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $23 million and $29 million for the periods ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, $2 million is included in “Accrued expenses and other current liabilities” and the remaining is within "Other long-term liabilities" in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities, partially offset by interest earned on the cash deposit is reported as "Loss on Brazilian tax litigation, net" in Note 18 — Other Expenses.

During fiscal 2019, we received a favorable ruling from the Brazilian court that recognized the right to exclude certain taxes related to social security contributions on gross revenues, also known as PIS and COFINS. The ruling excludes ICMS (similar to VAT) from the calculation basis of social security financing contributions on net revenue (COFINS) from calendar years 2007 to 2014. As a result of this case, we have the right to apply for tax credits for the amounts overpaid during that period. The mentioned credit and corresponding interest can be used to offset various Brazilian federal taxes in future years. The exact methodology to compute the amount of the tax credit is still being determined by the tax authorities. Novelis hired external advisors to assist with the compilation of documentation required to claim the credit. We have estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, of $3.3 million (translated into US dollars as of March 31, 2019) associated with tax years 2009 to 2014. We reflected this benefit by recording $3.0 million of "Net sales" on the consolidated statement of operations, $2.3 million interest income and $0.2 million other expense (PIS and COFINS) in the "Other expenses, net" line item of our consolidated statement of operations offset by $1.8 million of "Income tax provision" in our consolidated statement of operations.

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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates eight plants, including two fully dedicated recycling facilities and two facilities with recycling operations, in two countries.
Europe. Headquartered in Küsnacht, Switzerland, this segment operates ten plants, including two fully dedicated recycling facilities and three facilities with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates three plants, including two facilities with recycling operations, in three countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants, including a facility with recycling operations, in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other integration costs.

Effective in the second quarter of fiscal 2019, management removed the impact of business acquisition and other integration costs from Segment income in order to enhance the visibility of the underlying operating performance of the Company. The impact of "Business acquisition and other integration costs", which are primarily legal and professional fees incurred in the periods presented above associated with our pending acquisition of Aleris, is now reported as a separate line item in the reconciliation and on our consolidated statement of operations. This change does not impact our consolidated financial statements.

Effective in the first quarter of fiscal 2018, management removed the impact of metal price lag from Segment income in order to enhance the visibility of the underlying operating performance of the Company. The impact of "Metal price lag " is reported as a separate line item in the reconciliation. This change does not impact our consolidated financial statements. Segment income for prior periods presented has been updated to reflect this change.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Selected Segment Financial Information

Selected Operating Results Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$4,580	$3,266	$2,154	$2,059	$267	$12,326
Net sales - intersegment	1	110	36	32	(179)	—
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326

Depreciation and amortization	$150	$116	$63	$66	$(45)	$350
Income tax provision	$45	$15	$19	$106	$17	$202
Cash capital expenditures	$147	$80	$70	$65	$(11)	$351

March 31, 2019
Investment in and advances to non–consolidated affiliates	$—	$478	$314	$—	$—	$792
Total assets	$2,918	$2,872	$1,717	$1,831	$225	$9,563

Selected Operating Results Year Ended March 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,933	$3,390	$2,066	$1,851	$222	$11,462
Net sales - intersegment	18	57	44	80	(199)	—
Net sales	$3,951	$3,447	$2,110	$1,931	$23	$11,462

Depreciation and amortization	$149	$112	$65	$65	$(37)	$354
Income tax provision	$13	$19	$108	$77	$16	$233
Cash capital expenditures	$78	$71	$36	$38	$3	$226

March 31, 2018
Investment in and advances to non–consolidated affiliates	$—	$522	$327	$—	$—	$849
Total assets	$2,569	$3,163	$1,796	$1,781	$206	$9,515

Selected Operating Results Year Ended March 31, 2017	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,226	$2,930	$1,771	$1,448	$216	$9,591
Net sales - intersegment	2	38	20	62	(122)	—
Net sales	$3,228	$2,968	$1,791	$1,510	$94	$9,591

Depreciation and amortization	$149	$106	$59	$63	$(17)	$360
Income tax provision	$18	$12	$20	$88	$13	$151
Cash capital expenditures	$80	$65	$38	$39	$2	$224

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays the reconciliation from “Net income attributable to our common shareholder” to "Segment income" from reportable segments (in millions).

	Year Ended March 31,
	2019	2018	2017
Net income attributable to our common shareholder	$434	$635	$45
Noncontrolling interests	—	(13)	1
Income tax provision	202	233	151
Depreciation and amortization	350	354	360
Interest expense and amortization of debt issuance costs	268	255	294
Adjustment to reconcile proportional consolidation	58	51	28
Unrealized losses (gains) on change in fair value of derivative instruments, net	10	(20)	(5)
Realized gains on derivative instruments not included in segment income	(2)	—	(5)
Gain on assets held for sale	—	—	(2)
Loss on extinguishment of debt	—	—	134
Restructuring and impairment, net	2	34	10
Loss on sale of fixed assets	6	7	6
(Gain) loss on sale of a business	—	(318)	27
Metal price lag	4	(4)	31
Business acquisition and other integration related costs (A)	33	—	—
Other, net	3	1	10
Total of reportable segments	$1,368	$1,215	$1,085
_________________________

(A)
"Business acquisition and other integration related costs" are primarily legal and professional fees associated with our pending acquisition of Aleris. The acquisition is subject to customary closing conditions and regulatory approvals.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table displays "Segment income" from reportable segments by region (in millions).

	Year Ended March 31,
	2019	2018	2017
North America	$552	$474	$380
Europe	226	219	208
Asia	196	167	163
South America	394	363	337
Intersegment eliminations	—	(8)	(3)
Total of reportable segments	$1,368	$1,215	$1,085
Geographical Area Information
We had 23 operating facilities in ten countries as of March 31, 2019. The tables below present “Net sales” and “Long-lived assets and other intangible assets” by geographical area (in millions). “Net sales” are attributed to geographical areas based on the origin of the sale. “Long-lived assets and other intangible assets” are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Year Ended March 31,
	2019	2018	2017
Net sales:
United States	$4,725	$4,041	$3,336
Asia and Other Pacific	2,154	2,068	1,771
Brazil	2,059	1,851	1,448
Canada	121	113	106
Germany	2,749	2,853	2,428
Other Europe	518	536	502
Total Net sales	$12,326	$11,462	$9,591

	March 31,
	2019	2018
Long-lived assets and other intangibles:
United States	$1,421	$1,338
Asia and Other Pacific	478	490
Brazil	796	796
Canada	56	60
Germany	265	287
Other Europe	720	549
Total long-lived assets	$3,736	$3,520

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our Net sales by value stream (in millions).

	Year Ended March 31,
	2019	2018	2017
Can	$6,643	$5,962	$5,007
Automotive	2,967	2,802	2,238
Specialty (and other)	2,716	2,698	2,346
Net sales	$12,326	$11,462	$9,591

Major Customers
The following table displays net sales to customers representing 10% or more of our total “Net sales.”

	Year Ended March 31,
	2019	2018	2017
Ball	22%	21%	27%
Ford	10%	10%	10%
Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Year Ended March 31,
	2019	2018	2017
Purchases from RT as a percentage of total combined metal purchases	10%	10%	10%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

22.    SUPPLEMENTAL INFORMATION
     Supplemental cash flow information is as follows (in millions).

	Year Ended March 31,
	2019	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$248	$254	$288
Income taxes paid (A)	$159	$191	$128
Capital expenditures accounts payable and accrued liabilities	$136	$53	$42
_________________________
(A) In the second quarter of fiscal 2018, Novelis Korea, Ltd, a subsidiary of Novelis, sold a portion of its shares in Ulsan Aluminum, Ltd., which resulted in higher cash taxes paid in fiscal 2018.
During the years ended March 31, 2019 and 2018, we did not incur any new capital lease obligations. During the years ended March 31, 2017, we incurred capital lease obligations of $2 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

23.    QUARTERLY RESULTS (UNAUDITED)
The tables below present select operating results (in millions) by period:

	(Unaudited) Quarter Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net sales	$3,097	$3,136	$3,009	$3,084
Cost of goods sold (exclusive of depreciation and amortization)	2,591	2,657	2,568	2,606
Selling, general and administrative expenses	117	127	129	129
Depreciation and amortization	86	86	88	90
Interest expense and amortization of debt issuance costs	66	68	67	67
Research and development expenses	15	17	18	22
Restructuring and impairment, net	1	—	1	—
Equity in net income of non-consolidated affiliates	—	(1)	(1)	(1)
Business acquisition and other integration related costs	2	8	14	9
Other expense (income), net	29	(6)	10	11
Income tax provision	53	64	37	48
Net income	137	116	78	103
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$137	$116	$78	$103

	(Unaudited) Quarter Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Net sales	$2,669	$2,794	$2,933	$3,066
Cost of goods sold (exclusive of depreciation and amortization)	2,256	2,354	2,490	2,600
Selling, general and administrative expenses	101	118	122	125
Depreciation and amortization	90	91	86	87
Interest expense and amortization of debt issuance costs	64	64	64	63
Research and development expenses	15	16	17	16
Gain on sale of a business, net	—	(318)	—	—
Restructuring and impairment, net	1	7	25	1
Equity in net loss of non-consolidated affiliates	—	1	—	—
Other (income) expense, net	(2)	38	4	11
Income tax provision	43	116	20	54
Net income	101	307	105	109
Net income (loss) attributable to noncontrolling interests	—	—	(16)	3
Net income attributable to our common shareholder	$101	$307	$121	$106

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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2019 is set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

On May 2, 2019, we announced the appointment of Francisco Pires, 50, as President, Novelis South America, effective June 3, 2019. In this role, Mr. Pires will be responsible for providing strategic leadership to our South America business by working with management to establish and execute long-range goals, strategies, plans and policies. Mr. Pires succeeds Tadeu Nardocci, who has been appointed as the Company’s Senior Vice President & Chief Manufacturing Officer, effective June 3.

Mr. Pires, who is currently Chief Operating Officer of Novelis South America, joined Novelis in 2012 as Director of Procurement. In 2013, he assumed the position of Director, Procurement and Supply Chain. In 2014, he was appointed Vice President, Commercial, followed by a promotion to his current role in 2018. Prior to Novelis, Mr. Pires held positions of increasing responsibility with Fibria, Votorantim Cellulose & Paper, Maxlog and Bureau Veritas. He is a graduate in naval engineering from Universidade Federal do Rio de Janeiro and has a Master of Science from COPPEAD Graduate School of Business.

Mr. Pires will receive an annual base salary of one million Brazilian reals, an annual short term target bonus of 54% of his base salary, and a long term incentive target opportunity of $225,000.  He will receive perquisites customarily provided to our executives.

On May 6, 2019, our Board of Directors approved a fiscal year 2020 executive annual incentive plan (2020 Executive AIP) and an executive long term incentive plan covering fiscal years 2020 through 2022 (2020 Executive LTIP). For additional information regarding the 2020 Executive AIP and the 2020 Executive LTIP, see Item 11 - Executive Compensation, Fiscal Year 2019 Incentive Compensation Plans, which is incorporated by reference into this item.

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

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	51	Chairman of the Board
Askaran Agarwala (B)	May 15, 2007	85	Director
D. Bhattacharya (A)(B)	May 15, 2007	70	Director and Vice Chairman of the Board
Clarence J. Chandran (A)(B)	January 6, 2005	70	Director
Satish Pai (B)	August 6, 2013	57	Director
Donald A. Stewart (A)	May 15, 2007	72	Director
 _________________________

(A)	Member of our Audit Committee

(B)	Member of our Compensation Committee

Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies including Grasim, UltraTech Cement and Vodafone Idea Limited, Aditya Birla Capital Limited; and globally, Novelis, Aditya Birla Chemicals (Thailand) Limited. Mr. Birla also serves as director on the board of Aditya Birla Management Corporation Private Limited (as Executive Chairman), Air India Limited, and the Group’s international companies spanning Thailand, Indonesia, Egypt, and Canada. Additionally, Mr. Birla is the Chancellor of the Birla Institute of Technology & Science, Pilani and the Chairman of the Board of Governors Indian Institute of Management, Ahmedabad and Indian Institute of Technology. He is a member of the London Business School’s Asia Pacific Advisory Board. Mr. Birla’s past affiliations include service on the boards of Maruti Udyog Limited and Tata Iron and Steel Co. Limited. He was a part time non-official director on the Central Board of Reserve Bank of India. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world.

Mr. Askaran Agarwala has served as a Director of Hindalco since September 1998. He was Chairman of the Business Review Council of the Aditya Birla Group from October 2003 to March 2010. From 1982 to October 2003, he was President of Hindalco. Mr. Agarwala serves on the Compensation Committee of the Novelis Board of Directors. Mr. Agarwala also serves as a director of several other companies, including Hindalco, Udyog Services Ltd., Tanfac Industries Ltd., Aditya Birla Insurance Brokers Limited, Swiss Singapore Overseas Enterprises, Aditya Birla Power Company Limited and Aditya Birla Health Services Limited. He is a trustee of Sarla Basant Birla Param Bhakti Trust, Aditya Vikram Birla Memorial Trust and the Aditya Birla Foundation and the Hellen Keller Institute of the Deaf and Blind, among many other organizations. Mr. Agarwala’s past and current service as a director of several companies and industry associations in the metals and manufacturing industries adds valuable perspective to the board. Having served as president of our parent company, Hindalco, Mr. Agarwala also brings a depth of understanding of our business and operations.

Mr. Debnarayan Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He retired from his position as Managing Director of Hindalco in July 2016. Mr. Bhattacharya continues to serve as Non-Executive Director and Vice Chairman. He also serves as a director of Vodafone Idea Limited and Haldia Petrochemicals Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the Company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.

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

Our Executive Officers

The following table sets forth information for persons serving as executive officers of our Company as of April 30, 2019. Biographical details for each of our executive officers are also set forth below.

Name	Age	Position
Steven Fisher	48	President and Chief Executive Officer
Devinder Ahuja	53	Senior Vice President and Chief Financial Officer
Emilio Braghi	51	Senior Vice President and President, Novelis Europe
Nicholas Madden	62	Senior Vice President, Manufacturing Excellence and Procurement
Randal Miller	56	Vice President, Treasurer
Antonio Tadeu Coelho Nardocci	61	Senior Vice President and President, Novelis South America
Marco Palmieri	62	Senior Vice President and President, Novelis North America
Leslie J. Parrette, Jr.	57	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary
Steven E. Pohl	59	Senior Vice President, Business Performance and Execution
Stephanie Rauls	50	Vice President, Controller and Chief Accounting Officer
Sachin Satpute	53	Senior Vice President and President, Novelis Asia
H.R. Shashikant	56	Senior Vice President and Chief Human Resources Officer
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

Emilio Braghi has served as our Senior Vice President and President, Novelis Europe since September 2016. Previously, he served as Vice President, Operations, Novelis North America, since February 2015. Mr. Braghi joined Novelis in 1999 as Sales Manager, Europe. During his tenure, he has taken on many leadership roles of increasing responsibility and moved into his first general management role in 2006, when he was named head of Novelis' business in Italy. Mr. Braghi went on to hold multiple general management leadership positions with Novelis' Litho and Painted Products value streams in Europe, directing both commercial and operational activities and he joined the Asia leadership team in March 2012 as Vice President of Operations. In addition, Mr. Braghi serves as Chairman of the European Aluminum industry association. Mr. Braghi holds a degree in Engineering and Industrial Production Technologies from Politecnico di Milano in Milan, Italy.
Nicholas Madden is our Senior Vice President, Manufacturing Excellence and Procurement. Prior to this role, he served as Senior Vice President, Chief Supply Chain Officer, which he assumed in January 2012 and served as Vice President and Chief Procurement Officer from October 2006 until December 2011 and President of Novelis Europe’s Can, Litho and Recycling business unit beginning in October 2004. He was Vice President of Metal Management and Procurement for Alcan's Rolled Products division in Europe from December 2000 until September 2004 and was also responsible for the secondary recycling business. Mr. Madden holds a BSc (Hons) degree in Economics and Social Studies from University College in Cardiff, Wales.
Randal P. Miller is our Vice President, Treasurer. Prior to joining Novelis in July 2008, Mr. Miller served as Vice President and Treasurer of Transocean Offshore Deepwater Drilling from May 2006 to November 2007 where he was responsible for all treasury, banking, and capital markets activities for Transocean and its subsidiaries. From 2001 to 2006, Mr. Miller served as Vice President Finance, Treasurer of Aquila, Inc. Mr. Miller earned his Bachelor of Science from Iowa State University and Masters of Business Administration from the University of Missouri - Kansas City.
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and President, Novelis South America since May 2013. He previously served as our Senior Vice President and President, Novelis Europe from June 2009 to April 2013. Prior to that, he served as our Vice President of Strategy, Innovation and Technology from August 2008 to June 2009, and as Senior Vice President and President of our South American operations from February 2005 to August 2008. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, most recently serving as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci is Chairman of the Brazilian Aluminum Association Board.
Marco Palmieri has served as our Senior Vice President and President, Novelis North America since June 2013. He previously served as Senior Vice President and President, Novelis South America from August 2011 to May 2013. Prior to joining Novelis, Mr. Palmieri spent more than 30 years in the metals and engineering industries, including more than 25 years with Rio Tinto Alcan, where he held a succession of international leadership positions in various areas, including business development, primary metal and energy production. Before joining Novelis, Mr. Palmieri was most recently Aluminum Business Director for Votorantim Metais Ltd. Mr. Palmieri currently serves on the Board of Directors and the Executive Committee of the Aluminum Association in North America.
Leslie J. Parrette, Jr. rejoined our company in October 2009 to serve as our Senior Vice President, General Counsel and Compliance Officer, and he was appointed Corporate Secretary in February 2010. Before rejoining Novelis, Mr. Parrette served as Senior Vice President, Legal Affairs and General Counsel for WESCO International, Inc. (formerly Westinghouse Electric Supply Co.) (electrical product distribution) from March 2009 until October 2009. From March 2005 until March 2009, he served as our Senior Vice President, General Counsel, Secretary and Compliance Officer. Prior to that, Mr. Parrette served as Senior Vice President, General Counsel and Secretary for Aquila, Inc. (gas and electric utility; energy trading) from July 2000 until February 2005. Prior to that, Mr. Parrette practiced law with private law firms, including Blackwell Sanders (as a senior partner), Bryan Cave and Hale & Dorr after his graduation from law school. Mr. Parrette holds an AB in Sociology from Harvard College and received his JD from Harvard Law School.
Steven Pohl is our Senior Vice President, Business Performance and Execution and has served in this role since June 2016. Mr. Pohl joined Novelis in 2009 as Vice President Finance, Chief Financial Officer North America, and served as Vice President, Financial Planning & Analysis from 2012 to July 2015, and as Interim Chief Financial Officer from October 2015 to August 2016. Mr. Pohl came to Novelis from PPG Industries, Inc., the world’s leading coatings and specialty products company, where he served as General Auditor from 2008 to 2009. Before that, he held key finance and management positions of increasing responsibility at PPG Industries, Inc. from 1981 to 2008. Mr. Pohl earned his Bachelor of Science in Accounting from La Roche College.
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
Novelis Board of Directors
Our Board of Directors currently has six members, all of whom are appointed by our sole shareholder. Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws; (2) the charters of its committees and (3) other applicable laws and company policies.
Our corporate governance practices require that, in addition to certain statutory duties, the following matters be subject to our Board of Directors’ approval: (1) capital expenditure budgets and significant investments and divestments; (2) our strategic plans; (3) the number of directors within the limits provided by our by-laws and (4) any matter which may have the potential for substantial impact on Novelis. Our Board of Directors reviews its composition and size once a year. Senior management makes regular presentations to our Board of Directors on the main areas of our business.
Corporate Governance
Interested parties may communicate with the Board of Directors, a committee or an individual director by writing to Novelis Inc., Two Alliance Center, 3560 Lenox Road N.E., Suite 2000, Atlanta, GA 30326, Attention: Corporate Secretary - Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.

Committees of Our Board of Directors
Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Each committee is governed by its own charter. According to their authority as set out in their charters, the committees may engage outside advisors at the expense of Novelis.
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

Item 11.  Executive Compensation

This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the Securities and Exchange Commission and include persons serving in the role of principal executive officer, persons serving in the role of principal financial officer and the three other highest paid executive officers who were employed by the Company on March 31, 2019.

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Senior Vice President, Chief Financial Officer
Nicholas Madden	Senior Vice President, Manufacturing Excellence and Procurement
Marco Palmieri	Senior Vice President and President, Novelis North America
Leslie Parrette	Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary

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

The Committee did not independently engage a third party compensation consultant fiscal 2019. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer’s analysis with the Committee. Management also routinely reviews compensation surveys published by other leading global human resources consulting firms. Hay Group (a global human resource consulting firm) periodically assists management with the internal leveling of executive roles to ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.

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

Objectives and Design of Our Compensation Program

Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term financial and operational success and thereby build value for our shareholder. The program is organized around three fundamental principles:

•Provide Total Cash and Total Direct Compensation Opportunities that are Competitive: To enable us to attract, motivate and retain qualified executives to build long-term shareholder value, total cash compensation (base pay plus annual short-term incentives) and total direct compensation (total cash compensation plus the value of long-term incentives) opportunities for each executive are targeted at levels to be market competitive and also be appropriately positioned within the Company to ensure internal equity based on the scope and complexity of the role as it is designed at Novelis.

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

The Committee recognizes that the engagement of top talent in critical functions may require the recruitment of new executives and involve negotiations with individual candidates. As a result, the Committee may determine in a particular situation that it is in the Company’s best interests to negotiate a compensation package that varies from the principles set forth above.

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

Base Pay. Based on market practices, we believe it is appropriate that a minimum portion of total direct compensation be provided in a form that is fixed and recognizes individual performance in the prior fiscal year. Any changes in base salaries are generally effective July 1 of the current year, unless an executive is promoted or assumes a new role during the fiscal year.

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

•	Threshold, target and maximum opportunity payouts (as a percent of salary) should be comparable with opportunity payouts of executives in other benchmark companies or industries.

•	The Committee retains the discretion to adjust, up or down, annual incentives earned based on the Committee’s subjective assessment of individual performance.

Our Committee and board of directors, after input from management, approved our fiscal 2019 annual incentive plan (2019 AIP) during the first quarter of fiscal 2019. The performance benchmarks for the year were tied to four key metrics: (1) the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) performance; (2) the Company’s free cash flow performance; (3) the executive’s individual performance in recognition of each individual’s unique job responsibilities and annual objectives; and (4) the Company’s performance against safety goals of reduction in serious injuries and reduction in total recordable incidents.

No 2019 AIP bonuses are payable with respect to any of the three incentive metrics unless overall Novelis EBITDA performance for fiscal 2019 achieves at least 75% of the financial target. If the EBITDA threshold is achieved, the actual payout will range from 60% to 200% of target payout opportunity for EBITDA and 50% to 200% of target payout opportunity for Cash Flow depending upon the actual performance results, and the actual payout under the metric for individual performance can range from 0% to 200% of target payout opportunity. Actual performance below the threshold for a particular metric results in no payout for that metric.

The table below displays the 2019 AIP target and actual performance for each goal and the amount earned based on actual performance rounded to the nearest whole dollar.

Name	Target Bonus as Percentage of Salary (A)	Performance Objective (B)	Performance Weighting	Targeted Performance ($)	Actual Performance (C)($)
Steven Fisher	118%	EBITDA	40%	471,025	608,445
		Cash Flow	35%	412,147	771,862
		Personal	15%	176,634	211,961
		Safety	10%	117,756	—
			100%	1,177,562	1,592,268
Devinder Ahuja	84%	EBITDA	40%	194,308	251,026
		Cash Flow	35%	170,019	318,361
		Personal	15%	72,865	87,439
		Safety	10%	48,577	20,986
			100%	485,769	677,812
Nicholas Madden	65%	EBITDA	40%	109,925	142,013
		Cash Flow	35%	96,185	180,106
		Personal	15%	41,222	41,222
		Safety	10%	27,481	—
			100%	274,813	363,341
Marco Palmieri	65%	EBITDA	40%	133,900	172,985
		Cash Flow	35%	117,163	219,387
		Personal	15%	50,213	60,255
		Safety	10%	33,475	—
			100%	334,751	452,627
Leslie Parrette	70%	EBITDA	40%	164,735	212,821
		Cash Flow	35%	144,143	269,908
		Personal	15%	61,776	61,776
		Safety	10%	41,184	17,792
			100%	411,838	562,297
_________________________

(A)	Target bonus percentages are adjusted for any mid-year changes.

(B)	Fiscal 2019 AIP performance metric definitions are set forth in the 2019 AIP.

(C)
As operational leaders, Messrs. Fisher, Palmieri and Madden will not receive a payout for the Global Safety component as a result of a fatality that occurred at one of the manufacturing plants during the fiscal year.

Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive’s total direct compensation opportunity is necessary to reward our executives. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:

•	Long-term incentives should motivate achievement of long-term strategic and financial goals and incentivize actions that are intended to create sustainable value for our shareholder.

•	Long-term incentives should be designed to effectively retain valuable executive talent.

•	Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis.

•	A majority of the long-term incentive award value should be at risk and tied to financial performance.

•	Vesting schedules should span several years to reward long-term service.

•	The value of long-term incentives as a percent of salary should be competitive with opportunity payouts of executives in other benchmark companies or industries.

During the first quarter of fiscal 2019, the Committee authorized a long-term incentive plan covering fiscal years 2019 through 2021 (2019 LTIP). Under the 2019 LTIP, participants were awarded three types of long-term incentive vehicles. Twenty percent of a participant’s total long-term incentive opportunity consists of performance-based Hindalco stock appreciation rights (Hindalco SARs), 30% of the long-term incentive opportunity consists of Hindalco restricted stock units (Hindalco RSUs) and the remaining 50% consists of Novelis Performance Units (“Novelis PUs”). For additional information, see the table below setting forth grants of plan-based awards in fiscal 2019. The actual number of Hindalco SARs awarded are determined using a Black Scholes methodology. The Committee approved the fiscal 2019 long-term incentive awards for our named executive officers.

Hindalco SARs awarded in fiscal 2019 have seven-year terms and vest at a rate of 33.33% per year measured from the initial grant date, provided the Company achieves the 75% EBITDA threshold for the year. If the EBITDA threshold is not achieved, then the portion of the SARs that would otherwise vest for that year will be forfeited. Each SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise. Payout of Hindalco SARs is limited to three times the award value. SARs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.

Hindalco RSUs awarded in fiscal 2019 vest at a rate of 33.33% per year over three years and are not subject to performance criteria. Payout of Hindalco RSUs is also limited to three times the award value. RSUs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.

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

The table below shows the aggregate target long-term incentive of our named executive officers under the 2019 LTIP. The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Named Executive Officer	2019 LTIP Target Award ($)
Steven Fisher	$4,000,000
Devinder Ahuja	$680,000
Nicholas Madden	$660,000
Marco Palmieri	$760,000
Leslie Parrette	$750,000

In connection with the redesign of the Company’s long term incentive plan for fiscal year 2017, participants were offered a one-time opportunity to exchange their outstanding Novelis stock appreciation rights (“Novelis SARs”), other than those granted with respect to fiscal year 2011, for Novelis PUs (the “2017 LTIP Exchange”). Participants who elected to exchange their Novelis SARs in the 2017 LTIP Exchange received Novelis PUs, and their outstanding Novelis SARs (except those granted for fiscal 2011) were canceled. The PU’s granted in the 2017 LTIP Exchange vested on May 5, 2019.

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

Employment-Related Agreements

Retention Agreements. We may enter into retention agreements from time to time with certain key employees, including our named executive officers. These retention agreements are intended to supplement our long-term incentive program and sometimes are entered into to reflect changes in responsibilities or other special circumstances. Retention amounts are paid in cash provided the employee remains employed with the Company through the applicable vesting date. In most cases, the retention awards vest ratably over a three-year retention period. If the employee voluntarily terminates employment or is terminated by the Company for cause prior to the expiration date of the retention award, the employee will be required to repay any payments made under the agreement in the previous 12 months and will be not be entitled to any other payments under the retention agreement. If an employee is terminated involuntarily without cause, any unpaid cash installments under the retention agreement will be forfeited. Any amounts paid to our named executive officers under a retention award during fiscal 2019 are shown in the Summary Compensation Table. The following chart summarizes the retention payments made during fiscal 2019 and scheduled future payments.

Name	Agreement Date	--------------------------Payment Dates--------------------------
		Jun-‘18	Jul-'18	Dec-'18	Jun-'19	Jul-'19
Steven Fisher	Jun-'16		240,000
Devinder Ahuja	Jun’16	67,000			67,000
Nicholas Madden	Jul-'16			40,000
Marco Palmieri	Jul-'16			40,000
	Jun-'17		150,000			150,000
Leslie Parrette	Jul-'16			30,000

Change in Control Severance. Each of our named executive officers is a participant in the Novelis Inc. Change in Control Severance Plan (the “CIC Plan”) with the exception of Mr. Madden, who is party to a Change in Control agreement with the Company. The Plan was adopted effective July 1, 2018 and replaced the individual agreements previously in place between the Company and our executives. Under the CIC Plan, the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within three months before or 24 months following a change in control of the Company. The change in control severance payment under the CIC Plan is equal to 2.0 times the sum of the executive’s annual base salary and annual bonus and is paid payable in a lump sum within 30 days following an executive’s termination of employment. The CIC Plan also provides that the executive will receive (i) payment of the executive’s target short-term incentive (prorated, as applicable) for the year of termination; (ii) a payment to assist with post‑employment medical coverage equal to 24 months of the full premium of the executive’s then-current level of coverage; (iii) continuation of coverage under the Company’s group life insurance plan for a period of 24 months; and (iv) 24 months of additional credit for benefit accrual or contribution purposes and accelerated vesting, if applicable, under our retirement plans. Mr. Madden’s Change in Control agreement provides similar benefits for a period of 12 months.

Severance Compensation Arrangements. We also have severance arrangements with our named executive officers, which provide that the executive will be entitled to certain payments and benefits if their employment is terminated by the Company without cause. Severance amounts are payable in a lump sum. Each agreement also contains a noncompetition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months following termination (or 24 months in the case of Mr. Fisher). An executive may be required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. See the Potential Payments Upon Termination or Change in Control table below for further information.

Compensation Risk Assessment

In fiscal 2019, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:

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

Compensation Committee Report

The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2019.

The foregoing report is provided by the following directors, who constitute the Committee:

Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table

The table below sets forth information regarding compensation for our named executive officers for fiscal 2019 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars as adjusted by the March 31, 2019 exchange rate.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (A)	Options Awards ($) (A)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($) (G)	Total Compensation ($)
Steven Fisher, President and Chief Executive Officer	2019	971,154	—	1,050,000	1,200,000	9,211,068 (B)	—	654,373	13,086,595
	2018	865,385	—	972,000	1,148,000	1,472,772	—	542,055 (H)	5,000,212
	2017	771,462	—	840,000	560,000	1,144,916	—	412,118	3,728,496
Devinder Ahuja, Senior Vice President, Chief Financial Officer	2019	562,692	—	204,000	136,000	1,163,812 (C)	—	276,992	2,343,496
	2018	514,231	429,292	150,000	100,000	607,005	—	239,872 (I)	2,040,400
	2017	334,615	350,000	121,500	81,000	390,978	—	279,047	1,557,140
Nicholas Madden, Senior Vice President, Manufacturing Excellence and Procurement	2019	420,399	—	198,000	132,000	2,483,981 (D)	198,205	101,002	3,540,127
Marco Palmieri, Senior Vice President and President, Novelis North America	2019	510,673	—	228,000	152,000	2,729,747 (E)	—	519,887	4,140,307
	2018	536,784	—	228,000	152,000	480,209	—	1,781,999 (J)	3,178,992
	2017	624,017	—	210,000	140,000	413,053	—	734,738	2,121,808
Leslie Parrette, Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary	2019	583,396	—	225,000	150,000	2,901,817 (F)	—	241,588	4,101,801
	2018	567,176	—	210,000	140,000	638,770	—	259,612 (K)	1,815,558
	2017	551,888	—	210,000	140,000	563,426	—	202,678	1,667,992
_________________________

(A)	These amounts reflect Hindalco RSUs and Hindalco SARs granted under the 2019 LTIP.

(B)
This amount includes the cash awards Mr. Fisher earned as follows: $1,592,268 under the 2019 AIP, $3,360,000 for the Novelis PUs granted in fiscal year 2017, and a one-time payment of $4,258,800 for the 2017 LTIP Exchange.

(C)	This amount includes the cash awards Mr. Ahuja earned as follows: $677,812 under the 2019 AIP and $486,000 for the Novelis PUs granted in fiscal year 2017.

(D)
This amount includes the cash awards Mr. Madden earned as follows: $363,341 under the 2019 AIP, $792,000 for the Novelis PUs granted in fiscal year 2017, and a one-time payment of $1,328,640 for the 2017 LTIP Exchange.

(E)
This amount includes the cash awards Mr. Palmieri earned as follows: $452,627 under the 2019 AIP, $840,000 for the Novelis PUs granted in fiscal year 2017, and a one-time payment of $1,437,120 for the 2017 LTIP Exchange.

(F)
This amount includes the cash awards Mr. Parrette earned as follows: $562,297 under the 2019 AIP, $840,000 for the Novelis PUs granted in fiscal year 2017, and a one-time payment of $1,499,520 for the 2017 LTIP Exchange.

(G)	The amounts shown in this column reflect the values from the table below.

(H)	$133,593 has been added to reflect DC SERP contributions for the prior year.

(I)	$48,479 has been added to reflect DC SERP contributions for the prior year.

(J)	$52,751 has been added to reflect DC SERP contributions for the prior year.

(K)	$64,983 has been added to reflect DC SERP contributions for the prior year.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Nonqualified Plans ($)	Group Life Insurance ($) (A)	Retention Payments ($) (B)	Relocation, Assignee and Housing Related Payments ($)	Other Perquisites and Personal Benefits ($)	Total ($)
Steven Fisher	345,951	5,261	240,000	—	63,161 (D)	654,373
Devinder Ahuja	157,526	3,043	67,000	—	49,423 (E)	276,992
Nicholas Madden	10,632	2,370	40,000	—	48,000 (E)	101,002
Marco Palmieri	132,324	2,865	190,000	132,652 (C)	62,046 (F)	519,887
Leslie Parrette	160,314	3,274	30,000	—	48,000 (E)	241,588
________________________

(A)	This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.

(B)	These amounts represent payments pursuant to retention agreements as detailed above under Employee Related Agreements.

(C)	This amount includes $10,621 for expatriate expenses and $122,031 related to tax payments for foreign assignment.

(D)	This amount includes $60,000 flex allowance and $3,161 for an executive physical.

(E)	This amount represents flex allowance.

(F)	This amount includes $50,000 flex allowance, $8,750 for an auto lease and $3,296 for an executive physical.

Grants of Plan-Based Awards in Fiscal 2019

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2019 pursuant to our 2019 AIP and 2019 LTIP.

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units	All Other Option Awards: Number of Securities Underlying Options	Award Type	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (S)
		Threshold ($)	Target ($)	Maximum ($)
Steven Fisher	5/2/2018	653,547	1,177,562	2,355,124	—	—	AIP	—	—
	5/2/2018	—	—	—	303,692	—	Hindalco RSU	—	1,050,000
	5/2/2018	—	—	—	—	820,512	Hindalco SAR	1.46	1,200,000
	5/2/2018	875,000	1,750,000	3,500,000	—	—	Novelis PU	—	—
Devinder Ahuja	5/2/2018	269,602	485,769	971,540	—	—	AIP	—	—
	5/2/2018	—	—	—	59,004	—	Hindalco RSU	—	204,000
	5/2/2018	—	—	—	—	92,992	Hindalco SAR	1.46	136,000
	5/2/2018	170,000	340,000	680,000	—	—	Novelis PU	—	—
Nicholas Madden	5/2/2018	152,521	274,813	549,627	—	—	AIP	—	—
	5/2/2018	—	—	—	57,268	—	Hindalco RSU	—	198,000
	5/2/2018	—	—	—	—	90,257	Hindalco SAR	1.46	132,000
	5/2/2018	165,000	330,000	660,000	—	—	Novelis PU	—	—
Marco Palmieri	5/2/2018	185,786	334,751	669,500	—	—	AIP	—	—
	5/2/2018	—	—	—	65,945	—	Hindalco RSU	—	228,000
	5/2/2018	—	—	—	—	103,932	Hindalco SAR	1.46	152,000
	5/2/2018	190,000	380,000	760,000	—	—	Novelis PU	—	—
Leslie Parrette	5/2/2018	228,570	411,838	823,676	—	—	AIP	—	—
	5/2/2018	—	—	—	65,077	—	Hindalco RSU	—	225,000
	5/2/2018	—	—	—	—	102,564	Hindalco SAR	1.46	150,000
	5/2/2018	187,500	375,000	750,000	—	—	Novelis PU	—	—

Outstanding Equity Awards as of March 31, 2019

		Hindalco Options				Hindalco RSUs
Name	LTIP Year	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	2019	—	820,512	3.46	May 2, 2025	303,692	919,872
	2018	277,327	554,653	2.92	May 5, 2024	222,036	698,577
	2017	—	281,986	1.37	May 5, 2023	204,680	622,272
	2016	236,397	78,799	2.10	May 7, 2022	—	—
	2016	—	248,568	1.09	May 7, 2022	—	—
	2015	234,084	—	2.43	May 13, 2021	—	—
	2014	—	—	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
Devinder Ahuja	2019	—	92,992	3.46	May 2, 2025	59,004	178,721
	2018	24,158	48,315	2.92	May 5, 2024	34,265	107,806
	2017	24,663	24,663	2.26	Oct 1, 2023	17,901	54,425
Nicholas Madden	2019	—	90,257	3.46	May 2, 2025	57,268	173,463
	2018	31,888	63,776	2.92	May 5, 2024	45,230	142,304
	2017	—	66,468	1.37	May 5, 2023	48,245	146,675
	2016	—	54,745	2.10	May 7, 2022	—	—
	2015	20,000	—	2.43	May 13, 2021	—	—
	2014	—	—	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
Marco Palmieri	2019	—	103,932	3.46	May 2, 2025	65,945	199,745
	2018	36,720	73,438	2.92	May 5, 2024	52,082	163,862
	2017	—	70,497	1.37	May 5, 2023	51,169	155,565
	2016	58,062	58,063	2.10	May 7, 2022	—	—
	2015	44,751	—	2.43	May 13, 2021	—	—
	2014	—	—	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—
Leslie Parrette	2019	—	102,564	3.46	May 2, 2025	65,077	197,116
	2018	—	67,640	2.92	May 5, 2024	47,971	150,928
	2017	—	70,497	1.37	May 5, 2023	51,169	155,565
	2016	—	58,063	2.10	May 7, 2022	—	—
	2015	—	—	2.43	May 13, 2021	—	—
	2014	—	—	1.91	May 13, 2020	—	—
	2013	—	—	1.98	May 22, 2019	—	—

Option Exercises and Stock Vested in Fiscal Year 2019

The table below sets forth the information regarding stock options that were exercised during fiscal 2019 and stock awards that vested and were paid out during fiscal 2019.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise, but Settled in Cash	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting, but Settled in Cash	Value Realized on Vesting ($)
Steven Fisher	530,555	908,751	691,517	2,394,935
Devinder Ahuja	—	—	35,035	125,897
Nicholas Madden	143,900	248,273	133,709	485,081
Marco Palmieri	70,497	140,000	143,869	522,018
Leslie Parrette	203,689	329,612	141,813	514,481

Pension Benefits in Fiscal 2019

The table below sets forth information regarding the present value as of March 31, 2019 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). U.S. executives who were hired on or after January 1, 2005 are not eligible to participate in our defined benefit pension plans.

Name	Plan Name	Change in Pension Value ($)	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Nicholas Madden	Novelis Pension Plan	60,540	12.5	741,591	—
	Novelis DB Serp Plan	137,665	12.5	1,847,084	—

U.S. based executives hired before January 1, 2005 participate in the Novelis Pension Plan and the Novelis Supplemental Executive Retirement Plan (Novelis DB SERP). The Novelis Pension Plan is a defined benefit pension plan based on a participant’s average highest three years of earnings (“HAE”) up to the IRS limit and years of service up to 35 years.  The pension formula is generally equal to 45% of the participant HAE, plus 15% of any HAE over Social Security covered compensation.  Benefits are payable at normal retirement (age 65) or early retirement (age 55 and 5 years of service or combined age and service equal to 75 or more).  Early retirement benefits are reduced according to the plan’s early retirement factors.   For example, at age 62, a participant’s early retirement benefit would be approximately 94% of the participant’s normal retirement benefit.  The Novelis DB SERP has the same formula as the Novelis Pension Plan, but only covers earnings in excess of the IRS compensation limit.  The present value of the benefits shown above is calculated using interest and mortality specified under section 417(e) of the Internal Revenue Code.

Non-Qualified Deferred Compensation

This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2019. The plan is an unfunded, non‑qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pretax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Steven Fisher	—	158,634	2,069	—	1,584,270
Devinder Ahuja	—	65,043	465	—	116,760
Nicholas Madden	—	(A)	—	—	71,472
Marco Palmieri	—	52,935	—	—	107,759
Leslie Parrette	—	66,907	11,479	—	599,987
_________________________

(A)	Mr. Madden is not eligible to receive employer contributions to our Defined Contribution Supplemental Executive Retirement Plan because he participates in our traditional pension plan.

Potential Payments Upon Termination or Change in Control

This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers on March 31, 2019, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular retirement plan benefits; or normal retirement, death or disability benefits. See Employment Related Agreements above for a discussion of the change in control, severance compensation and retention agreements for our named executive officers and any restrictive covenants contained therein.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by us without Cause ($)	Termination in Connection with CIC by us without Cause or by Executive for Good Reason ($)	Death or Disability ($)
Steven Fisher	Short-Term Incentive Pay (A)	1,592,268	1,592,268	1,592,268	1,592,268
	Long-Term Incentive Plan (B)	535,477	11,572,137	12,126,256	12,126,256
	Severance (C )	—	3,000,000	4,400,000	—
	Retirement plans (D)	—	345,951	691,902	—
	Lump sum cash payment for continuation of health coverage (E)	—	39,184	47,021	—
	Continued group life insurance coverage (F)	—	5,261	10,523	—
	Total	2,127,745	16,554,801	18,867,970	13,718,524
Devinder Ahuja	Short-Term Incentive Pay (A)	677,812	677,812	677,812	677,812
	Long-Term Incentive Plan (B)	24,689	884,190	994,708	994,708
	Severance (C )	—	1,320,000	2,146,000	—
	Retirement plans (D)	—	157,526	315,052	—
	Lump sum cash payment for continuation of health coverage (E)	—	39,184	47,021	—
	Continued group life insurance coverage (F)	—	3,043	6,086	—
	Total	702,501	3,081,755	4,186,679	1,672,520
Nicholas Madden	Short-Term Incentive Pay (A)	363,341	363,341	363,341	363,341
	Long-Term Incentive Plan (B)	26,252	2,809,855	2,929,766	2,929,766
	Severance (C )	—	422,790	1,395,207	—
	Retirement plans (D)	—	165,578	165,578	—
	Lump sum cash payment for continuation of health coverage (E)	—	39,184	39,184	—
	Continued group life insurance coverage (F)	—	2,370	2,370	—
	Total	389,593	3,803,118	4,895,446	3,293,107
Marco Palmieri	Short-Term Incentive Pay (A)	452,627	452,627	452,627	452,627
	Long-Term Incentive Plan (B)	112,270	3,134,776	3,271,333	3,271,333
	Severance (C )	—	1,237,500	1,699,500	—
	Retirement plans (D)	—	132,324	264,648	—
	Lump sum cash payment for continuation of health coverage (E)	—	39,184	47,021	—
	Continued group life insurance coverage (F)	—	2,865	5,731	—
	Total	564,897	4,999,276	5,740,860	3,723,960
Leslie Parrette	Short-Term Incentive Pay (A)	562,297	562,297	562,297	562,297
	Long-Term Incentive Plan (B)	—	3,049,788	3,181,977	3,181,977
	Severance (C )	—	882,510	2,000,356	—
	Retirement plans (D)	—	160,314	320,629	—
	Lump sum cash payment for continuation of health coverage (E)	—	9,871	11,845	—
	Continued group life insurance coverage (F)	—	3,274	6,549	—
	Total	562,297	4,668,054	6,083,653	3,744,274
_________________________

(A)	These amounts represent the executive's AIP for the fiscal year.

(B)	These amounts reflect the estimated value of the vested SARs, RSUs and PUs granted pursuant to our long term incentive plans.

(C)	These amounts would be paid pursuant to the executive’s severance agreement, Mr. Madden’s Change in Control agreement or our Change in Control Severance Plan for all other executives, as applicable.

(D)
The retirement benefit represents 12 months (or 24 months in the case of a change in control severance for all executives except Mr. Madden) of additional benefit accrual or contribution credit, as applicable, under our retirement plans.

(E)
This amount is intended to assist the executive in paying post-employment health coverage for 12 months (or 24 months in the case of a change in control severance for all executives except Mr. Madden).

(F)
This amount represents the estimated value of 12 months (or 24 months in the case of a change in control severance for all executives except Mr. Madden) of additional coverage under our group and executive life insurance plans.

Director Compensation for Fiscal 2019

The Chairman of our board of directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors’ fees are ordinarily paid in quarterly installments. Since July 2008, our Chairman, Mr. Birla, has declined to receive the director compensation to which he is entitled.

All directors receive reimbursement for out of pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our directors for fiscal 2019.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Askaran K. Agarwala	150,000
D. Bhattacharya	155,000
Clarence J. Chandran	155,000
Satish Pai	150,000
Donald A. Stewart	175,000

Compensation Committee Interlocks and Insider Participation

In fiscal 2019, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala and Mr. Satish Pai. During fiscal 2019, none of our executive officers served as:

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

Fiscal Year 2020 Incentive Compensation Plans

On May 6, 2019, our board of directors approved our fiscal 2020 Annual Incentive Plan (2020 Executive AIP) and a long term incentive plan covering fiscal years 2020 through 2022 (2020 Executive LTIP). The target amounts under each plan for our named executive officers are as follows:

Name	2020 Executive AIP Target (as % of base salary)	2019 Executive LTIP Target Awarded May 6, 2019 ($)
Steven Fisher	130%	5,300,000
Devinder Ahuja	85%	1,000,000
Nicholas Madden	65%	—
Marco Palmieri	65%	760,000
Leslie Parrette	70%	750,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. pursuant to a plan of arrangement entered into on February 10, 2007. Since the acquisition was completed on May 15, 2007, all of our common shares have been indirectly held by Hindalco.

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

Item 14. Principal Accountant Fees and Services
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2019 and 2018:

	March 31,
	2019	2018
Audit fees (A)	$6,116,502	$6,688,850
Audit-Related Fees (B)	65,180	1,881,500
Tax Fees (C)	465,505	88,545
All Other Fees (D)	147,622	143,978
Total	$6,794,809	$8,802,873
_________________________

(A)
Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.

(B)
Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” In the fiscal year ended March 31, 2019, this fee includes consultations on accounting and disclosure matters. In the fiscal year ended March 31, 2018, this fee includes consultation on accounting and disclosure matters and due diligence procedures performed. Note that the nature of such advice did not result in the principal auditor firm acting in a management function or providing services that were considered book-keeping in nature.

(C)
In fiscal 2019, this fee includes procedures performed related to transfer pricing studies, customs valuations audits, and tax consulting services. In the fiscal year ended March 31, 2018, this fee includes procedures performed related to transfer pricing studies.

(D)
In fiscal 2019, this fee includes attest services performed over the Company's application for energy credits, as well as for services not included in the Audit, Audit Related, and Tax categories. In the fiscal year ended March 31, 2018, this fee includes attest services performed over the Company's application for energy credits and certain agreed upon procedures work.

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

2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007 (File No. 001-32312))

2.2
Agreement and Plan of Merger, dated as of July 26, 2018, among Novelis Inc., Novelis Acquisitions LLC, Aleris Corporation and OCM Opportunities ALS Holdings L.P. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 26, 2018 (File No. 001-323121))

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

4.2
Indenture relating to the 6.25% Senior Notes due 2024, dated August 29, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.3
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

10.1
Short Term Credit Agreement dated as of December 18, 2018, among Novelis Acquisitions LLC, Novelis Inc., AV Metals Inc., the other Guarantors thereto, the Lenders party thereto, Standard Chartered Bank, the Lead Arrangers and Bookrunners and Documentation Agents (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 5, 2019 (File No. 001-32312))

10.2
Increase Joinder Amendment to Credit Agreement dated as of December 18, 2018, between Novelis Acquisitions LLC, AV Metals Inc., the Other Loan Parties thereto, the Third Party Security Provider, Standard Chartered Bank, the Mandated Lead Arrangers and Bookrunners, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 5, 2019 (File No. 001-32312))

10.3
Amendment No. 2 to Credit Agreement and Amendment to U.S. Security Agreement, dated as of November 20, 2018, between Novelis Inc. AV Metals Inc., the Other Loan Parties Party thereto, the Third Party Security Provider, and Standard Chartered Bank (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 5, 2019 (File No. 001-32312))

10.4
Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to U.S. Security Agreement dated as of April 15, 2019 among Novelis Inc., Novelis Corporation, the other Borrowers party thereto, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, Wells Fargo Bank, N.A., the Issuing Banks Party thereto, the Co-Syndication Agents and the Joint Lead Arrangers and Joint Bookmanagers

10.5*	Novelis Inc. Change in Control Severance Plan

10.6*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.7*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))

10.8*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))

10.9*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.10*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.11*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))

10.12*	Novelis Inc. Fiscal Year 2018 Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on May 10, 2017 (File No. 001-32312))

10.13*	Novelis Inc. Fiscal Year 2019 Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))

10.14*	Novelis Inc. Fiscal Year 2020 Executive Long Term Incentive Plan

10.15*	Novelis Inc. Fiscal Year 2019 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))

10.16*	Novelis Inc. Fiscal Year 2020 Executive Annual Incentive Plan

10.17*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))

10.18*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.19*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.20*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.21*	Employment Agreement between Novelis Inc. and Nicholas Madden, dated August 22, 2006

10.22*
Employment Agreement between Novelis Inc. and Marco Antonio Palmieri dated June 16, 2017 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))

10.23*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.24*
Employment Agreement between Novelis Inc. and Leslie J. Parrette, Jr., dated September 21, 2009 ((incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))

10.25*	Retention Award Letter to Nicholas Madden dated July 29, 2016

10.26*	Retention Award Letter to Steven Fisher dated June 2016 (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on May 10, 2017 (File No. 001-32312))

10.27*	Retention Award Letter to Leslie J. Parrette, Jr. dated July 29, 2016 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K filed on May 10, 2017 (File No. 001-32312))

10.28*	Retention Award Letter to Marco Palmieri dated July 29, 2016 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K filed on May 10, 2017 (File No. 001-32312))

10.29*	Retention Award Letter to Marco Palmieri dated June 16, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))

10.30*	Change In Control Agreement between the Company and Nicholas Madden dated April 1, 2016

10.31*	Amendment to Extend Change in Control Agreement between the Company and Nicholas Madden dated July 1, 2018

21.1	List of Subsidiaries of Novelis Inc.

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 8, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date: May 8, 2019
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 8, 2019
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 8, 2019
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 8, 2019
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date: May 8, 2019
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date: May 8, 2019
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date: May 8, 2019
Clarence J. Chandran

/s/ Donald A. Stewart	(Director)	Date: May 8, 2019
Donald A. Stewart

/s/ Satish Pai	(Director)	Date: May 8, 2019
Satish Pai

Item 16. Form 10-K Summary
None.