Form 10-Q
period 2019-06-30
Novelis Inc.
filed 2019-08-06
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-32312
Novelis Inc.
(Exact name of Registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3560 Lenox Road, Suite 2000 Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)
Telephone: (404) 760-4000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of August 5, 2019, the Registrant had 1,000 shares of common stock, no par value, outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended June 30,
	2019	2018
Net sales	$2,925	$3,097
Cost of goods sold (exclusive of depreciation and amortization)	2,414	2,591
Selling, general and administrative expenses	127	117
Depreciation and amortization	88	86
Interest expense and amortization of debt issuance costs	65	66
Research and development expenses	19	15
Restructuring and impairment, net	1	1
Other (income) expenses, net	4	29
Business acquisition and other integration related costs	17	2
	$2,735	$2,907
Income before income taxes	190	190
Income tax provision	63	53
Net income	$127	$137
Net income attributable to noncontrolling interest	—	—
Net income attributable to our common shareholder	$127	$137
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended June 30,
	2019	2018
Net income	$127	$137
Other comprehensive income (loss):
Currency translation adjustment	5	(117)
Net change in fair value of effective portion of cash flow hedges	20	(68)
Net change in pension and other benefits	8	18
Other comprehensive income (loss) before income tax effect	$33	$(167)
Income tax provision (benefit) related to items of other comprehensive income (loss)	8	(14)
Other comprehensive income (loss), net of tax	25	(153)
Comprehensive income (loss)	$152	$(16)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of tax	2	—
Comprehensive income (loss) attributable to our common shareholder	$150	$(16)
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	June 30, 2019	March 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$859	$950
Accounts receivable, net
— third parties (net of uncollectible accounts of $7 as of June 30, 2019 and March 31, 2019)	1,485	1,417
— related parties	172	164
Inventories	1,499	1,460
Prepaid expenses and other current assets	128	121
Fair value of derivative instruments	94	70
Assets held for sale	5	3
Total current assets	$4,242	$4,185
Property, plant and equipment, net	3,423	3,385
Goodwill	607	607
Intangible assets, net	340	351
Investment in and advances to non–consolidated affiliates	796	792
Deferred income tax assets	137	142
Other long–term assets — third parties	197	101
Total assets	$9,742	$9,563
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$19	$19
Short–term borrowings	53	39
Accounts payable
— third parties	1,972	1,986
— related parties	192	175
Fair value of derivative instruments	76	87
Accrued expenses and other current liabilities	537	616
Total current liabilities	$2,849	$2,922
Long–term debt, net of current portion	4,327	4,328
Deferred income tax liabilities	254	223
Accrued postretirement benefits	852	844
Other long–term liabilities	242	180
Total liabilities	$8,524	$8,497
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2019 and March 31, 2019	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	330	203
Accumulated other comprehensive income (loss)	(483)	(506)
Total equity of our common shareholder	$1,251	$1,101
Noncontrolling interest	(33)	(35)
Total equity	$1,218	$1,066
Total liabilities and equity	$9,742	$9,563

See Note 5 — Consolidation for information about our consolidated variable interest entity (VIE).

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$127	$137
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	88	86
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(14)	24
(Gain) loss on sale of assets	(1)	3
Deferred income taxes, net	28	(14)
Amortization of debt issuance costs and carrying value adjustments	5	5
Changes in operating assets and liabilities:
Accounts receivable	(81)	(201)
Inventories	(36)	(205)
Accounts payable	43	283
Other current assets	(5)	(29)
Other current liabilities	(80)	(58)
Other noncurrent assets	3	—
Other noncurrent liabilities	(20)	17
Net cash provided by (used in) operating activities	$57	$48
INVESTING ACTIVITIES
Capital expenditures	(162)	(54)
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	—
Proceeds from investment in and advances to non-consolidated affiliates, net	6	6
Proceeds (outflows) from the settlement of derivative instruments, net	1	(7)
Other	4	3
Net cash provided by (used in) investing activities	$(149)	$(52)
FINANCING ACTIVITIES
Principal payments of long-term and short-term borrowings	(6)	(34)
Revolving credit facilities and other, net	12	(9)
Debt issuance costs	(1)	—
Net cash provided by (used in) financing activities	$5	$(43)
Net increase (decrease) in cash, cash equivalents and restricted cash	(87)	(47)
Effect of exchange rate changes on cash	(3)	(19)
Cash, cash equivalents and restricted cash — beginning of period	960	932
Cash, cash equivalents and restricted cash — end of period	$870	$866

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of Accounting Standards Updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	$—	$1,404	$(231)	$(277)	$(37)	$859
Net income attributable to our common shareholder	—	—	—	137	—	—	137
Currency translation adjustment included in AOCI	—	—	—	—	(117)	—	(117)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $19 million included in AOCI	—	—	—	—	(49)	—	(49)
Change in pension and other benefits, net of tax provision of $5 million included in AOCI	—	—	—	—	13	—	13
Balance as of June 30, 2018	1,000	$—	$1,404	$(94)	$(430)	$(37)	$843

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$203	$(506)	$(35)	$1,066
Net income attributable to our common shareholder	—	—	—	127	—	—	127
Currency translation adjustment included in AOCI	—	—	—	—	5	—	5
Change in fair value of effective portion of cash flow hedges, net of tax provision of $6 million included in AOCI	—	—	—	—	14	—	14
Change in pension and other benefits, net of tax provision of $2 million included in AOCI	—	—	—	—	4	2	6
Balance as of June 30, 2019	1,000	$—	$1,404	$330	$(483)	$(33)	$1,218

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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of June 30, 2019, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 23 operating facilities, including recycling operations in twelve of these plants.
The March 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Form 10-K for the year-ended March 31, 2019 filed with the United States Securities and Exchange Commission (SEC) on May 8, 2019. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Restricted Cash Policy
The difference between "Cash and cash equivalents" as reported on the condensed consolidated balance sheet and "Cash, cash equivalents and restricted cash" as reported on the condensed consolidated statement of cash flows relates to cash amounts considered restricted. This restricted cash is comprised of cash deposits for employee benefits.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Reclassification
Management reclassified $2 million for the three months ended June 30, 2018 from "Selling, general and administrative expenses" to "Business acquisition and other integration related costs" in order to conform to the presentation adopted for the current period. This reclassification had no impact on the condensed consolidated statement of operations, condensed consolidated balance sheets or condensed consolidated statements of cash flow during the respective period. See Note 17 — Segment, Major Customer and Major Supplier Information for this reclassification's impact on Segment Income.
Recently Adopted Accounting Standards

Standard	Date of Adoption	Description	Disclosure Impact
ASU 2016-02, Leases (Topic 842) along with additional technical improvements, practical expedients, and clarifications since issued. (Issued February 2016)	April 1, 2019
The standard requires organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. The standard requires qualitative and quantitative disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.

We recognized right-of-use assets and lease liabilities on our consolidated balance sheets with no impact to the opening balance of retained earnings. The adoption of this standard did not have a material effect on the condensed consolidated statement of operations or the condensed consolidated statement of cash flows. See Note 4 - Leases for further details on the adoption of this standard.

ASU 2018-09, Codification Improvements (Issued July 2018)	April 1, 2019	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have an impact on the condensed consolidated financial statements and disclosures.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued October 2018)
April 1, 2019
The standard permits the use of the OIS based on the SOFR as a U.S. benchmark interest rate for purposes of hedge accounting under Topic 815 as requested by the Federal Reserve Board during deliberations leading to the issuance of ASU 2017-12. The FASB recognized that although the OIS rate based on SOFR is not yet widely recognized and quoted within the U.S. financial market, the attributes of the repo rates underlying the calculation of SOFR are recognized.

The adoption of this standard did not have an impact on the condensed consolidated financial statements and disclosures. The Company does not currently have any interest rate derivative instruments, but is currently evaluating the potential future impact of this standard.

ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. (Issued February 2018)	April 1, 2018
This standard provides an option to reclassify stranded tax effects within Accumulated other comprehensive income (loss) (AOCI) to Retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the
“Act”).

We reclassified $16 million into retained earnings of our common shareholder from AOCI. This reclassification consisted of deferred taxes originally recorded in AOCI at rates that exceeded the newly enacted U.S. federal corporate tax rate. There was no impact to net income. Certain prior period amounts have been adjusted as a result of the adoption of this standard.

ASU 2016-16, Income Taxes (Topic 740) - Intra-Entity Asset Transfers of Assets Other than Inventory (Issued October 2016)	April 1, 2018
This standard eliminates the exception for all intra-entity sales of assets other than inventory. It requires the tax effect of intra-entity sales of assets other than inventory to be recognized currently which will impact Novelis’ effective tax rate.  The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs.

We adopted this standard on a modified retrospective basis and the cumulative effect of the change on retained earnings is $36 million with a corresponding impact to deferred tax balances. Certain prior period amounts have been adjusted as a result of the adoption of this standard.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Recently Issued Accounting Standards (Not yet adopted)

Standard	Date of Adoption	Description	Disclosure Impact
ASU 2019-04, Codification Improvements: Topic 326: Financial Instruments - Credit Losses, Topic 815: Derivatives and Hedging, and Topic 825: Financial Instruments along with additional technical improvements and clarifications since issued.
	Various	The standard provides various codification updates and improvements to address comments received.	The Company is currently evaluating the impact of this standard.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020
This standard eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity must consider such indirect interests on a proportionate basis.
The Company is currently evaluating the impact of this standard.
ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Issued August 2018)
April 1, 2020
This standard requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected.
The Company is currently evaluating the impact of this standard.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Issued August 2018)
April 1, 2020
This standard added requirements for new disclosures such as requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the standard removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income "OCI" expected to be recognized in net periodic benefit costs over the next fiscal year.
The Company is currently evaluating the impact of this standard.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Issued January 2017)	April 1, 2020
This standard removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. This standard will need to be considered each time Novelis performs an assessment of goodwill for impairment under the quantitative test.
The Company is currently evaluating the impact of this standard.
ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with additional technical improvements and clarifications since issued. (Issued June 2016)
April 1, 2020
The standard provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The “current expected credit loss” (CECL) model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.
The Company is currently evaluating the impact of this standard and does not expect the adoption of this standard will have an impact on the condensed consolidated financial statements.

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
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia and Europe. See Note 17 — Segment, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

3.    INVENTORIES
"Inventories" consist of the following (in millions).

	June 30, 2019	March 31, 2019
Finished goods	$345	$354
Work in process	730	684
Raw materials	249	254
Supplies	175	168
Inventories	$1,499	$1,460

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

4.    LEASES

We lease certain land, buildings and equipment under noncancelable operating lease arrangements and certain office space under finance (capital) lease arrangements. Upon adoption of ASC 842, we elected the following practical expedients:

•
Non-lease components: Leases that contain non-lease components (primarily equipment maintenance) are accounted for as a single component and recorded on the condensed consolidated balance sheet for certain asset classes including real estate and certain equipment. Non-lease components include, but are not limited to, common area maintenance, service arrangements, and supply agreements.

•
Package of practical expedients: We will not reassess whether any expired or existing contracts are leases or contain leases, the lease classification for any expired or existing leases or any initial direct costs for any expired or existing leases as of the transition date.

•
Additional transition method: We adopted the standard using a modified retrospective approach, applying the standard's transition provisions at the beginning of the period of adoption and maintain previous disclosure requirements for comparative periods.

We used the following policies and/or assumptions in evaluating our lease population:

•
Lease determination: Novelis considers a contract to be or to contain a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.

•
Discount rate: When our lease contracts do not provide a readily determinable implicit rate, we use the estimated incremental borrowing rate based on information available at the inception of the lease. The discount rate is determined by region and asset class.

•
Variable payments: Novelis includes payments that are based on an index or rate within the calculation of right of use leased assets and lease liabilities, initially measured at the lease commencement date.

•
Purchase options: Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

•
Renewal options: Most leases include one or more options to renew, with renewal terms that can extend the lease term from one or more years. The exercise of lease renewal options is at our sole discretion.

•	Residual value guarantees, restrictions, or covenants: Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

•
Short-term leases: Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term and expense the associated operating lease costs to "Selling, general, and administrative expenses" on the condensed consolidated statement of operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below presents the classification of leasing assets and liabilities as reported on the condensed consolidated balance sheet as of June 30, 2019.

Leases	Balance Sheet Classification	June 30, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$95
Finance lease assets (A)	Property, plant and equipment, net	2
Total lease assets		$97

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$24
Finance lease liabilities	Current portion of long-term debt	—
Long term
Operating lease liabilities	Other long-term liabilities	77
Finance lease liabilities	Long-term debt, net of current portion	1
Total lease liabilities		$102
________________________

(A)	Finance lease assets are recorded net of accumulated depreciation of $6 million as of June 30, 2019.

The table below presents the classification of lease related expenses or income as reported on the condensed consolidated statements of operations. Amortization of and interest on liabilities related to finance leases were less than $1 million during the three months ended June 30, 2019. Sublease income was less than $1 million during the three months ended June 30, 2019.

Expense Type	Income Statement Classification	Three Months Ended June 30, 2019
Operating lease costs (A)	Selling, general and administrative expenses	$10
________________________

(A)	Operating lease costs include short-term leases and variable lease costs, which are immaterial.
Future minimum lease payments as of June 30, 2019, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Period Ending June 30,	Operating leases (A)	Finance leases (B)	Total
2020	$23	$—	$23
2021	24	—	24
2022	19	—	19
2023	13	—	13
2024	12	—	12
Thereafter	25	1	26
Total minimum lease payments	$116	$1	$117
Less: interest	15	—	15
Present value of lease liabilities	$101	$1	$102
________________________

(A)
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of June 30, 2019.

(B)
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of June 30, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents the weighted-average remaining lease term and discount rates as of June 30, 2019.

Weighted-average remaining lease term (years)
Operating leases	6.6
Finance leases	8.4
Weighted-average discount rate
Operating leases	3.63%
Finance leases	2.72%

The following table presents supplemental information on our operating leases for the three months ended June 30, 2019 (in millions). Operating and financing cash flows from finance leases were less than $1 million for the three months ended June 30, 2019. Leased assets obtained in exchange for new operating and financing lease liabilities were less than $1 million for the three months ended June 30, 2019, individually and in the aggregate.

Supplemental information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10

Disclosure related to periods prior to adoption of the new lease standard

The following table sets forth the aggregate minimum lease payments under finance and operating leases (in millions) as of March 31, 2019.

Year Ending March 31,	Operating leases	Finance lease obligations
2020	$29	$—
2021	22	—
2022	16	—
2023	12	—
2024	10	—
Thereafter	17	1
Total minimum lease payments	$106	$1
Less: interest portion on finance leases		—
Principal obligation on finance leases		$1

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

Logan Aluminum Inc. (Logan) is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Tri-Arrows, to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses and the right to receive benefits that could potentially be significant.

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

	June 30, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$1	$1
Accounts receivable	39	40
Inventories	76	72
Prepaid expenses and other current assets	2	1
Total current assets	$118	$114
Property, plant and equipment, net	25	29
Goodwill	12	12
Deferred income taxes	65	64
Other long-term assets	30	27
Total assets	$250	$246
Liabilities
Current liabilities
Accounts payable	$45	$43
Accrued expenses and other current liabilities	16	21
Total current liabilities	$61	$64
Accrued postretirement benefits	250	245
Other long-term liabilities	1	1
Total liabilities	$312	$310

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

6.    INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates. See Note 17 — Segment, Major Customer and Major Supplier Information for the respective carrying values by segment as reported in our condensed consolidated balance sheets (in millions).

Alunorf

Aluminium Norf GmbH (Alunorf) is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expense.

UAL

Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment and Novelis is not considered the primary beneficiary. UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2019, Novelis and Kobe both hold 50% interests in UAL.

AluInfra

AluInfra Services (AluInfra) is a joint venture investment between Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, and Constellium N.V. (Constellium). Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the facility.

The following table summarizes the results of operations of our equity method affiliates in the aggregate, and the nature and amounts of significant transactions we have with our non-consolidated affiliates (in millions). The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
	2019	2018
Net sales	$300	$318
Costs and expenses related to net sales	292	315
Provision (benefit) for taxes on income	2	1
Net income	$6	$2
Purchases of tolling services from Alunorf (Novelis' share)	$64	$64

The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	June 30, 2019	March 31, 2019
Accounts receivable-related parties	$172	$164
Accounts payable-related parties	$192	$175

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2019 and 2018, we recorded “Net sales” of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2019 and March 31, 2019, there were $1 million and less than $1 million of "Accounts receivable, net - related parties" outstanding related to transactions with Hindalco, respectively. During the three months ended June 30, 2019 and 2018, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

7.    DEBT
Debt consisted of the following (in millions).

	June 30, 2019				March 31, 2019
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	2.93%	$53	$—	$53	$39	$—	$39
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	4.18%	1,755	(30)	1,725	1,760	(33)	1,727
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(18)	1,482	1,500	(19)	1,481
6.25% Senior Notes, due August 2024	6.25%	1,150	(13)	1,137	1,150	(14)	1,136
Novelis Korea Limited
Bank loans, due through September 2020 (KRW 850 million)	1.75%	1	—	1	1	—	1
Other
Finance lease obligations and other debt, due through December 2026	6.42%	1	—	1	2	—	2
Total debt		$4,460	$(61)	$4,399	$4,452	$(66)	$4,386
Less: Short-term borrowings		(53)	—	(53)	(39)	—	(39)
Less: Current portion of long-term debt		(19)	—	(19)	(19)	—	(19)
Long-term debt, net of current portion		$4,388	$(61)	$4,327	$4,394	$(66)	$4,328
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2019, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2019 (for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2019	Amount
Short-term borrowings and current portion of long-term debt due within one year	$72
2 years	18
3 years	1,719
4 years	—
5 years	—
Thereafter	2,651
Total	$4,460

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Short Term Credit Facility

Our credit agreement (the “Short Term Credit Agreement”) governs the commitments of certain financial institutions to provide, subject to customary closing conditions (including the concurrent closing of our previously announced proposed acquisition of Aleris Corporation (Aleris) and the amendment of our ABL Revolver described below) to, among other things, provide up to $1.5 billion of short term loans for purposes of funding a portion of the consideration payable in connection with the proposed acquisition of Aleris or repaying certain indebtedness of Aleris and its subsidiaries.  The short term loans, once borrowed, will be unsecured, will mature one year from the borrowing date of the loans, will not be subject to any amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility described below) plus 0.95%.  The short term loans will be guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver.

             Senior Notes
As of June 30, 2019, we were in compliance with the covenants for our Senior Notes.
Term Loan Facility

As of June 30, 2019, the Term Loan Facility (excluding the incremental term loans) consisted of a $1.8 billion five-year secured term loan with $18 million due within one year. As of June 30, 2019, we were in compliance with the covenants of our Term Loan Facility.

ABL Revolver
In April 2019, we entered into an amendment (the "Amendment") to our existing ABL Revolver facility. The commitments under the pre-existing $1 billion facility will increase by $500 million upon the earlier of the closing of our proposed acquisition of Aleris and October 15, 2019. Aleris and certain of its subsidiaries will become borrowers under the ABL Revolver Facility upon closing of the pending acquisition, and the Amendment includes additional changes to facilitate the proposed acquisition of Aleris (including permitting the borrowing of the Short Term Credit Agreement) and the inclusion of Aleris’s assets in the borrowing base following the acquisition, if consummated. The Amendment also includes additional changes to increase our operating flexibility.
The facility is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $750 million (in addition to the $1.5 billion facility above), subject to lenders providing commitments for the increase. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $90 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. After the commitments under the facility increase to $1.5 billion, a specified minimum fixed charge coverage ratio of 1.25 to 1 will be required if excess availability is less than the greater of (1) $115 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The ABL Revolver matures on April 15, 2024; provided that, (1) in the event that the Short Term Credit Agreement is outstanding (and not refinanced with a maturity date later than October 15, 2024) 60 days prior to its maturity then the ABL Revolver will mature 60 days prior to the maturity date of the Short Term Credit Agreement (provided further that if we have commenced a refinancing of the Short Term Credit Agreement that is continuing on and after the date that is 60 days prior to the maturity date of the Short Term Credit Agreement and that is scheduled to be and is capable of being completed prior to the date that is 45 days prior to the maturity date of the Short Term Credit Agreement, then the ABL Revolver will mature 45 days prior to the maturity date of the Short Term Credit Agreement); and (2) in the event that the Term Loan Facility or certain other indebtedness is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than October 15, 2024, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability (after giving effect to an availability reserve in the amount of such indebtedness) under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1.00 is met.
As of June 30, 2019, the ABL Revolver facility consisted of a $1 billion asset based loan. As of June 30, 2019, there were $23 million in borrowings. $8 million was utilized for letters of credit, and we had $761 million in remaining availability and were in compliance with the covenants of our ABL Revolver.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Other Short-Term Borrowings
As of June 30, 2019, our short-term borrowings totaled $53 million consisting of $23 million in balances under the ABL Revolver, $29 million in China loans (CNY 198 million) and $1 million in other short-term borrowings. We had $104 million in availability under our Novelis Korea revolving facilities and $5 million in availability under our Novelis China revolving facilities.
Refer to our Form 10-K for the year-ended March 31, 2019 for details on the issuances and respective covenants of our senior notes, short term credit facility, and senior secured credit facilities, which includes the Term Loan Facility and ABL Revolver facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

8.    SHARE-BASED COMPENSATION
During the three months ended June 30, 2019, we granted 2,681,386 Hindalco phantom restricted stock units (RSUs) and 3,046,684 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense related to all plans for the respective periods was $4 million and $7 million for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the outstanding liability related to share-based compensation was $15 million.
The cash payments made to settle all SAR liabilities were $2 million and $3 million in the three months ended June 30, 2019 and 2018, respectively. Total cash payments made to settle RSUs were $9 million and $14 million in the three months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $5 million, which is expected to be recognized over a weighted average period of 1.6 years. Unrecognized compensation expense related to the RSUs was $10 million, which will be recognized over the remaining weighted average vesting period of 1.7 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the year ended March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

9.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Service cost	$10	$10	$3	$2
Interest cost	15	15	2	2
Expected return on assets	(18)	(16)	—	—
Amortization — losses, net	8	8	—	1
Net periodic benefit cost (A)	$15	$17	$5	$5
_________________________
(A) Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" and all other cost components are recorded within "Other (income) expenses, net".

The average expected long-term rate of return on plan assets is 5.5% in fiscal 2020.
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

	Three Months Ended June 30,
	2019	2018
Funded pension plans	$5	$2
Unfunded pension plans	2	3
Savings and defined contribution pension plans	10	9
Total contributions	$17	$14
During the remainder of fiscal 2020, we expect to contribute an additional $46 million to our funded pension plans, $10 million to our unfunded pension plans and $24 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

10.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expenses, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended June 30,
	2019	2018
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(5)	$(6)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	6	6
Currency (gains) losses, net	$1	$—
The following currency gains (losses) are included in “Accumulated other comprehensive income (loss)," net of tax and “Noncontrolling interest” in the accompanying condensed consolidated balance sheets (in millions).

	Three Months Ended June 30, 2019	Year Ended March 31, 2019

Cumulative currency translation adjustment — beginning of period	$(236)	$(65)
Effect of changes in exchange rates	5	(171)
Cumulative currency translation adjustment — end of period	$(231)	$(236)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

11.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of June 30, 2019 and March 31, 2019 (in millions).

	June 30, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$21	$—	$(5)	$(1)	$15
Currency exchange contracts	7	1	(12)	—	(4)
Energy contracts	—	—	(4)	(4)	(8)
Total derivatives designated as hedging instruments	$28	$1	$(21)	$(5)	$3
Derivatives not designated as hedging instruments:
Metal contracts	46	—	(40)	—	6
Currency exchange contracts	20	—	(15)	(1)	4
Total derivatives not designated as hedging instruments	$66	$—	$(55)	$(1)	$10
Total derivative fair value	$94	$1	$(76)	$(6)	$13

	March 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$6	$—	$(10)	$—	$(4)
Currency exchange contracts	4	—	(15)	(1)	(12)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	$10	$—	$(26)	$(5)	$(21)
Derivatives not designated as hedging instruments:
Metal contracts	38	1	(34)	(1)	4
Currency exchange contracts	22	1	(27)	(1)	(5)
Total derivatives not designated as hedging instruments	$60	$2	$(61)	$(2)	$(1)
Total derivative fair value	$70	$2	$(87)	$(7)	$(22)

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2019 and March 31, 2019.

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
In addition to aluminum, we entered into LME copper and LMP forward contracts. As of June 30, 2019 and March 31, 2019, the fair value of these contracts was an asset of less than $1 million. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

	June 30, 2019	March 31, 2019
Hedge type
Purchase (sale)
Cash flow purchases	44	—
Cash flow sales	(373)	(353)
Not designated	(33)	15
Total, net	(362)	(338)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $750 million and $703 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2019 and March 31, 2019, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of June 30, 2019 and March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

As of June 30, 2019 and March 31, 2019, we had outstanding foreign currency exchange contracts with a total notional amount of $708 million and $737 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal 2020 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of June 30, 2019 and March 31, 2019, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $3 million. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 14 million MMBTUs designated as cash flow hedges as of June 30, 2019, and the fair value was a liability of $4 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2019 and the fair value was a liability of $2 million. As of June 30, 2019 and March 31, 2019, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of June 30, 2019 and March 31, 2019 was a liability of less than $1 million. The average duration of undesignated contracts is less than three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 6 million gallons designated as cash flow hedges as of June 30, 2019, and the fair value was a liability of less than $1 million. There was a notional of 8 million gallons designated as cash flow hedges as of March 31, 2019, and the fair value was a liability of less than $1 million.
Interest Rate
As of June 30, 2019 and March 31, 2019, we had no outstanding interest rate swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in “Other (income) expenses, net” (in millions). Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30,
	2019	2018
Derivative instruments not designated as hedges
Metal contracts	$(2)	$(16)
Currency exchange contracts	(6)	(10)
Energy contracts (A)	1	2
Gain (loss) recognized in "Other (income) expenses, net"	$(7)	$(24)
Derivative instruments designated as hedges
Gain (loss) recognized in "Other (income) expenses, net" (B)	—	—
Total gain (loss) recognized in "Other (income) expenses, net"	$(7)	$(24)
Balance sheet remeasurement currency exchange contract losses	$(6)	$(6)
Realized gains (losses), net	(7)	(14)
Unrealized gains (losses) on other derivative instruments, net	6	(4)
Total gain (loss) recognized in "Other (income) expenses, net"	$(7)	$(24)
 _________________________

(A)	Includes amounts related to diesel and natural gas swaps not designated as hedges.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship on designated foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). For the three months ended June 30, 2019 and June 30, 2018, the amount of gain (loss) recognized in "Other (Income) Expenses, net" from the portion excluded from the assessment of effectiveness was less than $1 million. Within the next twelve months, we expect to reclassify $18 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,
	2019	2018
Cash flow hedging derivatives
Metal contracts	$48	$(65)
Currency exchange contracts	1	(35)
Energy contracts	(4)	—
Total	$45	$(100)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2019	2018
Energy contracts (A)	$(1)	$(1)	Cost of goods sold (B)
Metal contracts	30	(27)	Net sales
Currency exchange contracts	(1)	(2)	Cost of goods sold (B)
Currency exchange contracts	(3)	(1)	Net sales
Total	$25	$(31)	Income (loss) before taxes
	(6)	6	Income tax (provision) benefit
	$19	$(25)	Net gain (loss)
_________________________

(A)	Includes amounts related to electricity, natural gas, and diesel swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive income (loss)" into earnings and the amount excluded from the assessment of effectiveness for the three months ended June 30, 2019 and June 30, 2018 (in millions).

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$30	$—	$—	$—	$—	$(27)	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(1)	$—	$—	$—	$(1)	$(2)	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the change in the components of Accumulated other comprehensive income (loss), net of tax and excluding "Noncontrolling interest", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive (loss) income before reclassifications	5	33	(2)	36
Amounts reclassified from AOCI, net	—	(19)	6	(13)
Net current-period other comprehensive (loss) income	5	14	4	23
Balance as of June 30, 2019	$(231)	$(8)	$(244)	$(483)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive income (loss) before reclassifications	(117)	(74)	6	(185)
Amounts reclassified from AOCI, net	—	25	7	32
Net current-period other comprehensive income (loss)	(117)	(49)	13	(153)
Balance as of June 30, 2018	$(182)	$(21)	$(227)	$(430)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 11 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 9 — Postretirement Benefit Plans.

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
Level 1 - Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities we have the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3 - Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as what market participants would use in pricing the asset or liability.
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
For the electricity swap, the average forward price at June 30, 2019, estimated using the method described above, was $42 per megawatt hour, which represented an approximately $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $29 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2019 and March 31, 2019, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2019 and March 31, 2019 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2019		March 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$67	$(46)	$45	$(45)
Currency exchange contracts	28	(28)	27	(44)
Energy contracts	—	(5)	—	(2)
Total level 2 instruments	$95	$(79)	$72	$(91)
Level 3 instruments:
Energy contracts	—	(3)	—	(3)
Total level 3 instruments	$—	$(3)	$—	$(3)
Total gross	$95	$(82)	$72	$(94)
Netting adjustment (A)	$(39)	$39	$(36)	$36
Total net	$56	$(43)	$36	$(58)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other expense (income), net" for the three months ended June 30, 2019 related to Level 3 financial instrument.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2019	$(3)
Unrealized/realized gain (loss) included in earnings (B)	1
Unrealized/realized gain (loss) included in AOCI (C)	(1)
Settlements (B)	—
Balance as of June 30, 2019	$(3)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expenses, net.”

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."
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

	June 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,346	$4,512	$4,347	$4,472

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

14.    OTHER (INCOME) EXPENSES, NET
“Other (income) expenses, net” is comprised of the following (in millions).

	Three Months Ended June 30,
	2019	2018
Currency (gains) losses, net (A)	$1	$—
Unrealized (gains) losses on change in fair value of derivative instruments, net (B)	(6)	4
Realized (gains) losses on change in fair value of derivative instruments, net (B)	7	14
(Gain) loss on sale of assets, net	(1)	3
Interest income	(3)	(3)
Non-operating net periodic benefit cost	7	8
Other (income) expense, net	(1)	3
Other (income) expenses, net	$4	$29
 _________________________

(A)	See Note 10 — Currency (Gains) Losses for further details.

(B)	See Note 11 — Financial Instruments and Commodity Contracts for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

15.    INCOME TAXES
A reconciliation of the Canadian statutory tax rate to our effective tax rate was as follows (in millions, except percentages).

	Three Months Ended June 30,
	2019	2018
Pre-tax income before equity in net loss of non-consolidated affiliates and noncontrolling interest	$190	$189
Canadian statutory tax rate	25%	25%
Provision at the Canadian statutory rate	$48	$47
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	2	2
Exchange remeasurement of deferred income taxes	1	(8)
Change in valuation allowances	5	4
Tax credits	(4)	(5)
Tax rate differences on foreign earnings	9	8
State and local expense, net	1	2
Uncertain tax positions	1	2
Other - net	—	1
Income tax provision	$63	$53
Effective tax rate	33%	28%
Our effective tax rate differs from the Canadian statutory rate primarily due to (1) differences between the Canadian statutory and foreign statutory tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings; and (2) changes in valuation allowances.
As of June 30, 2019, we had a net deferred tax liability of $117 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $744 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2018. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount up to approximately $1 million.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2019 and March 31, 2019 were approximately $10 million and $9 million, respectively. Of the total $10 million, $7 million was associated with restructuring actions and the remaining $3 million is associated with undiscounted environmental clean-up costs. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities", respectively, in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. The short-term and long-term settlement liabilities are included in "Accrued expenses and other current liabilities" and "Other long-term liabilities," respectively, in our accompanying condensed consolidated balance sheets. Total settlement liabilities were $42 million and $44 million for the periods ended June 30, 2019 and March 31, 2019, respectively.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $25 million and $23 million for the periods ended June 30, 2019 and March 31, 2019, respectively. The related liabilities are included in "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable.
For additional information, please refer to our Form 10-K for the year ended March 31, 2019.

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
Asia. Headquartered in Seoul, South Korea, this segment operates three plants, including two facilities with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants, including a facility with recycling operations, in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies shown in our Form 10-K for the year ended March 31, 2019.
We measure the profitability and financial performance of our operating segments based on “Segment income.” “Segment income” provides a measure of our underlying segment results that is in line with our approach to risk management. We define “Segment income” as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interest's share; (h) adjustments to reconcile our proportional share of “Segment income” from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; and (q) business acquisition and other integration related costs.

Effective in the second quarter of fiscal 2019, management removed the impact of business acquisition and other integration related costs from Segment income in order to enhance the visibility of the underlying operating performance of the Company. The impact of "Business acquisition and other integration related costs", which are primarily legal and professional fees incurred in the periods presented above associated with our pending acquisition of Aleris, is now reported as a separate line item in the reconciliation and on our consolidated statement of operations. This change does not have a material impact on our consolidated financial statements.
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales - third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 5 — Consolidation and Note 6 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Selected Segment Financial Information

June 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$487	$309	$—	$—	$796
Total assets	$2,966	$3,035	$1,798	$1,683	$260	$9,742

March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$478	$314	$—	$—	$792
Total assets	$2,918	$2,872	$1,717	$1,831	$225	$9,563

Selected Operating Results Three Months Ended June 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,116	$752	$512	$467	$78	$2,925
Net sales-intersegment	—	46	2	12	(60)	—
Net sales	$1,116	$798	$514	$479	$18	$2,925

Depreciation and amortization	$38	$29	$16	$16	$(11)	$88
Income tax provision	$17	$3	$8	$27	$8	$63
Capital expenditures	$92	$10	$38	$19	$3	$162

Selected Operating Results Three Months Ended June 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,121	$853	$542	$518	$63	$3,097
Net sales-intersegment	—	15	8	10	(33)	—
Net sales	$1,121	$868	$550	$528	$30	$3,097

Depreciation and amortization	$37	$27	$17	$17	$(12)	$86
Income tax provision	$14	$4	$6	$24	$5	$53
Capital expenditures	$22	$16	$2	$10	$4	$54

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

The table below displays the reconciliation from “Net income attributable to our common shareholder” to Segment income from reportable segments (in millions).

	Three Months Ended June 30,
	2019	2018
Net income attributable to our common shareholder	$127	$137
Noncontrolling interest	—	—
Income tax provision	63	53
Depreciation and amortization	88	86
Interest expense and amortization of debt issuance costs	65	66
Adjustment to reconcile proportional consolidation	15	16
Unrealized (gains) losses on change in fair value of derivative instruments, net	(6)	4
Realized (gains) losses on derivative instruments not included in segment income	2	—
Restructuring and impairment, net	1	1
(Gain) loss on sale of fixed assets	(1)	3
Metal price lag	2	(33)
Business acquisition and other integration related costs	17	2
Other, net	(1)	(1)
Total of reportable segments	$372	$334

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

“Realized (gains) losses on derivative instruments not included in segment income” represents foreign currency derivatives not related to operations.

"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.

The table below displays "Segment income" from reportable segments by region (in millions).

	Three Months Ended June 30,
	2019	2018
North America	$170	$119
Europe	53	63
Asia	53	55
South America	96	97
Total of reportable segments	$372	$334

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - (Continued)

Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our Net sales by value stream (in millions).

	Three Months Ended June 30,
	2019	2018
Can	$1,587	$1,689
Automotive	709	726
Specialty (and other)	629	682
Net sales	$2,925	$3,097

Major Customers
The following table displays net sales to customers representing 10% or more of our total “Net sales.”

	Three Months Ended June 30,
	2019	2018
Ball	22%	24%
Ford	11%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2019	2018
Purchases from RT as a percentage of total combined metal purchases	11%	10%

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
OVERVIEW AND REFERENCES

Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2019, we had manufacturing operations in nine countries on four continents, which include 23 operating plants, and recycling operations in twelve of these plants.
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
References to our Form 10-K made throughout this document refer to our Form 10-K for the year ended March 31, 2019, filed with the United States Securities and Exchange Commission (SEC) on May 8, 2019.
HIGHLIGHTS
Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018
We reported "Net income attributable to our common shareholder" of $127 million, compared to $137 million in the prior comparable period. The decrease is primarily attributable to current period metal price lag expenses of $2 million compared to the prior period metal price lag benefit of $33 million. We reported "Segment income" of $372 million, an increase compared to $334 million in the prior comparable period. The increase in "Segment income" is primarily attributable to a 4% increase in flat rolled product shipments as well as favorable price and product mix partially offset by less favorable recycling benefits due to lower aluminum prices. Further, these factors drove net cash provided by operating activities to $57 million from $48 million, an improvement of $9 million over the prior comparable period.
In fiscal 2019, we entered into an agreement to acquire Aleris Corporation (Aleris), a global supplier of rolled aluminum products. The acquisition continues to progress and is expected to close in the third quarter of fiscal 2020 (fourth quarter of calendar year 2019), subject to customary closing conditions and approvals. During the first quarter of fiscal 2020, we amended the ABL Revolver facility primarily to increase the commitments under the facility and to also incorporate Aleris' borrowing base, effective upon the earlier of the closing of the proposed acquisition and October 15, 2019. See Note 7 — Debt and our most recent Form 10-K for additional information in regards to our recent debt transactions. Additionally, expansions in Guthrie, Kentucky, Changzhou, China, and Pindamonhangaba (Pinda), Brazil continue to progress within expectations.
We expect to continue to execute on our strategy to defend our core business, strengthen our product portfolio and invest in growth opportunities while remaining innovators in the market.

BUSINESS AND INDUSTRY CLIMATE

Economic growth, material substitution, and sustainability, including environmental awareness around polyethylene terephthalate (PET) plastics, continue to drive increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. In fiscal 2019, we announced plans to expand rolling, casting and recycling capability in Pinda, Brazil to support this demand.

Meanwhile, the demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia in recent years, and is driving our additional investments in Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. Further, we announced the signing of a definitive agreement to acquire Aleris, which will further diversify our global footprint and product portfolio. The acquisition continues to progress and is expected to close in the third quarter of fiscal 2020 (fourth quarter of calendar year 2019), subject to customary closing conditions and approvals.
Key Sales and Shipment Trends

(in millions, except shipments which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	March 31, 2019	June 30, 2019
Net sales	$3,097	$3,136	$3,009	$3,084	$12,326	$2,925
Percentage increase in net sales versus comparable previous year period	16%	12%	3%	1%	8%	(6)%
Rolled product shipments:
North America	274	295	279	294	1,142	289
Europe	232	229	211	246	918	234
Asia	175	168	182	198	723	184
South America	126	126	142	143	537	139
Eliminations	(10)	(11)	(14)	(11)	(46)	(16)
Total	797	807	800	870	3,274	830

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	—%	8%	4%	8%	5%	5%
Europe	(1)%	(3)%	(5)%	4%	(1)%	1%
Asia	(3)%	(7)%	3%	14%	2%	5%
South America	15%	(4)%	(3)%	5%	3%	10%
Total	2%	1%	1%	8%	3%	4%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended June 30,		Percent
	2019	2018	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,900	$1,997	(5)%
Average cash price during the period	$1,793	$2,259	(21)%
Closing cash price as of end of period	$1,774	$2,183	(19)%
The weighted average local market premium are as follows:

	Three Months Ended June 30,		Percent
	2019	2018	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$243	$307	(21)%

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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates:

			Average Exchange Rate
	Exchange Rate as of		Three Months Ended June 30,
	June 30, 2019	March 31, 2019	2019	2018
U.S. dollar per euro	1.139	1.123	1.125	1.181
Brazilian real per U.S. dollar	3.832	3.897	3.906	3.691
South Korean won per U.S. dollar	1,157	1,138	1,168	1,093
Canadian dollar per U.S. dollar	1.307	1.336	1.335	1.298
Swiss franc per euro	1.111	1.118	1.125	1.168

Exchange rate movements have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens, but are adversely affected as the euro weakens. For our Swiss operations, where operating costs are incurred primarily in the Swiss franc and a large portion of revenues are denominated in the euro, we benefit as the Swiss franc weakens but are adversely affected as the franc strengthens. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the South Korean won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency manufacturing costs, we benefit as the Brazilian real weakens, but are adversely affected as the real strengthens. We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries.

See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
“Net sales” were $2,925 million, a decrease of 6%. The 4% increase in flat rolled product shipments was offset by a 21% decrease in average base aluminum prices.
“Cost of goods sold (exclusive of depreciation and amortization)” was $2,414 million, a decrease of 7%, and was also attributable to decreases in average base aluminum prices. Additionally, total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $160 million over the prior period.
“Income before income taxes” was $190 million in both periods. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	Increased volume and favorable price and product mix;

•	An increase in "Business acquisition and other integration related costs" of $15 million related to a full quarter of costs associated with the progressed and pending Aleris acquisition;

•	An increase in "Research and development expenses" of $4 million related to strategic investments in technology to enhance our product and process designs to better serve our global customers;

•	An increase in "Selling, general and administrative expenses" of $10 million, primarily related to an increase in professional services for various strategic initiatives; and

•	Fluctuations in local market premiums resulted in $2 million of unfavorable metal price lag compared to $33 million of favorable metal price lag in the prior period.

We recognized $63 million of tax expense for the three months ended June 30, 2019, which resulted in an effective tax rate of 33%. This tax rate is primarily due to the results of operations taxed at statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes. We recognized $53 million of tax expense in the prior comparable period, which resulted in an effective tax rate of 28%. This tax rate was primarily due to the results of operations at statutory tax rates and the favorable impact of the weakening Brazilian real.
We reported “Net income attributable to our common shareholder” of $127 million and $137 million for the three months ended June 30, 2019 and 2018, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to "Segment income," see Note 17 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended June 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,116	$798	$514	$479	$18	$2,925
Shipments (in kt):
Rolled products - third party	289	223	183	135	—	830
Rolled products - intersegment	—	11	1	4	(16)	—
Total rolled products	289	234	184	139	(16)	830
Non-rolled products	12	7	1	29	(7)	42
Total shipments	301	241	185	168	(23)	872

Selected Operating Results Three Months Ended June 30, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,121	$868	$550	$528	$30	$3,097
Shipments (in kt):
Rolled products - third party	274	228	173	122	—	797
Rolled products - intersegment	—	4	2	4	(10)	—
Total rolled products	274	232	175	126	(10)	797
Non-rolled products	1	2	2	34	—	39
Total shipments	275	234	177	160	(10)	836

The following table reconciles changes in “Segment income” for the three months ended June 30, 2018 to the three months ended June 30, 2019 (in millions).

Changes in Segment income	North America	Europe (A)	Asia	South America	Eliminations and other (B)	Total
Segment income - Three Months Ended June 30, 2018	$119	$63	$55	$97	$—	$334
Volume	21	2	6	14	(10)	33
Conversion premium and product mix	31	(8)	—	7	2	32
Conversion costs	—	(1)	(2)	(25)	8	(20)
Foreign exchange	—	(2)	(3)	4	—	(1)
Selling, general & administrative and research & development costs (C)	(4)	(5)	(3)	(2)	(1)	(15)
Other changes	3	4	—	1	1	9
Segment income - Three Months Ended June 30, 2019	$170	$53	$53	$96	$—	$372
_________________________

(A)
Effective in the second quarter of fiscal 2019, management reclassified $2 million from Europe's "Selling, general and administrative expenses" to "Business acquisition and other integration related costs" in order to enhance the visibility of the underlying operating performance of the Company.

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

(C)	"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
“Net sales” decreased $5 million, or less than 1%, driven by a decrease in average base aluminum prices, partially offset by higher can and automotive shipments. “Segment income” was $170 million, an increase of 43%, primarily due to increased shipments and favorable price and product mix.
Europe
“Net sales” decreased $70 million, or 8%, primarily driven by a decrease in average base aluminum prices. “Segment income” was $53 million, a decrease of 16%, primarily due unfavorable price and product mix.
Asia
“Net sales” decreased $36 million, or 7%, primarily driven by a decrease in average base aluminum prices, partially offset by higher can shipments. "Segment income” was $53 million, a decrease of 4%, primarily due to less favorable recycling benefits, partially offset by increased volume.
South America
“Net sales” decreased $49 million, or 9%, primarily driven by a decrease in average base aluminum prices partially offset by higher can shipments. “Segment income” was $96 million, a decrease of 1%, primarily due to less favorable recycling benefits primarily offset by increased volume and favorable price and product mix.

Liquidity and Capital Resources
Our primary liquidity sources are cash flows from operations, working capital management, cash and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities.  Most of our recent strategic expansion projects are operating close to full capacity and are generating additional operating cash flow. We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing) and new debt issuances, as necessary. During the first quarter of fiscal 2020, we amended the ABL Revolver facility primarily to increase the commitments under the facility and to also incorporate Aleris' borrowing base, effective upon the earlier of the closing of the proposed acquisition and October 15, 2019.
Non-Guarantor Information

As of June 30, 2019, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) "Net sales", (b) Adjusted EBITDA (segment income), and (c) "Total assets" of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the three months ended June 30, 2019)	21%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2019)	13%
Assets owned by non-guarantor subsidiaries (as of June 30, 2019)	17%

In addition, for the three months ended June 30, 2019 and 2018, the Company’s subsidiaries that are not guarantors had net sales of $697 million and $719 million, respectively, and, as of June 30, 2019, those subsidiaries had assets of $2.2 billion and debt and other liabilities of $1.4 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of June 30, 2019 and March 31, 2019 is as follows (in millions).

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$859	$950
Availability under committed credit facilities (A)	870	897
Total available liquidity	$1,729	$1,847
 _________________________

(A)	Our availability under committed credit facilities does not include the financing for Aleris.
The decrease in total available liquidity is primarily related to cash capital spending related to strategic investments, decreases in availability under committed credit facilities, and negative free cash flow of $94 million. See Note 7 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of June 30, 2019, we held $5 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2019, we held $544 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2019, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of "Free cash flow".
The following table displays the “Free cash flow”, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Three Months Ended June 30,
	2019	2018	Change
Net cash provided by (used in) operating activities	$57	$48	$9
Net cash provided by (used in) investing activities	(149)	(52)	(97)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(2)	—	(2)
Free cash flow	$(94)	$(4)	$(90)
Ending cash and cash equivalents	$859	$853	$6

Operating Activities
The increase in "Net cash provided by operating activities" primarily relates to higher "Segment income". The net change in working capital was primarily driven by higher quantities of inventory.

Investing Activities
"Net cash used in investing activities" was primarily attributable to increased cash capital spending related to strategic investments and previously announced capacity expansions in Guthrie, Kentucky, Changzhou, China, and Pinda, Brazil.
Financing Activities
During the three months ended June 30, 2019, there were no issuances of long-term borrowings. We made principal repayments of $4.5 million on our Term Loan Facility and less than $1 million in finance leases and other repayments. The net cash proceeds from our credit facilities' balance is related to proceeds of $20 million on our ABL Revolver partially offset by $8 million of repayments on our China credit facilities.
During the three months ended June 30, 2018 there were no issuances of long-term borrowings. We made principal repayments of $27 million on Korean long-term debt, $5 million on our Term Loan Facility, and $2 million on finance leases and other obligations. The net cash repayments from our credit facilities balance is related to proceeds of $12 million on our ABL Revolver, partially offset by repayments of $4 million on our China credit facilities.

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
Other Arrangements
Factoring of Trade Receivables
We factor trade receivables based on local cash needs, as well as attempting to balance the timing of cash flows of trade payables and receivables, fund strategic investments, and fund other business needs. Factored invoices are not included in our condensed consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings. However, no such financial or legal interests are currently retained.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2019 and March 31, 2019, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 7 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended March 31, 2019 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as otherwise disclosed in Note 1 — Business and Summary of Significant Accounting Policies related to the adoption of new accounting standards (including ASC 842 - Leases), there were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the year ended March 31, 2019.
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

Total “Segment income” is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 17 — Segment, Major Customer and Major Supplier Information for our definition of "Segment income".

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectation that we will be able to make strategic investments in capacity and R&D. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks relating to, and our ability to consummate, pending and future acquisitions, investments or divestitures, including the proposed acquisition of Aleris Corporation; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our Form 10-K for the year-ended March 31, 2019 and see the following sections of the report: "Part I. Item 1A. Risk Factors", "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 7. Critical Accounting Policies and Estimates."

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
Commodity Price Risks
Metal
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2019, given a 10% change in prices (in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(65)
Copper	(10)%	$(1)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2019, given a 10% decline in spot prices for energy contracts (in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(3)
Natural Gas	(10)%	$(3)
Diesel Fuel	(10)%	$(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of June 30, 2019, given a 10% change in rates (in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(32)
Euro	10%	$(15)
South Korean won	(10)%	$(44)
Canadian dollar	(10)%	$(3)
British pound	(10)%	$(16)
Swiss franc	(10)%	$(25)
Chinese yuan	10%	$(7)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, we implemented a new system and modified our internal controls to facilitate the adoption of ASC 842 “Leases”.  The adoption of this standard did not have a material impact to the condensed consolidated statement of operations or the condensed consolidated statement of cash flows. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 16 — Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Form 10-K for the year ended March 31, 2019. There have been no material changes from the risk factors described in our Form 10-K for the year ended March 31, 2019.

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

10.1
Amendment No. 2 to Second Amended and Restated Credit Agreement and Amendment to U.S. Security Agreement dated as of April 15, 2019 among Novelis Inc., Novelis Corporation, the other Borrowers party thereto, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, Wells Fargo Bank, N.A., the Issuing Banks Party thereto, the Co-Syndication Agents and the Joint Lead Arrangers and Joint Bookmanagers (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-32312))

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
Date: August 6, 2019