Form 10-Q
period 2019-09-30
Novelis Inc.
filed 2019-11-06
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
As of November 5, 2019, the Registrant had 1,000 shares of common stock, no par value, outstanding. All of the Registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the Registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$2,851	$3,136	$5,776	$6,233
Cost of goods sold (exclusive of depreciation and amortization)	2,348	2,657	4,762	5,248
Selling, general and administrative expenses	122	127	249	244
Depreciation and amortization	88	86	176	172
Interest expense and amortization of debt issuance costs	61	68	126	134
Research and development expenses	18	17	37	32
Restructuring and impairment, net	32	—	33	1
Equity in net (income) loss of non-consolidated affiliates	—	(1)	—	(1)
Other (income) expenses, net	2	(6)	6	23
Business acquisition and other integration related costs	12	8	29	10
	$2,683	$2,956	$5,418	$5,863
Income before income taxes	168	180	358	370
Income tax provision	45	64	108	117
Net income	$123	$116	$250	$253
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to our common shareholder	$123	$116	$250	$253
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$123	$116	$250	$253
Other comprehensive income (loss):
Currency translation adjustment	(86)	(1)	(81)	(118)
Net change in fair value of effective portion of cash flow hedges	(36)	11	(16)	(57)
Net change in pension and other benefits	18	10	26	28
Other comprehensive income (loss) before income tax effect	$(104)	$20	$(71)	$(147)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(5)	5	3	(9)
Other comprehensive income (loss), net of tax	(99)	15	(74)	(138)
Comprehensive income	$24	$131	$176	$115
Less: Comprehensive income attributable to noncontrolling interest, net of tax	1	1	3	1
Comprehensive income attributable to our common shareholder	$23	$130	$173	$114
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	September 30, 2019	March 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$935	$950
Accounts receivable, net
— third parties (net of allowance for uncollectible accounts of $7 as of September 30, 2019 and March 31, 2019, respectively)	1,329	1,417
— related parties	159	164
Inventories	1,454	1,460
Prepaid expenses and other current assets	122	121
Fair value of derivative instruments	101	70
Assets held for sale	5	3
Total current assets	$4,105	$4,185
Property, plant and equipment, net	3,435	3,385
Goodwill	607	607
Intangible assets, net	323	351
Investment in and advances to non–consolidated affiliates	768	792
Deferred income tax assets	136	142
Other long–term assets	203	101
Total assets	$9,577	$9,563
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$19	$19
Short–term borrowings	14	39
Accounts payable
— third parties	1,827	1,986
— related parties	202	175
Fair value of derivative instruments	102	87
Accrued expenses and other current liabilities	532	616
Total current liabilities	$2,696	$2,922
Long–term debt, net of current portion	4,338	4,328
Deferred income tax liabilities	248	223
Accrued postretirement benefits	811	844
Other long–term liabilities	242	180
Total liabilities	$8,335	$8,497
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2019 and March 31, 2019	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	453	203
Accumulated other comprehensive income (loss)	(583)	(506)
Total equity of our common shareholder	$1,274	$1,101
Noncontrolling interest	(32)	(35)
Total equity	$1,242	$1,066
Total liabilities and equity	$9,577	$9,563

See Note 6 — Consolidation for information about our consolidated variable interest entity (VIE).

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$250	$253
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	176	172
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(21)	(8)
(Gain) loss on sale of assets	(2)	2
Impairment charges	11	—
Deferred income taxes, net	32	21
Equity in net (gain) loss of non-consolidated affiliates	—	(1)
Amortization of debt issuance costs and carrying value adjustments	9	9
Changes in operating assets and liabilities:
Accounts receivable	51	(70)
Inventories	(22)	(237)
Accounts payable	(57)	141
Other current assets	(4)	(49)
Other current liabilities	(94)	(20)
Other noncurrent assets	2	(10)
Other noncurrent liabilities	(34)	7
Net cash provided by (used in) operating activities	$297	$210
INVESTING ACTIVITIES
Capital expenditures	(300)	(114)
Acquisition of assets under a capital lease	—	(239)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	2
Proceeds from investment in and advances to non-consolidated affiliates, net	11	6
Proceeds (outflows) from the settlement of derivative instruments, net	3	(5)
Other	7	7
Net cash provided by (used in) investing activities	$(276)	$(343)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	12	—
Principal payments of long-term and short-term borrowings	(11)	(40)
Revolving credit facilities and other, net	(23)	103
Debt issuance costs	(2)	(2)
Net cash provided by (used in) financing activities	$(24)	$61
Net increase (decrease) in cash, cash equivalents and restricted cash	(3)	(72)
Effect of exchange rate changes on cash	(11)	(19)
Cash, cash equivalents and restricted cash — beginning of period	960	932
Cash, cash equivalents and restricted cash — end of period	$946	$841

Cash and cash equivalents	$935	$829
Restricted cash (Included in "Other long-term assets")	11	12
Cash, cash equivalents and restricted cash — end of period	$946	$841
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of Accounting Standards Updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	$—	$1,404	$(231)	$(277)	$(37)	$859
Net income attributable to our common shareholder	—	—	—	253	—	—	253
Currency translation adjustment included in AOCI	—	—	—	—	(118)	—	(118)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $17 million included in AOCI	—	—	—	—	(40)	—	(40)
Change in pension and other benefits, net of tax provision of $8 million included in AOCI	—	—	—	—	19	1	20
Balance as of September 30, 2018	1,000	$—	$1,404	$22	$(416)	$(36)	$974

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$203	$(506)	$(35)	$1,066
Net income attributable to our common shareholder	—	—	—	250	—	—	250
Currency translation adjustment included in AOCI	—	—	—	—	(81)	—	(81)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $5 million included in AOCI	—	—	—	—	(11)	—	(11)
Change in pension and other benefits, net of tax provision of $8 million included in AOCI	—	—	—	—	15	3	18
Balance as of September 30, 2019	1,000	$—	$1,404	$453	$(583)	$(32)	$1,242

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2018	1,000	$—	$1,404	$(94)	$(430)	$(37)	$843
Net income attributable to our common shareholder	—	—	—	116	—	—	116
Currency translation adjustment included in AOCI	—	—	—	—	(1)	—	(1)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 million included in AOCI	—	—	—	—	9	—	9
Change in pension and other benefits, net of tax provision of $3 million included in AOCI	—	—	—	—	6	1	7
Balance as of September 30, 2018	1,000	$—	$1,404	$22	$(416)	$(36)	$974

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2019	1,000	$—	$1,404	$330	$(483)	$(33)	$1,218
Net income attributable to our common shareholder	—	—	—	123	—	—	123
Currency translation adjustment included in AOCI	—	—	—	—	(86)	—	(86)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $11 million included in AOCI	—	—	—	—	(25)	—	(25)
Change in pension and other benefits, net of tax provision of $6 million included in AOCI	—	—	—	—	11	1	12
Balance as of September 30, 2019	1,000	$—	$1,404	$453	$(583)	$(32)	$1,242

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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of September 30, 2019, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 23 operating facilities, including recycling operations in twelve of these plants.
The March 31, 2019 condensed consolidated balance sheet data was derived from the March 31, 2019 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Form 10-K for the year-ended March 31, 2019 filed with the United States Securities and Exchange Commission (SEC) on May 8, 2019. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Restricted Cash Policy
Restricted cash is comprised of cash deposits for employee benefits and is disclosed on the condensed consolidated statement of cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Recently Adopted Accounting Standards

Standard	Adoption	Description	Disclosure Impact
ASU 2019-07, Codification Updates to SEC Sections (Issued July 2019)	July 1, 2019	The standard provides various codification updates and improvements to address comments received.
The adoption of this standard did not have an impact on the condensed consolidated financial statements. Our condensed consolidated statement of shareholder's equity now discloses current and prior period quarter-to-date activity as required by the ASU.

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

We recognized right-of-use assets and lease liabilities on our consolidated balance sheets with no impact to the opening balance of retained earnings. The adoption of this standard did not have a material effect on the condensed consolidated statement of operations or the condensed consolidated statement of cash flows. See Note 5 — Leases for further details on the adoption of this standard.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Recently Issued Accounting Standards (Not yet adopted)

Standard	Adoption	Description	Disclosure Impact
ASU 2019-04, Codification Improvements: Topic 326: Financial Instruments - Credit Losses, Topic 815: Derivatives and Hedging, and Topic 825: Financial Instruments	Various	The standard provides various codification updates and improvements to address comments received.	The Company is currently evaluating the impact of this standard.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020
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
The Company is currently evaluating the impact of this standard.

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
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia and Europe. See Note 18 — Segment, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

3.    RESTRUCTURING AND IMPAIRMENT, NET
"Restructuring and impairment, net" includes restructuring costs, impairments, and other related expenses. "Restructuring and impairment, net" for the three and six months ended September 30, 2019 totaled $32 million and $33 million, respectively, and is primarily related to portfolio optimization efforts resulting in the upcoming closure of certain non-core operations in Europe. Of the $32 million recognized during the three months ended September 30, 2019, $21 million is related to employee severance and $11 million is related primarily to the impairment of property, plant, and equipment. We do not anticipate significant changes in relation to this restructuring plan between now and March 2020, the expected date that operations plan to cease, that will have a material impact on future results of operations, liquidity, and capital resources.
"Restructuring and impairment, net" for the three months ended September 30, 2018 totaled less than $1 million. "Restructuring and impairment, net" for the six months ended September 30, 2018 totaled $1 million.
As of September 30, 2019, the restructuring liability totaled $36 million with $27 million included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" on our accompanying condensed consolidated balance sheet. As of September 30, 2019, the restructuring liability totaled $24 million for the Europe segment, $11 million for South America segment, and $1 million for the North America segment.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2019	$17
Fiscal 2020 Activity:
Expenses	22	11	$33	—	$33
Cash payments	(2)
Foreign currency	(1)
Balance as of September 30, 2019	$36
____________________

(A)	Other restructuring charges include restructuring related impairments and period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to restructuring activities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

4.    INVENTORIES
"Inventories" consist of the following (in millions).

	September 30, 2019	March 31, 2019
Finished goods	$379	$354
Work in process	654	684
Raw materials	249	254
Supplies	172	168
Inventories	$1,454	$1,460

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

5.    LEASES

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

•
Variable payments: Novelis includes payments that are based on an index or rate within the calculation of right of use leased assets and lease liabilities, initially measured at the lease commencement date. Other variable lease payments include, but are not limited to, maintenance, service, and supply costs. These costs are disclosed as a component of total lease costs.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

The table below presents the classification of leasing assets and liabilities.

Leases	Balance Sheet Classification	September 30, 2019
Assets
Operating lease right-of-use assets	Other long-term assets	$100
Finance lease assets (A)	Property, plant and equipment, net	2
Total lease assets		$102

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$24
Finance lease liabilities	Current portion of long-term debt	—
Long term
Operating lease liabilities	Other long-term liabilities	76
Finance lease liabilities	Long-term debt, net of current portion	1
Total lease liabilities		$101
________________________

(A)	Finance lease assets are recorded net of accumulated depreciation of $6 million as of September 30, 2019.

The table below presents the classification of lease related expenses or income as reported on the condensed consolidated statements of operations. Amortization of and interest on liabilities related to finance leases were less than $1 million during the three and six months ended September 30, 2019. Sublease income was less than $1 million during the three and six months ended September 30, 2019.

Expense Type	Income Statement Classification	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease costs (A)	Selling, general and administrative expenses	$13	$24
________________________

(A)	Operating lease costs include short-term leases and variable lease costs.

Future minimum lease payments as of September 30, 2019, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Period Ending September 30,	Operating leases (A)	Finance leases (B)	Total
2020	$17	$—	$17
2021	26	—	26
2022	19	—	19
2023	14	—	14
2024	13	—	13
Thereafter	27	1	28
Total minimum lease payments	$116	$1	$117
Less: interest	16	—	16
Present value of lease liabilities	$100	$1	$101
________________________

(A)
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of September 30, 2019.

(B)
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of September 30, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

The following table presents the weighted-average remaining lease term and discount rates.

Weighted-average remaining lease term (years)	As of September 30, 2019
Operating leases	6.5
Finance leases	6.7
Weighted-average discount rate
Operating leases	3.73%
Finance leases	3.11%

The following table presents supplemental information on our operating leases for the six months ended September 30, 2019 (in millions). Operating and financing cash flows from finance leases were less than $1 million for the six months ended September 30, 2019. Leased assets obtained in exchange for new operating and financing lease liabilities were $14 million for the six months ended September 30, 2019, individually and in the aggregate.

Supplemental information	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$27

Disclosure related to periods prior to adoption of the new lease standard

The following table sets forth the aggregate minimum lease payments under finance and operating leases (in millions).

Year Ending March 31,	Operating leases	Finance lease obligations
2020	$29	$—
2021	22	—
2022	16	—
2023	12	—
2024	10	—
Thereafter	17	1
Total minimum lease payments	$106	$1
Less: interest portion on finance leases		—
Principal obligation on finance leases		$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

6.    CONSOLIDATION

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

	September 30, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$5	$1
Accounts receivable	14	40
Inventories	82	72
Prepaid expenses and other current assets	1	1
Total current assets	$102	$114
Property, plant and equipment, net	24	29
Goodwill	12	12
Deferred income taxes	64	64
Other long-term assets	35	27
Total assets	$237	$246
Liabilities
Current liabilities
Accounts payable	$39	$43
Accrued expenses and other current liabilities	21	21
Total current liabilities	$60	$64
Accrued postretirement benefits	238	245
Other long-term liabilities	1	1
Total liabilities	$299	$310

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

7.    INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates. See Note 18 — Segment, Major Customer and Major Supplier Information for the respective carrying values by segment as reported in our condensed consolidated balance sheets (in millions).

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

UAL

Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2019, Novelis and Kobe both hold 50% interests in UAL. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment and Novelis is not considered the primary beneficiary.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net sales	$308	$332	$608	$650
Costs and expenses related to net sales	302	327	595	642
Income tax provision	2	2	3	3
Net income	$4	$3	$10	$5
Purchases of tolling services from Alunorf (Novelis' share)	$63	$65	$127	$129

The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	September 30, 2019	March 31, 2019
Accounts receivable-related parties	$159	$164
Accounts payable-related parties	$202	$175

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and six months ended September 30, 2019 and 2018, we recorded “Net sales” of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2019 and March 31, 2019, there was $1 million and less than $1 million of outstanding "Accounts receivable, net - related parties" and "Accounts Payable, net - related parties" related to transactions with Hindalco, respectively. During each of the three and six months ended September 30, 2019 and 2018, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

8.    DEBT
Debt consisted of the following (in millions).

	September 30, 2019				March 31, 2019
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	4.19%	$14	$—	$14	$39	$—	$39
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.95%	1,751	(28)	1,723	1,760	(33)	1,727
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(17)	1,483	1,500	(19)	1,481
6.25% Senior Notes, due August 2024	6.25%	1,150	(12)	1,138	1,150	(14)	1,136
Novelis China
Bank loans, due through June 2027 (CNY 83 million)	4.90%	12	—	12	—	—	—
Other
Finance lease obligations and other debt, due through December 2026	4.54%	1	—	1	3	—	3
Total debt		$4,428	$(57)	$4,371	$4,452	$(66)	$4,386
Less: Short-term borrowings		(14)	—	(14)	(39)	—	(39)
Less: Current portion of long-term debt		(19)	—	(19)	(19)	—	(19)
Long-term debt, net of current portion		$4,395	$(57)	$4,338	$4,394	$(66)	$4,328
_________________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2019, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2019 (for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2019	Amount
Short-term borrowings and current portion of long-term debt due within one year	$33
2 years	18
3 years	1,716
4 years	1
5 years	1,152
Thereafter	1,508
Total	$4,428

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Short Term Credit Facility

Our credit agreement (the “Short Term Credit Agreement”) governs the commitments of certain financial institutions to provide, subject to closing conditions (including the concurrent closing of our previously announced proposed acquisition of Aleris Corporation (Aleris)), up to $1.5 billion of short term loans for purposes of funding a portion of the consideration payable in connection with the proposed acquisition of Aleris or repaying certain indebtedness of Aleris and its subsidiaries.  The short term loans, once borrowed, will be unsecured, will mature one year from the borrowing date of the loans, will not be subject to any amortization payments and will accrue interest at LIBOR (as defined in the Term Loan Facility described below) plus 0.95%.  The short term loans will be guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver.

             Senior Notes
As of September 30, 2019, we were in compliance with the covenants of our Senior Notes.
Term Loan Facility

On December 18, 2018, we entered into an increase joinder amendment (the “Term Loan Increase Joinder Amendment”) to our existing secured term loan credit agreement (as amended by the Term Loan Increase Joinder Amendment, the “Amended Secured Term Loan Credit Agreement”). The Term Loan Increase Joinder Amendment governs the commitments of certain financial institutions to provide, subject to closing conditions (including the concurrent closing of the proposed acquisition of Aleris), up to $775 million of incremental term loans under our existing term loan credit agreement.
The proceeds of the incremental term loans may be used to pay a portion of the consideration payable in connection with the proposed acquisition of Aleris and fees and expenses related to the proposed acquisition, the incremental term loans and short term loans. The incremental term loans will mature on the fifth anniversary of the date on which they are borrowed, subject to 0.25% quarterly amortization payments. The incremental term loans will, once borrowed, accrue interest at LIBOR (as defined in the Amended Secured Term Loan Credit Agreement) plus 1.75%. The incremental term loans will be subject to the same voluntary and mandatory prepayment provisions, affirmative and negative covenants and events of default as those applicable to the existing term loans outstanding under the Amended Secured Term Loan Credit Agreement. The incremental term loans will be guaranteed by the same entities that have provided guarantees under our Term Loan Facility and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the guarantors, subject to our existing intercreditor agreement.

As of September 30, 2019, borrowings outstanding under the Term Loan Facility (excluding the incremental term loans) consisted of a $1.8 billion five-year secured term loan with $18 million due within one year. As of September 30, 2019, we were in compliance with the covenants of our Term Loan Facility.

ABL Revolver
In April 2019, we entered into an amendment (the "Amendment") to our existing ABL Revolver facility. Pursuant to the terms of the agreement, the commitments under the pre-existing $1 billion facility increased by $500 million on October 15, 2019. Aleris and certain of its subsidiaries will become borrowers under the ABL Revolver Facility upon closing of the proposed acquisition, and the Amendment includes additional changes to facilitate the proposed acquisition of Aleris (including permitting borrowings under the Short Term Credit Agreement) and the inclusion of certain Aleris assets in the borrowing base following the acquisition, if consummated. The Amendment also includes additional changes to increase our operating flexibility.
As of September 30, 2019, the ABL Revolver consisted of a $1 billion facility. As of September 30, 2019, the revolver had a zero balance and $21 million was utilized for letters of credit. There was $759 million in remaining availability, including $104 million of remaining availability which can be utilized for letters of credit, and we were in compliance with the covenants of our ABL Revolver Facility.

Other Short-Term Borrowings
As of September 30, 2019, the $14 million in short-term borrowings was primarily related to China loans (CNY 97 million). We had $100 million in availability under our Novelis Korea revolving facilities and $16 million in availability under our Novelis China revolving facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to $75 million in unsecured loans to support previously announced capital expansion projects in China.
Refer to our Form 10-K for the year-ended March 31, 2019 for details on the issuances and respective covenants of our senior notes, short term credit facility, and senior secured credit facilities, which includes the Term Loan Facility and ABL Revolver facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

9.    SHARE-BASED COMPENSATION
During the six months ended September 30, 2019, we granted 2,681,386 Hindalco phantom restricted stock units (RSUs) and 3,475,995 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense was $6 million and $12 million for the six months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the outstanding liability related to share-based compensation was $16 million.
The cash payments made to settle all SAR liabilities were $3 million and $4 million in the six months ended September 30, 2019 and 2018, respectively. Total cash payments made to settle RSUs were $9 million and $14 million in the six months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $4 million, which is expected to be recognized over a weighted average period of 1.5 years. Unrecognized compensation expense related to the RSUs was $8 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the year ended March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

10.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Service cost	$10	$10	$3	$2
Interest cost	15	15	2	2
Expected return on assets	(18)	(16)	—	—
Amortization — losses, net	9	8	—	1
Net periodic benefit cost (A)	$16	$17	$5	$5

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Service cost	$20	$20	$6	$4
Interest cost	30	30	4	4
Expected return on assets	(36)	(32)	—	—
Amortization — losses, net	17	16	—	2
Net periodic benefit cost (A)	$31	$34	$10	$10
_________________________
(A) Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" while all other cost components are recorded within "Other (income) expenses, net."

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Funded pension plans	$33	$14	$38	$16
Unfunded pension plans	3	3	5	6
Savings and defined contribution pension plans	7	7	17	16
Total contributions	$43	$24	$60	$38
During the remainder of fiscal 2020, we expect to contribute an additional $13 million to our funded pension plans, $7 million to our unfunded pension plans and $17 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

11.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expenses, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
(Gain) loss on remeasurement of monetary assets and liabilities, net	$(1)	$—	$(6)	$(6)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	2	—	8	6
Currency (gains) losses, net	$1	$—	$2	$—
The following currency gains (losses) are included in “Accumulated other comprehensive income (loss)," net of tax and “Noncontrolling interest” in the accompanying condensed consolidated balance sheets (in millions).

	Six Months Ended September 30, 2019	Year Ended March 31, 2019

Cumulative currency translation adjustment — beginning of period	$(236)	$(65)
Effect of changes in exchange rates	(81)	(171)
Cumulative currency translation adjustment — end of period	$(317)	$(236)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

12.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented (in millions).

	September 30, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$28	$—	$(5)	$(1)	$22
Currency exchange contracts	3	—	(31)	(9)	(37)
Energy contracts	—	—	(5)	(6)	(11)
Total derivatives designated as hedging instruments	$31	$—	$(41)	$(16)	$(26)
Derivatives not designated as hedging instruments:
Metal contracts	47	—	(46)	—	1
Currency exchange contracts	23	—	(15)	—	8
Total derivatives not designated as hedging instruments	$70	$—	$(61)	$—	$9
Total derivative fair value	$101	$—	$(102)	$(16)	$(17)

	March 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$6	$—	$(10)	$—	$(4)
Currency exchange contracts	4	—	(15)	(1)	(12)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	$10	$—	$(26)	$(5)	$(21)
Derivatives not designated as hedging instruments:
Metal contracts	38	1	(34)	(1)	4
Currency exchange contracts	22	1	(27)	(1)	(5)
Total derivatives not designated as hedging instruments	$60	$2	$(61)	$(2)	$(1)
Total derivative fair value	$70	$2	$(87)	$(7)	$(22)

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2019 and March 31, 2019.

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
In addition to aluminum, we entered into LME copper and LMP forward contracts. As of September 30, 2019 and March 31, 2019, the fair value of these contracts represented a liability and an asset, respectively, of less than $1 million. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

	September 30, 2019	March 31, 2019
Hedge type
Purchase (sale)
Cash flow purchases	44	—
Cash flow sales	(387)	(353)
Not designated	(32)	15
Total, net	(375)	(338)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $688 million and $703 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2019 and March 31, 2019, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of September 30, 2019 and March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

As of September 30, 2019 and March 31, 2019, we had outstanding foreign currency exchange contracts with a total notional amount of $846 million and $737 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal 2020 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of September 30, 2019 and March 31, 2019, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $5 million and $3 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 13 million MMBTUs designated as cash flow hedges as of September 30, 2019, and the fair value was a liability of $5 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2019 and the fair value was a liability of $2 million. As of September 30, 2019 and March 31, 2019, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of September 30, 2019 and March 31, 2019 was a liability of less than $1 million. The average duration of undesignated contracts is less than three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 6 million gallons designated as cash flow hedges as of September 30, 2019, and the fair value was a liability of $1 million. There was a notional of 8 million gallons designated as cash flow hedges as of March 31, 2019, and the fair value was a liability of less than $1 million.
Interest Rate
As of September 30, 2019 and March 31, 2019, we had no outstanding interest rate swaps.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Derivative instruments not designated as hedges
Metal contracts	$(2)	$10	$(4)	$(6)
Currency exchange contracts	(2)	1	(8)	(9)
Energy contracts (A)	2	3	3	5
Gain (loss) recognized in "Other (income) expenses, net"	$(2)	$14	$(9)	$(10)
Derivative instruments designated as hedges
Gain (loss) recognized in "Other (income) expenses, net" (B)	$2	$—	$2	$—
Total gain (loss) recognized in "Other (income) expenses, net"	$—	$14	$(7)	$(10)
Balance sheet remeasurement currency exchange contract losses	$(2)	$—	$(8)	$(6)
Realized gains (losses), net	(1)	13	(8)	(1)
Unrealized gains (losses) on other derivative instruments, net	3	1	9	(3)
Total gain (loss) recognized in "Other (income) expenses, net"	$—	$14	$(7)	$(10)
 _________________________

(A)	Includes amounts related to diesel swaps not designated as hedges, and electricity swap settlements.

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

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018	2019	2018	2019	2018
Cash flow hedging derivatives
Metal contracts	$28	$29	$76	$(36)	$—	$—	$—	$—
Currency exchange contracts	(43)	—	(42)	(35)	2	—	2	—
Energy contracts	(5)	1	(9)	1	—	—	—	—
Total	$(20)	$30	$25	$(70)	$2	$—	$2	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
Cash flow hedging derivatives	2019	2018	2019	2018
Energy contracts (A)	$(1)	$—	$(2)	$(1)	Cost of goods sold (B)
Metal contracts	(1)	—	(1)	—	Cost of goods sold (B)
Metal contracts	23	27	53	—	Net sales
Currency exchange contracts	—	(5)	(1)	(7)	Cost of goods sold (B)
Currency exchange contracts	—	(1)	—	(1)	Selling, general and administrative expenses
Currency exchange contracts	(4)	(2)	(7)	(3)	Net sales
Currency exchange contracts	(1)	(1)	(1)	(1)	Depreciation and amortization
Total	$16	$18	$41	$(13)	Income (loss) before taxes
	(4)	(6)	(10)	2	Income tax (provision) benefit
	$12	$12	$31	$(11)	Net gain (loss)
_________________________

(A)	Includes amounts related to electricity, natural gas, and diesel swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive income (loss)" into earnings and the amount excluded from the assessment of effectiveness for the periods presented (in millions).

	Three Months Ended September 30, 2019					Six Months Ended September 30, 2019
	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$23	$(1)	$—	$—	$—	$53	$(1)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(2)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(4)	$—	$—	$(1)	$—	$(7)	$(1)	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

	Three Months Ended September 30, 2018					Six Months Ended September 30, 2018
	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$27	$—	$—	$—	$—	$—	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$—	$—	$—	$—	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(2)	$(5)	$(1)	$(1)	$—	$(3)	$(7)	$(1)	$(1)	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the change in the components of Accumulated other comprehensive income (loss), net of tax and excluding "Noncontrolling interest", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2019	$(231)	$(8)	$(244)	$(483)
Other comprehensive income (loss) before reclassifications	(86)	(13)	5	(94)
Amounts reclassified from AOCI, net	—	(12)	6	(6)
Net current-period other comprehensive income (loss)	(86)	(25)	11	(100)
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of June 30, 2018	$(182)	$(21)	$(227)	$(430)
Other comprehensive income (loss) before reclassifications	(1)	21	(1)	19
Amounts reclassified from AOCI, net	—	(12)	7	(5)
Net current-period other comprehensive income (loss)	(1)	9	6	14
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive income (loss) before reclassifications	(81)	20	3	(58)
Amounts reclassified from AOCI, net	—	(31)	12	(19)
Net current-period other comprehensive income (loss)	(81)	(11)	15	(77)
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive income (loss) before reclassifications	(118)	(51)	5	(164)
Amounts reclassified from AOCI, net	—	11	14	25
Net current-period other comprehensive income (loss)	(118)	(40)	19	(139)
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 12 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 10 — Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

14.    FAIR VALUE MEASUREMENTS
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
For the electricity swap, the average forward price at September 30, 2019, estimated using the method described above, was $40 per megawatt hour, which represented an approximately $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $30 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2019 and March 31, 2019, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2019 and March 31, 2019 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2019		March 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$75	$(52)	$45	$(45)
Currency exchange contracts	26	(55)	27	(44)
Energy contracts	—	(6)	—	(2)
Total level 2 instruments	$101	$(113)	$72	$(91)
Level 3 instruments:
Energy contracts	—	(5)	—	(3)
Total level 3 instruments	$—	$(5)	$—	$(3)
Total gross	$101	$(118)	$72	$(94)
Netting adjustment (A)	$(45)	$45	$(36)	$36
Total net	$56	$(73)	$36	$(58)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other (income) expenses, net" for the three and six months ended September 30, 2019 related to Level 3 financial instrument.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2019	$(3)
Unrealized/realized gain (loss) included in earnings (B)	2
Unrealized/realized gain (loss) included in AOCI (C)	(3)
Settlements (B)	(1)
Balance as of September 30, 2019	$(5)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expenses, net.”

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."
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

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,357	$4,582	$4,347	$4,472

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

15.    OTHER (INCOME) EXPENSES, NET
“Other (income) expenses, net” is comprised of the following (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Currency (gains) losses, net (A)	$1	$—	$2	$—
Unrealized (gains) losses on change in fair value of derivative instruments, net (B)	(3)	(1)	(9)	3
Realized (gains) losses on change in fair value of derivative instruments, net (B)	1	(13)	8	1
(Gain) loss on sale of assets, net	(1)	(1)	(2)	2
Loss on Brazilian tax litigation, net (C)	1	1	1	1
Interest income	(3)	(2)	(6)	(5)
Non-operating net periodic benefit cost	8	8	15	16
Other, net	(2)	2	(3)	5
Other (income) expenses, net	$2	$(6)	$6	$23
 _________________________

(A)	See Note 11 — Currency (Gains) Losses for further details.

(B)	See Note 12 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 17 — Commitments and Contingencies for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

16.    INCOME TAXES
For the three and six months ended September 30, 2019, we had effective tax rates of 27% and 30%, respectively. For the three and six months ended September 30, 2018, we had effective tax rates of 36% and 32%, respectively. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, also driven by changes in valuation allowances and certain other non-deductible expenses, offset by tax credits.
As of September 30, 2019, we had a net deferred tax liability of $112 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $744 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2018. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount up to approximately $5 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

17.    COMMITMENTS AND CONTINGENCIES
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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2019 and March 31, 2019 were approximately $9 million. Of the total $9 million at September 30, 2019, $7 million was associated with restructuring actions and the remaining $2 million is associated with undiscounted environmental clean-up costs. As of September 30, 2019, $5 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of September 30, 2019 and March 31, 2019 were $37 million and $44 million, respectively. As of September 30, 2019, $7 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $23 million as of September 30, 2019 and March 31, 2019. As of September 30, 2019, $2 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities, partially offset by interest earned on the cash deposit is reported as "Loss on Brazilian tax litigation, net" in Note 15 — Other (Income) Expenses.
For additional information, please refer to our Form 10-K for the year ended March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

18.    SEGMENT, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) “depreciation and amortization”; (b) “interest expense and amortization of debt issuance costs”; (c) “interest income”; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interest's share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) “restructuring and impairment, net”; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; and (q) business acquisition and other integration related costs.
The tables below show selected segment financial information (in millions). The “Eliminations and Other” column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment “Net sales.” The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The “Eliminations and Other” in “Net sales - third party” includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 6 — Consolidation and Note 7 — Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Selected Segment Financial Information

September 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$468	$300	$—	$—	$768
Total assets	$3,261	$2,893	$1,589	$1,566	$268	$9,577

March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$478	$314	$—	$—	$792
Total assets	$2,918	$2,872	$1,717	$1,831	$225	$9,563

Selected Operating Results Three Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,070	$770	$478	$457	$76	$2,851
Net sales-intersegment	—	38	3	13	(54)	—
Net sales	$1,070	$808	$481	$470	$22	$2,851

Depreciation and amortization	$38	$28	$15	$17	$(10)	$88
Income tax provision	$11	$(3)	$5	$28	$4	$45
Capital expenditures	$72	$13	$34	$19	$—	$138

Selected Operating Results Three Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,211	$832	$517	$512	$64	$3,136
Net sales-intersegment	1	31	8	6	(46)	—
Net sales	$1,212	$863	$525	$518	$18	$3,136

Depreciation and amortization	$37	$29	$16	$16	$(12)	$86
Income tax provision	$18	$4	$6	$33	$3	$64
Capital expenditures	$28	$14	$9	$11	$(2)	$60

Selected Operating Results Six Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,186	$1,522	$990	$924	$154	$5,776
Net sales-intersegment	—	84	5	25	(114)	—
Net sales	$2,186	$1,606	$995	$949	$40	$5,776

Depreciation and amortization	$76	$57	$31	$33	$(21)	$176
Income tax provision	$28	$—	$13	$55	$12	$108
Capital expenditures	$164	$23	$72	$38	$3	$300

Selected Operating Results Six Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$2,332	$1,685	$1,059	$1,030	$127	$6,233
Net sales-intersegment	1	46	16	16	(79)	—
Net sales	$2,333	$1,731	$1,075	$1,046	$48	$6,233

Depreciation and amortization	$74	$56	$33	$33	$(24)	$172
Income tax provision	$32	$8	$12	$57	$8	$117
Capital expenditures	$50	$30	$11	$21	$2	$114

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

The table below displays the reconciliation from “Net income attributable to our common shareholder” to segment income from reportable segments (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income attributable to our common shareholder	$123	$116	$250	$253
Noncontrolling interest	—	—	—	—
Income tax provision	45	64	108	117
Depreciation and amortization	88	86	176	172
Interest expense and amortization of debt issuance costs	61	68	126	134
Adjustment to reconcile proportional consolidation	14	15	29	31
Unrealized (gains) losses on change in fair value of derivative instruments, net	(3)	(1)	(9)	3
Realized (gains) losses on derivative instruments not included in segment income	1	(1)	3	(1)
Restructuring and impairment, net	32	—	33	1
(Gain) loss on sale of fixed assets	(1)	(1)	(2)	2
Metal price lag	5	(1)	7	(34)
Business acquisition and other integration related costs	12	8	29	10
Other, net	(3)	2	(4)	1
Total of reportable segments	$374	$355	$746	$689

"Business acquisition and other integration related costs" are primarily legal and professional fees associated with our proposed acquisition of Aleris. The acquisition is subject to closing conditions and regulatory approvals.

“Adjustment to reconcile proportional consolidation” relates to depreciation, amortization and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated “Income tax provision.”

“Realized (gains) losses on derivative instruments not included in segment income” represents foreign currency derivatives not related to operations.

"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.

The table below displays segment income from reportable segments by region (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
North America	$171	$151	$341	$270
Europe	60	59	113	122
Asia	46	47	99	102
South America	97	98	193	195
Total of reportable segments	$374	$355	$746	$689

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -

Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our Net sales by value stream (in millions).

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Can	$1,591	$1,651	$3,178	$3,340
Automotive	672	771	1,381	1,497
Specialty (and other)	588	714	1,217	1,396
Net sales	$2,851	$3,136	$5,776	$6,233

Major Customers
The following table displays net sales to customers representing 10% or more of our total “Net sales.”

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Ball	23%	22%	22%	23%
Ford	10%	11%	10%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Purchases from RT as a percentage of total combined metal purchases	11%	10%	11%	10%

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
OVERVIEW AND REFERENCES

Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2019, we had manufacturing operations in nine countries on four continents, which include 23 operating plants, and recycling operations in twelve of these plants.
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

HIGHLIGHTS
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
We reported "Net income attributable to our common shareholder" of $123 million, an increase of 6% compared to $116 million in the prior comparable period. We reported segment income of $374 million, an increase of 5% compared to $355 million in the prior comparable period. Our strong operational performance was driven by a 3% increase in flat rolled product shipments, as well as favorable price and product mix partially offset by less favorable recycling benefits due to lower average LME aluminum prices. Further, these factors drove net cash provided by operating activities to $297 million compared to $210 million, an improvement of $87 million over the prior comparable period.
During the second quarter of fiscal 2020, we announced plans to cease operations at a foil plant in Germany to further optimize our product portfolio, which led to the recognition of $32 million in severance and other related expenses. See Note 3 — Restructuring and Impairment. During the quarter, we completed a $14 million expansion project at our Yeongju Recycling Center, providing the facility with increased production capacity and cost competitiveness with higher usage of recycled contents. We also introduced the Advanz™ 6HS-s650, an engineered aluminum automotive body sheet product that exceeds industry standards for strength, lightweighting, formability, performance and structural integrity. This latest offering, which we expect to release globally within the next three years, can be recycled into new high-strength aluminum products as part of a closed-loop recycling process. Additionally, our strategic investments continue to progress with construction well underway in Guthrie, Kentucky, Changzhou, China, and Pindamonhangaba (Pinda), Brazil.
In fiscal 2019, we entered into an agreement to acquire Aleris Corporation (Aleris), a global supplier of rolled aluminum products. The acquisition continues to progress and is expected to close by the outside date under the merger agreement, which is in the fourth quarter of fiscal 2020 (first quarter of calendar year 2020), subject to regulatory approvals and customary closing conditions.
On September 4, 2019, the United States Department of Justice (DOJ) filed a civil antitrust lawsuit to block our proposed acquisition of Aleris.  Contemporaneously with the lawsuit, the DOJ also announced an agreement with us to resolve the antitrust issues through binding arbitration.  The agreement includes a timetable and process for resolving the DOJ’s concerns and closing the transaction by the outside date under the merger agreement (prior to completion of the arbitration).  Depending on the outcome of the arbitration, we may be required to divest Aleris’ Lewisport, Kentucky manufacturing plant after closing our purchase of Aleris.
On October 1, 2019, the European Commission (EC) announced its approval of our proposed acquisition of Aleris, conditioned on the divestiture of certain automotive assets in Europe.  The EC’s approval of the transaction is also subject to its approval of the proposed buyer of the divested assets.
     Our application for antitrust approval of the proposed acquisition is also under review by the State Administration for Market Regulation in China.

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

Meanwhile, the demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia in recent years, and is driving our additional investments in Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. Further, we signed a definitive agreement to acquire Aleris, which would further diversify our global footprint and product portfolio.  The acquisition continues to progress and is expected to close by the outside date under the merger agreement, which is in the fourth quarter of fiscal 2020 (first quarter of calendar year 2020), subject to regulatory approvals and customary closing conditions.
Key Sales and Shipment Trends

(in millions, except percentages and shipments, which are in kt)	Three Months Ended				Year Ended	Three Months Ended
	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	March 31, 2019	June 30, 2019	Sept 30, 2019
Net sales	$3,097	$3,136	$3,009	$3,084	$12,326	$2,925	$2,851
Percentage increase in net sales versus comparable previous year period	16%	12%	3%	1%	8%	(6)%	(9)%
Rolled product shipments:
North America	274	295	279	294	1,142	289	286
Europe	232	229	211	246	918	234	245
Asia	175	168	182	198	723	184	177
South America	126	126	142	143	537	139	141
Eliminations	(10)	(11)	(14)	(11)	(46)	(16)	(14)
Total	797	807	800	870	3,274	830	835

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	—%	8%	4%	8%	5%	5%	(3)%
Europe	(1)%	(3)%	(5)%	4%	(1)%	1%	7%
Asia	(3)%	(7)%	3%	14%	2%	5%	5%
South America	15%	(4)%	(3)%	5%	3%	10%	12%
Total	2%	1%	1%	8%	3%	4%	3%

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,774	$2,183	(19)%	$1,900	$1,997	(5)%
Average cash price during the period	$1,761	$2,056	(14)%	$1,777	$2,157	(18)%
Closing cash price as of end of period	$1,704	$2,012	(15)%	$1,704	$2,012	(15)%
The weighted average local market premium are as follows:

	Three Months Ended September 30,		Percent	Six Months Ended September 30,		Percent
	2019	2018	Change	2019	2018	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$239	$280	(15)%	$241	$293	(18)%

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

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts “Income before income taxes” and “Net income.” Gains and losses on metal derivative contracts are not recognized in segment income until realized.

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

			Average Exchange Rate		Average Exchange Rate
			Three Months Ended		Six Months Ended
	Exchange Rate as of		September 30,		September 30,
	September 30, 2019	March 31, 2019	2019	2018	2019	2018
U.S. dollar per euro	1.090	1.123	1.102	1.165	1.113	1.173
Brazilian real per U.S. dollar	4.164	3.897	4.023	3.965	3.964	3.828
South Korean won per U.S. dollar	1,201	1,138	1,200	1,113	1,184	1,103
Canadian dollar per U.S. dollar	1.324	1.336	1.322	1.300	1.328	1.299
Swiss franc per euro	1.088	1.118	1.093	1.139	1.109	1.154

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
"Net sales" were $2,851 million, a decrease of 9%. The 3% increase in flat rolled product shipments was offset by a 14% decrease in average base aluminum prices.
"Cost of goods sold (exclusive of depreciation and amortization)" was $2,348 million, a decrease of 12%, and was also attributable to decreases in average base aluminum prices. Additionally, total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $297 million over the prior period.
"Income before income taxes" was $168 million, compared to $180 million in the prior period. In addition to the factors noted above, the following items affected "Income before income taxes:"

•
"Restructuring and impairment, net" of $32 million related to severance and impairment expenses associated with portfolio optimization efforts resulting in the closure of certain non-core operations in Europe. See Note 3 — Restructuring and Impairment.

We recognized $45 million of tax expense for the three months ended September 30, 2019, which resulted in an effective tax rate of 27%. This tax rate is primarily due to the results of operations taxed at statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes. We recognized $64 million of tax expense in the prior comparable period, which resulted in an effective tax rate of 36%. This tax rate was primarily due to the results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company determined it more likely than not that the loss will not be utilized, and the favorable impact of the weakening Brazilian real.
We reported “Net income attributable to our common shareholder” of $123 million and $116 million for the three months ended September 30, 2019 and 2018, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to segment income, see Note 18 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,070	$808	$481	$470	$22	$2,851
Shipments (in kt):
Rolled products - third party	286	237	176	136	—	835
Rolled products - intersegment	—	8	1	5	(14)	—
Total rolled products	286	245	177	141	(14)	835
Non-rolled products	11	7	1	27	(5)	41
Total shipments	297	252	178	168	(19)	876

Selected Operating Results Three Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,212	$863	$525	$518	$18	$3,136
Shipments (in kt):
Rolled products - third party	295	222	165	125	—	807
Rolled products - intersegment	—	7	3	1	(11)	—
Total rolled products	295	229	168	126	(11)	807
Non-rolled products	1	5	1	33	—	40
Total shipments	296	234	169	159	(11)	847

The following table reconciles changes in segment income for the three months ended September 30, 2018 to the three months ended September 30, 2019 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other (A)	Total
Segment income - Three Months Ended September 30, 2018	$151	$59	$47	$98	$—	$355
Volume	(12)	18	6	16	(5)	23
Conversion premium and product mix	11	(12)	5	3	—	7
Conversion costs	14	2	(11)	(23)	4	(14)
Foreign exchange	1	(5)	2	4	—	2
Selling, general & administrative and research & development costs (B)	4	—	(3)	1	(2)	—
Other changes	2	(2)	—	(2)	3	1
Segment income - Three Months Ended September 30, 2019	$171	$60	$46	$97	$—	$374
_________________________

(A)
The recognition of segment income by a region on an intersegment shipment could occur in a period prior to the recognition of segment income on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations and other" column adjusts regional segment income for intersegment shipments that occur in a period prior to recognition of segment income on a consolidated basis. The "Eliminations and other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.

(B)	"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
“Net sales” decreased $142 million, or 12%, driven by a decrease in average base aluminum prices along with a decrease in specialty shipments. Segment income was $171 million, an increase of 13%, primarily due to favorable price and product mix as well as favorable recycling benefits.
Europe
“Net sales” decreased $55 million, or 6%, primarily driven by a decrease in average base aluminum prices partially offset by an increase in can and specialty shipments. Segment income was $60 million, an increase of 2%, primarily due to higher specialty and can shipments partially offset by unfavorable product mix and foreign exchange impacts.
Asia
“Net sales” decreased $44 million, or 8%, primarily driven by a decrease in average base aluminum prices, partially offset by higher can shipments. Segment income was $46 million, a decrease of 2%, primarily due to less favorable recycling benefits primarily offset by increased volume.
South America
“Net sales” decreased $48 million, or 9%, primarily driven by a decrease in average base aluminum prices partially offset by higher can shipments. Segment income was $97 million, a decrease of 1%, primarily due to less favorable recycling benefits primarily offset by increased volume.

Six Months Ended September 30, 2019 Compared to the Six Months Ended September 30, 2018
“Net sales” were $5,776 million, a decrease of 7%. The 4% increase in flat rolled product shipments was offset by a 18% decrease in average base aluminum prices.
“Cost of goods sold (exclusive of depreciation and amortization)” was $4,762 million, a decrease of 9%, and was also due to decreases in average base aluminum prices. Additionally, total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $462 million over the prior period.
“Income before income taxes” was $358 million, compared to $370 million in the comparable period. In addition to the factors noted above, the following items affected “Income before income taxes:”

•	"Business acquisition and other integration related costs" of $29 million related primarily to professional fees associated with the further progressed, proposed Aleris acquisition;

•
"Restructuring and impairment, net" of $33 million related to severance and impairments associated with the closure of certain non-core operations in Europe. See Note 3 — Restructuring and Impairment; and

•	Fluctuations in local market premiums resulted in $7 million of unfavorable metal price lag compared to $34 million of favorable metal price lag in the prior period.
We recognized $108 million of tax expense for the six months ended September 30, 2019, which resulted in an effective tax rate of 30%. This tax rate is primarily due to the results of operations taxed at statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes. We recognized $117 million of tax expense in the prior comparable period which resulted in an effective tax rate of 32%. This tax rate is primarily due to results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized.
We reported “Net income attributable to our common shareholder” of $250 million and $253 million for the six months ended September 30, 2019 and 2018, respectively, primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia and South America.

The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to segment income, see Note 18 — Segment, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Six Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,186	$1,606	$995	$949	$40	$5,776
Shipments
Rolled products - third party	575	460	359	271	—	1,665
Rolled products - intersegment	—	19	2	9	(30)	—
Total rolled products	575	479	361	280	(30)	1,665
Non-rolled products	23	14	2	56	(12)	83
Total shipments	598	493	363	336	(42)	1,748

Selected Operating Results Six Months Ended September 30, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,333	$1,731	$1,075	$1,046	$48	$6,233
Shipments
Rolled products - third party	569	450	338	247	—	1,604
Rolled products - intersegment	—	11	5	5	(21)	—
Total rolled products	569	461	343	252	(21)	1,604
Non-rolled products	2	7	3	67	—	79
Total shipments	571	468	346	319	(21)	1,683

The following table reconciles changes in segment income for the six months ended September 30, 2018 to the six months ended September 30, 2019 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other (A)	Total
Segment income - Six Months Ended September 30, 2018	$270	$122	$102	$195	$—	$689
Volume	9	20	12	30	(15)	56
Conversion premium and product mix	43	(21)	6	9	2	39
Conversion costs	15	—	(14)	(49)	13	(35)
Foreign exchange	1	(7)	(1)	8	—	1
Selling, general & administrative and research & development costs (B)	—	(3)	(6)	1	(3)	(11)
Other changes	3	2	—	(1)	3	7
Segment income - Six Months Ended September 30, 2019	$341	$113	$99	$193	$—	$746
 _________________________

(A)
The recognition of segment income by a region on an intersegment shipment could occur in a period prior to the recognition of segment income on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations and other" column adjusts regional segment income for intersegment shipments that occur in a period prior to recognition of segment income on a consolidated basis. The "Eliminations and other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.

(B)	"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.

North America
“Net sales” decreased $147 million, or 6%, driven by a decrease in average aluminum prices partially offset by increased volume. Segment income was $341 million, an increase of 26%, primarily due to favorable price and product mix along with increased volume.

Europe
“Net sales” decreased $125 million, or 7%, driven by lower average aluminum prices partially offset by increased specialty shipments. Segment income was $113 million, a decrease of 7%, primarily due to unfavorable price and product mix partially offset by higher specialty shipments.
Asia
“Net sales” decreased $80 million, or 7%, driven by lower average aluminum prices partially offset by increased can shipments. Segment income was $99 million, a decrease of 3%, primarily driven by less favorable recycling benefits, partially offset by increased volume.
South America
“Net sales” decreased $97 million, or 9%, driven by lower average aluminum prices partially offset by increased volume along with favorable price and product mix. Segment income was $193 million, a decrease of 1%, primarily due to increased variable costs and less favorable recycling benefits, partially offset by increased volume.

Liquidity and Capital Resources
Our primary liquidity sources are cash flows from operations, working capital management, cash and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities.  Most of our recent strategic expansion projects are operating close to full capacity and are generating additional operating cash flow. We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing) and new debt issuances, as necessary. In April 2019, we amended our existing ABL Revolver facility in anticipation of incorporating Aleris' borrowing base following the proposed acquisition. The commitments under the pre-existing $1 billion facility increased by $500 million on October 15, 2019. The acquisition continues to progress and is expected to close by the outside date under the merger agreement, which is in the fourth quarter of fiscal 2020 (first quarter of calendar year 2020), subject to regulatory approvals and customary closing conditions.
Non-Guarantor Information

As of September 30, 2019, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) "Net sales", (b) Adjusted EBITDA (segment income), and (c) "Total assets" of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the six months ended September 30, 2019)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2019)	12%
Assets owned by non-guarantor subsidiaries (as of September 30, 2019)	16%

In addition, for the six months ended September 30, 2019 and 2018, the Company’s subsidiaries that are not guarantors had net sales of $1.4 billion, respectively, and, as of September 30, 2019, those subsidiaries had assets of $2.1 billion and debt and other liabilities of $1.3 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of September 30, 2019 and March 31, 2019 is as follows (in millions).

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$935	$950
Availability under committed credit facilities (A)	875	897
Total available liquidity	$1,810	$1,847
 _________________________

(A)	Our availability under committed credit facilities does not include the financing for Aleris.
The decrease in total available liquidity is primarily related to cash capital spending related to strategic investments, decreases in availability under committed credit facilities, partially offset by free cash flow of $18 million. See Note 8 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of September 30, 2019, we held $6 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2019, we held $790 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2019, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Six Months Ended September 30,
	2019	2018	Change
Net cash provided by (used in) operating activities	$297	$210	$87
Net cash provided by (used in) investing activities	(276)	(343)	67
Plus: Cash used in the acquisition of assets under a capital lease	—	239	(239)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(3)	(2)	(1)
Free cash flow	$18	$104	$(86)
Ending cash and cash equivalents	$935	$829	$106

Operating Activities
The increase in "Net cash provided by operating activities" primarily relates to higher segment income primarily driven by increased shipments, favorable price and product mix, as well as other operational efficiencies. The net change in working capital was primarily driven by lower quantities of inventory.

Investing Activities
"Net cash used in investing activities" was primarily attributable to increased cash capital spending related to strategic investments and previously announced capacity expansions in Guthrie, Kentucky, Changzhou, China, and Pinda, Brazil. The prior period included a $239 million cash outflow related to the acquisition of real and personal property that we historically leased at our Sierre, Switzerland rolling facility.
Financing Activities
During the six months ended September 30, 2019, we borrowed $12 million of long term debt in China to fund capital expansion projects. We made principal repayments of $9 million on our Term Loan Facility and $2 million in finance leases and other repayments. The net cash repayments from our credit facilities balance are primarily related to payments of $23 million on our China credit facility.
During the six months ended September 30, 2018 there were no issuances of long-term borrowings. We made principal repayments of $27 million on Korean long-term debt, $9 million on our Term Loan Facility, and $4 million on finance leases and other obligations. The net cash proceeds from our credit facilities' balance is related to proceeds of $94 million on our ABL Revolver and of $9 million on our China credit facilities. We incurred $2 million in debt issuance costs.

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
Derivative Instruments
See Note 12 — Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a description of derivative instruments.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2019 and March 31, 2019, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 8 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended March 31, 2019 for more details.
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
However, total segment income is not a measurement of financial performance under U.S. GAAP, and our total segment income may not be comparable to similarly titled measures of other companies. Total segment income has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, total segment income:

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

Total segment income is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 18 — Segment, Major Customer and Major Supplier Information for our definition of segment income.

Free cash flow consists of: (a) “net cash provided by (used in) operating activities,” (b) plus "net cash provided by (used in) investing activities” (c) plus cash used in the “Acquisition of assets under a capital lease”, and (d) less “proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging." Management believes free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. Management also uses free cash flow to measure the profitability and financial performance of our business. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies.

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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our Form 10-K for the year-ended March 31, 2019 and see the following sections of the report: "Part I. Item 1A. Risk Factors," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 7. Critical Accounting Policies and Estimates."

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
Commodity Price Risks
Metal
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2019, given a 10% change in prices (in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(65)
Copper	(10)%	$(1)
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2019, given a 10% decline in spot prices for energy contracts (in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(2)
Natural gas	(10)%	$(3)
Diesel fuel	(10)%	$(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of September 30, 2019, given a 10% change in rates (in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(42)
Euro	10%	$(13)
South Korean won	(10)%	$(40)
Canadian dollar	(10)%	$(4)
British pound	(10)%	$(16)
Swiss franc	(10)%	$(25)
Chinese yuan	10%	$(5)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, we implemented a new system and modified our internal controls to facilitate the adoption of ASU 2016-02, Leases (Topic 842).  The adoption of this standard did not have a material impact to the condensed consolidated statement of operations or the condensed consolidated statement of cash flows. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 17 — Commitments and Contingencies to our accompanying condensed consolidated financial statements.
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
Date: November 6, 2019