Form 10-Q
period 2019-12-31
Novelis Inc.
filed 2020-02-11
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 10, 2020, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$2,715	$3,009	$8,491	$9,242
Cost of goods sold (exclusive of depreciation and amortization)	2,239	2,568	7,001	7,816
Selling, general and administrative expenses	131	129	380	373
Depreciation and amortization	91	88	267	260
Interest expense and amortization of debt issuance costs	59	67	185	201
Research and development expenses	21	18	58	50
Restructuring and impairment, net	3	1	36	2
Equity in net (income) loss of non-consolidated affiliates	1	(1)	1	(2)
Other (income) expenses, net	(3)	10	3	33
Business acquisition and other integration related costs	17	14	46	24
	$2,559	$2,894	$7,977	$8,757
Income before income taxes	156	115	514	485
Income tax provision	49	37	157	154
Net income	$107	$78	$357	$331
Net income attributable to noncontrolling interest	—	—	—	—
Net income attributable to our common shareholder	$107	$78	$357	$331
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in millions)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$107	$78	$357	$331
Other comprehensive income (loss):
Currency translation adjustment	79	(26)	(2)	(144)
Net change in fair value of effective portion of cash flow hedges	(7)	60	(23)	3
Net change in pension and other benefits	2	13	28	41
Other comprehensive income (loss) before income tax effect	$74	$47	$3	$(100)
Income tax provision (benefit) related to items of other comprehensive income (loss)	(1)	19	2	10
Other comprehensive income (loss), net of tax	75	28	1	(110)
Comprehensive income	$182	$106	$358	$221
Less: Comprehensive income attributable to noncontrolling interest, net of tax	1	1	4	2
Comprehensive income attributable to our common shareholder	$181	$105	$354	$219
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except number of shares)

	December 31, 2019	March 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$1,031	$950
Accounts receivable, net
— third parties (net of allowance for uncollectible accounts of $9 and $7 as of December 31, 2019 and March 31, 2019, respectively)	1,247	1,417
— related parties	170	164
Inventories	1,494	1,460
Prepaid expenses and other current assets	116	121
Fair value of derivative instruments	51	70
Assets held for sale	5	3
Total current assets	$4,114	$4,185
Property, plant and equipment, net	3,524	3,385
Goodwill	607	607
Intangible assets, net	311	351
Investment in and advances to non–consolidated affiliates	794	792
Deferred income tax assets	141	142
Other long–term assets	215	101
Total assets	$9,706	$9,563
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current portion of long–term debt	$19	$19
Short–term borrowings	51	39
Accounts payable
— third parties	1,744	1,986
— related parties	200	175
Fair value of derivative instruments	59	87
Accrued expenses and other current liabilities	541	616
Total current liabilities	$2,614	$2,922
Long–term debt, net of current portion	4,355	4,328
Deferred income tax liabilities	252	223
Accrued postretirement benefits	821	844
Other long–term liabilities	240	180
Total liabilities	$8,282	$8,497
Commitments and contingencies
Shareholder’s equity
Common stock, no par value; unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2019 and March 31, 2019	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	560	203
Accumulated other comprehensive income (loss)	(509)	(506)
Total equity of our common shareholder	$1,455	$1,101
Noncontrolling interest	(31)	(35)
Total equity	$1,424	$1,066
Total liabilities and equity	$9,706	$9,563

See Note 6 — Consolidation for information about our consolidated variable interest entity (VIE).

See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine Months Ended December 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$357	$331
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	267	260
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(32)	(4)
(Gain) loss on sale of assets	(1)	4
Impairment charges	13	—
Deferred income taxes, net	30	38
Equity in net (income) loss of non-consolidated affiliates	1	(2)
Amortization of debt issuance costs and carrying value adjustments	14	14
Other, net	2	(1)
Changes in operating assets and liabilities:
Accounts receivable	143	—
Inventories	(42)	(214)
Accounts payable	(176)	(17)
Other assets	(3)	(30)
Other liabilities	(109)	(55)
Net cash provided by (used in) operating activities	$464	$324
INVESTING ACTIVITIES
Capital expenditures	(422)	(210)
Acquisition of assets under a capital lease	—	(239)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	2
Proceeds from investment in and advances to non-consolidated affiliates, net	6	1
Proceeds (outflows) from the settlement of derivative instruments, net	3	2
Other	10	10
Net cash provided by (used in) investing activities	$(400)	$(434)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	79	—
Principal payments of long-term and short-term borrowings	(16)	(95)
Revolving credit facilities and other, net	(38)	109
Debt issuance costs	(3)	(2)
Net cash provided by (used in) financing activities	$22	$12
Net increase (decrease) in cash, cash equivalents and restricted cash	86	(98)
Effect of exchange rate changes on cash	(4)	(25)
Cash, cash equivalents and restricted cash — beginning of period	960	932
Cash, cash equivalents and restricted cash — end of period	$1,042	$809

Cash and cash equivalents	$1,031	$797
Restricted cash (Included in "Other long-term assets")	11	12
Cash, cash equivalents and restricted cash — end of period	$1,042	$809

Supplemental Disclosures:
Accrued capital expenditures	$100	$74
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)
(in millions, except number of shares)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2018	1,000	$—	$1,404	$(283)	$(261)	$(37)	$823
Adoption of Accounting Standards Updates	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	$—	$1,404	$(231)	$(277)	$(37)	$859
Net income attributable to our common shareholder	—	—	—	331	—	—	331
Currency translation adjustment included in AOCI	—	—	—	—	(144)	—	(144)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $2 million included in AOCI	—	—	—	—	5	—	5
Change in pension and other benefits, net of tax provision of $12 million included in AOCI	—	—	—	—	27	2	29
Balance as of December 31, 2018	1,000	$—	$1,404	$100	$(389)	$(35)	$1,080

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$203	$(506)	$(35)	$1,066
Net income attributable to our common shareholder	—	—	—	357	—	—	357
Currency translation adjustment included in AOCI	—	—	—	—	(2)	—	(2)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $6 million included in AOCI	—	—	—	—	(17)	—	(17)
Change in pension and other benefits, net of tax provision of $8 million included in AOCI	—	—	—	—	16	4	20
Balance as of December 31, 2019	1,000	$—	$1,404	$560	$(509)	$(31)	$1,424

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2018	1,000	$—	$1,404	$22	$(416)	$(36)	$974
Net income attributable to our common shareholder	—	—	—	78	—	—	78
Currency translation adjustment included in AOCI	—	—	—	—	(26)	—	(26)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $15 million included in AOCI	—	—	—	—	45	—	45
Change in pension and other benefits, net of tax provision of $4 million included in AOCI	—	—	—	—	8	1	9
Balance as of December 31, 2018	1,000	$—	$1,404	$100	$(389)	$(35)	$1,080

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2019	1,000	$—	$1,404	$453	$(583)	$(32)	$1,242
Net income attributable to our common shareholder	—	—	—	107	—	—	107
Currency translation adjustment included in AOCI	—	—	—	—	79	—	79
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 million included in AOCI	—	—	—	—	(6)	—	(6)
Change in pension and other benefits, net of tax provision of $0 million included in AOCI	—	—	—	—	1	1	2
Balance as of December 31, 2019	1,000	$—	$1,404	$560	$(509)	$(31)	$1,424

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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of December 31, 2019, we had manufacturing operations in nine countries on four continents: North America, South America, Asia and Europe, through 23 operating facilities, including recycling operations in twelve of these plants.
The March 31, 2019 condensed consolidated balance sheet data was derived from the March 31, 2019 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Form 10-K for the fiscal year ended March 31, 2019 filed with the United States Securities and Exchange Commission (SEC) on May 8, 2019. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
Consolidation Policy
Our condensed consolidated financial statements include the assets, liabilities, revenues and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control and entities in which we have a controlling financial interest or are deemed the primary beneficiary. We eliminate all significant intercompany accounts and transactions from our condensed consolidated financial statements. We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated "Net income attributable to our common shareholder" includes our share of net income (loss) of these entities.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Recently Issued Accounting Standards (Not yet adopted)

Standard	Adoption	Description	Disclosure Impact
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	April 1, 2021	The standard simplifies the accounting for income taxes by removing certain exceptions and improving the consistent application and simplification of GAAP.	The Company is currently evaluating the impact of this standard.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	Various	The standard provides various codification updates and improvements to address comments received.	The Company is currently evaluating the impact of this standard.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

3.    RESTRUCTURING AND IMPAIRMENT, NET
"Restructuring and impairment, net" includes restructuring costs, impairments, and other related expenses. "Restructuring and impairment, net" for the three and nine months ended December 31, 2019 totaled $3 million and $36 million, respectively. The restructuring and impairment expenses recognized during the three months ended December 31, 2019 primarily related to the impairment of certain long-lived assets in the Asia segment. The $36 million in restructuring and impairment expenses recognized during the nine months ended December 31, 2019 primarily related to the portfolio optimization plan to cease certain non-core operations in Europe that we announced during second quarter of the fiscal year ending March 31, 2020. We do not anticipate significant changes in relation to this restructuring plan between now and March 2020, the expected date that operations plan to cease, that would have a material impact on future results of operations, liquidity, and capital resources.
"Restructuring and impairment, net" for the three and nine months ended December 31, 2018 totaled $1 million and $2 million, respectively.
As of December 31, 2019, the restructuring liability totaled $36 million with $26 million included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" on our accompanying condensed consolidated balance sheet. As of December 31, 2019, the restructuring liability totaled $22 million for the Europe segment, $13 million for South America segment, and $1 million for the North America segment.
The following table summarizes our restructuring liability activity and other impairment charges (in millions).

	Total restructuring liabilities	Other restructuring charges (A)	Total restructuring charges	Other impairments (B)	Total restructuring and impairments, net
Balance as of March 31, 2019	$17
Fiscal 2020 Activity:
Expenses	23	11	$34	2	$36
Cash payments	(4)
Balance as of December 31, 2019	$36
____________________

(A)	Other restructuring charges include restructuring related impairments and period expenses that were not recorded through the restructuring liability.

(B)	Other impairment charges not related to restructuring activities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

4.    INVENTORIES
"Inventories" consists of the following (in millions).

	December 31, 2019	March 31, 2019
Finished goods	$389	$354
Work in process	703	684
Raw materials	225	254
Supplies	177	168
Inventories	$1,494	$1,460

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below presents the classification of leasing assets and liabilities.

Leases	Balance Sheet Classification	December 31, 2019
Assets
Operating lease right-of-use assets	Other long–term assets	$100
Finance lease assets (A)	Property, plant and equipment, net	2
Total lease assets		$102

Liabilities
Current
Operating lease liabilities	Accrued expenses and other current liabilities	$24
Finance lease liabilities	Current portion of long–term debt	—
Long term
Operating lease liabilities	Other long–term liabilities	75
Finance lease liabilities	Long–term debt, net of current portion	1
Total lease liabilities		$100
____________________

(A)	Finance lease assets are recorded net of accumulated depreciation of $6 million as of December 31, 2019.

The table below presents the classification of lease related expenses or income as reported on the condensed consolidated statements of operations. Amortization of and interest on liabilities related to finance leases were less than $1 million during the three and nine months ended December 31, 2019. Sublease income was less than $1 million during the three and nine months ended December 31, 2019.

Expense Type	Income Statement Classification	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease costs (A)	Selling, general and administrative expenses	$14	$38
____________________

(A)	Operating lease costs include short-term leases and variable lease costs.

Future minimum lease payments as of December 31, 2019, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases (A)	Finance leases (B)	Total
2020	$10	$—	$10
2021	27	—	27
2022	20	—	20
2023	15	—	15
2024	14	—	14
Thereafter	29	1	30
Total minimum lease payments	$115	$1	$116
Less: interest	16	—	16
Present value of lease liabilities	$99	$1	$100
____________________

(A)
Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of December 31, 2019.

(B)
Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of December 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents the weighted-average remaining lease term and discount rates.

Weighted-average remaining lease term (years)	As of December 31, 2019
Operating leases	6.5
Finance leases	6.4
Weighted-average discount rate
Operating leases	3.73%
Finance leases	3.18%

The following table presents supplemental information on our operating leases for the nine months ended December 31, 2019 (in millions). Operating and financing cash flows from finance leases were immaterial for the nine months ended December 31, 2019. Leased assets obtained in exchange for new operating and financing lease liabilities were $17 million for the nine months ended December 31, 2019, individually and in the aggregate.

Supplemental information	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$46

Disclosure related to periods prior to adoption of the new lease standard

The following table sets forth the aggregate minimum lease payments under finance and operating leases (in millions).

Fiscal Year Ending March 31,	Operating leases	Finance lease obligations
2020	$29	$—
2021	22	—
2022	16	—
2023	12	—
2024	10	—
Thereafter	17	1
Total minimum lease payments	$106	$1
Less: interest portion on finance leases		—
Principal obligation on finance leases		$1

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

	December 31, 2019	March 31, 2019
Assets
Current assets
Cash and cash equivalents	$6	$1
Accounts receivable, net	13	40
Inventories	87	72
Prepaid expenses and other current assets	2	1
Total current assets	$108	$114
Property, plant and equipment, net	23	29
Goodwill	12	12
Deferred income tax assets	64	64
Other long–term assets	39	27
Total assets	$246	$246
Liabilities
Current liabilities
Accounts payable	$41	$43
Accrued expenses and other current liabilities	20	21
Total current liabilities	$61	$64
Accrued postretirement benefits	241	245
Other long–term liabilities	3	1
Total liabilities	$305	$310

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

UAL

Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2019, Novelis and Kobe both hold 50% interests in UAL. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment and Novelis is not considered the primary beneficiary.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net sales	$285	$288	$893	$938
Costs and expenses related to net sales	285	284	880	926
Income tax provision	—	2	3	5
Net income	$—	$2	$10	$7
Purchases of tolling services from Alunorf (Novelis' share)	$59	$60	$186	$189

The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets (in millions). We had no other material related party balances with non-consolidated affiliates.

	December 31, 2019	March 31, 2019
Accounts receivable, net — related parties	$170	$164
Accounts payable — related parties	$200	$175

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2019 and 2018, we recorded “Net sales” of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2019 and March 31, 2019, there was $1 million and less than $1 million of outstanding "Accounts receivable, net — related parties" net of "Accounts payable — related parties" related to transactions with Hindalco, respectively. During each of the three and nine months ended December 31, 2019 and 2018, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

8.    DEBT
Debt consisted of the following (in millions).

	December 31, 2019				March 31, 2019
	Interest Rates (A)	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value	Principal	Unamortized Carrying Value Adjustments (B)	Carrying Value
Third party debt:
Short-term borrowings	2.74%	$51	$—	$51	$39	$—	$39
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.79%	1,746	(25)	1,721	1,760	(33)	1,727
Novelis Corporation
5.875% Senior Notes, due September 2026	5.875%	1,500	(16)	1,484	1,500	(19)	1,481
6.25% Senior Notes, due August 2024	6.25%	1,150	(11)	1,139	1,150	(14)	1,136
Novelis China
Bank loans, due through June 2027 (CNY 206 million)	4.90%	29	—	29	—	—	—
Other
Finance lease obligations and other debt, due through December 2026	4.75%	1	—	1	3	—	3
Total debt		$4,477	$(52)	$4,425	$4,452	$(66)	$4,386
Less: Short-term borrowings		(51)	—	(51)	(39)	—	(39)
Less: Current portion of long-term debt		(19)	—	(19)	(19)	—	(19)
Long-term debt, net of current portion		$4,407	$(52)	$4,355	$4,394	$(66)	$4,328
____________________

(A)
Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2019, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.

(B)	Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2019 (for our debt denominated in foreign currencies) are as follows (in millions).

As of December 31, 2019	Amount
Short-term borrowings and current portion of long-term debt due within one year	$70
2 years	18
3 years	1,712
4 years	2
5 years	1,155
Thereafter	1,520
Total	$4,477

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

             Senior Notes
As of December 31, 2019, we were in compliance with the covenants of our Senior Notes.
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

As of December 31, 2019, borrowings outstanding under the Term Loan Facility (excluding the incremental term loans) consisted of a $1.7 billion five-year secured term loan with $18 million due within one year. As of December 31, 2019, we were in compliance with the covenants of our Term Loan Facility.

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
In December 2019, at the request of our lenders, we entered into another amendment to our ABL Revolver Facility to add contractual terms required under the United States regulation commonly known as "QFC Stay Rules" to be included in certain contracts entered into by systematically important banking organization.
As of December 31, 2019, the ABL Revolver consisted of a $1.5 billion facility. As of December 31, 2019, the revolver had a zero balance and $16 million was utilized for letters of credit. There was $734 million in remaining availability, including $109 million of remaining availability which can be utilized for letters of credit, and we were in compliance with the covenants of our ABL Revolver Facility.

Other Short-Term Borrowings
As of December 31, 2019, $50 million of the $51 million in short-term borrowings was related to Brazil loans (BRL 202 million). We had $104 million in availability under our Novelis Korea revolving facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to $75 million in unsecured loans to support previously announced capital expansion projects in China.
Refer to our Form 10-K for the fiscal year ended March 31, 2019 for details on the issuances and respective covenants of our senior notes, short term credit facility, and senior secured credit facilities, which includes the Term Loan Facility and ABL Revolver facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

9.    SHARE-BASED COMPENSATION
During the nine months ended December 31, 2019, we granted 2,685,744 Hindalco phantom restricted stock units (RSUs) and 3,475,995 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense was $5 million and $11 million for the three and nine months ended December 31, 2019, respectively. Total compensation expense was $2 million and $14 million for the three and nine months ended December 31, 2018, respectively. As of December 31, 2019, the outstanding liability related to share-based compensation was $20 million.
The cash payments made to settle all SAR liabilities were $3 million and $4 million in the nine months ended December 31, 2019 and 2018, respectively. Total cash payments made to settle RSUs were $9 million and $14 million in the nine months ended December 31, 2019 and 2018, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $4 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $7 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the fiscal year ended March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

10.    POSTRETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below (in millions).

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
	2019	2018	2019	2018
Service cost	$10	$10	$2	$2
Interest cost	15	15	2	2
Expected return on assets	(18)	(17)	—	—
Amortization — losses, net	9	8	—	—
Termination benefits / curtailments	—	2	—	—
Net periodic benefit cost (A)	$16	$18	$4	$4

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Service cost	$30	$30	$8	$6
Interest cost	45	45	6	6
Expected return on assets	(54)	(49)	—	—
Amortization — losses, net	26	24	—	2
Termination benefits / curtailments	—	2	—	—
Net periodic benefit cost (A)	$47	$52	$14	$14
____________________
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Funded pension plans	$8	$5	$46	$21
Unfunded pension plans	3	3	8	9
Savings and defined contribution pension plans	8	8	25	24
Total contributions	$19	$16	$79	$54
During the remainder of fiscal 2020, we expect to contribute an additional $8 million to our funded pension plans, $3 million to our unfunded pension plans and $8 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

11.    CURRENCY (GAINS) LOSSES
The following currency (gains) losses are included in “Other (income) expenses, net” in the accompanying condensed consolidated statements of operations (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
(Gain) loss on remeasurement of monetary assets and liabilities, net	$12	$(1)	$6	$(7)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(12)	1	(4)	7
Currency (gains) losses, net	$—	$—	$2	$—
The following currency gains (losses) are included in “Accumulated other comprehensive income (loss)," net of tax and “Noncontrolling interest” in the accompanying condensed consolidated balance sheets (in millions).

	Nine Months Ended December 31, 2019	Fiscal Year Ended March 31, 2019

Cumulative currency translation adjustment — beginning of period	$(236)	$(65)
Effect of changes in exchange rates	(2)	(171)
Cumulative currency translation adjustment — end of period	$(238)	$(236)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

12.    FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented (in millions).

	December 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$5	$—	$(10)	$—	$(5)
Currency exchange contracts	8	2	(12)	(3)	(5)
Energy contracts	—	—	(6)	(4)	(10)
Total derivatives designated as hedging instruments	$13	$2	$(28)	$(7)	$(20)
Derivatives not designated as hedging instruments:
Metal contracts	18	—	(20)	—	(2)
Currency exchange contracts	20	—	(11)	—	9
Total derivatives not designated as hedging instruments	$38	$—	$(31)	$—	$7
Total derivative fair value	$51	$2	$(59)	$(7)	$(13)

	March 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent (A)	Current	Noncurrent (A)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$6	$—	$(10)	$—	$(4)
Currency exchange contracts	4	—	(15)	(1)	(12)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	$10	$—	$(26)	$(5)	$(21)
Derivatives not designated as hedging instruments:
Metal contracts	38	1	(34)	(1)	4
Currency exchange contracts	22	1	(27)	(1)	(5)
Total derivatives not designated as hedging instruments	$60	$2	$(61)	$(2)	$(1)
Total derivative fair value	$70	$2	$(87)	$(7)	$(22)

____________________

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2019 and March 31, 2019.

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
In addition to aluminum, we entered into LME copper and LMP forward contracts. As of December 31, 2019 and March 31, 2019, the fair value of these contracts represented an asset of less than $1 million. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

	December 31, 2019	March 31, 2019
Hedge type
Purchase (sale)
Cash flow purchases	34	—
Cash flow sales	(409)	(353)
Not designated	(28)	15
Total, net	(403)	(338)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $869 million and $703 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2019 and March 31, 2019, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of December 31, 2019 and March 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

As of December 31, 2019 and March 31, 2019, we had outstanding foreign currency exchange contracts with a total notional amount of $721 million and $737 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal 2020 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of December 31, 2019 and March 31, 2019, 1 million of notional megawatt hours was outstanding and the fair value of this swap was a liability of $5 million and $3 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 11 million MMBTUs designated as cash flow hedges as of December 31, 2019, and the fair value was a liability of $5 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2019 and the fair value was a liability of $2 million. As of December 31, 2019 and March 31, 2019, we had notionals of less than 1 million MMBTU forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of December 31, 2019 and March 31, 2019 was a liability of less than $1 million. The average duration of undesignated contracts is less than three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 5 million gallons designated as cash flow hedges as of December 31, 2019, and the fair value was a liability of less than $1 million. There was a notional of 8 million gallons designated as cash flow hedges as of March 31, 2019, and the fair value was a liability of less than $1 million.
Interest Rate
As of December 31, 2019 and March 31, 2019, we had no outstanding interest rate swaps.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Derivative instruments not designated as hedges
Metal contracts	$2	$(1)	$(2)	$(7)
Currency exchange contracts	14	1	6	(8)
Energy contracts (A)	1	(2)	4	3
Gain (loss) recognized in "Other (income) expenses, net"	$17	$(2)	$8	$(12)
Derivative instruments designated as hedges
Gain (loss) recognized in "Other (income) expenses, net" (B)	$—	$2	$2	$2
Total gain (loss) recognized in "Other (income) expenses, net"	$17	$—	$10	$(10)
Balance sheet remeasurement currency exchange contract losses	$12	$(1)	$4	$(7)
Realized gains (losses), net	(1)	7	(9)	6
Unrealized gains (losses) on other derivative instruments, net	6	(6)	15	(9)
Total gain (loss) recognized in "Other (income) expenses, net"	$17	$—	$10	$(10)
 _________________________

(A)	Includes amounts related to diesel swaps not designated as hedges, and electricity swap settlements.

(B)
Amount includes: forward market premium/discount excluded from hedging relationship on designated foreign currency capital expenditure contracts; releases to income from AOCI on balance sheet remeasurement contracts.

The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges (in millions). Within the next twelve months, we expect to reclassify $20 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
Cash flow hedging derivatives
Metal contracts	$(24)	$95	$52	$59	$—	$—	$—	$—
Currency exchange contracts	26	(3)	(16)	(38)	—	2	2	2
Energy contracts	(1)	3	(10)	4	—	—	—	—
Total	$1	$95	$26	$25	$—	$2	$2	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
	2019	2018	2019	2018
Cash flow hedging derivatives
Energy contracts (A)	$(1)	$(1)	$(3)	$(2)	Cost of goods sold (B)
Metal contracts	(2)	—	(3)	—	Cost of goods sold (B)
Metal contracts	15	42	68	42	Net sales
Currency exchange contracts	(2)	(3)	(3)	(10)	Cost of goods sold (B)
Currency exchange contracts	—	—	—	(1)	Selling, general and administrative expenses
Currency exchange contracts	(3)	(3)	(10)	(6)	Net sales
Currency exchange contracts	—	—	(1)	(1)	Depreciation and amortization
Total	$7	$35	$48	$22	Income (loss) before taxes
	(1)	(9)	(11)	(7)	Income tax (provision) benefit
	$6	$26	$37	$15	Net gain (loss)
_________________________

(A)	Includes amounts related to electricity, natural gas, and diesel swaps.

(B)	"Cost of goods sold" is exclusive of depreciation and amortization.

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive income (loss)" into earnings and the amount excluded from the assessment of effectiveness for the periods presented (in millions).

	Three Months Ended December 31, 2019					Nine Months Ended December 31, 2019
	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$15	$(2)	$—	$—	$—	$68	$(3)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(3)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(2)	$—	$—	$—	$(10)	$(3)	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended December 31, 2018					Nine Months Ended December 31, 2018
	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$42	$—	$—	$—	$—	$42	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(2)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(3)	$—	$—	$—	$(6)	$(10)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

13.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables summarize the change in the components of Accumulated other comprehensive income (loss), net of tax and excluding "Noncontrolling interest", for the periods presented (in millions).

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)
Other comprehensive income (loss) before reclassifications	79	—	(5)	74
Amounts reclassified from AOCI, net	—	(6)	6	—
Net current-period other comprehensive income (loss)	79	(6)	1	74
Balance as of December 31, 2019	$(238)	$(39)	$(232)	$(509)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of September 30, 2018	$(183)	$(12)	$(221)	$(416)
Other comprehensive income (loss) before reclassifications	(26)	71	2	47
Amounts reclassified from AOCI, net	—	(26)	6	(20)
Net current-period other comprehensive income (loss)	(26)	45	8	27
Balance as of December 31, 2018	$(209)	$33	$(213)	$(389)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive income (loss) before reclassifications	(2)	20	(2)	16
Amounts reclassified from AOCI, net	—	(37)	18	(19)
Net current-period other comprehensive income (loss)	(2)	(17)	16	(3)
Balance as of December 31, 2019	$(238)	$(39)	$(232)	$(509)

	Currency Translation	(A) Cash Flow Hedges	(B) Postretirement Benefit Plans	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive income (loss) before reclassifications	(144)	20	7	(117)
Amounts reclassified from AOCI, net	—	(15)	20	5
Net current-period other comprehensive income (loss)	(144)	5	27	(112)
Balance as of December 31, 2018	$(209)	$33	$(213)	$(389)
 _________________________

(A)	For additional information on our cash flow hedges, see Note 12 — Financial Instruments and Commodity Contracts.

(B)	For additional information on our postretirement benefit plans, see Note 10 — Postretirement Benefit Plans.

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
For the electricity swap, the average forward price at December 31, 2019, estimated using the method described above, was $39 per megawatt hour, which represented an approximately $1 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $33 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy.  This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2019 and March 31, 2019, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2019 and March 31, 2019 (in millions). The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2019		March 31, 2019
	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$23	$(30)	$45	$(45)
Currency exchange contracts	30	(26)	27	(44)
Energy contracts	—	(5)	—	(2)
Total level 2 instruments	$53	$(61)	$72	$(91)
Level 3 instruments:
Energy contracts	—	(5)	—	(3)
Total level 3 instruments	$—	$(5)	$—	$(3)
Total gross	$53	$(66)	$72	$(94)
Netting adjustment (A)	$(22)	$22	$(36)	$36
Total net	$31	$(44)	$36	$(58)
 _________________________

(A)	Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other (income) expenses, net" for the three and nine months ended December 31, 2019 related to Level 3 financial instruments.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts (in millions).

Level 3 – Derivative Instruments (A)
Balance as of March 31, 2019	$(3)
Unrealized/realized gain (loss) included in earnings (B)	3
Unrealized/realized gain (loss) included in AOCI (C)	(4)
Settlements (B)	(1)
Balance as of December 31, 2019	$(5)
_________________________

(A)	Represents net derivative liabilities.

(B)	Included in “Other (income) expenses, net.”

(C)	Included in "Net change in fair value of effective portion of cash flow hedges."
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

	December 31, 2019		March 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Total debt — third parties (excluding short-term borrowings)	$4,374	$4,618	$4,347	$4,472

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

15.    OTHER (INCOME) EXPENSES, NET
“Other (income) expenses, net” is comprised of the following (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Currency (gains) losses, net (A)	$—	$—	$2	$—
Unrealized (gains) losses on change in fair value of derivative instruments, net (B)	(6)	6	(15)	9
Realized (gains) losses on change in fair value of derivative instruments, net (B)	1	(7)	9	(6)
(Gain) loss on sale of assets, net	1	2	(1)	4
(Gain) loss on Brazilian tax litigation, net (C)	(8)	—	(7)	1
Interest income	(2)	(3)	(8)	(8)
Non-operating net periodic benefit cost	8	8	23	24
Other, net	3	4	—	9
Other (income) expenses, net	$(3)	$10	$3	$33
 _________________________

(A)	See Note 11 — Currency (Gains) Losses for further details.

(B)	See Note 12 — Financial Instruments and Commodity Contracts for further details.

(C)	See Note 17 — Commitments and Contingencies for further details.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

16.    INCOME TAXES
For the three and nine months ended December 31, 2019, we had effective tax rates of 31% and 30%, respectively. For the three and nine months ended December 31, 2018, we had effective tax rates of 33% and 32%, respectively. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, also driven by changes in valuation allowances, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits.
As of December 31, 2019, we had a net deferred tax liability of $111 million. This amount included gross deferred tax assets of approximately $1.1 billion and a valuation allowance of $746 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2005 through 2018. As a result of audit settlements, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount estimated to be less than $1 million.
In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), effective at the federal level on January 1, 2020. The impacts of Swiss Tax Reform at the federal level did not have a material impact to the Company's financial statements. In addition to federal level implications, Swiss Tax Reform also results in the abolishment of preferential tax regimes by the cantons and, in addition, provides the cantons with parameters for establishing local tax rates and regulations.
Novelis operates in the cantons of Zurich and Valais. In October 2019, the canton of Zurich enacted Swiss Tax Reform on the cantonal level into law. As a result, we recognized an increase to net deferred tax assets of approximately $4 million during the quarter ended December 31, 2019. The company considers the income tax impact of Swiss Tax Reform in the canton of Zurich to be an estimate based on the Company's current interpretation and is subject to change upon valuation and further legislative guidance. The canton of Valais has not completed the enactment of Swiss Tax Reform on the cantonal level and therefore, no tax impact was recorded during the quarter ended December 31, 2019.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2019 and March 31, 2019 were approximately $8 million and $9 million, respectively. Of the total $8 million at December 31, 2019, $7 million was associated with restructuring actions and the remaining $1 million is associated with undiscounted environmental clean-up costs. As of December 31, 2019, $4 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets.

Brazilian Tax Litigation

Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of December 31, 2019 and March 31, 2019 were $37 million and $44 million, respectively. As of December 31, 2019, $8 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets.

In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $23 million as of December 31, 2019 and March 31, 2019. As of December 31, 2019, $2 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long-term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in "Other (income) expenses, net" on the consolidated statement of operations.

During the quarter ended December 31, 2019, we received a favorable ruling from the Brazilian court that recognized the right to exclude certain taxes related to contribution to the social integration program and social security contribution on gross revenues, also known as PIS and COFINS. The ruling excludes taxes on value-added tax sales and services (defined as ICMS within Brazil, similar to VAT within the United States) from the calculation basis of PIS and COFINS from calendar years 2015 to 2017. As a result of this case, we have the right to apply for tax credits for the amounts overpaid during that period. The mentioned credit and corresponding interest can be used to offset various Brazilian federal taxes in future years. The exact methodology to compute the amount of the tax credit is still being determined by the tax authorities. We have estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, of $5 million (translated into US dollars as of December 31, 2019) associated with tax years 2015 to 2017. We reflected this benefit by recording $8 million in "Other (income) expenses, net" on the consolidated statement of operations, offset by $3 million of "Income tax provision" in our consolidated statement of operations.
For additional information, please refer to our Form 10-K for the fiscal year ended March 31, 2019.

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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 — Business and Summary of Significant Accounting Policies shown in our Form 10-K for the fiscal year ended March 31, 2019.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Selected Segment Financial Information

December 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$481	$313	$—	$—	$794
Total assets	$3,279	$2,959	$1,627	$1,558	$283	$9,706

March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$478	$314	$—	$—	$792
Total assets	$2,918	$2,872	$1,717	$1,831	$225	$9,563

Selected Operating Results Three Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$981	$717	$478	$466	$73	$2,715
Net sales-intersegment	—	19	7	15	(41)	—
Net sales	$981	$736	$485	$481	$32	$2,715

Depreciation and amortization	$39	$29	$16	$17	$(10)	$91
Income tax provision	$5	$5	$9	$33	$(3)	$49
Capital expenditures	$67	$21	$23	$15	$(4)	$122

Selected Operating Results Three Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$1,116	$745	$532	$547	$69	$3,009
Net sales-intersegment	—	41	17	7	(65)	—
Net sales	$1,116	$786	$549	$554	$4	$3,009

Depreciation and amortization	$38	$30	$14	$16	$(10)	$88
Income tax provision	$10	$(4)	$5	$18	$8	$37
Capital expenditures	$39	$20	$24	$17	$(4)	$96

Selected Operating Results Nine Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$3,167	$2,239	$1,468	$1,390	$227	$8,491
Net sales-intersegment	—	103	12	40	(155)	—
Net sales	$3,167	$2,342	$1,480	$1,430	$72	$8,491

Depreciation and amortization	$115	$86	$47	$50	$(31)	$267
Income tax provision	$33	$5	$22	$88	$9	$157
Capital expenditures	$231	$44	$95	$53	$(1)	$422

Selected Operating Results Nine Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales-third party	$3,448	$2,430	$1,591	$1,577	$196	$9,242
Net sales-intersegment	1	87	33	23	(144)	—
Net sales	$3,449	$2,517	$1,624	$1,600	$52	$9,242

Depreciation and amortization	$112	$86	$47	$49	$(34)	$260
Income tax provision	$42	$4	$17	$75	$16	$154
Capital expenditures	$89	$50	$35	$38	$(2)	$210

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The table below displays the reconciliation from “Net income attributable to our common shareholder” to segment income from reportable segments (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income attributable to our common shareholder	$107	$78	$357	$331
Noncontrolling interest	—	—	—	—
Income tax provision	49	37	157	154
Depreciation and amortization	91	88	267	260
Interest expense and amortization of debt issuance costs	59	67	185	201
Adjustment to reconcile proportional consolidation	13	14	42	45
Unrealized (gains) losses on change in fair value of derivative instruments, net	(6)	6	(15)	9
Realized (gains) losses on derivative instruments not included in segment income	(1)	—	2	(1)
Restructuring and impairment, net	3	1	36	2
(Gain) loss on sale of fixed assets	1	2	(1)	4
Metal price lag	11	13	18	(21)
Business acquisition and other integration related costs	17	14	46	24
Other, net	(1)	2	(5)	3
Segment income from reporting segments	$343	$322	$1,089	$1,011

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

“Realized (gains) losses on derivative instruments not included in segment income” represents foreign currency derivatives not related to operations.

"Other, net" is related primarily to losses on certain indirect tax expenses in Brazil and interest income.

The table below displays segment income from reportable segments by region (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
North America	$127	$125	$468	$395
Europe	47	48	160	170
Asia	55	49	154	151
South America	116	100	309	295
Eliminations and other	(2)	—	(2)	—
Segment income from reporting segments	$343	$322	$1,089	$1,011

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our Net sales by value stream (in millions).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Can	$1,536	$1,636	$4,714	$4,976
Automotive	679	715	2,060	2,212
Specialty (and other)	500	658	1,717	2,054
Net sales	$2,715	$3,009	$8,491	$9,242

Major Customers
The following table displays net sales to customers representing 10% or more of our total “Net sales.”

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Ball	24%	22%	23%	22%
Ford	10%	11%	10%	10%

Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Purchases from RT as a percentage of total combined metal purchases	12%	10%	11%	10%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

19.    SUBSEQUENT EVENTS
Debt
In January 2020, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.6 billion in aggregate principal amount of 4.75% Senior Notes due 2030 (the "2030 Senior Notes"). The proceeds were used to refinance all of Novelis Corporation's 6.25% Senior Notes due 2024 and the remainder is planned to be utilized to pay a portion of the consideration for the proposed acquisition of Aleris Corporation. If the proposed acquisition is not consummated, Novelis intends to use any remaining proceeds of the issuance for general corporate purposes. The 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030. The 2030 Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.

On January 21, 2020, the commitments under the Term Loan Increase Joinder Amendment and the Short Term Credit Agreement expired. The lenders who had provided such commitments have provided new commitments for a new $775 million secured incremental term loan and a new $1.1 billion unsecured short term credit agreement. These commitments are subject to execution of definitive documentation.

On February 6, 2020, we entered into an amendment (the "Term Loan Amendment") to our term loan credit agreement, dated as of January 10, 2017, among Novelis Inc. and Novelis Acquisitions LLC, as borrowers, the guarantors party thereto, Standard Chartered Bank, as administrative agent and collateral agent, and the lenders party thereto (the "Term Loan"). The Term Loan Amendment modifies the Term Loan by amending certain terms to facilitate the closing of the previously announced proposed acquisition of Aleris Corporation.

Acquisition
In July 2018, we entered into an agreement to acquire Aleris Corporation, a global supplier of rolled aluminum products. The acquisition is subject to the receipt of customary regulatory and antitrust approvals, including those described below.
U.S. Antitrust
On September 4, 2019, the United States Department of Justice (DOJ) filed a lawsuit to block our acquisition of Aleris on the grounds that it would substantially lessen competition in the US automotive body sheet market. The DOJ contemporaneously announced an agreement with us to resolve the antitrust issues through binding arbitration.  The agreement includes a timetable and process for resolving the DOJ’s concerns and closing the acquisition prior to completing the arbitration.  If we lose the arbitration, we will be required to divest Aleris’ Lewisport, Kentucky manufacturing plant.
China Antitrust

On December 20, 2019, the State Administration for Market Regulation in China (SAMR) announced its approval of our proposed acquisition of Aleris, conditioned on the divestiture of Duffel. SAMR’s approval of the transaction is also subject to its approval of the proposed buyer of Duffel, Liberty House Group.

CFIUS

On February 13, 2019, we received clearance from the United States Committee on Foreign Investment in the United States (CFIUS) in connection with our proposed acquisition of Aleris. CFIUS concluded that there are no unresolved national security issues with respect to the acquisition.
EU Antitrust
On October 1, 2019, the European Commission (EC) announced its approval of our proposed acquisition of Aleris, conditioned on the divestiture of Aleris’ Duffel, Belgium manufacturing plant to a buyer to be approved by the EC.  The EC is currently reviewing the proposed buyer of the plant, Liberty House Group, a UK-based industrial conglomerate.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Subsequent to the quarter ended December 31, 2019, the EC informed us on January 10, 2020 that it would require additional time to review the suitability of the proposed buyer of the Duffel plant and that its review would not be completed by the outside date under the merger agreement, which would allow either Novelis or Aleris to terminate the acquisition upon giving notice of termination to the other party.
We remain committed to completing the transaction and will continue to work with Aleris to consummate the acquisition. However, there can be no assurance that we will receive approval of the proposed buyer of the Duffel plant from the EC or otherwise consummate the acquisition at all. If the acquisition agreement is terminated, we may be required to pay a break fee of $150 million, as provided in the acquisition agreement.

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

OVERVIEW AND REFERENCES

Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2019, we had manufacturing operations in nine countries on four continents, which include 23 operating plants, and recycling operations in twelve of these plants.
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
References to our Form 10-K made throughout this document refer to our Form 10-K for the fiscal year ended March 31, 2019, filed with the United States Securities and Exchange Commission (SEC) on May 8, 2019.

HIGHLIGHTS
We reported "Net income attributable to our common shareholder" of $107 million, an increase of 37% compared to $78 million in the prior comparable period. We reported segment income of $343 million, an increase of 7% compared to $322 million in the prior comparable period. Operational performance was driven by portfolio optimization efforts, operating cost efficiencies, and favorable foreign exchange, partially offset by less favorable recycling benefits due to lower average LME aluminum prices. Further, these factors drove net cash provided by operating activities to $464 million for the nine months ended December 31, 2019, an improvement of $140 million over the comparable prior period.

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

Meanwhile, the demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe and Asia in recent years, and is driving our additional investments in Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. Further, we signed a definitive agreement to acquire Aleris, which would further diversify our global footprint and product portfolio. The acquisition is subject to the receipt of customary regulatory and antitrust approvals, as described in Note 19 - Subsequent Events.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
(in millions, except percentages and shipments, which are in kt)	June 30, 2018	Sept 30, 2018	Dec 31, 2018	March 31, 2019	March 31, 2019	June 30, 2019	Sept 30, 2019	Dec 31, 2019
Net sales	$3,097	$3,136	$3,009	$3,084	$12,326	$2,925	$2,851	$2,715
Percentage increase in net sales versus comparable previous year period	16%	12%	3%	1%	8%	(6)%	(9)%	(10)%
Rolled product shipments:
North America	274	295	279	294	1,142	289	286	269
Europe	232	229	211	246	918	234	245	224
Asia	175	168	182	198	723	184	177	173
South America	126	126	142	143	537	139	141	146
Eliminations	(10)	(11)	(14)	(11)	(46)	(16)	(14)	(15)
Total	797	807	800	870	3,274	830	835	797

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	—%	8%	4%	8%	5%	5%	(3)%	(4)%
Europe	(1)%	(3)%	(5)%	4%	(1)%	1%	7%	6%
Asia	(3)%	(7)%	3%	14%	2%	5%	5%	(5)%
South America	15%	(4)%	(3)%	5%	3%	10%	12%	3%
Total	2%	1%	1%	8%	3%	4%	3%	—%

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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2019	2018	Change	2019	2018	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,704	$2,012	(15)%	$1,900	$1,997	(5)%
Average cash price during the period	$1,754	$1,968	(11)%	$1,769	$2,094	(16)%
Closing cash price as of end of period	$1,800	$1,870	(4)%	$1,800	$1,870	(4)%
The weighted average local market premium are as follows:

	Three Months Ended December 31,		Percent	Nine Months Ended December 31,		Percent
	2019	2018	Change	2019	2018	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$191	$248	(23)%	$224	$279	(20)%

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

			Average Exchange Rate		Average Exchange Rate
			Three Months Ended		Nine Months Ended
	Exchange Rate as of		December 31,		December 31,
	December 31, 2019	March 31, 2019	2019	2018	2019	2018
U.S. dollar per euro	1.123	1.123	1.113	1.136	1.113	1.161
Brazilian real per U.S. dollar	4.031	3.897	4.086	3.819	4.005	3.825
South Korean won per U.S. dollar	1,158	1,138	1,169	1,127	1,179	1,111
Canadian dollar per U.S. dollar	1.297	1.336	1.313	1.336	1.323	1.311
Swiss franc per euro	1.087	1.118	1.096	1.132	1.047	1.146

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018
"Net sales" were $2,715 million, a decrease of 10%, primarily due to an 11% decrease in average base aluminum prices.
"Cost of goods sold (exclusive of depreciation and amortization)" was $2,239 million, a decrease of 13%, and was also attributable to decreases in average base aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $296 million over the prior period.
"Income before income taxes" was $156 million, compared to $115 million in the prior period. This change is primarily a result of the factors noted above.

We recognized $49 million of tax expense for the three months ended December 31, 2019, which resulted in an effective tax rate of 31%. This tax rate was primarily due to the results of operations and the unfavorable impact of the strengthening Brazilian real, offset by a $4 million deferred tax benefit booked in accordance with Swiss Tax Reform. We recognized $37 million of tax expense in the prior comparable period, which resulted in an effective tax rate of 33%. This tax rate was primarily due to the results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company determined it more likely than not that the loss will not be utilized.
We reported “Net income attributable to our common shareholder” of $107 million and $78 million for the three months ended December 31, 2019 and 2018, respectively, primarily as a result of the factors discussed above.

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

Selected Operating Results Three Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$981	$736	$485	$481	$32	$2,715
Shipments (in kt):
Rolled products - third party	269	218	170	140	—	797
Rolled products - intersegment	—	6	3	6	(15)	—
Total rolled products	269	224	173	146	(15)	797
Non-rolled products	10	2	1	23	—	36
Total shipments	279	226	174	169	(15)	833

Selected Operating Results Three Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,116	$786	$549	$554	$4	$3,009
Shipments (in kt):
Rolled products - third party	279	206	176	139	—	800
Rolled products - intersegment	—	5	6	3	(14)	—
Total rolled products	279	211	182	142	(14)	800
Non-rolled products	—	12	2	—	—	14
Total shipments	279	223	184	142	(14)	814

The following table reconciles changes in segment income for the three months ended December 31, 2018 to the three months ended December 31, 2019 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other (A)	Total
Segment income - Three Months Ended December 31, 2018	$125	$48	$49	$100	$—	$322
Volume	(15)	16	(7)	5	(3)	(4)
Conversion premium and product mix	5	(9)	11	—	(2)	5
Conversion costs	10	(9)	3	(2)	6	8
Foreign exchange	2	—	1	3	—	6
Selling, general & administrative and research & development costs (B)	(3)	(1)	(2)	3	(3)	(6)
Other changes	3	2	—	7	—	12
Segment income - Three Months Ended December 31, 2019	$127	$47	$55	$116	$(2)	$343
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
North America
“Net sales” decreased $135 million, or 12%, driven by a decrease in average base aluminum prices along with a decrease in specialty shipments. Segment income was $127 million, an increase of 2%, primarily due to favorable price and product mix and lower operating costs, partially offset by a decrease in specialty shipments.
Europe
“Net sales” decreased $50 million, or 6%, primarily driven by a decrease in average base aluminum prices, partially offset by an increase in shipments. Segment income was $47 million, a decrease of 2%, primarily due to unfavorable price and product mix and less favorable recycling benefits, partially offset by increased shipments.
Asia
“Net sales” decreased $64 million, or 12%, primarily driven by a decrease in average base aluminum prices and lower specialty shipments. Segment income was $55 million, an increase of 12%, primarily due to favorable price and product mix, partially offset by lower specialty shipments.
South America
“Net sales” decreased $73 million, or 13%, primarily driven by a decrease in average base aluminum prices, partially offset by higher can shipments. Segment income was $116 million, an increase of 16%, primarily due to increased shipments and tax recoveries.

Nine Months Ended December 31, 2019 Compared to the Nine Months Ended December 31, 2018
“Net sales” were $8,491 million, a decrease of 8%, primarily due to a 16% decrease in average base aluminum prices partially offset by a 2% increase in flat rolled product shipments and favorable price and product mix.
“Cost of goods sold (exclusive of depreciation and amortization)” was $7,001 million, a decrease of 10%, and was also due to decreases in average base aluminum prices and cost efficiencies. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)” decreased $757 million over the prior period.
Both "Net sales" and "Cost of goods sold (exclusive of depreciation and amortization" are impacted by the timing of fluctuations in local market premiums and LME base aluminum prices which resulted in $18 million of unfavorable metal price lag compared to $21 million of favorable metal price lag in the prior period.
“Income before income taxes” was $514 million, compared to $485 million in the comparable period. In addition to the factors noted above, the following items affected “Income before income taxes:”

•
"Business acquisition and other integration related costs" of $46 million compared to $24 million in the comparable period related primarily to professional fees associated with the further progressed, proposed Aleris acquisition;

•
"Restructuring and impairment, net" of $36 million primarily related to severance and impairments associated with the closure of certain non-core operations in Europe. See Note 3 — Restructuring and Impairment; and

•
"Other (income) expense, net" of $33 million compared to $3 million in the comparable period. This change primarily related to a change in unrealized (gains) losses on change in fair value of derivative instruments, net period over period. See Note 15 — Other (Income) Expenses, Net.

We recognized $157 million of tax expense for the nine months ended December 31, 2019, which resulted in an effective tax rate of 30%. This tax rate is primarily due to the results of operations, including changes in valuation allowances and unfavorable impact of the strengthening Brazilian real, offset by a deferred tax benefit of $4 million in accordance with Swiss Tax Reform. We recognized $154 million of tax expense in the prior comparable period which resulted in an effective tax rate of 32%. This tax rate is primarily due to results of operations, including recording a valuation allowance for tax losses in jurisdictions where the company has determined it is more likely than not that the loss will not be utilized.
We reported “Net income attributable to our common shareholder” of $357 million and $331 million for the nine months ended December 31, 2019 and 2018, respectively, primarily as a result of the factors discussed above.

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

Selected Operating Results Nine Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,167	$2,342	$1,480	$1,430	$72	$8,491
Shipments
Rolled products - third party	844	678	529	411	—	2,462
Rolled products - intersegment	—	25	5	15	(45)	—
Total rolled products	844	703	534	426	(45)	2,462
Non-rolled products	33	16	3	79	(12)	119
Total shipments	877	719	537	505	(57)	2,581

Selected Operating Results Nine Months Ended December 31, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,449	$2,517	$1,624	$1,600	$52	$9,242
Shipments
Rolled products - third party	848	656	514	386	—	2,404
Rolled products - intersegment	—	16	11	8	(35)	—
Total rolled products	848	672	525	394	(35)	2,404
Non-rolled products	2	19	5	67	—	93
Total shipments	850	691	530	461	(35)	2,497

The following table reconciles changes in segment income for the nine months ended December 31, 2018 to the nine months ended December 31, 2019 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other (A)	Total
Segment income - Nine Months Ended December 31, 2018	$395	$170	$151	$295	$—	$1,011
Volume	(6)	36	5	35	(16)	54
Conversion premium and product mix	47	(29)	15	9	—	42
Conversion costs	26	(8)	(9)	(51)	16	(26)
Foreign exchange	3	(7)	—	12	—	8
Selling, general & administrative and research & development costs (B)	(3)	(5)	(8)	2	(6)	(20)
Other changes	6	3	—	7	4	20
Segment income - Nine Months Ended December 31, 2019	$468	$160	$154	$309	$(2)	$1,089
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

North America
“Net sales” decreased $282 million, or 8%, driven by a decrease in average aluminum prices and lower specialty shipments, partially offset by increased can and automotive shipments. Segment income was $468 million, an increase of 18%, primarily due to favorable price and product mix and operating costs.

Europe
“Net sales” decreased $175 million, or 7%, driven by lower average aluminum prices partially offset by increased shipments. Segment income was $160 million, a decrease of 6%, primarily due to unfavorable price and product mix, cost inflation, and unfavorable foreign exchange, partially offset by higher shipments.
Asia
“Net sales” decreased $144 million, or 9%, driven by lower average aluminum prices and lower specialty shipments, partially offset by increased can shipments. Segment income was $154 million, an increase of 2%, primarily driven by increased volume and favorable price and product mix, partially offset by less favorable recycling benefits.
South America
“Net sales” decreased $170 million, or 11%, driven by lower average aluminum prices, partially offset by increased can shipments. Segment income was $309 million, an increase of 5%, primarily due to higher volume, favorable price and product mix, favorable foreign exchange, and tax recoveries, partially offset by cost inflation and less favorable recycling benefits.

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
Non-Guarantor Information

As of December 31, 2019, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) "Net sales", (b) Adjusted EBITDA (segment income), and (c) "Total assets" of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the nine months ended December 31, 2019)	21%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2019)	13%
Assets owned by non-guarantor subsidiaries (as of December 31, 2019)	16%

In addition, for the nine months ended December 31, 2019 and 2018, the Company’s subsidiaries that are not guarantors had net sales of $2.0 billion, respectively, and, as of December 31, 2019, those subsidiaries had assets of $2.1 billion and debt and other liabilities of $1.3 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of December 31, 2019 and March 31, 2019 is as follows (in millions).

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$1,031	$950
Availability under committed credit facilities (A)	838	897
Total available liquidity	$1,869	$1,847
 _________________________

(A)	Our availability under committed credit facilities does not include the financing for Aleris.
The increase in total available liquidity is primarily related to free cash flow of $61 million, partially offset by cash capital spending related to strategic investments and decreases in availability under committed credit facilities. See Note 8 — Debt for more details about our availability under committed credit facilities.
The “Cash and cash equivalents” balance above includes cash held in foreign countries in which we operate. As of December 31, 2019, we held $5 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2019, we held $827 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2019, we do not believe adverse tax consequences exist that restrict our use of “Cash or cash equivalents” in a material manner.

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents (in millions).

	Nine Months Ended December 31,
	2019	2018	Change
Net cash provided by (used in) operating activities	$464	$324	$140
Net cash provided by (used in) investing activities	(400)	(434)	34
Plus: Cash used in the acquisition of assets under a capital lease	—	239	(239)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(3)	(2)	(1)
Free cash flow	$61	$127	$(66)
Ending cash and cash equivalents	$1,031	$797	$234

Operating Activities
The increase in "Net cash provided by operating activities" primarily relates to higher segment income primarily driven by increased shipments and favorable price and product mix. The net change in working capital was primarily driven by decreases in accounts payable along with lower quantities of inventory.

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
Financing Activities
During the nine months ended December 31, 2019, we borrowed $29 million of long term debt in China to fund capital expansion projects and $50 million in short term borrowings in Brazil to fund certain short term commitments. We made principal repayments of $14 million on our Term Loan Facility and $2 million in finance leases and other repayments. The net cash outflow from our revolving credit facilities balance are primarily related to $38 million in payments on our China short term credit facility. We incurred $3 million in debt issuance costs.
During the nine months ended December 31, 2018 there were no issuances of long-term borrowings. We made principal repayments of $77 million on Korean long-term debt, $14 million on our Term Loan Facility, $3 million on finance leases, and $1 million of other repayments. The net cash proceeds from our credit facilities' balance is related to proceeds of $92 million on our ABL Revolver and $17 million on our China credit facilities. We incurred $2 million in debt issuance costs.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019 and March 31, 2019, we are not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 8 — Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended March 31, 2019 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as otherwise disclosed in Note 1 — Business and Summary of Significant Accounting Policies related to the adoption of new accounting standards (including ASC 842 - Leases), there were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended March 31, 2019.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectation that we will be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to operate our business. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.  Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks relating to, and our ability to consummate, pending and future acquisitions, investments or divestitures, including the proposed acquisition of Aleris Corporation and related divestitures; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our Form 10-K for the fiscal year ended March 31, 2019 and see the following sections of the report: "Part I. Item 1A. Risk Factors," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 7. Critical Accounting Policies and Estimates."

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
Commodity Price Risks
Metal
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2019, given a 10% change in prices (in millions).

	Change in Price	Change in Fair Value
Aluminum	10%	$(73)
Copper	(10)%	$—
Energy
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2019, given a 10% decline in spot prices for energy contracts (in millions).

	Change in Price	Change in Fair Value
Electricity	(10)%	$(2)
Natural gas	(10)%	$(3)
Diesel fuel	(10)%	$(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential effect on the fair values of these derivative instruments as of December 31, 2019, given a 10% change in rates (in millions).

	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(37)
Euro	10%	$(16)
South Korean won	(10)%	$(47)
Canadian dollar	(10)%	$(4)
British pound	(10)%	$(17)
Swiss franc	(10)%	$(26)
Chinese yuan	10%	$(7)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
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
Item 1A. Risk Factors

See "Risk Factors" in Part I, Item 1A in our Form 10-K for the fiscal year ended March 31, 2019. There have been no material changes from the risk factors described in our Form 10-K for the fiscal year ended March 31, 2019.

Item 5. Other Information
Election of Directors

On February 7, 2020, our sole shareholder elected Mr. Gary Michael Comerford, Dr. Thomas Martin Connelly, Jr., and Mr. Vikas Sehgal as directors of the Company to serve until the next regular meeting of shareholders.

Mr. Comerford, 69, is President and CEO of CMC Global, a consulting company specializing in international expansion. He also serves as Vice Chair of the Canada India Business Council and Chair of the Board of Trustees of Brock University.

Dr. Connelly, 67, is Chief Executive Officer of the American Chemical Society. He retired from DuPont as Executive Vice President and Chief Innovation Officer.

Mr. Sehgal, 45, is Executive Vice Chairman of Rothschild & Co. for the South & Southeast Asian region and also serves as its Global Partner and Head of the Automotive sector. Prior to joining Rothschild & Co. in 2011, Mr. Sehgal was a partner at Booz & Company.

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

4.1
Indenture, dated as of January 16, 2020, between the Issuer, the Company, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

10.1
Amendment No. 3 to Second Amended and Restated Credit Agreement, dated December 20, 2019, among Novelis Inc., as Canadian Borrower, Novelis Corporation, as a U.S. Borrower, the other U.S. Subsidiaries of Canadian Borrower party thereto as U.S. Borrowers, Novelis UK Ltd, as a U.K. Borrower, Novelis AG, as a Swiss Borrower, Novelis Deutschland GMBH, as a German Borrower, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and U.S. Swingline Lender, Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender and the Issuing Banks party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2019 (File No. 001-32312))

10.2
Amendment No. 3 to Credit Agreement and Amendment No. 2 to U.S. Security Agreement dated as of February 6, 2020, between Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the Other Loan Parties thereto, the Third Party Security Provider, and Standard Chartered Bank as Administrative Agent for the Lenders

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
Date: February 11, 2020