Form 10-K
period 2020-03-31
Novelis Inc.
filed 2020-05-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3560 Lenox Road, Suite 2000 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 760-4000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934. However, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
As of May 6, 2020, the registrant had 1,000 common shares outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies, and the possible future impacts of the COVID-19 pandemic and the actions taken against it. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks relating to, and our ability to consummate, pending and future acquisitions, investments or divestitures; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the recent COVID-19 outbreak; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes but is not limited to product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: "Part I. Item 1A. Risk Factors," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II. Item 7. Critical Accounting Policies and Estimates."

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
In this Annual Report on Form 10-K (Form 10-K), unless otherwise specified, the terms "we," "our," "us," "Company," and "Novelis" refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, and its subsidiaries. References herein to "Hindalco" refer to Hindalco Industries Limited, which acquired Novelis in May 2007. Unless otherwise specified, the period referenced is the current fiscal year. Reference to fiscal 2020, fiscal 2019, or fiscal 2018 refers to the fiscal years ended March 31, 2020, 2019, or 2018, respectively.
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

Period	At Period End	Average Rate(1)	High	Low
Fiscal Year Ended March 31, 2016	1.2978	1.3115	1.4015	1.2065
Fiscal Year Ended March 31, 2017	1.3289	1.3137	1.3439	1.2542
Fiscal Year Ended March 31, 2018	1.2889	1.2826	1.3667	1.2305
Fiscal Year Ended March 31, 2019	1.3360	1.3141	1.3657	1.2824
Fiscal Year Ended March 31, 2020	1.4245	1.3333	1.4245	1.2969
________________________
(1)This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.
All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Form 10-K, consolidated "aluminum rolled product shipments," "flat rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties. "Aluminum rolled product shipments," "flat rolled product shipments," or "shipments" associated with the regions refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBCs), ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat rolled products" and "FRP" which are commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange (LME); (ii) a local market premium (LMP); and (iii) a "conversion premium" to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term "conversion premium" in this Form 10-K, refers to the conversion costs plus a margin we charge our customers to produce the rolled product which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business.
Overview
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive, and specialty markets (which includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). Operating an integrated network of technically advanced rolling and recycling facilities across North America, South America, Europe, and Asia, Novelis leverages its global manufacturing and recycling footprint to consistently deliver high-quality products around the world. For the fiscal year ended March 31, 2020, we had shipment volumes of 3,429 kt and "Net sales" of $11,217 million.
Our History
Organization and Description of Business
Novelis was formed in Canada on September 21, 2004. On May 15, 2007, Novelis was acquired by Hindalco. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco. We produce flat rolled aluminum products and provide innovative solutions to the beverage can, automotive and specialty markets. As of March 31, 2020, we had manufacturing operations in nine countries on four continents: North America, South America, Europe and Asia, through 22 operating facilities, including recycling operations in 12 of these plants.
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
Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive structures and body panels to food and beverage cans. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:
•hot mills — which require sheet ingot, a rectangular slab of aluminum, as starter material; and
•continuous casting mills — which can convert molten metal directly into semi-finished sheet.
Both processes require subsequent rolling, which we refer to as cold rolling, and finishing steps such as annealing, coating, leveling, or slitting to achieve the desired thickness, width and metal properties. Most customers receive shipments in the form of aluminum coil, a large roll of metal, which can be utilized in their fabrication processes.
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
Aluminum has a wide variety of uses in end-use markets because of its lightweight, recyclability, and formability properties. The recyclability of aluminum enables it to be used, collected, melted, and returned to the original product form an unlimited number of times, unlike paper and polyethylene terephthalate (PET) plastic, which deteriorate with every iteration of recycling.

Packaging. Aluminum is used in beverage cans and bottles, food cans, beverage screw caps, and foil, among others. Packaging is the largest aluminum rolled products application, according to market data from Commodity Research Unit International Limited (CRU), an independent business analysis and consultancy group. Beverage cans are one of the largest aluminum rolled products applications. Aluminum remains the most sustainable packaging material for beverage brands. In addition to their recyclability, aluminum beverage cans offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore maintains the quality and taste of the product longer. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship.
Beverage can sheet is sold in coil form for the production of can bodies, ends, and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated, and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width, and surface finish.
Foil wrap or packaging foil is another packaging application and it includes household and institutional aluminum foil. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays.
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white") as well as automotive body panel applications, including hoods, doors, deck lids, fenders and lift gates. Flat rolled aluminum sheet is also used in the production of battery enclosures for the growing electric vehicle market. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by government regulations requiring improved emissions and better fuel economy; while also maintaining or improving vehicle performance and safety.
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
Aluminum is also used in aerospace applications, as well as in the construction of ships’ hulls, superstructures and passenger rail cars because of its strength, light weight, formability, and corrosion resistance.
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

Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale; and significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. Our primary aluminum competitors are as follows:

North America	Asia
Alcoa, Inc. (Alcoa)	Arconic
Arconic Inc. (Arconic)	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd.
Constellium N.V. (Constellium)	China Zhongwang Holdings Limited
Golden Aluminum	Chinalco Group
Gränges AB	Henan Mingtai Aluminum Industrial Co., Ltd.
Ma'aden - Saudi Arabian Mining Company	Henan Zhongfu Industrial Co., Ltd.
Shandong Nanshan Aluminum Co., Ltd.	Kobe Steel Ltd. (Kobe)
UACJ Corporation/ Tri-Arrows Aluminum Inc. (Tri-Arrows)	Shandong Nanshan Aluminum Co., Ltd.
Southwest Aluminum (Group) Co., Ltd.
Europe	UACJ Corporation
AMAG Austria Metall AG
Arconic	South America
Constellium	Arconic
Elval Hellenic Aluminium Industry S.A.	Companhia Brasileira de Alumínio
Henan Zhongfu Industrial Co., Ltd.	Hulamin Limited
Norsk Hydro A.S.A.	Norsk Hydro A.S.A.
Shandong Nanshan Aluminum Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
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
Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations, improve performance and reduce carbon emissions in a cost-efficient manner. As a result of aluminum’s durability, strength and light weight, automobile manufacturers are substituting heavier alternatives such as steel and iron with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage can market. With aluminum being the most sustainable packaging material for beverages, demand for infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and PET into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzer, and sparkling waters – all support demand levels.
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
Sustainability. Growing awareness of environmentalism and demand for recyclable products has increased the demand for aluminum rolled products, particularly increased consumer preference for more sustainable beverage packaging options. Unlike other commonly recycled materials such as paper or PET plastic, aluminum can be infinitely recycled without affecting the quality of the product. Additionally, the recycling process uses approximately 95% less energy than is required to produce primary aluminum from mining and smelting, with an equivalent reduction in greenhouse gas emissions.
Our Business Strategy
Novelis is driven by its purpose to shape a sustainable world together. Our objective as the world’s largest aluminum rolling and recycling company is to lead the aluminum industry as the partner of choice for innovative solutions. We will maximize shareholder value through free cash flow generation and increasing return on capital employed. To achieve these objectives, we will focus on the following areas:
Defend the Core
Novelis is the leading global flat rolled aluminum supplier in the beverage can and automotive markets. We intend to protect our leadership position by continuing to deliver best-in-class customer service with improved quality, service and innovative solutions that differentiate our products. We are committed to producing the best quality products and providing reliable on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers. We have established a global network of Customer Solution Centers to accelerate collaborative innovation between Novelis and automakers to determine how to maximize lightweight, high-strength aluminum for the next generation of vehicle design.
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
Utilizing recycled material allows us to diversify our metal supply, helps control metal costs and provides environmental benefits. We define recycled content as the total amount of scrap metal used in production less melt loss. The percentage of recycled content within our aluminum rolled product shipments increased from 33% to 60% from fiscal 2011 to fiscal 2020. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of its size offering high-recycled content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap resulting from our closed-loop recycling partnership with our automotive customers.

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
Invest in Growth Opportunities
Over the past several years, we invested in world-class assets and technical capabilities to meet increasing global demand for aluminum within the automotive market due to our continued focus on maintaining a scalable business model and growing alongside our customers. With our existing automotive finishing lines in North America, Europe, and Asia contracted, we are increasing our automotive finishing capacity through two new investments in the U.S. and China. In the fourth quarter of fiscal 2020, we began commissioning a 200 kt greenfield facility in Guthrie, Kentucky. Construction is underway at a 100 kt brownfield expansion at our existing facility in Changzhou, China, with commissioning expected to be completed in fiscal 2021.
We are also investing in new capacity to meet growing demand for aluminum beverage can sheet. Construction is underway to add 100 kt of aluminum rolling and 60 kt of casting and recycling capacity at our flagship South American facility in Pindamonhangaba, Brazil. Commissioning is expected to begin in late fiscal 2021.
In addition to these organic investments, Novelis closed on its acquisition of Aleris Corporation (Aleris), a global supplier of rolled aluminum products, on April 14, 2020. We expect the acquisition to deliver a number of significant benefits by:
•Establishing a more diverse product portfolio, which will now include aerospace, beverage can, automotive, building and construction, commercial transportation and specialty products;
•Integrating complementary assets in Asia to include recycling, casting, rolling and finishing capabilities and allowing Novelis to more efficiently serve the growing Asia market; and
•Leveraging Novelis’ deep manufacturing and recycling expertise to optimize Aleris’ assets and unlock valuable synergies.
We will continue to explore other potential opportunities that will drive profitable volume growth in our core end markets, while maintaining a balanced and disciplined financial approach in our decision making process.
Working Capital
We manage working capital based on cash needs as well as attempting to balance the timing of trade payables and receivables.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,342 kt of primary aluminum in fiscal 2020 in the form of sheet ingot, standard ingot and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers where we have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates, and products with longer lifespans, like vehicles and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 1,969 kt of recycled material inputs (less melt loss) in fiscal 2020.
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
Our recycled content performance and methodology are detailed in our annual Purpose Report, which can be found at www.novelis.com/purpose. Information in our Purpose Report does not constitute part of this Form 10-K.

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2020, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
Our Operating Segments
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia, and South America. Each segment manufactures aluminum sheet and light gauge products, and recycles aluminum.
The table below shows "Net sales" and total shipments by segment. For additional financial information related to our operating segments, see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

	Fiscal Year Ended March 31,
Net sales in millions/shipments in kt	2020	2019	2018
Consolidated
Net sales	$11,217	$12,326	$11,462
Total shipments	3,429	3,419	3,333
North America(1)
Net sales	$4,118	$4,581	$3,951
Total shipments	1,155	1,150	1,090
Europe(1)
Net sales	$3,095	$3,376	$3,447
Total shipments	940	941	938
Asia(1)
Net sales	$1,969	$2,190	$2,110
Total shipments	724	729	719
South America(1)
Net sales	$1,904	$2,091	$1,931
Total shipments	675	663	653
 _________________________
(1)"Net sales" and "Total shipments" by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
The following is a description of our operating segments during all or part of March 31, 2020:
North America
Novelis North America operates eight aluminum products facilities. This includes four facilities with recycling operations that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and automotive scrap, and the material is cast into sheet ingot at our plants in Greensboro, Georgia; Berea, Kentucky; Russellville, Kentucky; and Oswego, New York.
Our sites and other plants in North America manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural, and other industrial applications. The majority of North America’s volumes are currently directed toward the beverage can sheet market.

A significant portion of North America’s volumes is also directed toward the aluminum automotive sheet market, currently produced out of our Oswego, New York and Kingston, Ontario plants. In response to continued strong demand for lightweight, automotive aluminum sheet, we have further expanded our automotive finishing capacity in North America with a 200 kt greenfield expansion in Guthrie, Kentucky, which began commissioning in the fourth quarter of fiscal 2020. We expect the final stages of commissioning to be delayed for up to six months due to decreases in near-term demand, with the plant becoming fully operational before the end of fiscal 2021.
Europe
Novelis Europe operates nine aluminum rolled product facilities, including five facilities with recycling operations. Recycling activities occur at Sierre, Switzerland, Pieve, Italy, Latchford, United Kingdom, and Nachterstedt and Neuss, Germany. Our Nachterstedt plant is the largest aluminum recycling facility in the world. We also have distribution centers in Italy and sales offices in several European countries.
These sites manufacture a broad range of sheet and foil products. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil products and other products. Beverage and food can represent the largest end-use market in terms of shipment volume for Europe.
In the second quarter of fiscal 2020, we announced plans to close our Ludenscheid, Germany foil plant, which will allow us to drive more inter-plant efficiencies in the region and optimize our overall product portfolio towards high-margin, recycled-content friendly products. This plant ceased all production during the fourth quarter of fiscal 2020.
Asia
Novelis Asia operates three aluminum rolled product facilities, including two facilities with recycling operations. Recycling activities occur at the Ulsan and Yeongju, South Korea plants. The Ulsan facility operates as a 50/50 joint venture with Kobe Steel. Novelis Asia also owns one recycling facility in Binh Duong, Vietnam, which ceased operations in fiscal 2018. These sites manufacture a broad range of aluminum sheet and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial and other products. The beverage can market represents the largest end-use market in terms of volume.
Due to strong demand for lightweight, automotive aluminum sheet, we are adding 100 kt of additional automotive finishing capacity at our Changzhou, China facility. Construction is underway and is expected to be commissioned in fiscal 2021.
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
Due to strong consumer demand for sustainable beverage packaging, we are expanding our Pindamonhangaba, Brazil facility to add 100 kt of aluminum rolling and casting capacity and 60 kt of recycling capacity. Construction is underway and commissioning is expected to begin in late fiscal 2021.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch InBev	BMW Group
Ardagh Group	Chery Jaguar Land Rover
Ball Corporation	Daimler Group
Can-Pack S.A.	Fiat Chrysler Automobiles N.V.
Crown Holdings Inc.	Ford Motor Company
PepsiCo	General Motors LLC
Various bottlers of the Coca-Cola System	Hyundai Motors Corporation
Jaguar Land Rover Limited
Construction, Industrial and Other	NIO
Agfa Graphics	Volkswagen Group
Aluflexpack
Amcor	Electronics
Facchini S.A.	LG International Corporation
Feron	Samsung Electronics Co., Ltd.
Klöckner Metals
Lotte Aluminium Co., Ltd.
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
Additional information related to our top customers is contained in Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.
Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal Year Ended March 31,
	2020	2019	2018
Direct sales as a percentage of total "Net sales"	95%	97%	97%
Distributor sales as a percentage of total "Net sales"	5%	3%	3%
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
Research and Development
The table below summarizes our "Research and development expenses," which include mini-scale production lines equipped with hot mills, can lines and continuous casters.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Research and development expenses	$84	$72	$64
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

	North America(1)	Europe	Asia	South America	Total
March 31, 2020	3,760	4,700	1,460	1,670	11,590
March 31, 2019	3,510	4,690	1,440	1,630	11,270
_________________________
(1)Includes employees within our Corporate headquarters located in Atlanta, Georgia.
We consider our employee relations to be satisfactory. A substantial portion of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional or national level, and are of varying durations.
Intellectual Property
We actively review intellectual property arising from our operations and our research and development activities and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 2,858 patents and patent applications on approximately 406 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied for, or received registrations for, the "Novelis" word trademark and the Novelis logo trademark in approximately 50 countries where we have significant sales or operations. Novelis uses the Aditya Birla logo under license from Aditya Birla Management Corporation Private Limited.
We have also registered the word "Novelis" and several derivations thereof as domain names in numerous top level domains around the world to protect our presence on the world wide web.

Environment, Health and Safety
As a purpose-driven company, Novelis is committed to protecting and preserving the environment and the health, safety, and well-being of our colleagues, customers, and communities. Our investments in safety, infrastructure, global partnerships, innovation, and our people have advanced our purpose and positioned our company for long-term sustainable growth. During fiscal 2020, we recycled more than 74 billion used beverage cans, and recycled content made up 60% of total input in our aluminum rolled product. Our plant operations around the globe continue to reduce greenhouse gas emissions, limit water consumption, and lower electricity usage while producing year-over-year improvements in overall production. To further underscore our commitment to safety, we launched several new safety initiatives at our facilities worldwide to help ensure that safety remains our primary focus and is fulfilled every day. During fiscal 2020, 10 facilities achieved major safety milestones, in operating 365 consecutive days without a recordable injury. For more information on the initiatives Novelis has implemented, please read our latest Purpose Report, found at https://novelis.com/purpose. Information in our Purpose Report does not constitute part of this Form 10-K.
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

Item 1A. Risk Factors.
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
Our ten largest customers accounted for approximately 63%, 65%, and 65% of our total "Net sales" for the fiscal years ended March 31, 2020, 2019, and 2018, respectively. A significant downturn in the business or financial condition of our significant customers could materially adversely affect our results of operations and cash flows.
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
We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments, which may not be completed on time or may not produce the benefits we anticipate. For example, we have announced significant strategic investments in multiple geographic locations, including a $180 million investment in automotive finishing capacity in Changzhou, China, a $175 million investment in recycling and casting capacity at our plant in Pindamonhangaba, Brazil, and a $300 million greenfield automotive finishing expansion in Guthrie, Kentucky. There are numerous risks commonly encountered in strategic transactions, including the risk that management’s time and energy may be diverted, disrupting our existing businesses; and risks that we may not be able to complete a project that has been announced or generate the synergies and other benefits we anticipated.

The integration of Aleris into our operations will require significant management attention and may not produce the benefits we anticipate.
Our recently closed acquisition of Aleris involves known and unknown risks that could cause our growth or operating results to differ from our expectations, including:
•diversion of management’s attention from regular business by the need to integrate operations;
•lack of institutional experience in key markets in which Aleris operates, including aerospace;
•problems retaining key employees of Aleris or Novelis;
•challenges assimilating intellectual property and information technology systems;
•disruption of ongoing relationships with customers, suppliers and contractors;
•difficulties maintaining uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting;
•impairment losses related to acquired goodwill and other intangible assets; and
•potential adverse short-term effects of increased operating expenses.
An inability to successfully integrate Aleris into our operations without substantial costs, delays or other problems could impede us from realizing the intended benefits of the acquisition, including the synergies and growth opportunities we expect. Our failure to overcome these risks could materially and adversely affect our business, financial condition and future results of operations.
In connection with our acquisition of Aleris, we are required to undertake asset divestitures that may reduce the value of the acquisition.
On April 14, 2020, we closed our acquisition of Aleris. As a result of the antitrust review processes required for approval of the acquisition, we are now required to divest Aleris' European and North American automotive assets, including its plants in Duffel, Belgium and Lewisport, Kentucky. Until the sales of the Duffel and Lewisport plants are completed, we must continue to hold these assets separate from the rest of Novelis and maintain them as viable and competitive.
In November 2019, we entered into a definitive agreement with Liberty House GHG (Liberty) for the sale of Duffel, which remains subject to approval from the State Administration for Market Regulation in China (SAMR). Although we received conditional antitrust approval from SAMR in December 2019, there is no assurance that SAMR will approve Liberty as the purchaser of Duffel or that the other customary closing conditions in our agreement with Liberty will be satisfied. If the sale to Liberty is not completed, we may be unable to find a suitable purchaser for Duffel, or we may not be able to structure the divestiture on acceptable terms or achieve a favorable price.
In addition, in light of current adverse market conditions, Novelis may not be able to complete the divestiture of Lewisport on favorable terms, in a timely manner, or at all. Delays or difficulties in divesting Duffel or Lewisport may result in additional expenditures of funds and management resources which would reduce the financial benefit we expect from our acquisition of Aleris and could have an adverse effect on our financial condition, results of operations and cash flows.
See Note 24 – Subsequent Events - Aleris Acquisition for additional discussion.
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
We consume substantial amounts of energy in our rolling and casting operations. The factors affecting our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially affect our energy position adversely including:
•increases in costs of natural gas;
•increases in costs of supplied electricity;
•increases in fuel oil related to transportation;
•interruptions in energy supply due to equipment failure or other causes; and
•the inability to extend energy supply contracts upon expiration on favorable terms.
If energy costs were to rise, or if energy supplies or supply arrangements were disrupted, our profitability and cash flows could decline.
Our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises, such as the recent COVID-19 outbreak.
We face risks related to public health crises, including outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, the recent outbreak of the coronavirus (COVID-19) has spread across the globe to many countries in which we do business and is impacting worldwide economic activity.
A public health crisis, including the COVID-19 pandemic, poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such crisis may otherwise interrupt or impair business activities. For example, we are experiencing disruption to our global aluminum production and supply chain as a result of some of our customers and suppliers temporarily suspending their operations due to the COVID-19 outbreak. In the fourth quarter of fiscal 2020, we adjusted schedules and temporarily suspended operations at some of our plants in response to governmental orders and reductions in customer demand for products we supply to the automotive end-use market. In addition, our previously announced capacity expansions in Guthrie, Kentucky and Changzhou, China have been delayed due to reductions in near-term demand. We have also experienced difficulties accessing adequate supplies of scrap aluminum in certain locations. Due to the unpredictable nature of the pandemic and resulting macroeconomic impact, these disruptions may continue to adversely impact our business.
Additionally, as a result of the Aleris acquisition, we expect to derive future revenues from customers in the aerospace end-use market. Due to severe impacts from the global COVID-19 pandemic, demand for air travel has declined dramatically in recent months, resulting in airline capacity reductions. If these reductions are sustained, we may experience a decline in future orders from aerospace customers, which could negatively impact our business.
The COVID-19 pandemic and similar health crises could have a material effect on our liquidity. While we have been successful in securing financing in the past, there is uncertainty as to whether sufficient and timely financing will be available to us in the future given the impact of COVID-19 on the financial markets. For example, we may find it difficult or expensive to refinance existing short-term debt we incurred as part of our financing of the Aleris acquisition. In addition, working capital financing, including factoring and other types of supply chain financing, could be modified or canceled by our counterparties at any time.
While it is not possible at this time to estimate the impact that COVID-19 could have on our operations and those of our suppliers and customers, its continued spread, the measures taken by the governments of countries affected, actions taken to protect employees, and the impact of the pandemic on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows.
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
We could be adversely affected by unplanned disruptions at operating facilities.
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes. As discussed above, we have temporarily suspended operations at some of our plants as a result of the COVID-19 outbreak.
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
Due to the global reach of our business, we are subject to financial, political, economic and other business risks in connection with doing business abroad. Operating in diverse geographic regions exposes us to a number of risks and uncertainties, such as changes in international trade regulation, including duties and tariffs; political instability that may disrupt economic activity, including the uncertainty related to the United Kingdom’s withdrawal from the European Union; and economic and commercial instability.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. economy or in other countries where we do business pose a risk because our customers may postpone purchases in response to demand reductions, negative financial news and tighter credit.
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
Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales where purchase prices we pay tend to be fixed and paid earlier than sales prices we charge our customers. This creates a price exposure we call "metal price lag." We use derivative instruments to manage the timing differences related to LME associated with metal price lag. Under normal market conditions, the majority of our premium exposure hedging occurs in North America, although the exposure is not hedged. For our Europe, South America and Asia businesses, the derivative market for local market premiums is not sufficiently robust or efficient for us to offset the impacts of local market premium price movements beyond a small volume. The timing difference associated with metal price lag could positively or negatively impact our operating results and short term liquidity.
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
Certain of our debt agreements use LIBOR as a reference rate for interest rate calculations. In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate, which is intended to replace U.S. dollar LIBOR. Plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our results of operations. In addition, some of our debt agreements which use LIBOR as a reference rate do not contain fallback reference rates. If LIBOR is discontinued, we may incur additional costs related to contract renegotiation for such agreements.
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
In connection with the Aleris acquisition, we are considering the guidance in ASC 360-10, Impairment and Disposal of Long-Lived Assets, and will continue to assess whether any adjustments to the carrying amounts of either Duffel or Lewisport are required as we finalize our fair value assessments. If the final sale price for Duffel and/or Lewisport is less than our estimated fair value for the asset, an impairment charge would be recognized in future periods.
Additional tax expense, tax liabilities or tax compliance costs could adversely impact our profitability.
We are subject to income taxation in many jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective. For example, the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"), which was enacted in the United States on December 22, 2017, introduced extensive reforms of the Internal Revenue Code. During 2018 and 2019, the Internal Revenue Service began a number of guidance projects which serve to both interpret and implement the Act. Those guidance projects, which included both Proposed and Final Treasury Regulations, will continue into 2020. We will continue to evaluate the overall impact of the Act on our effective tax rate and balance sheet in light of current and future regulations and interpretive guidance from tax authorities. For additional discussion of the Act and tax amounts recorded in our financial statements, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

The covenants in our credit facilities and the indentures governing our Senior Notes impose operating and financial restrictions on us.
Our credit facilities and the indentures governing our Senior Notes impose certain operating and financial restrictions on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:
•incur additional debt and provide additional guarantees;
•pay dividends and make other restricted payments, including certain investments;
•create or permit certain liens;
•make certain asset sales;
•use the proceeds from the sales of assets and subsidiary stock;
•create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;
•engage in certain transactions with affiliates;
•make certain acquisitions;
•enter into sale and leaseback transactions; and
•consolidate, merge or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.
See Note 12 – Debt for additional discussion.
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
From time to time, we are involved in, or the subject of, disputes, proceedings and investigations with respect to a variety of matters, including intellectual property, environmental, health and safety, product liability, employee, tax, personal injury, contractual and other matters as well as other disputes and proceedings that arise in the ordinary course of business.

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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our global headquarters are located in Atlanta, Georgia. Our global research and technology center, located in Kennesaw, Georgia, contains state-of-the-art research and development capabilities to help us better partner and innovate with our customers. We also have a global casting engineering and technology center in Spokane, Washington specializing in molten metal processing. Our regional headquarters are located in the following cities: North America - Atlanta, Georgia; Europe - Küsnacht, Switzerland; Asia - Seoul, South Korea; and South America - Sao Paulo, Brazil.
The total number of operating facilities within our operating segments as of March 31, 2020 is shown in the table below, including operating facilities we jointly own and operate with third parties.

	Total Operating Facilities	Facilities with Recycling Operations
North America	8	4
Europe	9	5
Asia	3	2
South America	2	1
Total	22	12
The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets/applications for the aluminum rolled products, recycling and primary metal facilities we operated during all or part of the fiscal year ended March 31, 2020.
North America

Locations(1)	Plant Processes	Major Products
Berea, Kentucky	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Fairmont, West Virginia	Cold rolling, finishing	Container, HVAC and auto fin material
Greensboro, Georgia	Recycling, sheet ingot casting	Sheet ingot from recycled metal
Kingston, Ontario	Cold rolling, finishing	Automotive sheet, construction sheet, industrial sheet
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, brazing, finishing, heat treatment	Can stock, automotive sheet, construction sheet, industrial sheet, semi-finished coil
Russellville, Kentucky(2)	Hot rolling, cold rolling, finishing, remelt, casting, recycling	Can stock, industrial sheet
Terre Haute, Indiana	Cold rolling, finishing	Container and industrial material
Warren, Ohio	Coating, finishing	Can stock coating
_________________________
(1)In January 2018, we announced a greenfield expansion to be located in Guthrie, Kentucky that would include heat treatment and pre-treatment lines for automotive sheet finishing. The Guthrie facility is expected to become operational in fiscal 2021.
(2)Logan Aluminum Inc. (Logan), located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows Aluminum Inc. (Tri-Arrows). We own 40% of the outstanding common shares of Logan. See Note 8 – Consolidation for further information about this affiliate.

Europe

Locations(1)	Plant Processes	Major Products
Bresso, Italy	Finishing, painting	Painted sheet, construction sheet
Crick, United Kingdom	Finishing	Automotive sheet
Göttingen, Germany	Cold rolling, finishing, painting	Can stock, food can, painted sheet
Latchford, United Kingdom	Recycling	Sheet ingot from recycled metal
Nachterstedt, Germany	Cold rolling, finishing, painting, recycling, heat treatment	Automotive sheet, can stock, industrial sheet, painted sheet, construction sheet, sheet ingot
Neuss, Germany(2)	Hot rolling, cold rolling, recycling	Can stock, foil stock, feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, converting	Foil, packaging
Pieve, Italy	Continuous casting, cold rolling, finishing, recycling	Coil for finishing operations, industrial sheet
Sierre, Switzerland(3)	Sheet ingot casting, hot rolling, cold rolling, finishing, recycling	Automotive sheet, industrial sheet
_________________________
(1)In the second quarter of fiscal 2020, we announced plans to close our Ludenscheid, Germany foil plant, which will allow us to drive more inter-plant efficiencies in the region and optimize our overall product portfolio towards high-margin, recycled-content friendly products. This plant ceased all production near the end of the fourth quarter of fiscal 2020. As such, we have excluded this facility from our count of total operating facilities.
(2)Aluminium Norf GmbH (Alunorf) is operated as a 50/50 production joint venture between Novelis and Hydro Aluminium Deutschland GmbH (Hydro). See Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
(3)Novelis operates a wholly owned facility in Sierre, Switzerland. In addition to this facility, AluInfra Services SA (AluInfra) is operated as a 50/50 joint venture between Novelis and Constellium Valais SA (Constellium) and provides utility services to each partner. See Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
Asia

Locations	Plant Processes	Major Products
Changzhou, China	Heat treatment	Automotive sheet
Ulsan, South Korea(1)	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, automotive sheet for finishing operations, foil stock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing	Can stock, construction sheet, industrial sheet, electronics, foil stock and recycled material
_________________________
(1)Ulsan Aluminum, Ltd. (UAL) is operated as a 50/50 joint venture between Novelis and Kobe. See Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, coating	Can stock, construction sheet, industrial sheet, foil stock, sheet ingot
Santo Andre, Brazil	Foil rolling, finishing	Foil

Item 3. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 21 – Commitments and Contingencies to our accompanying consolidated financial statements, which are incorporated by reference into this item.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
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
Item 6. Selected Financial Data.
The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the respective periods and the related notes included elsewhere in this Form 10-K.
All of our common shares were indirectly held by Hindalco; thus, earnings per share data is not reported.

	March 31,
in millions	2020	2019	2018	2017	2016
Net sales	$11,217	$12,326	$11,462	$9,591	$9,872
Net income (loss) attributable to our common shareholder	$420	$434	$635	$45	$(38)

	March 31,
in millions	2020	2019	2018	2017	2016
Cash and cash equivalents	$2,392	$950	$920	$594	$556
Total assets	$10,989	$9,568	$9,520	$8,378	$8,285
Long-term debt (including current portion)	$5,364	$4,347	$4,457	$4,558	$4,468
Short–term borrowings	$176	$39	$49	$294	$579
Total equity (deficit)	$1,361	$1,071	$828	$(72)	$(54)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive, and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2020, we had manufacturing operations in nine countries on four continents, which include 22 operating plants, and recycling operations in 12 of these plants.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in "Special Note Regarding Forward-Looking Statements and Market Data" and "Risk Factors."
Our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 includes a discussion and analysis of our financial condition and results of operations for the year ended March 31, 2018 in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
HIGHLIGHTS
Fiscal Year Ended March 31, 2020 Compared with the Fiscal Year Ended March 31, 2019
We reported "Net income attributable to our common shareholder" of $420 million, which is a decrease compared to $434 million in the prior period but includes $71 million of a "Loss on extinguishment of debt."
We reported an increase in "Segment income" to $1,472 million compared to $1,368 million in the prior period. Operational performance was driven by favorable price and product mix, due to portfolio optimization efforts, and improved cost efficiencies, as we focus on driving operation improvements in our plants. As a result of these factors, net cash provided by operating activities was $962 million and free cash flow was $384 million. Refer to "Non-GAAP Financial Measures" for our definition of Free Cash Flow.
The actions we have taken over the past several years to strengthen our product portfolio, optimize and enhance the reliability of our operations, and deliver innovative products and excellent customer service are evidenced by our strong financial performance and robust balance sheet. With these strong results, Novelis is well positioned to navigate near-term economic headwinds and uncertainty, and to grow over the long term.
Our strategy to grow the business both organically and inorganically will help us achieve our long-term goals. This includes recent organic investments to expand automotive finishing capacity in Guthrie, Kentucky, in the U.S, and in Changzhou, China, as well as rolling, casting and recycling capacity in Pindamonhangaba, Brazil. We expect to achieve further growth and diversification with the acquisition of Aleris, a global supplier of rolled aluminum products. The transaction closed on April 14, 2020. Aleris provides entry into the aerospace market, an operation in China that can be fully optimized, and a profitable building and construction business. We believe that our compatible cultures and shared commitment to safety will pave the way for a successful integration of businesses and employees.
We are also continuing to deliver on our purpose of shaping a sustainable world by utilizing high levels of recycled content in our products and maximizing the advantages of sustainable, lightweight aluminum to benefit our customers, partners and the communities where we live and work.

BUSINESS AND INDUSTRY CLIMATE
Economic growth, material substitution, and sustainability, including environmental awareness around polyethylene terephthalate (PET) plastics, continue to drive increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting and recycling capability in Pindamonhangaba, Brazil to support this demand.
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
The worldwide spread of the COVID-19 pandemic has caused travel and business disruption and economic volatility. There have been government mandates to stay at home or avoid large gatherings of people. As a result of the COVID-19 pandemic, some of our customers have temporarily shut down their manufacturing facilities, causing disruption to our global aluminum production and supply chain. Additionally, we have temporarily shut down some of our own production as a result, and our previously announced capacity expansions in Guthrie, Kentucky and Changzhou, China have been delayed due to reductions in near-term demand.
We are closely monitoring the changing landscape with respect to COVID-19 and taking actions to manage our business and support our customers, while focusing on the health and safety of our employees.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2018	Sep 30, 2018	Dec 31, 2018	Mar 31, 2019	Mar 31, 2019	June 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Mar 31, 2020
Net sales	$3,097	$3,136	$3,009	$3,084	$12,326	$2,925	$2,851	$2,715	$2,726	$11,217
Percentage increase (decrease) in net sales versus comparable previous year period	16%	12%	3%	1%	8%	(6)%	(9)%	(10)%	(12)%	(9)%
Rolled product shipments:
North America	274	295	279	294	1,142	289	286	269	267	1,111
Europe	232	229	211	246	918	234	245	224	220	923
Asia	175	168	182	198	723	184	177	173	184	718
South America	126	126	142	143	537	139	141	146	148	574
Eliminations	(10)	(11)	(14)	(11)	(46)	(16)	(14)	(15)	(8)	(53)
Total	797	807	800	870	3,274	830	835	797	811	3,273

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	—%	8%	4%	8%	5%	5%	(3)%	(4)%	(9)%	(3)%
Europe	(1)%	(3)%	(5)%	4%	(1)%	1%	7%	6%	(11)%	1%
Asia	(3)%	(7)%	3%	14%	2%	5%	5%	(5)%	(7)%	(1)%
South America	15%	(4)%	(3)%	5%	3%	10%	12%	3%	3%	7%
Total	2%	1%	1%	8%	3%	4%	3%	—%	(7)%	—%
Business Model and Key Concepts
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) a local market premium; and (iii) a "conversion premium" to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the fiscal years ended March 31, 2020, 2019, and 2018 are as follows:

				Percent Change
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31, 2020 versus March 31, 2019	Fiscal Year Ended March 31, 2019 versus March 31, 2018
	2020	2019	2018
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,900	$1,997	$1,947	(5)%	3%
Average cash price during period	$1,749	$2,035	$2,045	(14)%	—%
Closing cash price as of end of period	$1,489	$1,900	$1,997	(22)%	(5)%
For the fiscal years ended March 31, 2020, 2019, and 2018, the weighted average local market premium was as follows:

				Percent Change
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31, 2020 versus March 31, 2019	Fiscal Year Ended March 31, 2019 versus March 31, 2018
	2020	2019	2018
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$204	$268	$192	(24)%	40%
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
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts "Income before income tax provision" and "Net income." Gains and losses on metal derivative contracts are not recognized in "Segment income" until realized.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the fiscal years ended March 31, 2020, 2019, and 2018:

	Exchange Rate as of Fiscal Year Ended March 31,			Average Exchange Rate Fiscal Year Ended March 31,
	2020	2019	2018	2020	2019	2018
Euro per U.S. dollar	0.911	0.890	0.813	0.901	0.866	0.847
Brazilian real per U.S. dollar	5.199	3.897	3.324	4.168	3.809	3.231
South Korean won per U.S. dollar	1,223	1,138	1,067	1,186	1,114	1,106
Canadian dollar per U.S. dollar	1.425	1.336	1.289	1.333	1.314	1.283
Swiss franc per euro	1.061	1.118	1.178	1.095	1.142	1.139
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

Results of Operations
Fiscal Year Ended March 31, 2020 Compared with the Fiscal Year Ended March 31, 2019
"Net sales" were $11,217 million, a decrease of 9%, driven by a 24% decrease in average local market premiums and a 14% decrease in average LME aluminum prices.
"Cost of goods sold (exclusive of depreciation and amortization)" was $9,231 million, a decrease of 11%, also related to lower average base aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" decreased $1,098 million.
Both "Net sales" and "Cost of goods sold (exclusive of depreciation and amortization)" are impacted by the timing of fluctuations in local market premiums and LME base aluminum prices, which resulted in $38 million of unfavorable metal price lag compared to $4 million of unfavorable metal price lag in the prior period.
"Income before income tax provision" was $598 million compared to $636 million. The following items also affected "Income before income tax provision:"
•"Loss on extinguishment of debt" increased $71 million due to the refinancing of Novelis Corporation's 6.25% Senior Notes due 2024. See Note 12 – Debt;
•"Restructuring and impairment, net" increased $41 million related to primarily due to the closure of certain non-core operations in Europe. See Note 3 – Restructuring and Impairment;
•"Business acquisition and other integration related costs" increased $30 million in the current year primarily related to professional fees associated with Aleris acquisition; and
•"Interest expense and amortization of debt issuance costs" decreased $20 million primarily due to capitalization of interest on our expansion projects as well as decreased interest rates.
We recognized $178 million of "Income tax provision," which resulted in an effective tax rate of 30%. This rate is due to the results of operations, including changes in valuation allowances, the favorable impact of Brazilian real devaluation, and changes in tax credits (as defined in Note 20 – Income Taxes). We recognized $202 million in the prior period, which resulted in an effective tax rate of 32%. This rate was due tax losses in jurisdictions where we believed it more likely than not that we would not be able to utilize those losses and therefore have a valuation allowance recorded and income taxed at tax rates that differ from the 25% Canadian tax rate, including withholding taxes.
"Net income attributable to our common shareholder" was $420 million compared to $434 million primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to "Segment income," see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Fiscal Year Ended March 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,118	$3,095	$1,969	$1,904	$131	$11,217
Shipments
Rolled products - third party	1,111	892	711	559	—	3,273
Rolled products - intersegment	—	31	7	15	(53)	—
Total rolled products	1,111	923	718	574	(53)	3,273
Non-rolled products	44	17	6	101	(12)	156
Total shipments	1,155	940	724	675	(65)	3,429

Selected Operating Results Fiscal Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326
Shipments
Rolled products - third party	1,142	896	710	526	—	3,274
Rolled products - intersegment	—	22	13	11	(46)	—
Total rolled products	1,142	918	723	537	(46)	3,274
Non-rolled products	8	23	6	126	(18)	145
Total shipments	1,150	941	729	663	(64)	3,419

The following table reconciles changes in "Segment income" for the fiscal year ended March 31, 2019 to the fiscal year ended March 31, 2020 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Fiscal Year Ended March 31, 2019	$552	$226	$196	$394	$—	$1,368
Volume	(42)	6	(4)	39	(3)	(4)
Conversion premium and product mix	48	6	19	1	(10)	64
Conversion costs	28	10	2	(42)	12	10
Foreign exchange	3	(6)	2	18	—	17
Selling, general & administrative and research & development costs(2)	(6)	2	(5)	4	(3)	(8)
Other changes	7	2	—	7	9	25
Segment income - Fiscal Year Ended March 31, 2020	$590	$246	$210	$421	$5	$1,472
 _________________________
(1)The recognition of segment income by a region on an intersegment shipment could occur in a period prior to the recognition of segment income on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations and other" column adjusts regional segment income for intersegment shipments that occur in a period prior to recognition of segment income on a consolidated basis. The "Eliminations and other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.
(2)"Selling, general & administrative and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
"Net sales" decreased $463 million, or 10%, driven by a decrease in average base aluminum prices along with a decrease in specialty shipments, partially offset by higher can shipments.
"Segment income" was $590 million, an increase of 7%, primarily due to favorable price and product mix and favorable operating costs, partially offset by decreased shipments.
Europe
"Net sales" decreased $281 million, or 8%, driven primarily by a decrease in average base aluminum prices along with a decrease in can and automotive shipments, partially offset by higher specialty shipments.
“Segment income” was $246 million, an increase of 9%, primarily due to favorable metal and other operating costs, favorable price and product mix, and increased shipments.
Asia
"Net sales" decreased $221 million, or 10%, driven by a decrease in average base aluminum prices along with a decrease in specialty shipments, partially offset by increased can shipments.
"Segment income" was $210 million, an increase of 7%, primarily due to portfolio optimization efforts resulting in favorable product mix.
South America
"Net sales" decreased $187 million, or 9%, driven by a decrease in average base aluminum prices, partially offset by higher can shipments.
"Segment income" was $421 million, an increase of 7%, primarily due to increased shipments, favorable foreign exchange, and tax recoveries, partially offset by cost inflation and less favorable recycling benefits.

Results of Operations
Fiscal Year Ended March 31, 2019 Compared with the Fiscal Year Ended March 31, 2018
"Net Sales" were $12,326 million, an increase of 8%, driven by a 40% increase in average local market premiums and a 3% increase in flat rolled product shipments.
"Cost of goods sold (exclusive of depreciation and amortization)" was $10,422 million, an increase of 7%, also related to higher average local market premiums and increases in flat rolled product shipments. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" increased $522 million.
"Income before income tax provision" was $636 million compared to $855 million. The following items also affected "Income before income provision:"
•A "Gain on sale of a business, net" in the prior year of $318 million, related to the sale of shares of UAL to Kobe and the deconsolidation of the remaining assets to form the equity method investment in the prior year;
•An increase in "Selling, general and administrative expenses" of $36 million primarily related to increases in employment related costs, factoring expenses and other business and professional fees;
•"Business acquisition and other integration related costs" of $33 million in the current year related to costs associated with our pending acquisition of Aleris;
•"Restructuring and impairment, net" decreased $32 million related to the closure of certain non-core operations in Europe during the prior fiscal year; and
•"Interest expense and amortization of debt issuance costs" increased by $13 million primarily due to increases in LIBOR and increased average borrowings.
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
"Net income attributable to our common shareholder" was $434 million compared to $635 million primarily as a result of the factors discussed above.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to "Segment income," see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis, and eliminate intersegment shipments (in kt).

Selected Operating Results Fiscal Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326
Shipments
Rolled products - third party	1,142	896	710	526	—	3,274
Rolled products - intersegment	—	22	13	11	(46)	—
Total rolled products	1,142	918	723	537	(46)	3,274
Non-rolled products	8	23	6	126	(18)	145
Total shipments	1,150	941	729	663	(64)	3,419

Selected Operating Results Fiscal Year Ended March 31, 2018	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,951	$3,447	$2,110	$1,931	$23	$11,462
Shipments
Rolled products - third party	1,083	914	696	495	—	3,188
Rolled products - intersegment	6	16	15	28	(65)	—
Total rolled products	1,089	930	711	523	(65)	3,188
Non-rolled products	1	8	8	130	(2)	145
Total shipments	1,090	938	719	653	(67)	3,333

The following table reconciles changes in "Segment income" for the fiscal year ended March 31, 2018 to the fiscal year ended March 31, 2019 (in millions).

Changes in Segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Fiscal Year Ended March 31, 2018	$474	$219	$167	$363	$(8)	$1,215
Volume	59	(16)	8	15	22	88
Conversion premium and product mix	42	(33)	10	1	(12)	8
Conversion costs	(9)	68	31	17	(9)	98
Foreign exchange	2	(1)	(15)	4	—	(10)
Selling, general & administrative and research & development costs(2)	(16)	(9)	(6)	(12)	10	(33)
Other changes	—	(2)	1	6	(3)	2
Segment income - Fiscal Year Ended March 31, 2019	$552	$226	$196	$394	$—	$1,368
 _________________________
(1)The recognition of segment income by a region on an intersegment shipment could occur in a period prior to the recognition of segment income on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations and other" column adjusts regional segment income for intersegment shipments that occur in a period prior to recognition of segment income on a consolidated basis. The "Eliminations and other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.
(2)"Selling, general & administrative costs and research & development costs" include costs incurred directly by each segment and all corporate related costs.
North America
"Net sales" increased $630 million, or 16%, primarily due to higher can and automotive shipments.
"Segment income" was $552 million, an increase of 16%, primarily due to higher volumes, favorable pricing and product mix coupled with favorable metal costs and scrap spreads partially offset by increased selling, general and administrative expenses and operating costs.
Europe
"Net sales" decreased $71 million, or 2%, primarily due to lower automotive and specialty shipments, partially offset by higher can shipments.
"Segment income" was $226 million, an increase of 3%, primarily due to favorable metal mix and operating efficiencies partially offset by unfavorable can and automotive pricing.
Asia
"Net sales" increased $80 million, or 4%, primarily due to higher can shipments partially offset by lower specialty shipments.
"Segment income" was $196 million, an increase of 17%, primarily due to favorable metal mix and scrap spreads, favorable product mix and higher volumes partially offset by unfavorable foreign currency impacts.
South America
"Net sales" increased $160 million, or 8%, due to higher can shipments partially offset by lower specialty shipments and lower pricing.
"Segment income" was $394 million, an increase of 9%, primarily due to favorable metal mix and scrap spreads coupled with higher volume partially offset by increased selling, general and administrative expenses.

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
In fiscal 2018 and fiscal 2019, we announced plans to expand our production footprint with investments in automotive finishing capacity in Guthrie, Kentucky (United States) and Changzhou, China, respectively. In fiscal 2019, we announced plans to expand our rolling, casting and recycling capacity in Pindamonhangaba, Brazil. Further, we completed the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility from Constellium for €197.5 million (approximately $231 million).
Also in fiscal 2019, we entered into an agreement to acquire Aleris, a global supplier of rolled aluminum products. We have obtained committed financing of up to $1.875 billion in connection with the acquisition, which closed on April 14, 2020. See Note 24 – Subsequent Events for additional information.
Because of the outbreak of the COVID-19 pandemic, there is uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, our previously announced borrowing of $555 million under our ABL Revolver in March 2020 as a precautionary measure to increase our cash position and preserve financial flexibility.
Non-Guarantor Information
As of March 31, 2020, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the fiscal year ended March 31, 2020)	21%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for the fiscal year ended March 31, 2020)	13%
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2020)	15%
In addition, for the years ended March 31, 2020 and March 31, 2019, the Company’s subsidiaries that are not guarantors had net sales of $2.7 billion and $2.9 billion, respectively, and, as of March 31, 2020, those subsidiaries had assets of $2.2 billion and debt and other liabilities of $1.4 billion (including inter-company balances).
Available Liquidity
Our available liquidity as of March 31, 2020 and 2019 is as follows:

	March 31,
in millions	2020	2019
Cash and cash equivalents	$2,392	$950
Availability under committed credit facilities(1)	186	897
Total available liquidity	$2,578	$1,847
_________________________
(1)Our availability under committed credit facilities does not include the committed financing for Aleris.
The increase in total available liquidity is primarily attributable to positive free cash flow of $384 million combined with the refinancing of our 6.25% Senior Notes, due August 2024 with the issuance of our 4.75% Senior Notes, due January 2030, resulting in a total increase of principal of $350 million. See Note 12 – Debt for more details on our Senior Notes as well as our availability under committed credit facilities and committed financing relating to the Aleris acquisition.

The "Cash and cash equivalents" balance above includes cash held in foreign countries in which we operate. As of March 31, 2020, we held $2 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2020, we held $2.1 billion of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2020, we do not believe adverse tax consequences exist that restrict our use of "Cash and cash equivalents" in a material manner.
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
Free Cash Flow
Refer to "Non-GAAP Financial Measures" for our definition of Free Cash Flow.
The following table shows the "Free cash flow" for the fiscal year ended March 31, 2020, 2019 and 2018, the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
	Fiscal Year Ended March 31,			2020 versus 2019	2019 versus 2018
in millions	2020	2019	2018
Net cash provided by operating activities	$962	$728	$573	$234	$155
Net cash (used in) provided by investing activities	(575)	(557)	96	(18)	(653)
Plus: Cash used in the acquisition of assets under a capital lease(1)	—	239	—	(239)	239
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes and hedging(2)	(3)	(2)	(263)	(1)	261
Free cash flow	$384	$408	$406	$(24)	$2
Ending cash and cash equivalents	$2,392	$950	$920	$1,442	$30
_________________________
(1)This line item includes $239 million of outflows related to the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility during the fiscal year ended March 31, 2019. The impact is recognized as "Acquisition of assets under a capital lease."
(2)This line item includes the proceeds from the sale of shares in Ulsan Aluminum Ltd., to Kobe during the fiscal year ended March 31, 2018 in the amount of $314 million, net of $42 million and $11 million, in cash taxes and transaction fees paid, respectively.

Operating Activities
The increase in net cash provided by operating activities was primarily related to higher "Segment income." The following summarizes changes in working capital accounts.

				Change
	Fiscal Year Ended March 31,			2020 versus 2019	2019 versus 2018
in millions	2020	2019	2018
Net cash (used in) provided by operating activities due to changes in working capital:
Accounts receivable	$304	$(71)	$(415)	$375	$344
Inventories	23	32	(151)	(9)	183
Accounts payable	(182)	(74)	336	(108)	(410)
Other current assets and liabilities	(40)	31	16	(71)	15
Net change in working capital	$105	$(82)	$(214)	$187	$132
Working capital improvements in the current period were primarily due to favorable changes in accounts receivable due to timing of sales and collections, partially offset by lower base aluminum prices as well as the timing of cash outflows related to accounts payable and current assets and liabilities.
In the prior periods, working capital improvements were primarily due to favorable changes in inventories due to increased sales as well as favorable changes in other current assets and liabilities. The lower quantities of inventory on hand were the result of increased shipments due to customer demand. These factors were offset by the timing of cash outflows related to accounts payable and lower base aluminum prices.
Investing Activities
The following table presents information regarding our "Net cash (used in) provided by investing activities."

				Change
	Fiscal Year Ended March 31,			2020 versus 2019	2019 versus 2018
in millions	2020	2019	2018
Capital expenditures	$(599)	$(351)	$(226)	$(248)	$(125)
Acquisition of assets under a capital lease	—	(239)	—	239	(239)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	2	2	1	—
Proceeds from the sale of a business	—	—	314	—	(314)
Proceeds from investment in and advances to non-consolidated affiliates, net	3	12	16	(9)	(4)
Proceeds (outflows) from settlement of derivative instruments, net	5	7	(23)	(2)	30
Other	13	12	13	1	(1)
Net cash (used in) provided by investing activities	$(575)	$(557)	$96	$(18)	$(653)
For the fiscal year ended March 31, 2020, "Net cash (used in) provided by investing activities" was primarily attributable to increased "Capital expenditures" related to strategic investments. This was partially offset by the prior period acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility recognized as "Acquisition of assets under a capital lease."
In the prior year, the change in "Net cash (used in) provided by investing activities" was primarily attributable to increased "Capital expenditures" related to strategic investments and the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility recognized as "Acquisition of assets under a capital lease." Additionally, in fiscal 2018, we received "Proceeds from the sale of a business" in the amount of $314 million due to the sale of shares in UAL.

Financing Activities
The following table presents information regarding our "Net cash provided by (used in) financing activities."

				Change
	Fiscal Year Ended March 31,			2020 versus 2019	2019 versus 2018
in millions	2020	2019	2018
Proceeds from issuance of long-term and short-term borrowings	$1,696	$—	$—	$1,696	$—
Principal payments of long-term and short-term borrowings	(1,225)	(112)	(174)	(1,113)	62
Revolving credit facilities and other, net	633	(2)	(211)	635	209
Debt issuance costs	(40)	(4)	(5)	(36)	1
Net cash provided by (used in) financing activities	$1,064	$(118)	$(390)	$1,182	$272
Fiscal Year Ended March 31, 2020
During the fiscal year ended March 31, 2020, there were $1,696 million of issuances of long-term borrowings, primarily related to the issuance of $1,600 million in senior notes. We made principal repayments of $1,225, primarily related to the refinancing of our 2024 Senior Notes, along with $18 million of payments on our Term Loan Facility. Additionally, the net cash proceeds from our revolving credit facilities is related to draw downs of $555 million on our ABL Revolver and $98 million on our Korea credit facility. We incurred $40 million of debt issuance costs.
Fiscal Year Ended March 31, 2019
During the fiscal year ended March 31, 2019, there were no issuances of long-term borrowings. We made principal repayments of $90 million in Korean long-term debt, $18 million on our Term Loan Facility, $3 million on capital leases, and $1 million in other principal repayments. We incurred $4 million in debt issuance costs.
Fiscal Year Ended March 31, 2018
During the fiscal year ended March 31, 2018, there were no issuances of long-term borrowings. We made principal repayments of $97 million in Korean long-term debt, $50 million on short-term loans in Brazil, $18 million on our Term Loan Facility, $8 million on capital leases, and $1 million in other principal repayments. The net cash repayments from our credit facilities balance is related to payments of $185 million on our ABL Revolver and $26 million on our China credit facility.

OFF-BALANCE SHEET ARRANGEMENTS
In accordance with SEC rules, the following qualify as off-balance sheet arrangements:
•any obligation under certain derivative instruments;
•any obligation under certain guarantees or contracts;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; and
•any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 16 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements for a full description of derivative instruments.
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
Factoring of Trade Receivables
See Note 4 – Accounts Receivable for a summary of disclosures of factored financial amounts.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2020 and 2019, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, capital and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under contractual obligations that exist as of March 31, 2020, based on undiscounted amounts. The future cash flow commitments we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $229 million of derivative liabilities recorded on our balance sheet as of March 31, 2020, are uncertain. In addition, stock compensation is excluded from the table below as these are fair value measurements determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $27 million of uncertain tax positions. See Note 20 – Income Taxes to our accompanying consolidated financial statements.

in millions	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt(1)	$195	$1,727	$565	$3,122	$5,609
Interest on long-term debt(2)	209	377	328	489	1,403
Finance leases(3)	—	—	—	1	1
Operating leases(4)	28	37	24	19	108
Purchase obligations(5)	3,305	3,882	1,157	620	8,964
Unfunded pension plan benefits(6)	12	22	22	60	116
Other post-employment benefits(6)	7	16	18	55	96
Funded pension plans(6)	68	151	166	470	855
Total	$3,824	$6,212	$2,280	$4,836	$17,152
_________________________
(1)Includes only principal payments on our Senior Notes, Term Loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under finance lease obligations.
(2)Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2020. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to capital lease obligations, the amortization of debt issuance and other costs related to indebtedness.
(3)Includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes and maintenance associated with the property.
(4)Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes and maintenance associated with the properties and equipment.
(5)Includes agreements to purchase goods (including raw materials, and capital expenditures) and services that are enforceable and legally binding on us, and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2020. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts.
(6)Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and health care cost trends. Payments for pension plan benefits and other post-employment benefits are estimated through 2030.
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

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety (EHS) standards. Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001 or ISO 45001, international occupational health and safety management standards. As of March 31, 2020 and 2019, 23 of our facilities were OHSAS 18001 or ISO 45001 certified. As of March 31, 2020 and 2019, 24 of our facilities were ISO 14001 certified. In addition as of March 31, 2020 and 2019, 23 of our facilities are certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $15 million during the fiscal year ended March 31, 2020, of which $12 million was expensed and $3 million capitalized. We expect these expenditures will be approximately $13 million in the fiscal year ending March 31, 2021, of which we estimate $9 million will be expensed and $4 million capitalized. Generally, expenses for environmental protection are recorded in "Cost of goods sold (exclusive of depreciation and amortization)." However, significant remediation costs that are not associated with on-going operations are recorded in "Restructuring and impairment, net."
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
Our significant accounting policies are discussed in Note 1 – Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.
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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for commodity and foreign exchange rates. See Note 16 – Financial Instruments and Commodity Contracts and Note 18 – Fair Value Measurements to our accompanying consolidated financial statements for discussion on fair value of derivative instruments.
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
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in other current and noncurrent assets and liabilities in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset, and the entire change in the fair value of derivatives is recorded in the statement of operations line item consistent with the underlying hedged item.

For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in Other Comprehensive Income (Loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in "Other expenses, net."
For all derivatives designated as hedging relationships, gains or losses representing amounts excluded from effectiveness testing are recognized in "Other expenses, net" in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in "Other expenses, net" in our current period earnings.
Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of Hindalco's indirect purchase of Novelis, we estimated fair value of the identifiable net assets using a number of factors, including the application of multiples and discounted cash flow estimates. The carrying value of goodwill for each of our reporting units, which is tested for impairment annually, is as follows:

in millions	As of March 31, 2020
North America	$285
Europe	181
South America	141
$607
Goodwill is not amortized; instead, it is tested for impairment annually or more frequently if indicators of impairment exist. On an ongoing basis, absent any impairment indicators, we perform our goodwill impairment testing as of March 31 of each fiscal year. We do not aggregate components of operating segments to arrive at our reporting units, and as such our reporting units are the same as our operating segments.
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
For our fiscal year 2020 test, we elected to perform the two-step quantitative impairment test, where step one compares the fair value of each reporting unit to its carrying amount, and if step one indicates that the carrying value of a reporting unit exceeds the fair value, step two is performed to measure the amount of impairment, if any. For purposes of our step one analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.

Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes and prices, costs to produce, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 8% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $100-$340 million, depending on the relative size of the reporting unit. Additionally, an increase or decrease of 0.25% in the terminal year growth rate assumption would have impacted the estimated fair value of each reporting unit by approximately $80-$280 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions were approximately 2.25%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. The market approach is dependent on a number of significant assumptions including selection of multiples and control premium.
As a result of our annual goodwill impairment test for the fiscal year ended March 31, 2020, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of the last day of March in fiscal 2020 by 146% for North America, by 51% for Europe and by 272% for South America.
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

Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in "Restructuring and impairment, net" in our consolidated statement of operations. See Note 3 – Restructuring and Impairment for details on asset impairments for the years ended March 31, 2020, 2019, and 2018.
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
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the United States, United Kingdom, and other euro zone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 2.6%, 3.0%, and 3.1%, and other postretirement benefit obligation was 3.4%, 4.0% and 4.0% as of March 31, 2020, 2019, and 2018, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2020, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $161 million in the pension and other postretirement obligations and in a pre-tax decrease of $17 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2020, assuming inflation remains unchanged, would result in an increase of $180 million in the pension and other postretirement obligations and in a pre-tax increase of $18 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 5.5% for 2020, 5.2% for 2019, and 5.2% for 2018. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2020 would result in a pre-tax variation of approximately $11 million in the net periodic benefit cost in the following year.
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

We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2020. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2020, the Company concluded that valuation allowances totaling $755 million were required against its deferred tax assets comprised of the following:
•$542 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $73 million relates to New York tax credit carryforwards, and $56 million relates to tax credit carryforwards in Canada.
•$84 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2020, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $422 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $286 million of these deferred tax assets. Realization of the remaining $136 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $571 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the third quarter of fiscal year 2019, we finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, our accounting for the effects of the Act is complete. We did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
NON-GAAP FINANCIAL MEASURES
Segment Income
Total "Segment income" presents the sum of the results of our four operating segments on a consolidated basis. We believe that total "Segment income" is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis we review the performance of each of our regions and to draw comparisons between periods based on the same measure of consolidated performance.
Management believes investors’ understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total "Segment income," together with reconciliations, we believe we are enhancing investors’ understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
However, total "Segment income" is not a measurement of financial performance under U.S. GAAP, and our total "Segment income" may not be comparable to similarly titled measures of other companies. Total "Segment income" has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, total "Segment income":
•does not reflect the company’s cash expenditures or requirements for capital expenditures or capital commitments;
•does not reflect changes in, or cash requirements for, the company’s working capital needs; and
•does not reflect any costs related to the current or future replacement of assets being depreciated and amortized.
We also use total "Segment income":
•as a measure of operating performance to assist us in comparing our operating performance on a consistent basis because it removes the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budgets and financial projections;
•to evaluate the performance and effectiveness of our operational strategies; and
•as a basis to calculate incentive compensation payments for our key employees.
Total "Segment income" is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of "Segment income."

Free Cash Flow
"Free cash flow" consists of: (a) "net cash provided by (used in) operating activities," (b) plus "net cash provided by (used in) investing activities," (c) plus cash used in the "Acquisition of assets under a capital lease," and (d) less "proceeds from sales of assets, net of transaction fees, cash income taxes and hedging." Management believes "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." Our method of calculating "Free cash flow" may not be consistent with that of other companies.
Effective in the second quarter of fiscal 2019, management clarified the definition of "Free cash flow" (a non-GAAP measure) to exclude the impact of cash outflows related to the "Acquisition of assets under a capital lease." This change further enables users of the financial statements to understand cash generated internally by the Company. This change does not impact the consolidated financial statements or prior periods reported.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2020 consolidated balance sheet.
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
Metal
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange (LME); (ii) a local market premium; and (iii) a "conversion premium" to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. The local market premiums tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.
Increases or decreases in the average price of aluminum based on the LME directly impact "Net sales," "Cost of goods sold (exclusive of depreciation and amortization)," and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and (ii) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2020, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause the change in fair value to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(56)
Copper	(10)%	$(1)

Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the fiscal year ended March 31, 2020, natural gas and electricity represented approximately 97% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2020, given a 10% decline in spot prices for energy contracts.

$ in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(2)
Natural Gas	(10)%	$(3)
Diesel Fuel	(10)%	$(2)
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
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 – Business and Summary of Significant Accounting Policies and Note 16 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.

Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2020, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(24)
Euro	10%	$(15)
Korean won	(10)%	$(35)
Canadian dollar	(10)%	$(3)
British pound	(10)%	$(16)
Swiss franc	(10)%	$(24)
Chinese yuan	10%	$(4)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
The interest rate paid on our Term Loan Facility is 1.85% plus LIBOR (1.45%). As of March 31, 2020, the effective interest rate was 3.30%. As of March 31, 2020, a 100 basis point increase or decrease in LIBOR interest rates would have had a $17 million impact on our annual pre-tax income.
As of March 31, 2020, Novelis had $555 million in borrowings under our ABL Revolver. The ABL Revolver Facility bears an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. As of March 31, 2020, the effective interest rate was 1.87%. As of March 31, 2020, a 100 basis point increase or decrease in LIBOR interest rates would have had a $5 million impact on our annual pre-tax income.
From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2020, there were no USD LIBOR based interest rate swaps outstanding.
In South Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. As of March 31, 2020, there were no 3M-CD based interest rate swaps outstanding.

Management’s Report on Internal Control over Financial Reporting

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act, as amended. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control — Integrated Framework (2013)." Based on its assessment, management has concluded that, as of March 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 7, 2020

/s/ Devinder Ahuja
Devinder Ahuja
Senior Vice President and Chief Financial Officer
May 7, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries ("the Company") as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s (deficit) equity, and cash flows, for each of the three years in the period ended March 31, 2020, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in fiscal 2020.
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

Report of Independent Registered Public Accounting Firm
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
May 7, 2020
We have served as the Company’s auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Net sales	$11,217	$12,326	$11,462
Cost of goods sold (exclusive of depreciation and amortization)	9,231	10,422	9,700
Selling, general and administrative expenses	498	502	466
Depreciation and amortization	361	350	354
Interest expense and amortization of debt issuance costs	248	268	255
Research and development expenses	84	72	64
Gain on sale of a business, net	—	—	(318)
Loss on extinguishment of debt	71	—	—
Restructuring and impairment, net	43	2	34
Equity in net loss (income) of non-consolidated affiliates	2	(3)	1
Business acquisition and other integration related costs	63	33	—
Other expenses, net	18	44	51
	10,619	11,690	10,607
Income before income tax provision	598	636	855
Income tax provision	178	202	233
Net income	420	434	622
Net loss attributable to noncontrolling interests	—	—	(13)
Net income attributable to our common shareholder	$420	$434	$635
—————
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Net income	$420	$434	$622
Other comprehensive income (loss):
Currency translation adjustment	(73)	(171)	191
Net change in fair value of effective portion of hedges	(10)	(70)	109
Net change in pension and other benefits	(73)	(8)	12
Other comprehensive (loss) income before income tax effect	(156)	(249)	312
Income tax (benefit) provision related to items of other comprehensive income	(26)	(22)	34
Other comprehensive (loss) income, net of tax	(130)	(227)	278
Comprehensive income	290	207	900
Comprehensive (loss) income attributable to noncontrolling interest, net of tax	(16)	2	(19)
Comprehensive income attributable to our common shareholder	$306	$205	$919
—————
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,392	$950
Accounts receivable, net
— third parties (net of allowance for doubtful accounts of $8 and $7 as of March 31, 2020 and March 31, 2019, respectively)	1,067	1,417
— related parties	164	164
Inventories	1,409	1,460
Prepaid expenses and other current assets	145	121
Fair value of derivative instruments	202	70
Assets held for sale	5	3
Total current assets	5,384	4,185
Property, plant and equipment, net	3,580	3,390
Goodwill	607	607
Intangible assets, net	299	351
Investment in and advances to non–consolidated affiliates	760	792
Deferred income tax assets	140	142
Other long–term assets	219	101
Total assets	$10,989	$9,568

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$19	$19
Short–term borrowings	176	39
Accounts payable
— third parties	1,732	1,986
— related parties	176	175
Fair value of derivative instruments	214	87
Accrued expenses and other current liabilities	613	616
Total current liabilities	2,930	2,922
Long–term debt, net of current portion	5,345	4,328
Deferred income tax liabilities	194	223
Accrued postretirement benefits	930	844
Other long–term liabilities	229	180
Total liabilities	9,628	8,497
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2020 and March 31, 2019	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	628	208
Accumulated other comprehensive loss	(620)	(506)
Total equity of our common shareholder	1,412	1,106
Noncontrolling interests	(51)	(35)
Total equity	1,361	1,071
Total liabilities and equity	$10,989	$9,568
—————
See accompanying notes to the consolidated financial statements. Refer to Note 8 – Consolidation for information on our consolidated variable interest entity (VIE).

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
OPERATING ACTIVITIES
Net income	$420	$434	$622
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	361	350	354
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(4)	(6)	15
Gain on sale of business	—	—	(318)
Loss on sale of assets	1	6	7
Impairment charges	18	—	15
Loss on extinguishment of debt	71	—	—
Deferred income taxes	—	50	41
Equity in net loss (income) of non-consolidated affiliates	2	(3)	1
Gain on foreign exchange remeasurement of debt	—	—	(2)
Amortization of debt issuance costs and carrying value adjustments	17	17	19
Other, net	2	(1)	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	304	(71)	(415)
Inventories	23	32	(151)
Accounts payable	(182)	(74)	336
Other assets	(62)	(10)	16
Other liabilities	(9)	4	32
Net cash provided by operating activities	962	728	573
INVESTING ACTIVITIES
Capital expenditures	(599)	(351)	(226)
Acquisition of assets under a capital lease	—	(239)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	2	2
Proceeds from the sale of a business	—	—	314
Proceeds from investment in and advances to non-consolidated affiliates, net	3	12	16
Proceeds (outflows) from settlement of derivative instruments, net	5	7	(23)
Other	13	12	13
Net cash (used in) provided by investing activities	(575)	(557)	96
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	1,696	—	—
Principal payments of long-term and short-term borrowings	(1,225)	(112)	(174)
Revolving credit facilities and other, net	633	(2)	(211)
Debt issuance costs	(40)	(4)	(5)
Net cash provided by (used in) financing activities	1,064	(118)	(390)
Net increase in cash and cash equivalents and restricted cash	1,451	53	279
Effect of exchange rate changes on cash	(9)	(25)	47
Cash, cash equivalents and restricted cash — beginning of period	960	932	606
Cash, cash equivalents and restricted cash — end of period	$2,402	$960	$932

Cash and cash equivalents	$2,392	$950	$920
Restricted cash (included in "Other long–term assets")	10	10	12
Cash, cash equivalents and restricted cash — end of period	$2,402	$960	$932

Supplemental Disclosures:
Interest paid	$222	$248	$254
Income taxes paid	172	159	191
Accrued capital expenditures as of March 31	100	136	53
—————
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY

	(Deficit) Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss (AOCI)	Non- Controlling Interests	Total (Deficit) Equity
Balance as of March 31, 2017	1,000	$—	$1,404	$(913)	$(545)	$(18)	$(72)
Net income attributable to our common shareholder	—	—	—	635	—	—	635
Net loss attributable to noncontrolling interests	—	—	—	—	—	(13)	(13)
Currency translation adjustment, included in AOCI	—	—	—	—	191	—	191
Change in fair value of effective portion of hedges, net of tax provision of $32 million included in AOCI	—	—	—	—	77	—	77
Change in pension and other benefits, net of tax provision of $2 million included in AOCI	—	—	—	—	16	(6)	10
Balance as of March 31, 2018	1,000	—	1,404	(278)	(261)	(37)	828
Adoption of accounting standards updates (See Note 1)	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	—	1,404	(226)	(277)	(37)	864
Net income attributable to our common shareholder	—	—	—	434	—	—	434
Currency translation adjustment, included in AOCI	—	—	—	—	(171)	—	(171)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $20 million included in AOCI	—	—	—	—	(50)	—	(50)
Change in pension and other benefits, net of tax benefit of $2 million included in AOCI	—	—	—	—	(8)	2	(6)
Balance as of March 31, 2019	1,000	—	1,404	208	(506)	(35)	1,071
Net income attributable to our common shareholder	—	—	—	420	—	—	420
Currency translation adjustment, included in AOCI	—	—	—	—	(73)	—	(73)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $6 million included in AOCI	—	—	—	—	(4)	—	(4)
Change in pension and other benefits, net of tax benefit of $20 million included in AOCI	—	—	—	—	(37)	(16)	(53)
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
—————
See accompanying notes to the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Annual Report on Form 10-K (Form 10-K), references herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco Industries Limited. Unless otherwise specified, the period referenced is the current fiscal year. Reference to fiscal 2020, fiscal 2019, or fiscal 2018 refers to the fiscal year ended March 31, 2020, 2019, or 2018, respectively.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of March 31, 2020, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 22 operating facilities, including recycling operations in 12 of these plants.
Consolidation Policy
Our consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate intercompany accounts and transactions from our consolidated financial statements.
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
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) impairment of long lived assets and other intangible assets; (3) impairment of equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) tax uncertainties and valuation allowances; (6) assessment of loss contingencies, including environmental and litigation liabilities; and (7) the fair value of derivative financial instruments. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Reclassifications and Revisions of Previously Issued Financial Statements
Certain prior period amounts have been reclassified to conform with current period presentations or as a result of recently adopted accounting standards, as discussed below.
During the preparation of the consolidated financial statements for fiscal 2020, we identified a misstatement related to the sale of land within previously issued Form 10-Ks for the years ended March 31, 2019, March 31, 2018 and March 31, 2017. The previously disclosed amounts for "Property, plant and equipment, net" and "Retained earnings" were understated by $5 million as of March 31, 2019, March 31, 2018, and March 31, 2017.
We assessed the materiality of the misstatement and concluded it was not material to the Company’s previously issued financial statements for the years ended March 31, 2019, March 31, 2018, and March 31, 2017 and that amendments of previously filed financial statements were therefore not required. However, we elected to revise the previously reported amounts in the consolidated balance sheets, consolidated statements of shareholder's (deficit) equity, and notes to the consolidated financial statements for the impacted periods, as applicable, to correct the misstatement. There was no impact on the consolidated statements of cash flows or consolidated statements of operations for the years ended March 31, 2019 or March 31, 2018.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
We consume substantial amounts of energy in our rolling operations and our cast house operations. The factors that affect our energy costs and supply reliability tend to be specific to each of our facilities. A number of factors could materially adversely affect our energy position including, but not limited to: (a) increases in the cost of natural gas; (b) increases in the cost of supplied electricity or fuel oil related to transportation; (c) interruptions in energy supply due to equipment failure or other causes and (d) the inability to extend energy supply contracts upon expiration on favorable terms. A significant increase in energy costs or disruption of energy supplies or supply arrangements could have a material adverse effect on our financial position, results of operations and cash flows.
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
Other risks and uncertainties
In addition, refer to Note 16 – Financial Instruments and Commodity Contracts, Note 18 – Fair Value Measurements, Note 21 – Commitments and Contingencies, and Note 24 – Subsequent Events for a discussion of financial instruments, commitments and contingencies, and COVID-19.
Net Sales
We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 2 – Revenue from Contracts with Customers for additional information on our revenue recognition policies.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" includes all costs associated with inventories, including the procurement of materials, the conversion of such materials into finished products, and the costs of warehousing and distributing finished goods to customers. Material procurement costs include inbound freight charges as well as purchasing, receiving, inspection and storage costs. Conversion costs include the costs of direct production inputs such as labor and energy, as well as allocated overheads from indirect production centers and plant administrative support areas. Warehousing and distribution costs include inside and outside storage costs, outbound freight charges and the costs of internal transfers.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selling, General and Administrative Expenses
"Selling, general and administrative expenses" include selling, marketing and advertising expenses; salaries, travel and office expenses of administrative employees and contractors; legal and professional fees; software license fees; bad debt expenses; and factoring expenses.
Research and Development
We incur costs in connection with research and development programs that are expected to contribute to future earnings, and charge such costs against income as incurred. Research and development costs consist primarily of salaries and administrative costs.
Restructuring Activities
Restructuring charges, which are recorded within "Restructuring and impairment, net," include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring costs include expenses that are recorded through the restructuring liability. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations and ASC 712, Compensation — Nonretirement Postemployment Benefits. Severance costs accounted for under ASC 420 and/or ASC 712 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 3 – Restructuring and Impairment for further discussion.
Business Acquisition and Other Integration Related Costs
"Business acquisition and other integration related costs" include expenses associated with the acquisition of Aleris Corporation (Aleris), which closed on April 14, 2020. The expenses consist of the costs incurred related to the transaction and to the integration of Aleris subsequent to the acquisition. See Note 24 – Subsequent Events for further details about the transaction.
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
Cash and Cash Equivalents
"Cash and cash equivalents" includes investments that are highly liquid and have maturities of three months or less when purchased. The carrying values of cash and cash equivalents approximate their fair value due to the short-term nature of these instruments.
We maintain amounts on deposit with various financial institutions, which may, at times, exceed federally insured limits. However, management periodically evaluates the credit-worthiness of those institutions, and we have not experienced any losses on such deposits.
Restricted Cash
Restricted cash is comprised of cash deposits for employee benefits and is disclosed on the consolidated statement of cash flows. Restricted cash is included in "Other long–term assets" on the consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Additions to the allowance for doubtful accounts are made by means of the provision for doubtful accounts. We write-off uncollectible accounts receivable against the allowance for doubtful accounts after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for doubtful accounts. See Note 4 – Accounts Receivable for further discussion.
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
In accordance with ASU 2017-12 Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, for cash flow hedges we recognize and defer the entire periodic change in the fair value of the hedging instrument in other comprehensive income (loss). The amounts recorded in other comprehensive income (loss) are subsequently reclassified to earnings in the same line item impacted by the hedged item when the hedged item affects earnings.
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive income (OCI) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of OCI to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in "Other expenses, net."
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in "Prepaid expenses and other current assets," "Other long-term assets", "Accrued expenses and other current liabilities," and "Other long-term liabilities" in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset, and the entire change in the fair value of derivatives is recorded in the statement of operations line item consistent with the underlying hedged item.
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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for commodity and foreign exchange rates. See Note 16 – Financial Instruments and Commodity Contracts and Note 18 – Fair Value Measurements for additional discussion related to derivative instruments.
Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 5 – Inventories for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment
We record land, buildings, leasehold improvements, and machinery and equipment at cost. We record assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We generally depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably assured. See Note 6 – Property, Plant and Equipment for further discussion. We assign useful lives to and depreciate major components of our property, plant and equipment.
The ranges of estimated useful lives are as follows:

Years
Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	2 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under finance lease obligations	5 to 15
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
We account for operating leases under the provisions of ASC 842, Leases. This pronouncement requires us to recognize escalating rents, including any rent holidays, on a straight-line basis over the term of the lease for those lease agreements where we receive the right to control the use of the entire leased property at the beginning of the lease term.
Goodwill
We test for impairment at least annually as of the last day of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. We do not aggregate components of operating segments to arrive at our reporting units and, as such, our reporting units are the same as our operating segments.
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
For the years ended March 31, 2019 and 2018, we performed our annual goodwill impairment test as of February 28, 2019 and February 28, 2018, respectively. During the year ended March 31, 2020, we changed the date of our annual goodwill impairment assessment to March 31, 2020 and performed our testing as of both February 29, 2020 and March 31, 2020. This change to our method of applying current accounting guidance is preferable as it better aligns with the impairment assessment date of our indirect parent company. This change did not delay, accelerate or avoid any impairment charge. No goodwill impairment was identified for the years ended March 31, 2020, 2019, and 2018. See Note 7 – Goodwill and Intangible Assets for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount factors and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use the market approach to corroborate the estimated fair value. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, the second step of the impairment test is performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for the years ended March 31, 2020, 2019, and 2018, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit's goodwill, and thus, no reporting unit failed step one of testing.
When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 7 – Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets and intangible assets are included in "Restructuring and impairment, net" in the consolidated statement of operations. See Note 3 – Restructuring and Impairment for further discussions.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Investment in and Advances to Non-Consolidated Affiliates
We assess the potential for other-than-temporary impairment of our equity method investments when impairment indicators are identified. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down. See Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further discussion.
Financing Costs
We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest amortization method, unless the impact of utilizing the straight-line method results in an immaterial difference. The expense is included in "Interest expense and amortization of debt issuance costs" in our consolidated statements of operations. We record discounts and unamortized financing costs as a direct deduction from, or premiums as a direct addition to, the face amount of the financing.
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
The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and current related party notes receivable and payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of our share-based compensation liabilities, short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency, energy and interest rate derivative instruments, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. See Note 18 – Fair Value Measurements for further discussion.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits (ASC 715). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in shareholder’s (deficit) equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the fiscal years ended March 31, 2020 and 2019, we used March 31 as the measurement date.
We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments, curtailments, and settlements. Net actuarial gains and losses are amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy. See Note 14 – Postretirement Benefit Plans for further discussion.

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
Environmental Liabilities
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are stated at undiscounted amounts. Environmental liabilities are included in our consolidated balance sheets in "Accrued expenses and other current liabilities" and "Other long-term liabilities," depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in our consolidated balance sheets in "Prepaid expenses and other current assets."
Costs related to environmental matters are charged to expense. Estimated future incremental operations, maintenance and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable. See Note 21 – Commitments and Contingencies for further discussion.
Litigation Contingencies
We accrue for loss contingencies associated with outstanding litigation, claims and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred. See Note 21 – Commitments and Contingencies for further discussion.
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
We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more than likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 20 – Income Taxes for further discussion.
Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation (ASC 718), we recognize compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability based awards. As such, liabilities for awards under these plans are required to be measured at fair value at each reporting date until the date of settlement. See Note 13 – Share-Based Compensation for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency Translation
The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates and revenues and expenses are translated at average exchange rates for the period. Differences arising from this translation are included in the currency translation adjustment (CTA) component of Accumulated other comprehensive income (loss) (AOCI) and Noncontrolling Interest, both of which are on the balance sheet. If there is a planned or completed sale or liquidation of our ownership in a foreign operation, the relevant CTA is recognized in our consolidated statement of operations.
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates and transaction gains and losses are included in "Other expenses, net" in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards

Standard	Adoption	Description	Disclosure Impact
ASU 2019-07, Codification Updates to SEC Sections (Issued July 2019)	July 1, 2019	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have an impact on the consolidated financial statements.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued October 2018)
	April 1, 2019	The standard permits the use of the OIS based on the SOFR as a U.S. benchmark interest rate for purposes of hedge accounting under Topic 815 as requested by the Federal Reserve Board during deliberations leading to the issuance of ASU 2017-12. The FASB recognized that although the OIS rate based on SOFR is not yet widely recognized and quoted within the U.S. financial market, the attributes of the repo rates underlying the calculation of SOFR are recognized.	The adoption of this standard did not have an impact on the consolidated financial statements and disclosures.
ASU 2018-09, Codification Improvements (Issued July 2018)	April 1, 2019	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have an impact on the consolidated financial statements and disclosures.
ASU 2016-02, Leases (Topic 842) along with additional technical improvements, practical expedients, and clarifications since issued. (Issued February 2016)	April 1, 2019	The standard requires organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. The standard requires qualitative and quantitative disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.
We recognized right-of-use assets and lease liabilities on our consolidated balance sheets with no impact to the opening balance of retained earnings. The adoption of this standard did not have a material effect on the consolidated statement of operations or the consolidated statement of cash flows. See Note 10 – Leases for further details on the adoption of this standard.

ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Issued February 2018)	April 1, 2018	The standard provides an option to reclassify stranded tax effects within Accumulated other comprehensive income (loss) (AOCI) to Retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the Act).
We reclassified $16 million into retained earnings of our common shareholder from AOCI. This reclassification consisted of deferred taxes originally recorded in AOCI at rates that exceeded the newly enacted U.S. federal corporate tax rate. There was no impact to net income. Certain prior period amounts have been adjusted as a result of the adoption of this standard.

ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement (Issued August 2018)	April 1, 2018	The standard modifies the disclosure requirements on fair value measurements in Topic 820 including the consideration of costs and benefits. The amendments relate to changes in disclosures on unrealized gains and losses, the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively, where applicable.	The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments, which supersedes the former standard, ASC 605, Revenue Recognition (Issued May 2014)	April 1, 2018	The standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services.	We adopted this standard using the modified retrospective transition approach. The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Issued March 2017)	April 1, 2018	The standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the “other components”) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines.	We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to "Other expenses, net" for the comparative prior periods.
ASU 2016-18, Statement of Cash Flows (Topic 230) -Restricted Cash. (Issued November 2016)	April 1, 2018	The standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.	We adopted this standard on a retrospective basis and disclose the nature of the restrictions for material balances of restricted cash.
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (Issued October 2016)	April 1, 2018	The standard eliminates the exception for all intra-entity sales of assets other than inventory. It requires the tax effect of intra-entity sales of assets other than inventory to be recognized currently which will impact Novelis’ effective tax rate. The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs.
We adopted this standard on a modified retrospective basis and the cumulative effect of the change on retained earnings is $36 million with a corresponding impact to deferred tax balances. Certain prior period amounts have been adjusted as a result of the adoption of this standard.

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)	April 1, 2018	The standard addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items.	We adopted this standard on a retrospective basis, and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (Issued May 2017)	April 1, 2018	The standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the standard in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. This standard requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.	The adoption of this standard did not have a material impact on the consolidated financial statements and disclosures.
ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets (Issued February 2017)
	April 1, 2018	The standard includes (i) clarification that non-financial assets within the scope of ASC 610-20 may include non-financial assets transferred within a legal entity to a counterparty; (ii) clarification that an entity should allocate consideration to each distinct asset by applying the standard in ASC 606 on allocating the transaction price to performance obligations; and (iii) a requirement for entities to derecognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 610, and transfers control of the asset in accordance with ASC 606.	The adoption of this standard did not have an impact on the consolidated financial statements and disclosures.
ASU 2017-01, Clarifying the Definition of a Business (Topic 805) (Issued January 2017)	April 1, 2018	The standard provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. It amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business.	The adoption of this standard did not have an impact on the consolidated financial statements and disclosures.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (Issued August 2017)	January 1, 2018	The standard simplifies the application of hedge accounting and increases the transparency of the results of our hedging programs. The amendments better align an entity’s risk management objectives, activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.	We did not record a cumulative effect adjustment as we elected to de-designate and re-designate existing hedge accounting relationships at the adoption date.
ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (Issued March 2016)	April 1, 2017
The standard addresses a lack of guidance related to the impact of derivative contract novations on existing hedge accounting relationships under Accounting Standards Codification Topic 815, Derivatives and Hedging (ASC 815). The new guidance clarifies that a change in one of the parties (a novation) to a derivative contract that is part of an existing hedge accounting relationship under ASC 815 does not, in and of itself, require a de-designation of that hedge accounting relationship.
The adoption of this standard did not have an impact on the consolidated financial statements and disclosures.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Issued Accounting Standards

Standard	Adoption	Description	Disclosure Impact
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Issued March 2020)	April 1, 2020	The standard provides transitional guidance and optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships which reference LIBOR or another reference rate expected to be discontinued.	The Company has evaluated the impact of this standard, noting that there is no impact to our current contracts or hedging relationships. The Company will monitor the impact on future transactions through December 31, 2022.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020	This standard eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity must consider such indirect interests on a proportionate basis.	The Company has evaluated the impact of this standard, noting that there is no impact to our current variable interests. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. As such, there will not be a material impact on the consolidated financial statements.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Issued August 2018)
	April 1, 2020	This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected.	The Company has evaluated the impact of this standard, noting that we do not have these types of arrangements. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. As such, there will not be a material impact on the consolidated financial statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Issued August 2018)
	April 1, 2020	This standard changes disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This update removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures, and adds disclosure requirements identified as relevant.	The Company has evaluated the impact of this standard. We will update our pension and postretirement disclosure process accordingly, which will not have a material impact on the consolidated financial statements.
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Issued January 2017)	April 1, 2020	This standard eliminates Step 2 from the goodwill impairment test. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on the current Step 1).	The Company has evaluated the impact of this standard. We will update our goodwill impairment assessment process accordingly, which we do not expect to have a material impact on the consolidated financial statements.
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with additional technical improvements and clarifications since issued (Issued June 2016)
	April 1, 2020	The standard provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The “current expected credit loss” (CECL) model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.	The Company established a cross-functional project team to assess the impact of the standard. We will update our policies and processes for reserves against our financial instruments to factor in expected credit losses. This adoption will not have a material impact on the consolidated financial statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Issued December 2019)	April 1, 2021	The standard simplifies the accounting for income taxes by removing certain exceptions and improving the consistent application and simplification of GAAP.	The Company is currently evaluating the impact of this standard.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	Various	The standard provides various codification updates and improvements to address comments received.	The Company is currently evaluating the impact of this standard.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company's contracts with customers are comprised of purchase orders along with standard terms and conditions. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer at a point in time. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). The length of payment terms can vary per contract, but none extend beyond one year. Revenue is recognized net of any volume rebates or other incentives.
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, generally within one fiscal year. Additionally, certain of our contracts may contain incentive payments to our customers which are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts.
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia, and Europe. See Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. RESTRUCTURING AND IMPAIRMENT
"Restructuring and impairment, net" is reflected on our consolidated statement of operations and includes restructuring costs, impairments and other related expenses. As of March 31, 2020, $26 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying consolidated balance sheet.

	Total restructuring liabilities	Other restructuring charges(1)	Total restructuring charges	Other impairments(2)	Total restructuring and impairments, net
Balance as of March 31, 2017	$24
Expenses	19	9	28	6	34
Cash payments	(7)
Balance as of March 31, 2018	$36
Expenses	2	—	2	—	2
Cash payments	(16)
Foreign currency remeasurement and other(3)	(5)
Balance as of March 31, 2019	$17
Expenses	25	12	37	6	43
Cash payments	(5)
Foreign currency remeasurement and other(3)	(3)
Balance as of March 31, 2020	$34
_________________________
(1)Other restructuring charges include expenses related to a restructuring activity that are not recorded through the restructuring liability, such as impairments and other non-cash expenses.
(2)Other impairment charges are not related to a restructuring activity.
(3)This primarily relates to the remeasurement of Brazilian real denominated restructuring liabilities.
Restructuring and impairment activities by segment are detailed below:
North America
North America recognized $1 million in restructuring expenses each of the fiscal years ended March 31, 2020 and 2019. North America recognized no restructuring expense during fiscal 2018. As of March 31, 2020 and 2019, the restructuring liability for the North America region totaled $1 million.
North America recognized $4 million and $3 million in impairment charges on intangible software assets unrelated to restructuring during the fiscal years ended March 31, 2020 and 2018, respectively. North America recognized no impairment charges during fiscal 2019.
Europe
Europe recognized $33 million and $25 million in restructuring expenses related to the closure of certain non-core operations during the fiscal years ended March 31, 2020 and 2018, respectively. Europe recognized no restructuring expense during fiscal 2019. As of March 31, 2020 and 2019, the restructuring liability for the Europe region totaled $21 million and $3 million, respectively.
During fiscal 2018, Europe recognized $2 million in asset impairments unrelated to restructuring. No impairment was recognized for Europe during fiscal 2020 or fiscal 2019.
Asia
Asia recognized $2 million and $1 million in impairment charges on certain long-lived assets unrelated to restructuring in the fiscal years ended March 31, 2020 and 2018, respectively. No impairment was recognized for Asia during fiscal 2019.
South America
In fiscal years ended March 31, 2020, 2019, and 2018, South America recognized restructuring expenses of $3 million, $1 million, and $3 million, respectively, related to the closure of smelter facilities. As of March 31, 2020 and 2019, the restructuring liability for the South America region totaled $12 million and $13 million, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. ACCOUNTS RECEIVABLE
"Accounts receivable, net" consists of the following.

	March 31,
in millions	2020	2019
Trade accounts receivable	$944	$1,332
Other accounts receivable	131	92
Accounts receivable — third parties	1,075	1,424
Allowance for doubtful accounts — third parties	(8)	(7)
Accounts receivable, net — third parties	$1,067	$1,417

Accounts receivable, net — related parties	$164	$164
Allowance for Doubtful Accounts
As of March 31, 2020 and 2019, our allowance for doubtful accounts represented approximately 1% of gross "Accounts receivable — third parties" (exclusive of "Accounts receivable, net — related parties").
Activity in the allowance for doubtful accounts is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written-Off)	Foreign Exchange and Other	Balance at End of Period
Fiscal Year Ended March 31, 2020	$7	$3	$(1)	$(1)	$8
Fiscal Year Ended March 31, 2019	7	—	—	—	7
Fiscal Year Ended March 31, 2018	6	1	—	—	7
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
The following tables summarize amounts relating to our factoring activities.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Factoring expense	$41	$46	$39

	March 31,
in millions	2020	2019
Factored receivables outstanding	$430	$500

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. INVENTORIES
"Inventories" consists of the following.

	March 31,
in millions	2020	2019
Finished goods	$398	$354
Work in process	643	684
Raw materials	192	254
Supplies	176	168
Inventories	$1,409	$1,460

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY, PLANT AND EQUIPMENT
"Property, plant and equipment, net" consists of the following.

	March 31,
in millions	2020	2019
Land and property rights	$150	$155
Buildings	1,300	1,279
Machinery and equipment	4,430	4,290
	5,880	5,724
Accumulated depreciation and amortization	(2,968)	(2,731)
	2,912	2,993
Construction in progress	668	397
Property, plant and equipment, net(1)	$3,580	$3,390
_________________________
(1)Included in "Property, plant and equipment, net" are $3 million of finance leases as of March 31, 2020 and 2019. This balance of finance leases represents gross finance leases of $9 million and $10 million, net of accumulated amortization of $6 million and $7 million, as of March 31, 2020 and 2019, respectively. Of the $9 million and $10 million of gross finance leases as of March 31, 2020 and 2019, $7 million and $8 million were included in "Machinery and equipment", respectively. The remainder is included in "Buildings" and "Land and property rights."
For the fiscal years ended March 31, 2020, 2019, and 2018, we capitalized $14 million, $3 million, and $1 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to "Property, plant and equipment, net" is shown in the table below.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Depreciation expense related to "Property, plant and equipment, net"	$298	$286	$290
 Asset impairments
Impairment charges are recorded in "Restructuring and impairment, net." See Note 3 – Restructuring and Impairment for additional information.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. As of March 31, 2020, our asset retirement obligations relate to sites, primarily in North America and Asia, that have government imposed or other legal remediation obligations. The following is a summary of our asset retirement obligation activity. The current portion of the period end balances is included in "Accrued expenses and other current liabilities" in our consolidated balance sheet, while the long-term portion is included in "Other long–term liabilities." As of March 31, 2020, $16 million was included in "Other long–term liabilities."

in millions	Balance at Beginning of Period	Obligations Incurred	Accretion	Foreign Exchange & Other Adjustments	Settlements	Balance at End of Period
Fiscal Year Ended March 31, 2020	$29	$—	$—	$(1)	$(4)	$24
Fiscal Year Ended March 31, 2019	33	1	—	(5)	—	29
Fiscal Year Ended March 31, 2018	15	17	—	1	—	33

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND INTANGIBLE ASSETS
There were no changes to the gross carrying amount or accumulated impairment of goodwill during the fiscal years ended March 31, 2020 and 2019. The following table summarizes "Goodwill."

	March 31, 2020			March 31, 2019
in millions	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Impairment	Net Carrying Value
North America	$1,145	$(860)	$285	$1,145	$(860)	$285
Europe	511	(330)	181	511	(330)	181
South America	291	(150)	141	291	(150)	141
	$1,947	$(1,340)	$607	$1,947	$(1,340)	$607
The components of "Intangible assets, net" are as follows.

	March 31, 2020				March 31, 2019
in millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	20.0 years	$142	$(91)	$51	$142	$(84)	$58
Technology and software	9.8 years	396	(308)	88	387	(276)	111
Customer-related intangible assets	20.0 years	446	(286)	160	447	(265)	182
	15.9 years	$984	$(685)	$299	$976	$(625)	$351
In the fiscal years ended March 31, 2020 and March 31, 2018, we recorded impairment charges related to certain intangible software assets. In the fiscal year ended March 31, 2019, we did not record any impairments. All intangible assets are amortized using the straight-line method. For additional information refer to Note 3 – Restructuring and Impairment.
Amortization expense related to "Intangible assets, net" is as follows.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Amortization expense related to intangible assets included in "Depreciation and amortization"	$63	$64	$64
Estimated total amortization expense related to "Intangible assets, net" for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions and other events.

Fiscal Year Ending March 31,
2021	$62
2022	59
2023	47
2024	41
2025	41

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Logan Aluminum Inc. (Logan) is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows Aluminum Inc. (Tri-Arrows). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized variable interest entity ("VIE") that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Tri-Arrows, to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses, and the right to receive benefits that could potentially be significant.
Other than the contractually required reimbursements, we do not provide other material support to Logan. Logan's creditors do not have recourse to our general credit. There are significant other assets used in the operations of Logan that are not part of the joint venture, as they are directly owned and consolidated by Novelis or Tri-Arrows.
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our consolidated balance sheets.

	March 31,
in millions	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8	$1
Accounts receivable, net	24	40
Inventories	92	72
Prepaid expenses and other current assets	3	1
Total current assets	127	114
Property, plant and equipment, net	19	29
Goodwill	12	12
Deferred income tax assets	76	64
Other long–term assets	35	27
Total assets	$269	$246
LIABILITIES
Current liabilities:
Accounts payable	$38	$43
Accrued expenses and other current liabilities	30	21
Total current liabilities	68	64
Accrued postretirement benefits	287	245
Other long–term liabilities	3	1
Total liabilities	$358	$310

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2020, Novelis and Kobe both hold 50% interests in UAL.
AluInfra
In July 2018, Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, entered into definitive agreements with Constellium, an unrelated party, under which Novelis Switzerland and Constellium jointly own and operate AluInfra Services SA (AluInfra), the joint venture investment, which provides utility services to each partner. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have investments in as of March 31, 2020 and 2019, and which we account for using the equity method.

Affiliate Name	Ownership Structure	Ownership Percentage
Aluminium Norf GmbH (Alunorf)	Corporation	50%
Ulsan Aluminum, Ltd. (UAL)	Corporation	50%
AluInfra Services SA (AluInfra)	Corporation	50%
The following table summarizes the assets, liabilities and equity of our equity method affiliates in the aggregate as of March 31, 2020 and 2019.

	March 31,
in millions	2020	2019
Assets:
Current assets	$389	$369
Non-current assets	801	835
Total assets	$1,190	$1,204
Liabilities:
Current liabilities	$236	$234
Non-current liabilities	358	345
Total liabilities	$594	$579
Equity:
Total equity	$596	$625
Total liabilities and equity	$1,190	$1,204

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020, the investment in Alunorf exceeded our proportionate share of the net assets by $412 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2020, the investment in UAL exceeded our proportionate share of the net assets by $45 million. The difference primarily relates to goodwill.
The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2020, 2019, and 2018 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Net sales	$1,178	$1,245	$866
Costs and expenses related to net sales	1,160	1,222	854
Income tax provision	5	7	3
Net income	$13	$16	$9

Purchase of tolling services from Alunorf	$243	$254	$245
Related Party Transactions
Included in the accompanying consolidated financial statements are transactions and balances arising from business we conduct with our non-consolidated affiliates and our indirect parent company, Hindalco.
The following table describes the period-end account balances, shown as related party balances in the accompanying consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

	March 31,
in millions	2020	2019
Accounts receivable — related parties	$164	$164
Accounts payable — related parties	176	175
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the years ended March 31, 2020, 2019, and 2018, we recorded "Net sales" of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of March 31, 2020 and 2019, there were $1 million and less than $1 million of "Accounts receivable — related parties" net of "Accounts payable — related parties" outstanding related to transactions with Hindalco, respectively. During the years ended March 31, 2020 and 2019, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. LEASES
We lease certain land, buildings and equipment under noncancelable operating lease arrangements and certain office space under finance lease arrangements. Upon adoption of ASC 842, we elected the following practical expedients:
•Non-lease components: Leases that contain non-lease components (primarily equipment maintenance) are accounted for as a single component and recorded on the consolidated balance sheet for certain asset classes including real estate and certain equipment. Non-lease components include, but are not limited to, common area maintenance, service arrangements, and supply agreements.
•Package of practical expedients: We will not reassess whether any expired or existing contracts are leases or contain leases, the lease classification for any expired or existing leases or any initial direct costs for any expired or existing leases as of the transition date.
•Additional transition method: We adopted the standard using a modified retrospective approach, applying the standard's transition provisions at the beginning of the period of adoption and maintain previous disclosure requirements for comparative periods.
We used the following policies and/or assumptions in evaluating our lease population:
•Lease determination: Novelis considers a contract to be or to contain a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.
•Discount rate: When our lease contracts do not provide a readily determinable implicit rate, we use the estimated incremental borrowing rate based on information available at the inception of the lease. The discount rate is determined by region and asset class.
•Variable payments: Novelis includes payments that are based on an index or rate within the calculation of right of use leased assets and lease liabilities, initially measured at the lease commencement date. Other variable lease payments include, but are not limited to, maintenance, service, and supply costs. These costs are disclosed as a component of total lease costs.
•Purchase options: Certain leases include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
•Renewal options: Most leases include one or more options to renew, with renewal terms that can extend the lease term from one or more years. The exercise of lease renewal options is at our sole discretion.
•Residual value guarantees, restrictions, or covenants: Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
•Short-term leases: Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term and expense the associated operating lease costs to "Selling, general, and administrative expenses" on the consolidated statement of operations.
The table below presents the classification of leasing assets and liabilities (in millions).

Leases	Consolidated Balance Sheet Classification	March 31, 2020
Assets
Operating lease right-of-use assets	Other long–term assets	$95
Finance lease assets(1)	Property, plant and equipment, net	3
Total lease assets		$98

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$25
Finance lease liabilities	Current portion of long–term debt	—
Long-term:
Operating lease liabilities	Other long–term liabilities	70
Finance lease liabilities	Long–term debt, net of current portion	1
Total lease liabilities		$96
____________________
(1)Finance lease assets are recorded net of accumulated depreciation of $6 million as of March 31, 2020.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported on the consolidated statements of operations (in millions). Amortization of and interest on liabilities related to finance leases were less than $1 million during the fiscal year ended March 31, 2020. Sublease income was $1 million during the fiscal year ended March 31, 2020.

Expense Type	Income Statement Classification	Fiscal Year Ended March 31, 2020
Operating lease costs(1)	Selling, general and administrative expenses	$51
____________________
(1)Operating lease costs include short-term leases and variable lease costs.
Future minimum lease payments as of March 31, 2020, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2021	$28	$—
2022	21	—
2023	16	—
2024	14	—
2025	10	—
Thereafter	19	1
Total minimum lease payments	108	1
Less: interest	13	—
Present value of lease liabilities	$95	$1
____________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of March 31, 2020.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of March 31, 2020.
The following table presents the weighted-average remaining lease term and discount rates.

As of March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.3
Finance leases	6.0
Weighted-average discount rate
Operating leases	3.74%
Finance leases	3.17%
The following table presents supplemental information on our operating leases for the fiscal year ended March 31, 2020 (in millions). Operating and financing cash flows from finance leases were immaterial for the fiscal year ended March 31, 2020. Leased assets obtained in exchange for new operating and financing lease liabilities were $14 million for the fiscal year ended March 31, 2020, individually and in the aggregate.

Supplemental information	Fiscal Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$64

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Disclosure related to periods prior to adoption of the new lease standard
Rent expense included in our consolidated statements of operations was $27 million for the fiscal years ended March 31, 2019 and March 31, 2018. Future minimum lease payments as of March 31, 2019, for our operating and capital leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases	Capital lease obligations
2020	$29	$—
2021	22	—
2022	16	—
2023	12	—
2024	10	—
Thereafter	17	1
Total minimum lease payments	$106	$1
Less: interest portion on capital lease		—
Principal obligation on capital leases		$1

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
"Accrued expenses and other current liabilities" consists of the following.

	March 31,
in millions	2020	2019
Accrued compensation and benefits	$191	$229
Accrued interest payable	50	44
Accrued income taxes	67	51
Other current liabilities	305	292
Accrued expenses and other current liabilities	$613	$616

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. DEBT
Debt consists of the following.

		March 31, 2020			March 31, 2019
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short term borrowings	3.53%	$176	$—	$176	$39	$—	$39
ABL Revolver	1.87%	555	—	555	—	—	—
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	3.30%	1,742	(22)	1,720	1,760	(33)	1,727
Novelis Corporation
4.75% Senior Notes, due January 2030	4.75%	1,600	(32)	1,568	—	—	—
5.875% Senior Notes, due September 2026	5.875%	1,500	(16)	1,484	1,500	(19)	1,481
6.25% Senior Notes, due August 2024	6.25%	—	—	—	1,150	(14)	1,136
Novelis Korea Limited
Bank loans, due through September 2020	1.75%	—	—	—	1	—	1
Novelis China
Bank loans, due through June 2027 (CNY 254 million)	4.90%	36	—	36	—	—	—
Other
Finance lease obligations and other debt, due through December 2026	5.16%	1	—	1	2	—	2
Total debt		$5,610	$(70)	$5,540	$4,452	$(66)	$4,386
Less: Short term borrowings		(176)	—	(176)	(39)	—	(39)
Current portion of long-term debt		(19)	—	(19)	(19)	—	(19)
Long-term debt, net of current portion		$5,415	$(70)	$5,345	$4,394	$(66)	$4,328
 _________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2020, and therefore, exclude the effects of accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2020 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2020	Amount
Short-term borrowings and current portion of long term debt due within one year	$195
2 years	19
3 years	1,708
4 years	4
5 years	561
Thereafter	3,123
Total debt	$5,610
Short Term Borrowings
As of March 31, 2020, our short-term borrowings totaled $176 million consisting of $98 million in Korea loans (KRW 120 million), $60 million in Brazil loans (BRL 312 million), $17 million in China loans (CNY 120 million), and $1 million in other loans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
As of March 31, 2020, the senior secured credit facilities consisted of (i) a $1,742 million five-year secured term loan credit facility ("Term Loan Facility") and (ii) a $1,500 million asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) incur additional indebtedness, (2) sell certain assets, (3) enter into sale and leaseback transactions, (4) make investments, loans and advances, (5) pay dividends or returns of capital and distributions beyond certain amounts, (6) engage in mergers, amalgamations or consolidations, (7) engage in certain transactions with affiliates, and (8) prepay certain indebtedness. The Term Loan Facility also contains a financial maintenance covenant that prohibits Novelis' senior secured net leverage ratio as of the last day of each fiscal quarter period as measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). Substantially all of our assets are pledged as collateral under the senior secured credit facilities.
The credit agreement for the ABL Revolver contains a standard representation and warranty that no event since March 31, 2018 has occurred that has had, or is reasonably expected to have a material adverse effect (as defined therein), which is made on each borrowing under the facility. The credit agreement for the Term Loan Facility and Short Term Credit Agreement each contain a similar standard representation that was brought down on funding on April 14, 2020, but there is no ongoing bring down of such representation since there are no additional borrowings allowed under such facility.
Existing Term Loan Facility
The existing loans under our Term Loan Facility mature on June 2, 2022 and are subject to 0.25% quarterly amortization payments. The existing loans under the Term Loan Facility accrue interest at LIBOR plus 1.85%.
We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the acquisition of Aleris to repay the existing and incremental term loans under the Term Loan Facility and the short term loans under the Short Term Credit Agreement (as defined below) on a pro rata basis, subject to certain reinvestment rights. The Term Loan Facility requires customary mandatory prepayments with excess cash flow, other asset sale proceeds, casualty event proceeds and proceeds of prohibited indebtedness, all subject to customary reinvestment rights and exceptions. The loans under the Term Loan Facility may be prepaid, in full or in part, at any time at Novelis' election without penalty or premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrences on a pro forma basis, the secured net leverage ratio does not exceed 3.00 to 1.00. The lenders under the Term Loan Facility have not committed to provide any such additional term loans other than the commitments under the 2020 Term Loan Increase Joinder Amendment, as described below.
As of March 31, 2020, we were in compliance with the covenants for our Term Loan Facility.
Term Loan Facility Amendments
In November 2018, we amended the existing Term Loan Facility to, among other things, allow the incurrence of the financing to close the Aleris acquisition. We also secured financing by entering into a commitment letter with certain financial institutions, which was subsequently superseded by the agreements detailed below.
In December 2018, we entered into an increase joinder amendment (the "2018 Term Loan Increase Joinder Amendment") to our existing Term Loan Facility. The 2018 Term Loan Increase Joinder Amendment governed the commitments of certain financial institutions to provide, subject to closing conditions, up to $775 million of incremental term loans under the terms of our existing term loan credit agreement. The commitments under the 2018 Term Loan Increase Joinder Amendment expired in January 2020.
In February 2020, we entered into an amendment (the "Term Loan Amendment") to our Term Loan Facility. The Term Loan Amendment modifies the Term Loan Facility by amending certain terms to facilitate the closing of the acquisition of Aleris.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In February 2020, we entered into an increase joinder amendment (the "2020 Term Loan Increase Joinder Amendment") to our existing Term Loan Facility. The 2020 Term Loan Increase Joinder Amendment provides commitments of certain financial institutions to provide up to $775 million of incremental term loans under our existing term loan credit agreement. These commitments replaced the commitments of the same financial institutions under the 2018 Term Loan Increase Joinder Amendment. The proceeds of the incremental term loans were used to pay a portion of the consideration payable in the acquisition of Aleris, which closed on April 14, 2020, as well as fees and expenses related to the acquisition, the incremental term loans, and short term loans. The incremental term loans will mature five years after the date on which they are borrowed, subject to 0.25% quarterly amortization payments. The incremental term loans will, once borrowed, accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%. The incremental term loans will be subject to the same voluntary and mandatory prepayment provisions, affirmative and negative covenants and events of default as those applicable to the existing term loans outstanding under our Term Loan Facility. The incremental term loans will be guaranteed by the same entities that have provided guarantees under our Term Loan Facility and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the guarantors, subject to our existing intercreditor agreement.
ABL Revolver
In April 2019, we entered into an amendment (the "ABL Amendment") to our existing ABL Revolver. Pursuant to the terms of the amendment, the commitments under the pre-existing $1 billion facility increased by $500 million on October 15, 2019. Aleris and certain of its U.S. subsidiaries will become borrowers under the ABL Revolver upon closing of the acquisition, and the ABL Amendment includes additional changes to facilitate the acquisition of Aleris (including permitting borrowings under the Short Term Credit Agreement) and the inclusion of certain Aleris assets in the borrowing base following the acquisition, if consummated. The ABL Amendment also includes additional changes to increase our operating flexibility.
In December 2019, at the request of our lenders, we entered into another amendment to our ABL Revolver to add contractual terms required under the United States regulation commonly known as "QFC Stay Rules" to be included in certain contracts entered into by systematically important banking organization.
In February 2020, we entered into an amendment to our ABL Revolver to amend certain terms of the ABL Revolver to facilitate the closing of the previously announced acquisition of Aleris.
The ABL Revolver is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the facility to be increased by an additional $750 million, subject to lenders providing commitments for the increase. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $115 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The ABL Revolver matures on April 15, 2024; provided that, (1) in the event that the Short Term Credit Agreement (as defined below) is outstanding (and not refinanced with a maturity date later than October 15, 2024) 60 days prior to its maturity then the ABL Revolver will mature 60 days prior to the maturity date of the Short Term Credit Agreement (provided further that if we have commenced a refinancing of the Short Term Credit Agreement that is continuing on and after the date that is 60 days prior to the maturity date of the Short Term Credit Agreement and that is scheduled to be and is capable of being completed prior to the date that is 45 days prior to the maturity date of the Short Term Credit Agreement, then the ABL Revolver will mature 45 days prior to the maturity date of the Short Term Credit Agreement); and (2) in the event that the Term Loan Facility or certain other indebtedness is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than October 15, 2024, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met.
As of March 31, 2020, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2020, we had $555 million in borrowings under our ABL revolver. We utilized $18 million of our ABL for letters of credit. We had availability of $186 million on the ABL Revolver, including $107 million of remaining availability which can be utilized for letters of credit.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Short Term Credit Facility
In February 2020, we entered into a short term credit agreement (the "Short Term Credit Agreement"). The Short Term Credit Agreement provides commitments of certain financial institutions to provide, subject to closing conditions (including the concurrent closing of our acquisition of Aleris), up to $1.1 billion of short term loans for purposes of funding a portion of the consideration payable in connection with the acquisition of Aleris, which closed on April 14, 2020, or repaying certain indebtedness of Aleris and its subsidiaries. These commitments replaced the commitments of the same financial institutions under the prior $1.5 billion Short Term Credit Agreement entered into in December 2018, which expired in January 2020. The short term loans, once borrowed, will be unsecured, will mature one year from the date on which they are borrowed, will not be subject to any amortization payments, and will accrue interest at LIBOR (as defined in the Short Term Credit Agreement) plus 0.95%. The short term loans will be guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver.
The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants and events of default substantially similar to those under the Term Loan Facility, other than changes to reflect the unsecured nature of the short term loans.
We will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis, subject to certain reinvestment rights. We will be required to apply the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain reinvestment rights and exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility, as amended, and the agreement governing our ABL Revolver.
Senior Notes
On September 14, 2016, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.5 billion in aggregate principal amount of 5.875% Senior Notes Due 2026 (the “2026 Senior Notes”). The 2026 Senior Notes are subject to semi-annual interest payments and mature on September 30, 2026.
In January 2020, Novelis Corporation issued $1.6 billion in aggregate principal amount of 4.75% Senior Notes due 2030 (the "2030 Senior Notes" together with the 2026 Senior Notes, the "Senior Notes"). The proceeds were used to refinance all of Novelis Corporation's 6.25% Senior Notes due 2024 and the remainder was utilized to pay a portion of the consideration for the acquisition of Aleris, which closed on April 14, 2020. The 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030. We incurred $32 million in debt issuance costs related to the issuance of the 2030 Senior Notes, which will be amortized as an increase to "Interest expense and amortization of debt issuance costs" over the term of the note.
As a result of this refinancing as well as the expiration of our 2018 Term Loan Increase Joinder Amendment and Short Term Credit Agreement, we recorded $71 million of "Loss on extinguishment of debt" on our consolidated statement of operations for fiscal 2020.
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Senior Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. The Senior Notes also contain customary call protection provisions for our bondholders that extend through September 2024 for the 2026 Senior Notes and January 2028 for the 2030 Senior Notes.
As of March 31, 2020, we were in compliance with the covenants for our Senior Notes.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to $75 million in unsecured loans to support previously announced capital expansion projects in China.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans (LTIPs), under which Hindalco stock appreciation rights (Hindalco SARs), Novelis stock appreciation rights (Novelis SARs), phantom restricted stock units (RSUs), and Novelis Performance Units (Novelis PUs) are granted to certain executive officers and key employees.
The Hindalco SARs vest at the rate of 33% per year, subject to the achievement of an annual performance target. Fiscal year ended March 31, 2012 through fiscal year ended March 31, 2016 SARs expire in May of the seventh year from the original grant date, while fiscal 2017 and onwards SARs expire seven years from their original grant date. The performance criterion for vesting of the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target operating EBITDA. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined.
Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. Each Novelis SAR is to be settled in cash based on the difference between the fair value of one Novelis phantom share on the original date of grant and the fair value of a phantom share on the date of the exercise. The amount of cash paid to settle Hindalco SARs and Novelis SARs is limited to three times the target payout, depending on the plan year. The Hindalco SARs and Novelis SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco SARs and Novelis SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. We made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 33,393 of Novelis SARs that remain outstanding as of March 31, 2020.
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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in "Selling, general and administrative expenses" in our consolidated statements of operations. As the performance criteria for fiscal years 2021, 2022, and 2023 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Total compensation expense	$(1)	$17	$21
The table below shows the RSUs activity for the fiscal year ended March 31, 2020.

	Number of RSUs	Grant Date Fair Value (in Indian Rupees)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2019	5,306,623	179.27	$16
Granted	2,685,744	198.88	—
Exercised	(3,069,299)	152.62	9
Forfeited/Cancelled	(175,752)	207.55	—
RSUs outstanding as of March 31, 2020	4,747,316	206.54	$7

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below shows Hindalco SARs activity for the fiscal year ended March 31, 2020.

	Number of Hindalco SARs	Weighted Average Exercise Price (in Indian Rupees)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2019	10,643,730	161.80	4.1	$8
Granted	3,475,995	198.88	6.2	—
Exercised	(1,501,222)	119.36	0.0	3
Forfeited/Cancelled	(176,537)	173.98	0.0	—
SARs outstanding as of March 31, 2020	12,441,966	177.11	4.1	—
SARs exercisable as of March 31, 2020	6,742,807	149.92	2.9	$—
The table below shows the Novelis SARs activity for the fiscal year ended March 31, 2020.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2019	73,948	$86.10	1.9	$—
Exercised	(32,717)	83.87	0.0	1
Forfeited/Cancelled	(7,838)	92.87	0.0	—
SARs outstanding as of March 31, 2020	33,393	86.70	1.0	1
SARs exercisable as of March 31, 2020	33,393	$50.71	1.0	$—
The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Fiscal Year Ended March 31,
	2020	2019	2018
Risk-free interest rate	4.73% - 6.89%	6.24% - 7.28%	6.14% - 7.67%
Dividend yield	1.27%	0.58%	0.53%
Volatility	36% - 85%	27% - 39%	29% - 42%
The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Fiscal Year Ended March 31,
	2020	2019	2018
Risk-free interest rate	0.00% - 0.35%	2.19% - 2.49%	1.71% - 2.79%
Dividend yield	—%	—%	—%
Volatility	24% - 40%	17% - 25%	20% - 25%
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The cash payments made to settle Hindalco SAR liabilities were $3 million, $5 million, and $10 million, in the fiscal years ended March 31, 2020, 2019, and 2018, respectively. The cash payments made to settle Novelis SAR liabilities were $1 million in the fiscal year ended March 31, 2020 and less than $1 million in the fiscal years ended March 31, 2019 and 2018. Total cash payments made to settle Hindalco RSUs were $9 million, $15 million, and $8 million in the years ended March 31, 2020, 2019, and 2018, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $1 million that are expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $2 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14. POSTRETIREMENT BENEFIT PLANS
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
Employer Contributions to Plans
For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to-date, and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, and Brazil.
We contributed the following amounts to all plans.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Funded pension plans	$52	$35	$57
Unfunded pension plans	12	12	12
Savings and defined contribution pension plans	33	31	27
Total contributions	$97	$78	$96
During fiscal year 2021, we expect to contribute $70 million to our funded pension plans, $12 million to our unfunded pension plans and $33 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets and the funded status for pension and other benefits.

	Pension Benefit Plans		Other Pension Plans
	Fiscal Year Ended March 31,		Fiscal Year Ended March 31,
in millions	2020	2019	2020	2019
Benefit obligation at beginning of period	$1,987	$1,983	$171	$176
Service cost	39	39	10	9
Interest cost	59	60	7	7
Members’ contributions	5	4	—	—
Benefits paid	(74)	(70)	(7)	(7)
Amendments	—	3	—	—
Curtailments, settlements and special termination benefits	(11)	—	—	—
Actuarial losses (gains)	77	36	(4)	(14)
Other	(3)	(3)	—	—
Currency losses (gains)	(25)	(65)	(1)	—
Benefit obligation at end of period	$2,054	$1,987	$176	$171

Benefit obligation of funded plans	$1,737	$1,686	$—	$—
Benefit obligation of unfunded plans	317	301	176	171
Benefit obligation at end of period	$2,054	$1,987	$176	$171

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefit Plans
	Fiscal Year Ended March 31,
in millions	2020	2019
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,300	$1,317
Actual return on plan assets	36	40
Members’ contributions	5	4
Benefits paid	(74)	(70)
Company contributions	64	47
Settlements	(11)	—
Other	(3)	(3)
Currency (losses) gains	(19)	(35)
Fair value of plan assets at end of period	$1,298	$1,300

	March 31,
	2020		2019
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Funded status at end of period:
Assets less the benefit obligation of funded plans	$(439)	$—	$(386)	$—
Benefit obligation of unfunded plans	(317)	(176)	(301)	(171)
	$(756)	$(176)	$(687)	$(171)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$18	$—	$5	$—
Accrued expenses and other current liabilities	(12)	(8)	(12)	(7)
Accrued postretirement benefits	(762)	(168)	(680)	(164)
	$(756)	$(176)	$(687)	$(171)
The postretirement amounts recognized in "Accumulated other comprehensive loss," before tax effects, are presented in the table below, and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2020		2019
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial losses	$(455)	$(8)	$(377)	$(13)
Prior service credit	9	4	10	5
Total postretirement amounts recognized in Accumulated other comprehensive loss	$(446)	$(4)	$(367)	$(8)
The estimated amounts that will be amortized from "Accumulated other comprehensive loss" into net periodic benefit cost in fiscal year 2021 (exclusive of equity method investments) are $48 million for pension benefit costs related to net actuarial losses of $49 million partially offset by prior service credits of $1 million, and less than $1 million for other postretirement benefits, primarily related to amortization of actuarial losses of less than $1 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The postretirement changes recognized in "Accumulated other comprehensive loss," before tax effects, are presented in the table below, and include the impact related to our equity method investments.

	March 31,
	2020		2019
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in Accumulated other comprehensive loss	$(367)	$(8)	$(342)	$(24)
Curtailments, settlements, and special termination benefits	3	—	2	—
Net actuarial (loss) gain	(124)	4	(75)	14
Prior service cost	—	—	(3)	—
Amortization of:
Prior service credits	(1)	—	(1)	—
Actuarial losses	40	—	35	2
Effect of currency exchange	3	—	17	—
Total postretirement amounts recognized in Accumulated other comprehensive loss	$(446)	$(4)	$(367)	$(8)
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are presented in the table below.

	March 31,
in millions	2020	2019
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$2,054	$1,987
Accumulated benefit obligation	1,901	1,835
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,683	$1,886
Fair value of plan assets	908	1,195
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,500	$1,705
Fair value of plan assets	862	1,153
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$371	$101
Fair value of plan assets	389	105
Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below.

in millions	Pension Benefit Plans	Other Benefit Plans
2021	$80	$7
2022	86	8
2023	87	8
2024	93	9
2025	95	9
2026 through 2030	530	55
Total	$971	$96

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
in millions	2020	2019	2018	2020	2019	2018
Service cost	$39	$39	$44	$10	$9	$7
Interest cost	59	60	60	7	7	7
Expected return on assets	(71)	(66)	(63)	—	—	—
Amortization — losses, net	36	32	36	1	2	1
Amortization — prior service credit	(1)	(1)	(1)	—	—	—
Termination benefits/curtailments	3	2	2	—	—	—
Net periodic benefit cost(1)	65	66	78	18	18	15
Proportionate share of non-consolidated affiliates’ pension costs	10	10	9	—	—	—
Total net periodic benefit cost recognized	$75	$76	$87	$18	$18	$15
_________________________
(1)Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" while all other cost components are recorded within "Other expenses, net."
Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine benefit obligations
Discount rate	2.6%	3.0%	3.1%	3.4%	4.0%	4.0%
Average compensation growth	3.1	3.2	3.1	3.3	3.5	3.5
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.0%	3.1%	3.2%	4.0%	4.0%	4.1%
Average compensation growth	3.2	3.1	3.1	3.3	3.5	3.5
Expected return on plan assets	5.5	5.2	5.2	—	—	—
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 5.1% in fiscal 2021.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S. and Brazil, for which we paid $7 million, $7 million, and $8 million in fiscal 2020, 2019, and 2018, respectively. The assumed health care cost trend used for measurement purposes is 7.0% for fiscal 2021, decreasing gradually to 5.0% in 2030 and remaining at that level thereafter.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
A change of one percentage point in the assumed health care cost trend rates would have the following effects on our other benefits.

in millions	1% Increase	1% Decrease
Sensitivity Analysis
Effect on service and interest costs	$3	$(2)
Effect on benefit obligation	17	(15)
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712, Compensation — Retirement Benefits. "Other long–term liabilities" and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $14 million and $4 million, respectively, as of March 31, 2020, for these benefits. Comparatively, "Other long–term liabilities" and "Accrued expenses and other current liabilities" on our consolidated balance sheets include $11 million and $4 million, respectively, as of March 31, 2019.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2020	2019
Equity	14-55%	37%	33%
Fixed income	38-76%	50%	52%
Real estate	0-15%	2%	2%
Other	0-12%	11%	13%
Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis. Please see Note 18 – Fair Value Measurements for a description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and classified in Level 2, and the U.K., Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).
Pension Plan Assets

	March 31, 2020				March 31, 2019
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	149	46	—	195	138	42	—	180
Cash and cash equivalents	13	—	—	13	12	—	—	12
Investments measured at net asset value(1)	—	—	—	1,090	—	—	—	1,108
Total	$162	$46	$—	$1,298	$150	$42	$—	$1,300
_________________________
(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. CURRENCY LOSSES (GAINS)
The following currency (gains) losses are included in "Other expenses, net" in the accompanying consolidated statements of operations.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Gain on remeasurement of monetary assets and liabilities, net	$(23)	$(5)	$(46)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	26	6	47
Currency losses, net	$3	$1	$1
The following currency losses are included in "Accumulated other comprehensive loss" and "Noncontrolling interests" in the accompanying consolidated balance sheets.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Cumulative currency translation adjustment — beginning of period	$(236)	$(65)	$(256)
Effect of changes in exchange rates	(73)	(171)	191
Cumulative currency translation adjustment — end of period	$(309)	$(236)	$(65)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2020 and 2019:

	March 31, 2020
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$84	$—	$(11)	$(3)	$70
Currency exchange contracts	2	—	(68)	(7)	(73)
Energy contracts	—	—	(11)	(4)	(15)
Total derivatives designated as hedging instruments	86	—	(90)	(14)	(18)
Derivatives not designated as hedging instruments
Metal contracts	103	—	(92)	(1)	10
Currency exchange contracts	13	—	(31)	—	(18)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	116	—	(124)	(1)	(9)
Total derivative fair value	$202	$—	$(214)	$(15)	$(27)

	March 31, 2019
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$6	$—	$(10)	$—	$(4)
Currency exchange contracts	4	—	(15)	(1)	(12)
Energy contracts	—	—	(1)	(4)	(5)
Total derivatives designated as hedging instruments	10	—	(26)	(5)	(21)
Derivatives not designated as hedging instruments
Metal contracts	38	1	(34)	(1)	4
Currency exchange contracts	22	1	(27)	(1)	(5)
Total derivatives not designated as hedging instruments	60	2	(61)	(2)	(1)
Total derivative fair value	$70	$2	$(87)	$(7)	$(22)
 _________________________
(1) The noncurrent portions of derivative assets and liabilities are included in "Other long–term assets" and in "Other long–term liabilities," respectively, in the accompanying consolidated balance sheets.

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of March 31, 2020 and March 31, 2019.
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. The average duration of undesignated contracts is less than one year
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond two years in length. The average duration of undesignated contracts is less than one year.
In addition to aluminum, we entered into LME copper and LMP forward contracts. As of March 31, 2020 and March 31, 2019, the fair value of these contracts were a liability and an asset of less than $1 million, respectively. These contracts are undesignated with an average duration of less than one year.
The following table summarizes our notional amount.

	March 31,
in kt	2020	2019
Hedge type
Purchase (sale)
Cash flow purchases	63	—
Cash flow sales	(395)	(353)
Not designated	(19)	15
Total, net	(351)	(338)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $680 million and $703 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2020 and 2019, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of March 31, 2020 and March 31, 2019.
As of March 31, 2020 and 2019, we had outstanding foreign currency exchange contracts with a total notional amount of $620 million and $737 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the first quarter of fiscal year 2021 and offset the remeasurement impact.
 Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of March 31, 2020 and 2019, 1 million of notional megawatt hours were outstanding and the fair value of this swap was a liability of $6 million and $3 million, respectively. The electricity swap is designated as a cash flow hedge.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 15 million MMBTU designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $5 million. There was a notional of 15 million MMBTU of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2019 and the fair value was a liability of $2 million. As of March 31, 2020 and 2019, we had notionals of less than 1 million MMBTU of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2020 and 2019 were both a liability of less than $1 million. The average duration of undesignated contracts is less than three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 7 million gallons designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $4 million. There was a notional of 8 million gallons designated as cash flow hedges as of March 31, 2019, and the fair value was a liability of less than $1 million.
Interest Rate
As of March 31, 2020 and March 31, 2019, we had no outstanding interest rate swaps, as all swaps expired concurrent with the maturity of the related loans.
Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the ineffectiveness and excluded portion of designated derivatives recognized in "Other expenses, net." Gains (losses) recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Derivative instruments not designated as hedges
Metal contracts	$(12)	$(8)	$10
Currency exchange contracts	(25)	(4)	(57)
Energy contracts(1)	5	6	7
(Loss) gain recognized in "Other expenses, net"	(32)	(6)	(40)
Derivative instruments designated as hedges
(Loss) gain recognized in "Other expenses, net"(2)	3	2	(7)
Total (loss) gain recognized in "Other expenses, net"	(29)	(4)	(47)
Balance sheet remeasurement currency exchange contract (losses) gains	(26)	(6)	(47)
Realized (losses) gains, net	(7)	12	(20)
Unrealized gains (losses) on other derivative instruments, net	4	(10)	20
Total (loss) gain recognized in "Other expenses, net"	$(29)	$(4)	$(47)
_________________________
(1) Includes amounts related to diesel swaps not designated as hedges, and electricity swap settlements.
(2) Amount includes: forward market premium/discount excluded from hedging relationship, ineffectiveness on designated aluminum contracts, and releases to income from AOCI on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow and net investment hedges. Within the next twelve months, we expect to reclassify $15 million of gains from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)			Amount of Gain (Loss) Recognized in "Other expenses, net" (Ineffective and Excluded Portion)
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
in millions	2020	2019	2018	2020	2019	2018
Cash flow hedging derivatives
Metal contracts	$163	$33	$35	$—	$—	$(9)
Currency exchange contracts	(105)	(44)	(5)	3	2	1
Energy contracts	(18)	3	(4)	—	—	1
Total cash flow hedging derivatives	40	(8)	26	3	2	(7)
Net investment derivatives
Currency exchange contracts	—	—	(17)	—	—	—
Total	$40	$(8)	$9	$3	$2	$(7)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Fiscal Year Ended March 31,			Location of Gain (Loss) Reclassified from AOCI into Earnings
in millions	2020	2019	2018
Cash flow hedging derivatives
Energy contracts(1)	$(5)	$(1)	$(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts(2)	(4)	—	(78)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts(2)	83	89	(22)	Net sales
Currency exchange contracts	(8)	(14)	14	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(1)	(1)	1	Selling, general and administrative expenses
Currency exchange contracts	(14)	(9)	7	Net sales
Currency exchange contracts	(1)	(1)	(1)	Depreciation and amortization
Total	50	63	(82)	Income before income tax provision
	(12)	(17)	24	Income tax provision
	$38	$46	$(58)	Net income
_________________________
(1) Includes amounts related to electricity, natural gas, and diesel swaps.
(2) Effective with the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Target Improvements to Accounting for Hedging Activities in the fourth quarter of fiscal year 2018, releases from AOCI for aluminum forward sales contracts are recorded to Net sales.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the location and amount of gain (loss) that was reclassified from "Accumulated other comprehensive loss" into earnings and the amount excluded from the assessment of effectiveness for the three and twelve months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31, 2020					Fiscal Year Ended March 31, 2020
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of loss reclassified from AOCI into income	$15	$(1)	$—	$—	$—	$83	$(4)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(2)	$—	$—	$—	$—	$(5)	$—	$—	$—
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	$(4)	$(5)	$(1)	$—	$—	$(14)	$(8)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	1	—	—	—	—	3

	Three Months Ended March 31, 2019					Fiscal Year Ended March 31, 2019
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of loss reclassified from AOCI into income	$47	$—	$—	$—	$—	$89	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$1	$—	$—	$—	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of gain reclassified from AOCI into income	$(3)	$(4)	$—	$—	$—	$(9)	$(14)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—	—	—	—	2

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of "Accumulated other comprehensive loss" and excluding "Noncontrolling interests," for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2017	$(256)	$(46)	$(243)	$(545)
Other comprehensive income before reclassifications	191	19	29	239
Amounts reclassified from AOCI, net	—	58	(13)	45
Net current-period other comprehensive income	191	77	16	284
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from AOCI, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive (loss) before reclassifications	(171)	(4)	(33)	(208)
Amounts reclassified from AOCI, net	—	(46)	25	(21)
Net current-period other comprehensive income	(171)	(50)	(8)	(229)
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive income (loss) before reclassifications	(73)	34	(66)	(105)
Amounts reclassified from AOCI, net	—	(38)	29	(9)
Net current-period other comprehensive income (loss)	(73)	(4)	(37)	(114)
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
_________________________
(1)For additional information on our cash flow hedges see Note 16 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans see Note 14 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
18. FAIR VALUE MEASUREMENTS
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
For the electricity swap, the average forward price at March 31, 2020, estimated using the method described above, was $34 per megawatt hour, which represented an approximately $1 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $28 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2020 and March 31, 2019, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2020 and March 31, 2019. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2020		2019
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$187	$(107)	$45	$(45)
Currency exchange contracts	15	(106)	27	(44)
Energy contracts	—	(10)	—	(2)
Total level 2 instruments	202	(223)	72	(91)
Level 3 instruments
Energy contracts	—	(6)	—	(3)
Total level 3 instruments	—	(6)	—	(3)
Total gross	202	(229)	72	(94)
Netting adjustment(1)	(72)	72	(36)	36
Total net	$130	$(157)	$36	$(58)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other expenses, net" for the fiscal year ended March 31, 2020 related to Level 3 financial instrument.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2018	$(7)
Unrealized/realized gain included in earnings(2)	6
Unrealized/realized (loss) included in AOCI(3)	3
Settlements(2)	(5)
Balance as of March 31, 2019	(3)
Unrealized/realized gain included in earnings(2)	4
Unrealized/realized (loss) included in AOCI(3)	(7)
Settlements(2)	—
Balance as of March 31, 2020	$(6)
_________________________
(1)Represents net derivative liabilities.
(2)Included in "Other expenses, net."
(3)Included in "Net change in fair value of effective portion of hedges."
Financial Instruments Not Recorded at Fair Value
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The table excludes short-term financial assets and liabilities for which we believe carrying value approximates fair value. We value long-term receivables and long-term debt using Level 2 inputs. Valuations are based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model using market observable inputs.

	March 31,
	2020		2019
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt — third parties (excluding short term borrowings)	$5,364	$5,267	$4,347	$4,472

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. OTHER EXPENSES
"Other expenses, net" is comprised of the following.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Currency losses, net(1)	$3	$1	$1
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(4)	10	(20)
Realized losses (gains) on change in fair value of derivative instruments, net(2)	7	(12)	20
Loss on sale of assets, net	1	6	7
(Gain) loss on Brazilian tax litigation, net(3)	(7)	2	3
Interest income	(14)	(10)	(9)
Non-operating net periodic benefit cost(4)	34	35	42
Other, net	(2)	12	7
Other expenses, net	$18	$44	$51
_________________________
(1)Includes "(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net."
(2)See Note 16 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 21 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 1 – Business and Summary of Significant Accounting Policies.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
20. INCOME TAXES
We are subject to Canadian and United States federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our "Income before income tax provision" (and after removing our "Equity in net loss (income) of non-consolidated affiliates") are as follows.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Domestic (Canada)	$(58)	$(80)	$(50)
Foreign (all other countries)	658	713	906
Pre-tax income before equity in net loss of non-consolidated affiliates	$600	$633	$856
The components of the "Income tax provision" are as follows.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Current provision:
Domestic (Canada)	$7	$5	$4
Foreign (all other countries)	171	147	188
Total current	$178	$152	$192
Deferred provision:
Domestic (Canada)	—	—	—
Foreign (all other countries)	—	50	41
Total deferred	$—	$50	$41
Income tax provision	$178	$202	$233
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

	Fiscal Year Ended March 31,
in millions, except percentages	2020	2019	2018
Pre-tax income before equity in net loss on non-consolidated affiliates	$600	$633	$856
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$150	$158	$214
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	9	14	10
Exchange remeasurement of deferred income taxes	(17)	(9)	(3)
Change in valuation allowances	13	17	20
Tax credits	(17)	(16)	(20)
Expense (income) items not subject to tax	4	1	(5)
State tax expense, net	1	4	5
Enacted tax rate changes	(6)	2	(19)
Tax rate differences on foreign earnings	32	33	23
Uncertain tax positions	4	3	7
Prior year adjustments	(1)	2	1
Income tax settlements	—	(4)	1
Non-deductible expenses and other — net	6	(3)	(1)
Income tax provision	$178	$202	$233
Effective tax rate	30%	32%	27%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) pre-tax foreign currency gains or losses with no tax effect and the tax effect of U.S. dollar denominated currency gains or losses with no pre-tax effect, which is shown above as exchange translation items; (2) the remeasurement of deferred income taxes due to foreign currency changes, which is shown above as exchange remeasurement of deferred income taxes; (3) changes in tax credits;(4) changes in valuation allowances; and (5) differences between the Canadian statutory and foreign statutory tax rates applied to entities in different jurisdictions shown above as tax rate differences on foreign earnings.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances:

in millions	Balance at Beginning of Period	Deductions	Additions	Balance at End of Period
Fiscal 2020	$742	$(1)	$14	$755
Fiscal 2019	727	(2)	17	742
Fiscal 2018	680	—	47	727
We earn tax credits in a number of the jurisdictions in which we operate. These are comprised of foreign tax credits in Canada of $9 million, foreign tax credits in the U.K. of $2 million, empire zone credits in New York of $2 million, R&D credits in the US of $2 million, and tax investment credits in Brazil of $2 million as of March 31, 2020. The impact on our income tax provision of credits during the fiscal year ended March 31, 2020 was a benefit of $17 million. However, legislation enacted in New York state on March 31, 2014 established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $2 million. In addition, the foreign tax credits in Canada are fully offset with a corresponding valuation allowance.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law in the United States. Certain provisions of the CARES Act impact the 2020 income tax provision computations of the Company and are reflected in the fourth quarter of 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 (fiscal 2020) and 2020 (fiscal 2021). The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increased the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the fiscal year ended March 31, 2020.
In May 2019, Switzerland voted to approve the Federal Act on Tax Reform and AHV Financing ("Swiss Tax Reform"), effective at the federal level on January 1, 2020. The impacts of Swiss Tax Reform at the federal level did not have a material impact to the Company's financial statements. In addition to federal level implications, Swiss Tax Reform also results in the abolishment of preferential tax regimes by the cantons and, in addition, provides the cantons with parameters for establishing local tax rates and regulations.
Novelis operates in the cantons of Zurich and Valais. In October 2019, the canton of Zurich enacted Swiss Tax Reform on the cantonal level into law. As a result, we recognized an increase to net deferred tax assets of approximately $5 million during the fiscal year ended March 31, 2020. The company considers the income tax impact of Swiss Tax Reform in the canton of Zurich to be an estimate based on the Company's current interpretation and is subject to change upon valuation and further legislative guidance. The canton of Valais has not completed the enactment of Swiss Tax Reform on the cantonal level and therefore, no tax impact was recorded during the year ended March 31, 2020.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). The Act made broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and (2) bonus depreciation that allows for full expensing of qualified property. Simultaneous with the Act, the SEC Staff released Accounting Bulletin No. 118 ("SAB 118"), which allows the use of provisional amounts (reasonable estimates) if the analysis of the impacts of the Act have not been completed when financial statements are issued. During the third quarter of fiscal year 2019, we finalized the computations of the income tax effects of the Act. As such, in accordance with SAB 118, our accounting for the effects of the Act is complete. We did not significantly adjust provisional amounts recorded in the prior fiscal year and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Act’s income tax effects may change following future legislation or further interpretation of the Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2020	2019
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$382	$345
Tax losses/benefit carryforwards, net	708	725
Depreciation and amortization	66	60
Other assets	21	—
Total deferred income tax assets	1,177	1,130
Less: valuation allowance	(755)	(742)
Net deferred income tax assets	$422	$388
Deferred income tax liabilities:
Depreciation and amortization	$324	$339
Inventory valuation reserves	78	83
Monetary exchange gains, net	17	21
Other liabilities	57	26
Total deferred income tax liabilities	$476	$469
Net deferred income tax liabilities	$54	$81
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $755 million and $742 million were necessary as of March 31, 2020 and 2019, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2020, we had net operating loss carryforwards of approximately $574 million (tax effected) and tax credit carryforwards of $133 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal year 2020. As of March 31, 2020, valuation allowances of $542 million, $129 million and $84 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland and the U.K.
As of March 31, 2019, we had net operating loss carryforwards of approximately $585 million (tax effected) and tax credit carryforwards of $140 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal 2019 with some amounts being carried forward indefinitely. As of March 31, 2019, valuation allowances of $542 million, $128 million, and $72 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China and the U.K.
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2020, we had cumulative earnings of approximately $3 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $640 million in Canada, in excess of $503 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $56 million of tax credits and other deferred tax assets of $81 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2020 and 2019, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $27 million and $24 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal year 2005 and fiscal years 2011 through 2019. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next 12 months by an amount up to approximately $1 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2020, 2019, and 2018, we had $4 million, $4 million and $9 million accrued, respectively, for interest and penalties. For the years ended March 31, 2020, 2019, and 2018, we recognized tax expense of $1 million, tax benefit of $5 million, and tax expense of $3 million related to changes in accrued interest and penalties, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Beginning balance	$24	$44	$36
Additions based on tax positions related to the current period	3	3	4
Additions based on tax positions of prior years	1	3	6
Reductions based on tax positions of prior years	(1)	(1)	(7)
Settlements(1)	—	(22)	—
Foreign exchange	—	(3)	5
Ending Balance	$27	$24	$44
_________________________
(1)The amount reported in fiscal 2019 is due to the effective settlement of a certain tax audit for fiscal years 2009 through 2012.
 Income Taxes Payable
Our consolidated balance sheets include income taxes payable, net of $45 million and $41 million as of March 31, 2020 and 2019, respectively. Of these amounts, $67 million and $51 million are reflected in "Accrued expenses and other current liabilities" as of March 31, 2020 and 2019, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
21. COMMITMENTS AND CONTINGENCIES
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
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2020 were approximately $8 million, of which $7 million was associated with restructuring actions and the remaining undiscounted clean-up costs were $1 million. As of March 31, 2020, $5 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying consolidated balance sheets. As of March 31, 2019, we reported $9 million of total environmental liabilities in our consolidated balance sheet.
 Brazil Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities were $27 million and $44 million for the periods ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, $6 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $18 million and $23 million for the periods ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, $1 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in "Other expenses, net" on the consolidated statement of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended March 31, 2020 and 2019, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes related to contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. The ruling from the fiscal year ended March 31, 2019 allows for the exclusion of taxes on value-added tax sales and services (defined as ICMS within Brazil, similar to VAT within the United States) from the calculation basis of COFINS from calendar years 2007 to 2014. The ruling from the fiscal year ended March 31, 2020 excludes taxes on ICMS from the calculation basis of PIS and COFINS from calendar years 2015 to 2017. As a result of these cases, we have the right to apply for tax credits for the amounts overpaid during that period. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years. The Brazilian Office of the Attorney General of the National Treasury has sought clarification from the Brazilian Supreme Court of certain matters, including the amount (i.e. gross or net credit amount) and timing of these credits. If the Brazilian tax authorities challenge the amount or timing of these credits, we may become subject to new litigation related to the indirect tax credits already monetized or it could affect our ability to monetize future indirect tax credits Alternatively, if the Brazilian Supreme Court rules in favor of allowing companies to seek recovery of the gross credit amounts, the amounts of the benefits that we could recover will be greater than those currently recognized. We have estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, related to these periods and recorded this benefit in the corresponding periods, recognized using the net credit amount, as follows.

in millions			Amounts Recorded in Statement of Operations
Period	Period Covered	Related Contribution	Net sales	Other expenses, net	Income tax provision	Net income
Fiscal Year Ended March 31, 2020	2015 to 2017	PIS and COFINS	$—	$(8)	$3	$5
Fiscal Year Ended March 31, 2019	2007 to 2014	COFINS	3	(2)	2	3
During the fiscal year ended March 31, 2020, we received an additional favorable ruling from the Brazilian court that allows for the exclusion of taxes on value-added tax sales and services from the calculation basis of COFINS from calendar years 1996 to 2007. We are in process of calculating the probable benefit from this ruling, and thus, we have not recognized any amount for this in the current period.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
22. SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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
Europe. Headquartered in Küsnacht, Switzerland, this segment operates nine plants, including one fully dedicated recycling facilities and four facilities with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates three plants, including two facilities with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations, and operates two plants, including one facility with recycling operations, in Brazil.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies.
We measure the profitability and financial performance of our operating segments based on "Segment income." "Segment income" provides a measure of our underlying segment results that is in line with our approach to risk management. We define "Segment income" as earnings before (a) "depreciation and amortization"; (b) "interest expense and amortization of debt issuance costs"; (c) "interest income"; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of "Segment income" from non-consolidated affiliates to income as determined on the equity method of accounting; (i) "restructuring and impairment, net"; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other integration costs.
The tables below show selected segment financial information (in millions). The "Eliminations and Other" column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation, and eliminations of intersegment "Net sales." The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in "Net sales – third party" includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 8 – Consolidation and Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal Year Ended March 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$4,118	$2,977	$1,952	$1,861	$309	$11,217
Net sales - intersegment	—	118	17	43	(178)	—
Net sales	$4,118	$3,095	$1,969	$1,904	$131	$11,217

Depreciation and amortization	$153	$117	$62	$67	$(38)	$361
Income tax provision	19	11	29	108	11	178
Cash capital expenditures	292	85	132	94	(4)	599

March 31, 2020
Investment in and advances to non–consolidated affiliates	$—	$465	$295	$—	$—	$760
Total assets	4,274	3,075	1,737	1,626	277	10,989

in millions
Selected Operating Results Fiscal Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$4,580	$3,266	$2,154	$2,059	$267	$12,326
Net sales - intersegment	1	110	36	32	(179)	—
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326

Depreciation and amortization	$150	$116	$63	$66	$(45)	$350
Income tax provision	45	15	19	106	17	202
Cash capital expenditures	147	80	70	65	(11)	351

March 31, 2019
Investment in and advances to non–consolidated affiliates	$—	$478	$314	$—	$—	$792
Total assets	2,923	2,872	1,717	1,831	225	9,568

in millions
Selected Operating Results Fiscal Year Ended March 31, 2018	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,933	$3,390	$2,066	$1,851	$222	$11,462
Net sales - intersegment	18	57	44	80	(199)	—
Net sales	$3,951	$3,447	$2,110	$1,931	$23	$11,462

Depreciation and amortization	$149	$112	$65	$65	$(37)	$354
Income tax provision	13	19	108	77	16	233
Cash capital expenditures	78	71	36	38	3	226

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from "Net income attributable to our common shareholder" to "Segment income" from reportable segments.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Net income attributable to our common shareholder	$420	$434	$635
Net loss attributable to noncontrolling interests	—	—	(13)
Income tax provision	178	202	233
Depreciation and amortization	361	350	354
Interest expense and amortization of debt issuance costs	248	268	255
Adjustment to reconcile proportional consolidation	57	58	51
Unrealized (gains) losses on change in fair value of derivative instruments, net	(4)	10	(20)
Realized gains on derivative instruments not included in segment income	—	(2)	—
Loss on extinguishment of debt	71	—	—
Restructuring and impairment, net	43	2	34
Loss on sale of fixed assets	1	6	7
Gain on sale of a business	—	—	(318)
Metal price lag	38	4	(4)
Business acquisition and other integration related costs(1)	63	33	—
Other, net	(4)	3	1
Total of reportable segments	$1,472	$1,368	$1,215
_________________________
(1) "Business acquisition and other integration related costs" are primarily legal and professional fees associated with our acquisition of Aleris.
The following table displays "Segment income" by reportable segment.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
North America	$590	$552	$474
Europe	246	226	219
Asia	210	196	167
South America	421	394	363
Intersegment eliminations	5	—	(8)
Total of reportable segments	$1,472	$1,368	$1,215
Geographical Area Information
We had 22 operating facilities in nine countries as of March 31, 2020. The tables below present "Net sales" and "Long-lived assets and other intangible assets" by geographical area. "Net sales" are attributed to geographical areas based on the origin of the sale. "Long-lived assets and other intangible assets" are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Net sales:
United States	$4,273	$4,725	$4,041
Asia and Other Pacific	1,952	2,154	2,068
Brazil	1,861	2,059	1,851
Canada	154	121	113
Germany	2,506	2,749	2,853
Other Europe	471	518	536
Total Net sales	$11,217	$12,326	$11,462

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
in millions	2020	2019
Long-lived assets and other intangibles:
United States	$1,526	$1,421
Asia and Other Pacific	534	478
Brazil	816	796
Canada	58	61
Germany	248	265
Other Europe	696	720
Total long-lived assets	$3,878	$3,741
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our "Net sales" by value stream.

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Can	$6,240	$6,643	$5,962
Automotive	2,801	2,967	2,802
Specialty (and other)	2,176	2,716	2,698
Net sales	$11,217	$12,326	$11,462
Major Customers
The following table displays net sales to customers representing 10% or more of our total "Net sales."

	Fiscal Year Ended March 31,
in millions	2020	2019	2018
Ball	21%	22%	21%
Ford	10%	10%	10%
Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Fiscal Year Ended March 31,
	2020	2019	2018
Purchases from RT as a percentage of total combined metal purchases	11%	10%	10%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
23. QUARTERLY RESULTS (UNAUDITED)
The tables below present select operating results by period:

	Quarter Ended
in millions	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Net sales	$2,925	$2,851	$2,715	$2,726
Cost of goods sold (exclusive of depreciation and amortization)	2,414	2,348	2,239	2,230
Selling, general and administrative expenses	127	122	131	118
Depreciation and amortization	88	88	91	94
Interest expense and amortization of debt issuance costs	65	61	59	63
Research and development expenses	19	18	21	26
Loss on extinguishment of debt	—	—	—	71
Restructuring and impairment, net	1	32	3	7
Equity in net loss of non-consolidated affiliates	—	—	1	1
Business acquisition and other integration related costs	17	12	17	17
Other expenses, net	4	2	(3)	15
Income tax provision	63	45	49	21
Net income	127	123	107	63
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$127	$123	$107	$63

	Quarter Ended
in millions	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Net sales	$3,097	$3,136	$3,009	$3,084
Cost of goods sold (exclusive of depreciation and amortization)	2,591	2,657	2,568	2,606
Selling, general and administrative expenses	117	127	129	129
Depreciation and amortization	86	86	88	90
Interest expense and amortization of debt issuance costs	66	68	67	67
Research and development expenses	15	17	18	22
Restructuring and impairment, net	1	—	1	—
Equity in net income of non-consolidated affiliates	—	(1)	(1)	(1)
Business acquisition and other integration related costs	2	8	14	9
Other expenses, net	29	(6)	10	11
Income tax provision	53	64	37	48
Net income	137	116	78	103
Net income attributable to noncontrolling interests	—	—	—	—
Net income attributable to our common shareholder	$137	$116	$78	$103

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
24. SUBSEQUENT EVENTS
Aleris Acquisition
On April 14, 2020, we closed our acquisition of Aleris. As a result of the antitrust review processes required for approval of the acquisition, we are obligated to divest Aleris' European and North American automotive assets, including its plants in Duffel, Belgium (Duffel) and Lewisport, Kentucky (Lewisport).
Our previously disclosed sale of Duffel to Liberty House Group is pending and remains subject to approval by the State Administration for Market Regulation in China and other closing conditions set forth in our definitive agreement with Liberty.
On September 4, 2019, the United States Department of Justice (DOJ) filed an action to block our acquisition of Aleris and contemporaneously announced an agreement with us to resolve the antitrust issues through binding arbitration. On March 9, 2020, the arbitrator assigned to resolve the dispute ruled in favor of the DOJ. As a consequence of that ruling, we are now required to divest Lewisport, and we are currently in discussions with the DOJ regarding the allowed timeframe to consummate this sale. Once a buyer for Lewisport has been identified, completion of the divestiture will be conditioned on the receipt of required regulatory approvals and will be subject to other customary closing conditions. Although we believe the Lewisport asset group is marketable in its current condition and we intend to run a competitive sales process, there is no assurance that we will be able to fully recover our investment in these assets. In addition, in light of current adverse market conditions, Novelis may not be able to complete the divestiture of Lewisport on favorable terms, in a timely manner, or at all. Delays or difficulties in divesting Duffel or Lewisport may result in additional expenditures of funds and management resources which would reduce the financial benefit we expect from our acquisition of Aleris and could have an adverse effect on our financial condition, results of operations and cash flows.
Until the sales of Duffel and Lewisport are completed, we are legally required to hold these assets separate from the rest of Novelis and maintain them as viable and competitive.
COVID-19
The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries, including the automotive industry. Disruptions to the automotive manufacturing industry may result in continued weakened demand for products we supply to the automotive end use market, which could materially impact our automotive business.
As a result of the COVID-19 pandemic, we have been required to partially shut down or temporarily close certain facilities in the United States and abroad to comply with state orders and governmental decrees and adjust schedules at certain of our facilities based on customer demand. The plant shut downs and adjusted schedules resulting from COVID-19 have resulted in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers.
The overall extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2020 is set forth in Part II, "Item 8. Financial Statements and Supplementary Data" in this report.
Changes in Internal Control Over Financial Reporting
During fiscal 2019, we implemented a new system and modified our internal controls to facilitate the adoption of ASC 842 “Leases." The adoption of this standard did not have a material impact to the consolidated statement of operations or the consolidated statement of cash flows. There have been no other changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 18, 2020, Leslie J. Parrette, Jr., our former Senior Vice President, General Counsel, Corporate Secretary and Compliance Officer, departed Novelis to pursue opportunities outside the company. On March 20, 2020, we entered into a severance and release agreement with Mr. Parrette, under which Mr. Parrette is entitled to receive the following separation incentives: (i) a lump sum severance payment of $909,000, (ii) a lump sum payment representing his annual incentive plan award for the 2020 fiscal year, (iii) a lump sum medical continuation payment of $10,250, (iv) a credit of $57,570 to his account in the Company’s defined contribution supplemental executive retirement plan, and (v) continued coverage under the Company’s group life insurance plan for up to 12 months from the separation date. Mr. Parrette’s grants under the Company’s long-term incentive plan for each applicable grant year, if any, will be treated as set forth in his severance agreement.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of nine directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors’ terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of April 30, 2020.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	52	Chairman of the Board
Askaran Agarwala(2)	May 15, 2007	86	Director
Debnarayan Bhattacharya(1)(2)	May 15, 2007	71	Director and Vice Chairman of the Board
Clarence J. Chandran(1)(2)	January 6, 2005	71	Director
Gary Comerford	February 7, 2020	70	Director
Dr. Thomas M. Connelly, Jr.	February 7, 2020	67	Director
Satish Pai(2)	August 6, 2013	58	Director
Vikas Sehgal	February 7, 2020	45	Director
Donald A. Stewart(1)	May 15, 2007	73	Director
_________________________
(1) Member of our Audit Committee
(2) Member of our Compensation Committee
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group’s leading blue-chip companies including Grasim, UltraTech Cement, Vodafone Idea Limited, Aditya Birla Capital Limited and Aditya Birla Chemicals (Thailand) Limited. Mr. Birla also serves as director on the board of Aditya Birla Management Corporation Private Limited (as Executive Chairman), Air India Limited (as part-time non-official director), and the Group’s international companies spanning Thailand, Indonesia, Egypt, and Canada. Additionally, Mr. Birla is the Chancellor and member of the Board of Governors of the Birla Institute of Technology & Science, Pilani and Chairman of the Board of Governors Indian Institute of Management, Ahmedabad and Indian Institute of Technology, Delhi. He is a member of the London Business School’s Asia Pacific Advisory Board and a member of the National Council of the Confederation of Indian Industry. Mr. Birla’s past affiliations include service on the boards of Maruti Udyog Limited and Tata Iron and Steel Co. Limited. He was a Director on the Central Board of Directors of the Reserve Bank of India and part-time member on the Board of Securities and Exchange Board of India. He was Chairman of the Advisory Committee constituted by the Ministry of Company Affairs and served on the Prime Minister of India’s Advisory Council on Trade and Industry. A Commerce graduate of Bombay University, Mr. Birla is a Chartered Accountant, a member of the Institute of Chartered Accountants of India. He earned an MBA from the London Business School. Mr. Birla brings to the board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world.
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

Mr. Debnarayan Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He retired from his position as Managing Director of Hindalco in July 2016. Mr. Bhattacharya continues to serve as Non-Executive Director and Vice Chairman. He also serves as a director of Vodafone Idea Limited and NOCIL Limited. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the Company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.
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
Gary Comerford serves as President and CEO of CMC Global, a consulting company specializing in international expansion. He also serves as Vice Chair of the Canada India Business Council and Chair of the Board of Trustees of Brock University. From 2009 to 2014, Mr. Comerford was employed with the Reinsurance Group of America as Executive Vice President and Chief Marketing Officer. Prior to that, he was with Sun Life of Canada, where he held positions of increasing responsibility before retiring as Senior Vice President, International in 2009. Before joining Sun Life, Mr. Comerford held various roles at Canada Permanent Trust Company, including Vice President of Marketing. Mr. Comerford is Vice Chair of the Canada India Business Council, where he previously served as President and CEO. He is Chair of the Board of Trustees of Brock University. Mr. Comerford brings extensive financial management and operating experience to the board.
Dr. Thomas M. Connelly, Jr. has served as the Chief Executive Officer of the American Chemical Society since 2015. Previously, Dr. Connelly was employed by DuPont de Nemours, Inc., from 1977 to 2014, where he was responsible for the Applied BioSciences, Nutrition & Health, Performance Polymers, and Packaging & Industrial Polymers businesses. In addition, Dr. Connelly also had responsibility for Science & Technology, Integrated Operations, and geographic regions outside the United States. Dr. Connelly retired in 2014 as Executive Vice President and Chief Innovation Officer of DuPont, where he was a member of the company’s Office of the Chief Executive. Dr. Connelly serves on the Board of Grasim Industries Limited and brings to the board his deep knowledge in the areas of science and global operations.
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
Mr. Vikas Sehgal is Executive Vice Chairman of Rothschild & Co. for the South & Southeast Asian region and also serves as Global Partner and Head of the Automotive sector. Prior to joining Rothschild & Co. in 2011, Mr. Sehgal was a partner at Booz & Company, where he worked from 1999 to 2010. Previously, he was employed as an engineer at the Ford Motor Company and Daewoo Motors. Mr. Sehgal has served the World Economic Forum as Chairman of the Global Agenda Council for Automotive and as a member of the Global Future Council for Mobility. He also served on the board of Houghton International and Infotech Engineering. Mr. Sehgal currently serves as a director of Cyient Limited. Mr. Sehgal also brings a depth of understanding of our business, operations and the global automotive industry which we serve.
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

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2020.

Name	Age	Position
Steven Fisher	49	President and Chief Executive Officer
Devinder Ahuja	54	Senior Vice President and Chief Financial Officer
Tom Boney	54	Senior Vice President and President, Novelis North America
Emilio Braghi	52	Senior Vice President and President, Novelis Europe
Christopher Courts	42	Interim General Counsel, Corporate Secretary and Compliance Officer
Philippe Meyer	61	Senior Vice President and Chief Technology Officer
Randal Miller	57	Vice President, Treasurer
Roxana Molina	59	Senior Vice President and Chief Procurement Officer
Antonio Tadeu Coelho Nardocci	62	Senior Vice President and Chief Manufacturing Officer
Marco Palmieri	63	Senior Vice President and Chief Integration Officer
Francisco Pires	51	Senior Vice President and President, Novelis South America
Stephanie Rauls	51	Vice President, Controller and Chief Accounting Officer
Sachin Satpute	54	Senior Vice President and President, Novelis Asia
H.R. Shashikant	57	Senior Vice President and Chief Human Resources Officer
Steven Fisher has served as our President and Chief Executive Officer since 2015. Mr. Fisher joined the company in 2006 as Vice President, Strategic Planning and Corporate Development and served as our Chief Financial Officer from 2007 to 2015. Prior to joining Novelis, Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp., at its headquarters in Dallas, Texas. Mr. Fisher is a member of the Business Roundtable, an association of leading U.S. companies working to promote sound public policy. In addition, he is a member of the Board of Directors for the Metro Atlanta Chamber of Commerce. Mr. Fisher received a Bachelor's Degree in Finance and Accounting from the University of Iowa.
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
Tom Boney has served as our Senior Vice President and President, Novelis North America since April 14, 2020. Mr. Boney joined Novelis in 2006 as plant manager at the Oswego, New York facility. Since then, he has served in various roles of increasing responsibility, including President, Novelis Europe Rolling and Recycling; Vice President, Manufacturing Excellence; and Managing Director of Aluminum Company of Malaysia. Mr. Boney most recently served as Chief Operating Officer of Novelis North America. Prior to joining Novelis, Mr. Boney spent 19 years with Alcoa Corporation. He holds a bachelor's degree in finance from St. Bonaventure University and a Master's Degree in Management from Penn State University.
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
Christopher Courts has served as our interim General Counsel, Secretary and Compliance Officer since March 2020. Previously, Mr. Courts served as the company’s Vice President, Deputy General Counsel from January 2016 to March 2020. Mr. Courts joined Novelis in January 2005 and over the years has had oversight for various aspects of the legal function. Prior to joining Novelis, Mr. Courts served as Senior Corporate Counsel for Aquila, Inc., a former Fortune 50 electric and gas utility energy company. Prior to that, he was a corporate associate at the Husch Blackwell law firm. Mr. Courts holds a B.B.A in Finance and a J.D., both from the University of Iowa.

Philippe Meyer joined Novelis as Senior Vice President and Chief Technology Officer upon our acquisition of Aleris in April 2020. Prior to the acquisition, Mr. Meyer had served as Aleris’ Senior Vice President and Chief Technology Officer since 2015 and prior to that as Vice President and Chief Technology Officer from 2012 to 2015. Before joining Aleris, Mr. Meyer spent 22 years at Montupet, an aluminum automotive foundry company, in various roles of increasing responsibility, including R&D and Technical Director. Mr. Meyer holds a Master's degree from Ecole Nationale Superieure des Mines de Paris, France.
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
Roxana Molina joined Novelis in March 2020 as Senior Vice President and Chief Procurement Officer. Prior to joining Novelis, Ms. Molina was employed by Ford Motor Company in Dearborn, Michigan, since 1995. At Ford, Ms. Molina held various leadership roles in the United States, Europe and Brazil, most recently serving as Global Purchasing Director, Engine and Powertrain Installations. She holds a Bachelor’s Degree in Industrial Engineering from Universidad de Lima, a Master's Degree in Business Administration from the University of Texas at Austin, and an Associate of Science, Research on truck body design from Tokyo University of Agriculture and Technology.
Antonio Tadeu Coelho Nardocci has served as our Senior Vice President and Chief Manufacturing Officer since June 2019. Prior to that, Mr. Nardocci served as our Senior Vice President and President, Novelis South America since May 2013. Mr. Nardocci has also served as our Senior Vice President and President, Novelis Europe and as our Vice President of Strategy, Innovation and Technology. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, including as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy. Mr. Nardocci served as Chairman of the Brazilian Aluminum Association Board in 2018 and 2019.
Marco Palmieri has served as our Senior Vice President and Chief Integration Officer since April 2019. Mr. Palmieri previously served as our Senior Vice President and President, Novelis North America from June 2013 to April 2019. Prior to that, he served as our Senior Vice President and President, Novelis South America since 2011. Before joining Novelis, Mr. Palmieri was most recently Aluminum Business Director for Votorantim Metais Ltd. He has spent more than 30 years in the metals and engineering industries, including more than 25 years with Rio Tinto Alcan, where he held a succession of international leadership positions in various areas, including business development, primary metal and energy production. Mr. Palmieri is Chairman of the Board of the Aluminum Association.
Francisco Pires has served as our President, Novelis South America since June 2019. Mr. Pires joined Novelis South America in 2012 as Director of Procurement. In 2013, he assumed the position of Director, Procurement and Supply Chain. In 2014, he was appointed Vice President, Commercial, followed by his appointment as Chief Operating Officer in 2018. Prior to joining Novelis, Mr. Pires held positions of increasing responsibility with Fibria, Votorantim Cellulose & Paper, Maxlog and Bureau Veritas. He is a graduate in naval engineering from Universidade Federal do Rio de Janeiro and has a Master of Science in Business Administration from COPPEAD.
Stephanie Rauls has served as our Vice President, Controller and Chief Accounting Officer since February 2016. Ms. Rauls previously served as our Vice President of Global Tax since December 2013. Prior to joining Novelis, Ms. Rauls was Vice President, Tax at Wal-Mart Stores, Inc. from 2011 to 2013, and prior to that, she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, Ms. Rauls was employed by KPMG LLP from 1994 to 2002. She earned a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.
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
Novelis Board of Directors
Our Board of Directors currently has nine members, all of whom are appointed by our sole shareholder. Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws; (2) the charters of its committees and (3) other applicable laws and company policies.
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
Audit Committee and Financial Experts
Our Board of Directors has established an Audit Committee. Messrs. Stewart, Bhattacharya and Chandran are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an "audit committee financial expert" as that term is defined in the rules and regulations of the SEC.

Our Audit Committee’s main objective is to assist our Board of Directors in fulfilling its oversight responsibilities for the integrity of our financial statements, our compliance with legal and regulatory requirements, the qualifications and independence of our independent registered public accounting firm and the performance of both our internal audit function and our independent registered public accounting firm. Under the Audit Committee charter, the Audit Committee is responsible for, among other matters:
•evaluating and compensating our independent registered public accounting firm;
•making recommendations to the Board of Directors and shareholder relating to the appointment, retention and termination of our independent registered public accounting firm;
•discussing with our independent registered public accounting firm its qualifications and independence from management;
•reviewing with our independent registered public accounting firm the scope and results of its audit;
•pre-approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;
•reviewing areas of potential significant financial risk and the steps taken to monitor and manage such exposures;
•overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; and
•reviewing and monitoring our accounting principles, accounting policies and disclosure, internal control over financial reporting and disclosure controls and procedures.
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

Item 11.  Executive Compensation.
This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the Securities and Exchange Commission.

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Senior Vice President, Chief Financial Officer
Emilio Braghi	Senior Vice President and President, Novelis Europe
Marco Palmieri	Senior Vice President and Chief Integration Officer
Sachin Satpute	Senior Vice President and President, Novelis Asia
Leslie Parrette	Former Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary(1)
_________________________
(1)Mr. Parrette separated from Novelis on March 18, 2020, and entered into a severance and release agreement on March 20, 2020.
Compensation Committee and Role of Management
The Compensation Committee of our board of directors (the Committee) is responsible for approving compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board. Our Chief Human Resources Officer serves as the primary management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee’s responsibilities.
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
The Committee (1) meets annually and reviews prior year performance and approves the distribution of short-term incentive and long term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short term incentive targets for executives for the current year, and (3) recommends to the board of directors the form of long term-incentive award vehicles and vesting performance criteria for the current cycle of the program. The Committee may employ alternative practices when appropriate under the circumstances.
The Committee did not independently engage a third party compensation consultant in fiscal 2020. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer’s analysis with the Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.
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

AGCO Corp	Ashland Global Holdings Inc.	Kennametal Inc.
Air Products & Chemicals Inc.	Berry Plastics Group Inc.	Linde PLC
Alcoa Corp	Eastman Chemical Co	Newell Brands Inc.
Altria Group Inc.	Genuine Parts Co	PPG Industries Inc.
Arconic Corp	Ingersoll-Rand PLC	Southern Company

The Committee retains discretion to set an individual executive’s compensation. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including past performance, experience and potential, retention needs, job position and/or tenure. In addition, macroeconomic conditions may influence compensation decisions, including incentive pay decisions, as the Committee aligns its focus with the financial needs of the business in times of distress.
Objectives and Design of Our Compensation Program
Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term financial and operational success and thereby build value for our shareholder. The Committee did not make any material changes to our compensation philosophy for fiscal 2020. The program is organized around three fundamental principles:
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
Key Elements of Our Compensation Program
Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee reviews these compensation elements annually. The Committee also compares the competitiveness of these key elements to that of companies in our peer group and/or to available compensation survey market data. Our objective for named executive officer compensation is to be at or near the market median (50th percentile) for both target total cash compensation and total direct compensation.
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

Short-Term (Annual) Cash Incentives. We believe that an annual incentive opportunity is necessary to attract, retain and reward our executives. Our philosophy concerning annual incentive program design for executives is based on the guiding values below:
•Annual incentives should be directly linked with and clearly communicate the strategic priorities approved by our board of directors.
•Annual incentives should be primarily weighted on the achievement of Company-wide financial goals.
•Annual incentives should be 100% at-risk, and there should be a minimum financial performance threshold that must be attained to receive any payout.
•Performance goals should be sufficiently ambitious to drive enterprise value creation, but also be based on metrics that executives can meaningfully influence over the annual time frame, and payouts should not be concentrated on a single metric.
•Threshold, target and maximum opportunity payouts (as a percent of salary) should be comparable with opportunity payouts of executives in other benchmark companies or industries.
•The Committee retains the discretion to adjust, up or down, annual incentives earned based on the Committee’s subjective assessment of individual performance.
Our Committee and board of directors, after input from management, approved our fiscal 2020 annual incentive plan (2020 AIP) during the first quarter of fiscal 2020. The performance benchmarks for the year were tied to four key metrics: (1) the Company’s earnings before interest, taxes, depreciation and amortization (EBITDA) performance (ranging from 60% to 200% of target); (2) the Company’s free cash flow, as adjusted for inventory days for all executives except Mr. Parrette (ranging from 37.5% to 200% of target); (3) the executive’s individual performance in recognition of each individual’s unique job responsibilities and annual objectives (ranging from 0% to 200% of target); and (4) global safety (ranging from 50% to 200% of target).
No 2020 AIP bonuses are payable with respect to any of the three incentive metrics unless overall Novelis EBITDA performance for fiscal 2020 achieves at least 75% of the financial target. Actual performance below the threshold for a particular metric results in no payout for that metric.

The table below displays the 2020 AIP target and actual performance for each goal and the amount earned based on actual performance rounded to the nearest whole dollar.

Name	Target Bonus as Percentage of Salary(1)	Performance Objective(2)	Performance Weighting	Targeted Performance ($)	Actual Performance ($)
Steven Fisher	128%	EBITDA	40%	535,557	708,254
		Cash Flow	35%	468,613	773,896
		Personal	15%	200,834	241,001
		Safety	10%	133,889	66,945
			100%	1,338,893	1,790,096
Devinder Ahuja	85%	EBITDA	40%	210,800	278,775
		Cash Flow	35%	184,450	304,612
		Personal	15%	79,050	94,860
		Safety	10%	52,700	26,350
			100%	527,000	704,597
Emilio Braghi	65%	EBITDA	40%	127,500	168,614
		Cash Flow	35%	111,563	184,241
		Personal	15%	47,813	57,375
		Safety	10%	31,875	15,938
			100%	318,751	426,168
Marco Palmieri	65%	EBITDA	40%	137,917	182,390
		Cash Flow	35%	120,677	199,294
		Personal	15%	51,719	51,719
		Safety	10%	34,479	17,240
			100%	344,792	450,643
Sachin Satpute	60%	EBITDA	40%	90,400	119,551
		Cash Flow	35%	79,100	130,631
		Personal	15%	33,900	40,680
		Safety	10%	22,600	11,300
			100%	226,000	302,162
Leslie Parrette	68%	EBITDA	40%	163,653	216,425
		Cash Flow	35%	143,196	262,760
		Personal	15%	61,370	61,370
		Safety	10%	40,913	20,456
			100%	409,132	561,011
_________________________
(1)Target bonus percentages and amounts are adjusted for any mid-year changes.
(2)Fiscal 2020 AIP performance metric definitions are set forth in the 2020 AIP.

Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive’s total direct compensation opportunity is necessary to reward our executives. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:
•Long-term incentives should motivate achievement of long-term strategic and financial goals and incentivize actions that are intended to create sustainable value for our shareholder.
•Long-term incentives should be designed to effectively retain valuable executive talent.
•Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis and our parent, Hindalco Industries.
•A majority of the long-term incentive award value should be at risk and tied to financial performance.
•Vesting schedules should span several years to reward long-term service.
•The value of long-term incentives as a percent of salary should be competitive with opportunity payouts of executives in other benchmark companies or industries.
During the first quarter of fiscal 2020, the Committee authorized a long-term incentive plan covering fiscal years 2020 through 2022 (2020 LTIP). Under the 2020 LTIP, participants were awarded three types of long-term incentive vehicles. Twenty percent of our named executives' total long-term incentive opportunity consists of Hindalco stock appreciation rights (Hindalco SARs), thirty percent of a participant's total long-term incentive opportunity consists of Hindalco restricted stock units (Hindalco RSUs) and the remaining 50% consists of Novelis Performance Units (Novelis PUs).
For additional information, see the table below setting forth grants of plan-based awards in fiscal 2020. The Committee approved the fiscal 2020 long-term incentive awards for our named executive officers.
Hindalco SARs awarded in fiscal 2020 have seven-year terms and vest at a rate of 33.33% per year measured from the initial grant date, provided the Company achieves the 75% EBITDA threshold for the year. If the EBITDA threshold is not achieved, then the portion of the SARs that would otherwise vest for that year will be forfeited. Each SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise. Payout of Hindalco SARs is limited to three times the award value. SARs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.
Hindalco RSUs awarded in fiscal 2020 vest at a rate of 33.33% per year, measured from the date of the award, and are not subject to performance criteria. Payout of Hindalco RSUs is also limited to three times the award value. RSUs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs vest on the third anniversary following the date of award. At the time of vesting, the number of units earned will be calculated based on the Company’s average return on capital employed (ROCE) during fiscal years 2020 through 2022. Actual payout will range from 50% (threshold) to 200% (maximum) of target award value, based on actual results, and will be paid in cash. Performance results between threshold level and target level or between target level and maximum level are determined by means of interpolation.
The table below shows the aggregate target long-term incentive of our named executive officers under the 2020 LTIP. The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Named Executive Officer	2020 LTIP Target Award ($)
Steven Fisher	$5,300,000
Devinder Ahuja	$1,000,000
Emilio Braghi	$750,000
Marco Palmieri	$760,000
Sachin Satpute	$600,000
Leslie Parrette	$750,000

Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible for certain non-qualified retirement benefits, which are designed to provide levels of retirement benefits that are limited under broad-based retirement plan caps mandated by certain regulatory restrictions on highly-compensated employees. Our named executive officers are also eligible for certain personal benefits consistent with market practice. We do not view our executive personal benefits as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table for further information about personal benefits.
Employment-Related Agreements
Retention Agreements. We may enter into retention agreements from time to time with certain key employees, including our named executive officers. These retention agreements are intended to supplement our long-term incentive program and sometimes are entered into to reflect changes in responsibilities or other special circumstances. Retention amounts are paid in cash provided the employee remains employed with the Company through the applicable vesting date. In most cases, the retention awards vest ratably over a pre-determined retention period. If the employee voluntarily terminates employment or is terminated by the Company for cause prior to the expiration date of the retention award, the employee will be required to repay any payments made under the agreement in the previous 12 months and will be not be entitled to any other payments under the retention agreement. If an employee is terminated involuntarily without cause, any unpaid cash installments under the retention agreement will be forfeited. Any amounts paid to our named executive officers under a retention award during fiscal 2020 are shown in the Summary Compensation Table. Mr. Ahuja received a retention payment of $67,000 and Mr. Palmieri received a retention payment of $150,000 during fiscal 2020. No other named executives received a retention payout.
Change in Control Severance. Each of our named executive officers is a participant in the Novelis Inc. Change in Control Severance Plan (the CIC Plan). The Plan was adopted effective July 1, 2018 and replaced the individual agreements previously in place between the Company and our executives. Under the CIC Plan, the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within three months before or 24 months following a change in control of the Company. The change in control severance payment under the CIC Plan is equal to 2.0 times the sum of the executive’s annual base salary and annual bonus and is paid payable in a lump sum within 30 days following an executive’s termination of employment. The CIC Plan also provides that the executive will receive (i) payment of the executive’s target short-term incentive (prorated, as applicable) for the year of termination; (ii) a payment to assist with post-employment medical coverage equal to 24 months of the full premium of the executive’s then-current level of coverage; (iii) continuation of coverage under the Company’s group life insurance plan for a period of 24 months; and (iv) 24 months of additional credit for benefit accrual or contribution purposes and accelerated vesting, if applicable, under our retirement plans.
Severance Compensation Arrangements. In fiscal 2020, we had severance arrangements with our named executive officers, with the exception of Mr. Braghi and Mr. Satpute, which provide that the executive will be entitled to certain payments and benefits if his employment is terminated by the Company without cause. Severance amounts are payable in a lump sum. Each agreement also contains a noncompetition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 18 months following termination (or 24 months in the case of Mr. Fisher). An executive may be required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. See the Potential Payments Upon Termination or Change in Control table below for further information.

Compensation Risk Assessment
In fiscal 2020, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:
•An appropriate balance between short-term and long-term incentive compensation with multiple time horizons;
•Short-term incentives that require minimum financial performance to achieve any payouts and also set capped maximum payouts at 200% of target;
•Short-term incentive payouts that are tied to multiple performance factors with no one performance factor having excessive weighting;
•Long-term incentives with multi-year vesting schedules, which reward employees for long-term performance;
•Goals that are not unreasonable and that are approved by the Committee on an annual basis and goals with no excessive payout opportunities at certain performance levels that may encourage short-term decisions and actions to meet payout thresholds;
•Oversight of the compensation programs by the Committee and multiple functions within the Company and at various levels within the functions to gain different viewpoints and prevent a small number of people to be exclusively involved in compensation decisions; and
•Advice from expert outside advisors regarding the design of the compensation program.
Based on its review, the Committee determined that the Company’s compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal 2020.
The foregoing report is provided by the following directors, who constitute the Committee:
Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table
The table below sets forth information regarding compensation for our named executive officers for fiscal 2020 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars as adjusted by the March 31, 2020 exchange rate.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)(8)	Total Compensation ($)
Steven Fisher	2020	1,035,577	—	1,440,000	1,460,000	5,030,096(2)	—	280,734	9,246,407
	2019	971,154	—	1,050,000	1,200,000	9,211,068	—	654,373	13,086,595
	2018	865,385	—	972,000	1,148,000	1,472,772	—	542,055	5,000,212
Devinder Ahuja	2020	608,461	—	300,000	200,000	1,204,598(3)	—	226,482	2,539,541
	2019	562,692	—	204,000	136,000	1,163,812	—	276,992	2,343,496
	2018	514,231	429,292	150,000	100,000	607,005	—	239,872	2,040,400
Emilio Braghi	2020	484,104	—	225,000	150,000	906,168(4)	—	467,154	2,232,426
	2019	382,855	—	210,000	140,000	1,060,693	—	461,446	2,254,994
	2018	394,247	—	144,000	96,000	342,418	—	611,687	1,588,352
Marco Palmieri	2020	525,993	—	228,000	152,000	1,210,643(5)	—	289,884	2,406,520
	2019	510,673	—	228,000	152,000	2,729,747	—	519,887	4,140,307
	2018	536,784	—	228,000	152,000	480,209	—	1,781,999	3,178,992
Sachin Satpute	2020	367,337	—	180,000	120,000	782,162(6)	39,434	607,553	2,096,486
Leslie Parrette	2020	599,507	—	225,000	150,000	1,222,211(7)	—	1,124,046	3,320,764
	2019	583,396	—	225,000	150,000	2,901,817	—	241,588	4,101,801
	2018	567,176	—	210,000	140,000	638,770	—	259,612	1,815,558
_________________________
(1)These amounts reflect Hindalco RSUs and Hindalco SARs granted under our LTIP.
(2)This amount includes the cash awards Mr. Fisher earned as follows: $1,790,096 under the 2020 AIP and $3,240,000 for the Novelis PUs granted in fiscal year 2018.
(3)This amount includes the cash awards Mr. Ahuja earned as follows: $704,598 under the 2020 AIP and $500,000 for the Novelis PUs granted in fiscal year 2018.
(4)This amount includes the cash awards Mr. Braghi earned as follows: $426,168 under the 2020 AIP and $480,000 for the Novelis PUs granted in fiscal year 2018.
(5)This amount includes the cash awards Mr. Palmieri earned as follows: $450,643 under the 2020 AIP and $760,000 for the Novelis PUs granted in fiscal year 2018.
(6)This amount includes the cash awards Mr. Satpute earned as follows: $302,162 under the 2020 AIP and $480,000 for the Novelis PUs granted in fiscal year 2018.
(7)This amount includes the cash awards Mr. Parrette earned as follows: $561,011 under the 2020 AIP and $661,200 for the Novelis PUs granted in fiscal year 2018.
(8)The amounts shown in this column reflect the values from the table below.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Nonqualified Plans ($)	Group Life Insurance ($)(1)	Retention Payments ($)(2)	Relocation, Assignee and Housing Related Payments ($)	Other Perquisites and Personal Benefits ($)	Other Payments ($)	Total ($)
Steven Fisher	209,225	5,688	—	—	65,821(5)		280,734
Devinder Ahuja	103,727	3,355	67,000	—	52,400(6)		226,482
Emilio Braghi	89,453	—	—	258,899(3)	118,802(7)		467,154
Marco Palmieri	81,546	2,952	150,000	—	55,386(8)		289,884
Sachin Satpute	—	—	—	583,130(4)	24,423(9)		607,553
Leslie Parrette	153,423	3,373	—	—	48,000(10)	919,250(11)	1,124,046
________________________
(1)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(2)These amounts represent payments pursuant to retention agreements as detailed above under Employee Related Agreements.
(3)This amount includes $130,242 for expatriate expenses and $128,657 related to tax payments for foreign assignment.
(4)This amount includes $110,136 for expatriate expenses and $472,994 related to tax payments for foreign assignment.
(5)This amount includes $60,000 flex allowance. The remaining amount is comprised of payments for an executive physical and a home security system.
(6)This amount includes $50,000 flex allowance. The remaining amount is comprised of payments for a home security system.
(7)This amount includes $51,570 child tuition reimbursement and family allowance. The remaining amount is comprised of payments for health care premiums, automobile lease allowance, individual tax planning, meal allowance and other compensation related to international assignment.
(8)This amount includes $50,000 flex allowance. The remaining amount is comprised of an executive physical and a home security system.
(9)This amount includes $21,593 auto lease and $2,829 for other compensation related to assignment.
(10)This amount includes $48,000 flex allowance.
(11)This amount includes $909,000 severance payment. The remaining amount is comprised of a payment for continued medical coverage. Mr. Parrette separated from Novelis on March 18, 2020, and entered into a severance and release agreement. See Item 9B of this Form 10-K for additional information.

Grants of Plan-Based Awards in Fiscal 2020
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2020 pursuant to our 2020 AIP and 2020 LTIP.

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units	All Other Option Awards: Number of Securities Underlying Options	Award Type	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (S)
		Threshold ($)	Target ($)	Maximum ($)
Steven Fisher	5/6/2019	564,009	1,338,893	2,677,787	—	—	AIP	—	—
	5/6/2019	—	—	—	501,985	—	Hindalco RSU	—	1,440,000
	5/6/2019	—	—	—	—	1,253,588	Hindalco SAR	2.87	1,460,000
	5/6/2019	1,200,000	2,400,000	4,800,000	—	—	Novelis PU	—	—
Devinder Ahuja	5/6/2019	221,999	527,000	1,054,000	—	—	AIP	—	—
	5/6/2019	—	—	—	104,581	—	Hindalco RSU	—	300,000
	5/6/2019	—	—	—	—	171,725	Hindalco SAR	2.87	200,000
	5/6/2019	250,000	500,000	1,000,000	—	—	Novelis PU	—	—
Emilio Braghi	5/6/2019	134,273	318,750	637,500	—	—	AIP	—	—
	5/6/2019	—	—	—	78,436	—	Hindalco RSU	—	225,000
	5/6/2019	—	—	—	—	128,794	Hindalco SAR	2.87	150,000
	5/6/2019	187,500	375,000	750,000	—	—	Novelis PU	—	—
Marco Palmieri	5/6/2019	145,244	344,793	689,585	—	—	AIP	—	—
	5/6/2019	—	—	—	79,481	—	Hindalco RSU	—	228,000
	5/6/2019	—	—	—	—	130,511	Hindalco SAR	2.87	152,000
	5/6/2019	190,000	380,000	760,000	—	—	Novelis PU	—	—
Sachin Satpute	5/6/2019	95,203	226,001	452,002	—	—	AIP	—	—
	5/6/2019	—	—	—	62,749	—	Hindalco RSU	—	180,000
	5/6/2019	—	—	—	—	103,035	Hindalco SAR	2.87	120,000
	5/6/2019	150,000	300,000	600,000	—	—	Novelis PU	—	—
Leslie Parrette	5/6/2019	172,347	409,133	818,266	—	—	AIP	—	—
	5/6/2019	—	—	—	78,436	—	Hindalco RSU	—	225,000
	5/6/2019	—	—	—	—	128,794	Hindalco SAR	2.87	150,000
	5/6/2019	187,500	375,000	750,000	—	—	Novelis PU	—	—

Outstanding Equity Awards as of March 31, 2020

		Hindalco Options				Hindalco RSUs
Name	LTIP Year	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	2020	—	1,253,588	2.87	May 6, 2026	501,985	681,534
	2019	273,504	547,008	3.46	May 2, 2025	202,461	285,258
	2018	554,654	277,326	2.92	May 5, 2024	111,018	162,475
	2017	281,986	—	1.37	May 5, 2023	—	—
	2016	315,196	—	2.10	May 7, 2022	—	—
	2015	234,084	—	2.43	May 13, 2021	—	—
Devinder Ahuja	2020	—	171,725	2.87	May 6, 2026	104,581	141,987
	2019	30,998	61,994	3.46	May 2, 2025	39,336	55,423
	2018	48,316	24,157	2.92	May 5, 2024	17,132	25,073
	2017	49,326	—	2.26	October 1, 2023	—	—
Emilio Braghi	2020	—	128,794	2.87	May 6, 2026	78,436	106,491
	2019	31,909	63,818	3.46	May 2, 2025	40,492	57,051
	2018	46,384	23,190	2.92	May 5, 2024	16,446	24,069
Marco Palmieri	2020	—	130,511	2.87	May 6, 2026	79,481	107,910
	2019	34,644	69,288	3.46	May 2, 2025	43,963	61,942
	2018	73,440	36,718	2.92	May 5, 2024	26,040	38,110
	2016	116,125	—	2.10	May 7, 2022	—	—
	2015	44,751	—	2.43	May 13, 2021	—	—
Sachin Satpute	2020	—	103,035	2.87	May 6, 2026	62,749	85,193
	2019	25,072	50,142	3.46	May 2, 2025	31,816	44,827
	2018	46,384	23,190	2.92	May 5, 2024	16,446	24,069
	2017	36,255	—	1.37	May 5, 2023	—	—
Leslie Parrette	2020	65,591	—	2.87	May 6, 2026	—	—
	2019	88,795	—	3.46	May 2, 2025	—	—
	2018	65,762	—	2.92	May 5, 2024	—	—
	2017	70,497	—	1.37	May 5, 2023	—	—
	2016	58,063	—	2.10	May 7, 2022	—	—
Option Exercises and Stock Vested in Fiscal Year 2020
The table below sets forth the information regarding stock options that were exercised during fiscal 2020 and stock awards that vested and were paid out during fiscal 2020.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise, but Settled in Cash	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting, but Settled in Cash	Value Realized on Vesting ($)
Steven Fisher	248,568	348,753	416,629	1,264,948
Devinder Ahuja	—	—	54,702	164,500
Emilio Braghi	47,269	54,513	58,966	178,659
Marco Palmieri	70,497	136,741	99,193	300,752
Sachin Satpute	—	—	58,671	178,217
Leslie Parrette	—	—	194,097	442,161

Pension Benefits in Fiscal 2020
The table below sets forth information regarding the present value as of March 31, 2020 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified). Mr. Satpute, the only one of our named executive officers eligible for a defined benefit program, is enrolled in the Novelis Asia Defined Benefits plan.

Name	Plan Name	Change in Pension Value ($)	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sachin Satpute	Defined Benefits	39,434	3.58	112,571	—
Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2020. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Steven Fisher	—	182,552	773	—	1,662,129
Devinder Ahuja	—	76,475	651	—	190,220
Marco Palmieri	—	54,832	—	—	159,804
Leslie Parrette	—	126,793	7,571	—	677,999

Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers on March 31, 2020, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular retirement plan benefits; or normal retirement, death or disability benefits. See Employment Related Agreements above for a discussion of the change in control, severance compensation and retention agreements for our named executive officers and any restrictive covenants contained therein. As discussed above, Mr. Parrette separated from Novelis on March 18, 2020, and entered into a severance and release agreement.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by us without Cause ($)	Termination in Connection with CIC by us without Cause or by Executive for Good Reason ($)	Death or Disability ($)
Steven Fisher	Short-Term Incentive Pay(2)	1,790,096	1,790,096	1,790,096	1,790,096
	Long-Term Incentive Plan(3)	26,056	5,540,599	5,951,434	5,951,434
	Severance(4)	—	3,000,000	4,830,000	—
	Retirement plans(5)	—	209,225	418,450	—
	Lump sum cash payment for continuation of health coverage(6)	—	37,926	45,512	—
	Continued group life insurance coverage(7)	—	5,688	11,376	—
	Total	1,816,152	10,583,534	13,046,868	7,741,530
Devinder Ahuja	Short-Term Incentive Pay(2)	704,597	704,597	704,597	704,597
	Long-Term Incentive Plan(3)	—	957,214	1,041,371	1,041,371
	Severance(4)	—	1,320,000	2,294,000	—
	Retirement plans(5)	—	103,727	207,454	—
	Lump sum cash payment for continuation of health coverage(6)	—	41,414	49,696	—
	Continued group life insurance coverage(7)	—	3,355	6,710	—
	Total	704,597	3,130,307	4,303,828	1,745,968
Emilio Braghi	Short-Term Incentive Pay(2)	426,168	426,168	426,168	426,168
	Long-Term Incentive Plan(3)	—	891,934	959,000	959,000
	Severance(4)	—	530,450	1,618,269	—
	Retirement plans(5)	—	89,453	178,907	—
	Lump sum cash payment for continuation of health coverage(6)	—	43,322	43,222	—
	Continued group life insurance coverage(7)	—	—	—	—
	Total	426,168	1,981,327	3,225,566	1,385,168
Marco Palmieri	Short-Term Incentive Pay(2)	450,643	450,643	450,643	450,643
	Long-Term Incentive Plan(3)	—	1,193,819	1,263,516	1,263,516
	Severance(4)	—	1,237,500	1,750,485	—
	Retirement plans(5)	—	81,546	163,092	—
	Lump sum cash payment for continuation of health coverage(6)	—	37,926	45,512	—
	Continued group life insurance coverage(7)	—	2,952	5,903	—
	Total	450,643	3,004,386	3,679,151	1,714,159
Sachin Satpute(1)	Short-Term Incentive Pay(2)	302,162	302,162	302,162	302,162
	Long-Term Incentive Plan(3)	782,953	782,953	782,953	782,953
	Severance(4)	—	—	—	—
	Retirement plans(5)	—	—	—	—
	Lump sum cash payment for continuation of health coverage(6)	—	—	—	—
	Continued group life insurance coverage(7)	—	—	—	—
	Total	1,085,115	1,085,115	1,085,115	1,085,115
_________________________
(1)The terms of separation for Mr. Satpute, an international expatriate from the Aditya Birla Group (ABG), assume his return to employment with ABG at the conclusion of his assignment with Novelis.
(2)These amounts represent the executive's AIP for the fiscal year.
(3)These amounts reflect the estimated value of the vested SARs, RSUs and PUs granted pursuant to our long term incentive plans.
(4)These amounts are estimates of payments that would be paid pursuant to our Change in Control Severance Plan, the executive's severance agreement or local law and practice, as applicable.
(5)The retirement benefit represents 12 months (or 24 months in the case of a change in control severance) of additional benefit accrual or contribution credit, as applicable, under our retirement plans.
(6)This amount is intended to assist the executive in paying post-employment health coverage for 12 months (or 24 months in the case of a change in control severance).
(7)This amount represents the estimated value of 12 months (or 24 months in the case of a change in control severance) of additional coverage under our group and executive life insurance plans.

Director Compensation for Fiscal 2020
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
All directors receive reimbursement for out of pocket expenses associated with attending board and Committee meetings. The table below sets forth the total compensation received by our directors for fiscal 2020.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Askaran K. Agarwala	150,000
D. Bhattacharya	155,000
Clarence J. Chandran	155,000
Gary Comerford	37,500
Thomas M. Connelly	37,500
Satish Pai	150,000
Vikas Sehgal	37,500
Donald A. Stewart	175,000
Compensation Committee Interlocks and Insider Participation
In fiscal 2020, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala, and Mr. Satish Pai. During fiscal 2020, none of our executive officers served as:
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly-owned subsidiary AV Metals Inc. pursuant to a plan of arrangement entered into on February 10, 2007. Since the acquisition was completed on May 15, 2007, all of our common shares have been indirectly held by Hindalco.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
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
See Note 9 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for more details related to various transactions with our parent company, Hindalco, and its affiliates. These transactions are not material to Novelis individually or in the aggregate. Because of the relationship four of our directors have with Hindalco, we consider these transactions to be related party transactions.

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2020 and 2019:

	March 31,
in millions	2020	2019
Audit fees(1)	$6.8	$6.1
Audit-Related Fees(2)	—	0.1
Tax Fees(3)	0.2	0.5
All Other Fees(4)	0.1	0.1
Total	$7.1	$6.8
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)Represent fees for assurance related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." In the fiscal year ended March 31, 2020, there were no services provided that fall in this category. In the fiscal year ended March 31, 2019, this fee included consultations on accounting and disclosure matters. Note that the nature of such advice did not result in the principal auditor firm acting in a management function or providing services that were considered book-keeping in nature.
(3)In the fiscal year ended March 31, 2020, this includes procedures performed related to transfer pricing studies and tax consulting services. In the fiscal year ended March 31, 2019, this fee included procedures performed related to transfer pricing studies, customs valuations audits, and tax consulting services.
(4)In the fiscal year ended March 31, 2020 and March 31, 2019, this fee included attest services performed over the Company's application for energy credits, as well as for services not included in the Audit, Audit Related, and Tax categories.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
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
4.3
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.4
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-323121))

10.1
Short Term Credit Agreement, dated as of February 21, 2020, among Novelis Holdings Inc., as the Borrower, AV Metals Inc., as Holdings, the other Guarantors party thereto, Standard Chartered Bank, as Administrative Agent for the Lenders and the Lenders party thereto

10.2
Increase Joinder Amendment to Credit Agreement, dated as of February 21, 2020, among Novelis Acquisitions, LLC, as borrower of the Aleris Incremental Term Loans, Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Increase Joinder Amendment to Credit Agreement, dated as of February 21, 2020, among Novelis Acquisitions, LLC, as borrower of the Aleris Incremental Term Loans, Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Party Security Provider, Standard Chartered Bank, as Administrative Agent for the Lenders, and the Lenders Party thereto Security Provider, Standard Chartered Bank, as Administrative Agent for the Lenders, and the Lenders Party thereto

10.3
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 21, 2020, among Novelis Inc., as Canadian Borrower, Novelis Corporation, as a U.S. Borrower, the other U.S. Subsidiaries of Canadian Borrower party thereto as U.S. Borrowers, Novelis UK Ltd, as a U.K. Borrower, Novelis AG, as a Swiss Borrower, Novelis Deutschland GMBH, as a German Borrower, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and U.S. Swingline Lender, Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender and the Issuing Banks party thereto

10.4*	Novelis Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-323121))
10.5*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.6*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.7*	Novelis Inc. Fiscal Year 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to our Annual Report on Form 10-K filed on May 15, 2013 (File No. 001-32312))
10.8*	Novelis Inc. Fiscal Year 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on May 16, 2014 (File No. 001-32312))

10.9*	Novelis Inc. Fiscal Year 2016 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 12, 2015 (File No. 001-32312))
10.10*	Novelis Inc. Fiscal Year 2017 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))
10.11*	Novelis Inc. Fiscal Year 2018 Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on May 10, 2017 (File No. 001-32312))
10.12*	Novelis Inc. Fiscal Year 2019 Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))
10.13*	Novelis Inc. Fiscal Year 2020 Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-323121))
10.14*	Novelis Inc. Fiscal Year 2019 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))
10.15*	Novelis Inc. Fiscal Year 2020 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-323121))
10.16*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))
10.17*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.18*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.19*
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

10.21*	Retention Award Letter to Marco Palmieri dated June 16, 2017 (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))
10.22*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.23*
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

10.25*	Severance and Release Agreement between Novelis Inc. and Leslie J. Parrette, Jr., dated March 20, 2020
21.1	List of Subsidiaries of Novelis Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 7, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date: May 7, 2020
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 7, 2020
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 7, 2020
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 7, 2020
Kumar Mangalam Birla

/s/ Debnarayan Bhattacharya	(Director)	Date: May 7, 2020
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date: May 7, 2020
Clarence J. Chandran

/s/ Gary Comerford	(Director)	Date: May 7, 2020
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 7, 2020
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 7, 2020
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 7, 2020
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 7, 2020
Donald A. Stewart