Form 10-Q
period 2020-06-30
Novelis Inc.
filed 2020-08-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2020, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2020	2019
Net sales	$2,426	$2,925
Cost of goods sold (exclusive of depreciation and amortization)	2,101	2,414
Selling, general and administrative expenses	122	127
Depreciation and amortization	118	88
Interest expense and amortization of debt issuance costs	70	65
Research and development expenses	19	19
Restructuring and impairment, net	1	1
Equity in net income of non-consolidated affiliates	(1)	—
Business acquisition and other integration related costs	11	17
Other expenses, net	75	4
	$2,516	$2,735
(Loss) income from continuing operations before income tax provision	(90)	190
Income tax (benefit) provision	(29)	63
Net (loss) income from continuing operations	$(61)	$127
Loss from discontinued operations, net of tax	(18)	—
Net (loss) income	$(79)	$127
Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to our common shareholder	$(79)	$127
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2020	2019
Net (loss) income	$(79)	$127
Other comprehensive income:
Currency translation adjustment	55	5
Net change in fair value of effective portion of cash flow hedges	(77)	20
Net change in pension and other benefits	8	8
Other comprehensive (loss) income before income tax effect	$(14)	$33
Income tax (benefit) provision related to items of other comprehensive income	(19)	8
Other comprehensive income, net of tax	5	25
Comprehensive (loss) income	$(74)	$152
Comprehensive income attributable to noncontrolling interest, net of tax	1	2
Comprehensive (loss) income attributable to our common shareholder	$(75)	$150
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,729	$2,392
Accounts receivable, net
— third parties (net of allowance for uncollectible accounts of $7 and $8 as of June 30, 2020 and March 31, 2020, respectively)	1,213	1,067
— related parties	146	164
Inventories	1,611	1,409
Prepaid expenses and other current assets	149	145
Fair value of derivative instruments	94	202
Assets held for sale	5	5
Current assets of discontinued operations	473	—
Total current assets	$5,420	$5,384
Property, plant and equipment, net	4,545	3,580
Goodwill	935	607
Intangible assets, net	433	299
Investment in and advances to non–consolidated affiliates	781	760
Deferred income tax assets	199	140
Other long–term assets	235	219
Long–term assets of discontinued operations	960	—
Total assets	$13,508	$10,989

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$50	$19
Short–term borrowings	2,176	176
Accounts payable
— third parties	1,548	1,732
— related parties	191	176
Fair value of derivative instruments	198	214
Accrued expenses and other current liabilities	645	613
Current liabilities of discontinued operations	151	—
Total current liabilities	$4,959	$2,930
Long–term debt, net of current portion	5,671	5,345
Deferred income tax liabilities	93	194
Accrued postretirement benefits	1,105	930
Other long–term liabilities	245	229
Long–term liabilities of discontinued operations	148	—
Total liabilities	$12,221	$9,628
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2020 and March 31, 2020	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	549	628
Accumulated other comprehensive loss	(616)	(620)
Total equity of our common shareholder	$1,337	$1,412
Noncontrolling interests	(50)	(51)
Total equity	$1,287	$1,361
Total liabilities and equity	$13,508	$10,989
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 7 – Consolidation for information on our consolidated variable interest entity (VIE).

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2020	2019
OPERATING ACTIVITIES
Net (loss) income from continuing operations	$(61)	$127
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	118	88
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	15	(14)
Gain on sale of assets	(2)	(1)
Impairment charges	1	—
Deferred income taxes, net	(62)	28
Equity in net income of non-consolidated affiliates	(1)	—
Amortization of debt issuance costs and carrying value adjustments	6	5
Other, net	3	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	130	(81)
Inventories	192	(36)
Accounts payable	(316)	43
Other assets	44	(2)
Other liabilities	(196)	(100)
Net cash (used in) provided by operating activities - continuing operations	(129)	57
Net cash used in operating activities - discontinued operations	(15)	—
Net cash (used in) provided by operating activities	$(144)	$57
INVESTING ACTIVITIES
Capital expenditures	(106)	(162)
Acquisition of business, net of cash and restricted cash acquired	(2,550)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	2
Proceeds from investment in and advances to non-consolidated affiliates, net	7	6
Proceeds from the settlement of derivative instruments, net	9	1
Other	3	4
Net cash used in investing activities - continuing operations	(2,637)	(149)
Net cash provided by investing activities - discontinued operations	10	—
Net cash used in investing activities	$(2,627)	$(149)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	1,899	—
Principal payments of long-term and short-term borrowings	(7)	(6)
Revolving credit facilities and other, net	327	12
Debt issuance costs	(18)	(1)
Net cash provided by financing activities - continuing operations	2,201	5
Net cash used in financing activities - discontinued operations	(1)	—
Net cash provided by financing activities	$2,200	$5
Net decrease in cash, cash equivalents and restricted cash	(571)	(87)
Effect of exchange rate changes on cash	7	(3)
Cash, cash equivalents and restricted cash — beginning of period	2,402	960
Cash, cash equivalents and restricted cash — end of period	$1,838	$870

Cash and cash equivalents	$1,729	$859
Restricted cash (Included in "Other long–term assets")	12	11
Restricted cash (Included in "Prepaid expenses and other current assets")	8	—
Cash and cash equivalents of discontinued operations	89	—
Cash, cash equivalents and restricted cash — end of period	$1,838	$870

Supplemental Disclosures:
Accrued capital expenditures as of June 30	$87	$88
Accrued merger consideration as of June 30	70	—
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$208	$(506)	$(35)	$1,071
Net income attributable to our common shareholder	—	—	—	127	—	—	127
Currency translation adjustment included in AOCI	—	—	—	—	5	—	5
Change in fair value of effective portion of cash flow hedges, net of tax provision of $6 million included in AOCI	—	—	—	—	14	—	14
Change in pension and other benefits, net of tax provision of $2 million included in AOCI	—	—	—	—	4	2	6
Balance as of June 30, 2019	1,000	$—	$1,404	$335	$(483)	$(33)	$1,223

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net loss attributable to our common shareholder	—	—	—	(79)	—	—	(79)
Currency translation adjustment included in AOCI	—	—	—	—	55	—	55
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $21 million included in AOCI	—	—	—	—	(56)	—	(56)
Change in pension and other benefits, net of tax provision of $2 million included in AOCI	—	—	—	—	5	1	6
Balance as of June 30, 2020	1,000	$—	$1,404	$549	$(616)	$(50)	$1,287
____________________
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of June 30, 2020, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
The March 31, 2020 condensed consolidated balance sheet data was derived from the March 31, 2020 audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our Form 10-K for the fiscal year ended March 31, 2020 filed with the United States Securities and Exchange Commission (SEC) on May 7, 2020. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
Consolidation Policy
Our condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries, majority-owned subsidiaries over which we exercise control, and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate intercompany accounts and transactions from our condensed consolidated financial statements.
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated "Net (loss) income attributable to our common shareholder" includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of "Investment in and advances to non–consolidated affiliates" and "Equity in net income of non-consolidated affiliates."
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
For more information regarding our use of estimates in the determination of fair values of assets acquired and liabilities assumed in the acquisition of Aleris Corporation (Aleris), see Note 2 – Business Combination.
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal year ended March 31, 2020 and carrying into the current fiscal year, a novel strain of the coronavirus, or COVID-19, affected production and sales across a range of industries, including the automotive industry. Since then, the spread of COVID-19 has developed into a global pandemic, significantly affecting the economies of most countries around the world.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Our global operations, similar to those of many other large, multi-national corporations, have also been impacted. We have been required to partially shut down or temporarily close certain facilities in the United States and abroad to comply with state orders and governmental decrees and adjust schedules at certain of our facilities based on customer demand. The plant shut downs and adjusted schedules resulting from COVID-19 have resulted in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers.
As the COVID-19 pandemic continues to evolve, we believe the overall extent of the impact on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the US and global economies and the timing, scope, and effectiveness of federal, state, and local governmental responses.
Our application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. The global COVID-19 pandemic has required greater use of estimates and assumptions. More specifically, those estimates and assumptions that are utilized in our forecasted cash flows that form the basis in developing the fair values utilized in impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels (primarily in the automotive industry), workforce availability, and supply chain continuity. We are experiencing short-term disruptions and anticipate such disruptions to continue for the foreseeable future, but anticipate an eventual return to normal demand. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to our estimates and assumptions based on its duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
Business Combinations
Occasionally, we may enter into business combinations. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805), we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. Significant estimates and assumptions include subjective and/or complex judgements regarding items such as discount rates, customer attrition rates, economic lives and other factors, including estimating future cash flows that we expect to generate from the acquired assets.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased, or the acquired asset could be impaired.
Reclassifications and Revisions of Previously Issued Financial Statements
Certain prior period amounts have been reclassified to conform with current period presentations or as a result of recently adopted accounting standards.
During the preparation of the consolidated financial statements for the fiscal year ended March 31, 2020, we identified a misstatement related to the sale of land within previously issued Form 10-Ks for the year ended March 31, 2019. The previously disclosed amounts for "Property, plant and equipment, net" and "Retained earnings" were understated by $5 million as of March 31, 2019.
We assessed the materiality of the misstatement and concluded it was not material to the Company’s previously issued financial statements for the year ended March 31, 2019 and that amendments of previously filed financial statements were therefore not required. However, we elected to revise the previously reported amounts in the condensed consolidated statements of shareholder's equity to correct the misstatement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Standards

Standard	Adoption	Description	Disclosure Impact
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Issued March 2020)	April 1, 2020	The standard provides transitional guidance and optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships which reference LIBOR or another reference rate expected to be discontinued.	The Company has evaluated the impact of this standard, noting that there is no impact to our current contracts or hedging relationships. The Company will monitor the impact on future transactions through December 31, 2022.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Issued December 2019)	April 1, 2020
The standard simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes, improving the consistent application and simplification of U.S. GAAP.

The Company elected to early adopt the standard on a prospective basis. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard removed the limit on the tax benefit recognized on pre-tax losses during an interim period, which allowed the Company to recognize a higher tax benefit this quarter than previously allowable.

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020	This standard eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity must consider such indirect interests on a proportionate basis.	The Company has evaluated the impact of this standard, noting that there is no impact to our current variable interests. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. As such, the adoption of this standard did not have an impact on the condensed consolidated financial statements or disclosures.
ASU 2018-15, Intangibles-Goodwill and Other Internal-Use Software (Topic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that Is a Service Contract (Issued August 2018)
	April 1, 2020	This standard requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected.	The Company has evaluated the impact of this standard, noting that we do not have these types of arrangements. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. As such, the adoption of this standard did not have an impact on the condensed consolidated financial statements or disclosures.
ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans (Issued August 2018)
	April 1, 2020	This standard added requirements for new disclosures such as requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the standard removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year.	The Company has evaluated the impact of this standard. We have updated our pension and postretirement disclosure accordingly, which did not have a material impact on the condensed consolidated financial statements.
ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Issued January 2017)	April 1, 2020	This standard removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. This standard will need to be considered each time Novelis performs an assessment of goodwill for impairment under the quantitative test.	The Company has evaluated the impact of this standard. We have updated our goodwill impairment assessment process accordingly, which did not have a material impact on the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with additional technical improvements and clarifications since issued. (Issued June 2016)
April 1, 2020	The standard provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The "current expected credit loss" (CECL) model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.	We have updated our policies and processes for reserves against our financial instruments to factor in expected credit losses. This adoption did not have a material impact on the condensed consolidated financial statements.
Recently Issued Accounting Standards (Not yet adopted)

Standard	Adoption	Description	Disclosure Impact
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	Various	The standard provides various codification updates and improvements to address comments received.	The Company is currently evaluating the impact of this standard.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. BUSINESS COMBINATION
On April 14, 2020, Novelis completed its acquisition of 100% of the issued and outstanding shares of Aleris Corporation, a global supplier of rolled aluminum products. The closing purchase price of $2.8 billion consists of $775 million less transaction costs for the equity value, as well as approximately $2.0 billion for the extinguishment of Aleris’ current outstanding debt, and a $50 million earn-out payment. The $775 million base equity payment was reduced by $64 million of Aleris transaction costs, resulting in $711 million of estimated cash for equity consideration. As a result, the acquisition increases the Company’s footprint as an aluminum rolled products manufacturer by expanding the portfolio of services provided to its customers. Refer to Note 3 – Discontinued Operations for more details on the Duffel and Lewisport divestitures required as a condition of the acquisition. As a condition to the sale of the Duffel plant, we are required by the European Union (EU) to make a €55 million payment (approximately $60 million) to support capital improvements at the Duffel plant upon sale.
The total preliminary calculation of estimated Merger consideration paid to Aleris is as follows:

in millions
Preliminary calculation of estimated Merger consideration		Amount
Estimated cash for equity consideration	(i)	$711
Estimated repayment of Aleris' debt (including prepayment penalties and accrued interest)	(ii)	1,954
Earn-out consideration	(iii)	50
Liability associated with Duffel capital expenditures	(iv)	60
Preliminary fair value of estimated Merger consideration		$2,775
(i)Under the terms of the Merger Agreement, this represents the estimated cash consideration, which is the base consideration for the settlement of all shares of common stock outstanding, including shares issued in connection with the conversion of the 6% Senior Subordinated Exchangeable Notes due 2020 issued by Aleris International, Inc. (the “Exchangeable Notes”) into Aleris common shares, and the settlement of stock options and restricted stock units, less transaction costs of $64 million. The transaction costs are removed from the base consideration as these costs were incurred by Aleris prior to the closing date and were not reimbursed by Novelis. Additionally, under the terms of the Merger Agreement, there is a $9 million German tax indemnification included in the estimated cash for equity consideration that will be payable to the selling shareholders upon the condition that the existing Aleris German tax receivable is received from the German tax authorities.
(ii)On the closing date, all of the outstanding historical debt of Aleris, except for certain non-recourse multi-currency secured term loan facilities (collectively, the “Zhenjiang Term Loans”), was repaid in connection with the Merger. In addition, prepayment penalties and accrued interest of approximately $12 million and $16 million, respectively, associated with the Aleris debt were paid in connection with such repayment.
(iii)Under the terms of the Merger Agreement, represents the fair value of the earn-out consideration of $50 million which is based upon Aleris meeting specified commercial margin targets. On the closing date, Aleris had met all of the specified targets in the Merger Agreement and selling shareholders received the $50 million cash payment.
(iv)In connection with obtaining the regulatory antitrust approvals, the European Commission required Novelis to pay the buyer of Duffel an additional €55 million (approximately $60 million) to fund capital expenditures that would be required so that Duffel can operate as a standalone business. This amount has been accrued as a short-term liability and will be paid to Duffel’s buyer upon close of the sale.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as cost savings from duplicative overhead, streamlined operations, and enhanced operational efficiency. The allocation of goodwill to reporting units has not been completed as of the date of this filing.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The condensed consolidated balance sheet as of June 30, 2020 includes the assets and liabilities of Aleris, which have been measured at fair value as of the acquisition date. The discontinued operations financial statement line items in the table below relate to Duffel and Lewisport. The preliminary allocation of purchase price recorded for Aleris was as follows:

in millions	Assets Acquired(1)
Cash and cash equivalents	$105
Accounts receivable	251
Inventories	379
Prepaid expenses and other current assets(2)	24
Fair value of derivative instruments	46
Current assets of discontinued operations(3)	463
Property, plant and equipment	949
Goodwill	328
Intangible assets, net	149
Deferred income tax assets	114
Other long-term assets	39
Long–term assets of discontinued operations	944
Total assets	$3,791

Liabilities Assumed(1)
Current portion of long–term debt	$24
Accounts Payable	141
Fair value of derivative instruments	25
Accrued expenses and other current liabilities	143
Current liabilities of discontinued operations	166
Long–term debt, net of current portion	125
Deferred income tax liabilities	37
Accrued postretirement benefits	164
Other long–term liabilities	41
Long–term liabilities of discontinued operations	150
Total liabilities	$1,016

Net assets acquired	$2,775

Total purchase price	$2,775
(1)In connection with the acquisition of Aleris, the Company acquired two businesses which are required to be sold. Therefore, such businesses were classified as held for sale and were included within the "Current assets of discontinued operations," "Long–term assets of discontinued operations," "Current liabilities of discontinued operations," and "Long–term liabilities of discontinued operations" line items in the above preliminary allocation of purchase price (see Note 3 – Discontinued Operations).
(2)Included in "Prepaid expenses and other current assets" is $9 million of restricted cash acquired related to cash deposits restricted for the payment of the Zhenjiang Term Loans.
(3)Included in "Current assets of discontinued operations" is $41 million of cash and cash equivalents acquired related to our discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The above fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The preliminary fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows, and other future events that are judgmental and subject to change. The fair value measurements are primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy as defined in ASC 820, Fair Value Measurements (ASC 820). Intangible assets consisting of customer relationships, technology, and trade names are valued using the multi-period excess earnings method (MPEEM), or the relief from royalty (RFR) method, both of which are forms of the income approach. A cost and market approach has been applied, as appropriate, for property and equipment, including land, and inventory.
•Customer relationship intangible assets are valued using the MPEEM method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue and profit attributable to the asset, retention rate, applicable tax rate, and contributory asset charges, among other factors), the discount rate, reflecting the risks inherent in the future cash flow stream, an assessment of the asset’s life cycle, and the tax amortization benefit, among other factors.
•Technology and trade name intangible assets are valued using the RFR method. The significant assumptions used include the estimated annual net cash flows (including appropriate revenue attributable to the asset, applicable tax rate, royalty rate, and other factors such as technology related obsolescence rates), the discount rate, reflecting the risks inherent in the future cash flow stream, and the tax amortization benefit, among other factors.
•Inventory has been valued using the replacement cost or market approach, as appropriate. The replacement cost approach, which estimates value by determining the current cost of replacing an asset with another of equivalent economic utility, has been used to determine the estimated replacement cost of raw materials. The market approach has been used to determine the estimated selling price less costs to sale for work in progress and finished goods.
•Property and equipment, including land, are valued using the cost or market approach, as appropriate. For assets valued using the cost approach, the cost to replace a given asset reflects the estimated reproduction or replacement cost for the property, less an allowance for loss in value due to depreciation. The market approach, which estimates value by leveraging comparable land sale data/listings and qualitatively comparing them to the in-scope properties, has been used to value the land.
•The assumed long term debt in China has been valued using an income approach. The significant assumptions used include the estimated annual cash flows and interest and credit spreads, among other factors.
•The assumed pension and postretirement liabilities have been valued using an income approach. The significant assumptions used include the estimated annual cash flows, the discount rate, the estimated return on asset rate, among other factors.
The fair value of the assets acquired includes current accounts receivables of $251 million related to continuing operations and $78 million related to discontinued operations. The gross amount due is $329 million, of which less than $1 million is expected to be uncollectible.
The fair value of the assets acquired includes $22 million and $7 million of operating lease right-of-use assets and finance lease assets, respectively. The fair value of liabilities assumed includes $9 million and $7 million of operating lease liabilities and finance lease liabilities, respectively, of which, $4 million and $3 million of operating lease liabilities and finance lease liabilities, respectively, are current liabilities.
The Company believes that the information provides a reasonable basis for estimating the fair values of the acquired assets and assumed liabilities, but the potential for measurement period adjustments exists based on the Company’s continued review of matters related to the acquisition. We are in the process of analyzing the estimated values of all assets acquired and liabilities assumed including, among other things, finalizing third-party valuations and the determination of certain tax balances; therefore, the allocation of the purchase price is preliminary and subject to measurement period adjustments. The Company expects to complete the purchase price allocation no later than one year from the acquisition date.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

in millions	Gross Carrying Amount(1)	Weighted-Average Useful Life
Trade name	$14	2.5 years
Technology	45	14 years
Customer relationships	88	25 years
Other intangibles	2	N/A
Total	$149	19 years
(1)In connection with the acquisition of Aleris, Novelis acquired two businesses which we are obligated to sell. As such, gross carrying amounts exclude amounts held for sale (see Note 3 – Discontinued Operations).
Since the acquisition date, the results of continuing operations for Aleris of $275 million of net sales and $40 million of net loss have been included within the accompanying condensed consolidated statements of operations for the three months ended June 30, 2020.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations as of June 30, 2020 and 2019 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Three Months Ended June 30,
in millions	2020	2019
Net sales	$2,480	$3,460
Net (loss) income	(94)	87
The unaudited pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on April 1, 2019 to give effect to certain events the Company believes to be directly attributable to the acquisition. These pro forma adjustments primarily include:
•the elimination of Aleris historical depreciation and amortization expense and the recognition of new depreciation and amortization expense;
•an adjustment to interest expense to reflect (i) the additional borrowings of the Company in conjunction with the acquisition (ii) the repayment of Aleris’ historical debt in conjunction with the acquisition;
•a reversal of expenses for the periods presented for acquisition-related transaction costs and other one-time costs directly attributable to the acquisition; and
•the related income tax effects of the adjustments noted above.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. DISCONTINUED OPERATIONS
On April 14, 2020, we closed the acquisition of Aleris for $2.8 billion. See Note 2 – Business Combination for more details on the acquisition and related accounting treatment.
As a result of the EU and United States (US) antitrust review processes required for approval of the acquisition, the Company is obligated to divest Aleris' European and North American automotive assets, including its plants in Duffel, Belgium (Duffel) and Lewisport, Kentucky (Lewisport). Our previously disclosed sale of Duffel to Liberty House Group (Liberty) is pending and remains subject to approval by the State Administration for Market Regulation in China and other closing conditions set forth in our definitive agreement with Liberty. Once a buyer for Lewisport has been identified, completion of the divestiture will be conditioned on the receipt of required regulatory approvals and will be subject to other customary closing conditions. Accordingly, the balance sheet position, results of operations, and cash flows of the two plants have been presented as discontinued operations in the accompanying condensed consolidated balance sheet, statements of operations, and statements of cash flows for the period ended June 30, 2020.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
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
We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract.
The following table details the deferred revenue for which our performance obligations have not been satisfied:

Total Deferred Revenue
Deferred revenue at March 31, 2020(1)	$1
Additions	19
Revenue recognized	(14)
Amounts assumed through acquisition of Aleris	1
Effect of exchange rate and other	1
Deferred revenue at June 30, 2020(1)	$8
____________________
(1)Deferred revenue is included in "Accrued expenses and other current liabilities" and "Other long–term liabilities" in our condensed consolidated balance sheet.
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
We disaggregate revenue from contracts with customers on a geographic basis based on our segment view. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia, and Europe. See Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. RESTRUCTURING AND IMPAIRMENT
"Restructuring and impairment, net" includes restructuring costs, impairments, and other related expenses. "Restructuring and impairment, net" for the three months ended June 30, 2020 and June 30, 2019 totaled $1 million.
As of June 30, 2020, the restructuring liability totaled $24 million with $16 million included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" on our accompanying condensed consolidated balance sheet. As of June 30, 2020, the restructuring liability totaled $12 million for the Europe segment, $11 million for South America segment, and $1 million for the North America segment.
The following table summarizes our restructuring liability activity and other impairment charges.

in millions	Total restructuring liabilities	Other restructuring charges(1)	Total restructuring charges	Other impairments(2)	Total restructuring and impairments, net
Balance as of March 31, 2020	$34
Expenses	—	1	$1	—	$1
Cash payments	(9)
Foreign currency	(1)
Balance as of June 30, 2020	$24
____________________
(1)Other restructuring charges include restructuring related impairments and period expenses that were not recorded through the restructuring liability.
(2)Other impairment charges not related to restructuring activities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. INVENTORIES
"Inventories" consists of the following.

in millions	June 30, 2020	March 31, 2020
Finished goods	$384	$398
Work in process	708	643
Raw materials	330	192
Supplies	189	176
Inventories	$1,611	$1,409

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets.

in millions	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6	$8
Accounts receivable, net	47	24
Inventories	90	92
Prepaid expenses and other current assets	3	3
Total current assets	$146	$127
Property, plant and equipment, net	16	19
Goodwill	12	12
Deferred income tax assets	75	76
Other long–term assets	10	35
Total assets	$259	$269
LIABILITIES
Current liabilities:
Accounts payable	$34	$38
Accrued expenses and other current liabilities	19	30
Total current liabilities	$53	$68
Accrued postretirement benefits	288	287
Other long–term liabilities	4	3
Total liabilities	$345	$358

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates. See Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information for the respective carrying values by segment as reported in our condensed consolidated balance sheets.
Alunorf
Aluminium Norf GmbH (Alunorf) is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH (Hydro). Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expense.
UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2020, Novelis and Kobe both hold 50% interests in UAL. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment and Novelis is not considered the primary beneficiary.
AluInfra
AluInfra Services (AluInfra) is a joint venture investment between Novelis Switzerland SA (Novelis Switzerland), a subsidiary of Novelis, and Constellium N.V. (Constellium). Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the results of operations of our equity method affiliates in the aggregate and the nature and amounts of significant transactions we have with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
in millions	2020	2019
Net sales	$280	$300
Costs and expenses related to net sales	274	292
Income tax provision	2	2
Net income	$4	$6

Purchases of tolling services from Alunorf	$61	$64
The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2020	March 31, 2020
Accounts receivable — related parties	$146	$164
Accounts payable — related parties	191	176
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2020 and 2019, we recorded "Net sales" of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2020 and March 31, 2020, there was $1 million of outstanding "Accounts receivable, net — related parties" net of "Accounts payable — related parties" related to transactions with Hindalco. During the three months ended June 30, 2020, Novelis made no purchases of raw materials from Hindalco, and purchases for the three months ended June 30, 2019 were less than $1 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. DEBT
Debt consisted of the following.

	June 30, 2020				March 31, 2020
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	1.55%	$2,176	$—	$2,176	$176	$—	$176
ABL Revolver(3)	—%	—	—	—	555	—	555
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	2.16%	1,737	(22)	1,715	1,742	(22)	1,720
Aleris Corporation
Floating rate Incremental Term Loan Facility, due January 2025	2.06%	773	(17)	756	—	—	—
Aleris Aluminum (Zhenjiang) Co., Ltd.
Zhenjiang Term Loans	5.69%	139	2	141	—	—	—
Novelis Corporation
4.75% Senior Notes, due January 2030	4.75%	1,600	(31)	1,569	1,600	(32)	1,568
5.875% Senior Notes, due September 2026	5.875%	1,500	(15)	1,485	1,500	(16)	1,484
Novelis China
Bank loans, due through June 2027 (CNY 325 million)	4.90%	46	—	46	36	—	36
Other
Finance lease obligations and other debt, due through December 2026	2.54%	9	—	9	1	—	1
Total debt		$7,980	$(83)	$7,897	$5,610	$(70)	$5,540
Less: Short-term borrowings		(2,176)	—	(2,176)	(176)	—	(176)
Less: Current portion of long-term debt		(50)	—	(50)	(19)	—	(19)
Long-term debt, net of current portion		$5,754	$(83)	$5,671	$5,415	$(70)	$5,345
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2020, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)As of June 30, 2020, there were $820 million in outstanding borrowings on our ABL revolver classified as "Short-term borrowings."
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2020 (for our debt denominated in foreign currencies) are as follows (in millions).

As of June 30, 2020	Amount
Short-term borrowings and current portion of long-term debt due within one year	$2,226
2 years	1,761
3 years	48
4 years	67
5 years	750
Thereafter	3,128
Total	$7,980
Short-Term Borrowings
As of June 30, 2020, our short-term borrowings totaled $2.2 billion, consisting of $1.1 billion in borrowings on our Short Term Credit Facility, $820 million in borrowings on our ABL revolver, $126 million in Korea loans (KRW 152 billion), $73 million in Brazil loans (BRL 400 million), $52 million in China loans (CNY 368 million), and $5 million in other loans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short Term Credit Agreement
In April 2020, Novelis Holdings Inc. borrowed a $1.1 billion short term loan under our existing credit agreement (the "Short Term Credit Agreement") for purposes of funding a portion of the consideration payable in connection with the acquisition of Aleris. The short term loans are unsecured, mature on April 13, 2021, are not subject to any amortization payments, and accrue interest at LIBOR (as defined in the Short Term Credit Agreement) plus 0.95%. The short term loans are guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver. The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants and events of default substantially similar to those under the Term Loan Facility, other than changes to reflect the unsecured nature of the short term loans. We will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis, subject to certain reinvestment rights. We will be required to apply the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain reinvestment rights and exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility and the agreement governing our ABL Revolver.
As of June 30, 2020, we were in compliance with the covenants of our Short Term Credit Agreement.
Term Loan Facility
In April 2020, Novelis Acquisitions LLC borrowed $775 million under the Company's existing secured term loan credit agreement ("Term Loan Facility") prior to its merger into Aleris Corporation. The proceeds of the incremental term loans were used to pay a portion of the consideration payable in the acquisition of Aleris (including the repayment of Aleris' outstanding indebtedness) as well as fees and expenses related to the acquisition, and the incremental term loans. The incremental term loans will mature on January 21, 2025, subject to 0.25% quarterly amortization payments. The incremental term loans accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%. The incremental term loans are subject to the same voluntary and mandatory prepayment provisions, affirmative and negative covenants and events of default as those applicable to the existing term loans outstanding under our Term Loan Facility. The incremental term loans are guaranteed by the same entities that have provided guarantees under our Term Loan Facility and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the guarantors, subject to our existing intercreditor agreement.
As of June 30, 2020, we were in compliance with the covenants of our Term Loan Facility.
Zhenjiang Loans
Through the acquisition of Aleris on April 14, 2020, the Company assumed $141 million in debt borrowed by Aleris Aluminum (Zhenjiang) Co., Ltd. ("Aleris Zhenjiang") under a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively the "Zhenjiang Loans"). The Zhenjiang Loans consist of a $29 million U.S. dollar term loan facility, a $112 million (RMB 791 million) term loan facility (collectively, the “Zhenjiang Term Loans”) and a revolving facility (the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. All borrowings under the Zhenjiang Revolver mature May 18, 2021. As of June 30, 2020, we had no amounts outstanding under the Zhenjiang Revolver. The Zhenjiang Loans contain certain customary covenants and events of default. The Zhenjiang Loans require Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to (1) repay loans extended by the shareholder of Aleris Zhenjiang prior to repaying loans under the Zhenjiang Loans or make the Zhenjiang Loans junior to any other debts incurred of the same class for the project, (2) distribute any dividend or bonus to the shareholder of Aleris Zhenjiang before fully repaying the loans under the Zhenjiang Loans, (3) dispose of any assets in a manner that will materially impair its ability to repay debts, (4) provide guarantees to third parties above a certain threshold that use assets that are financed by the Zhenjiang Loans, (5) permit any individual investor or key management personnel changes that result in a material adverse effect, (6) use any proceeds from the Zhenjiang Loans for any purpose other than as set forth therein; and (7) enter into additional financing to expand or increase the production capacity of the project to manufacture large scale and high strength aluminum alloy plates. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of June 30, 2020, $141 million was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually.
As of June 30, 2020, we were in compliance with the covenants of our Zhenjiang Loans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Senior Notes
As of June 30, 2020, we were in compliance with the covenants of our Senior Notes.
ABL Revolver
As of June 30, 2020, the revolver had an $820 million balance, and $45 million was utilized for letters of credit. There was $308 million in remaining availability, including $130 million of remaining availability that can be utilized for letters of credit, and we were in compliance with the covenants of our ABL Revolver Facility.
Refer to our Form 10-K for the fiscal year ended March 31, 2020 for details on the issuances and respective covenants of our senior notes, short term credit facility, and senior secured credit facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. SHARE-BASED COMPENSATION
During the three months ended June 30, 2020, we granted 4,833,497 Hindalco phantom restricted stock units (RSUs) and 6,688,881 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense was $7 million for the three months ended June 30, 2020. Total compensation expense was $4 million for the three months ended June 30, 2019. As of June 30, 2020, the outstanding liability related to share-based compensation was $10 million.
The cash payments made to settle all SAR liabilities were $1 million and $2 million in the three months ended June 30, 2020 and 2019, respectively. Total cash payments made to settle RSUs were $4 million and $9 million in the three months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $6 million, which is expected to be recognized over a weighted average period of 1.7 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.8 years.
For a further description of authorized long term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the fiscal year ended March 31, 2020.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. POSTRETIREMENT BENEFIT PLANS
In connection with the acquisition of Aleris Corporation, the Company acquired postretirement benefit plans covering certain employees in Europe and the United States. Upon acquisition, the Company recognized the funded status of the defined benefit plans as an asset or a liability within other long-term assets or other long-term liabilities in the consolidated balance sheet. The plan assets are recognized at fair value. The Company recognizes actuarial gains and losses and prior service costs in the consolidated balance sheet and recognizes changes in these amounts during the year in which changes occur through other comprehensive income. The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets).

Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2020	2019	2020	2019
Service cost	$12	$10	$3	$3
Interest cost	15	15	2	2
Expected return on assets	(19)	(18)	—	—
Amortization — losses, net	12	8	—	—
Net periodic benefit cost(1)	$20	$15	$5	$5
____________________
(1)Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" while all other cost components are recorded within "Other expenses, net."
Service costs of $1 million, interest cost of $1 million, and expected return on assets of $2 million included in the table above relate to discontinued operations. The average expected long-term rate of return on all plan assets is 5.3% in fiscal 2021.
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

	Three Months Ended June 30,
in millions	2020	2019
Funded pension plans	$10	$5
Unfunded pension plans	3	2
Savings and defined contribution pension plans	11	10
Total contributions	$24	$17
Contributions to funded pension plans of $2 million are attributable to discontinued operations. During the remainder of fiscal 2021, we expect to contribute an additional $70 million to our funded pension plans, of which $7 million relate to discontinued operations, $12 million to our unfunded pension plans, and $24 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. CURRENCY LOSSES (GAINS)
The following currency (gains) losses are included in "Other expenses, net" in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2020	2019
Gain on remeasurement of monetary assets and liabilities, net	$(4)	$(5)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	2	6
Currency (gains) losses, net	$(2)	$1
The following currency gains (losses) are included in "Accumulated other comprehensive loss," net of tax and "Noncontrolling interests" in the accompanying condensed consolidated balance sheets.

	Three Months Ended June 30, 2020	Fiscal Year Ended March 31, 2020
in millions
Cumulative currency translation adjustment — beginning of period	$(309)	$(236)
Effect of changes in exchange rates	55	(73)
Cumulative currency translation adjustment — end of period	$(254)	$(309)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2020
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$22	$—	$(24)	$(1)	$(3)
Currency exchange contracts	2	1	(58)	(4)	(59)
Energy contracts	—	—	(7)	(3)	(10)
Total derivatives designated as hedging instruments	$24	$1	$(89)	$(8)	$(72)
Derivatives not designated as hedging instruments:
Metal contracts	61	1	(84)	(2)	(24)
Currency exchange contracts	9	—	(23)	—	(14)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$70	$1	$(109)	$(2)	$(40)
Total derivative fair value	$94	$2	$(198)	$(10)	$(112)

	March 31, 2020
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$84	$—	$(11)	$(3)	$70
Currency exchange contracts	2	—	(68)	(7)	(73)
Energy contracts	—	—	(11)	(4)	(15)
Total derivatives designated as hedging instruments	$86	$—	$(90)	$(14)	$(18)
Derivatives not designated as hedging instruments:
Metal contracts	103	—	(92)	(1)	10
Currency exchange contracts	13	—	(31)	—	(18)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$116	$—	$(124)	$(1)	$(9)
Total derivative fair value	$202	$—	$(214)	$(15)	$(27)
____________________
(1)The noncurrent portions of derivative assets and liabilities are included in "Other long–term assets" and in "Other long–term liabilities," respectively, in the accompanying condensed consolidated balance sheets.

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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of June 30, 2020 and March 31, 2020.
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
In addition to aluminum, we entered into LME copper and zinc, as well as LMP forward contracts. As of June 30, 2020 and March 31, 2020, the fair value of these contracts represented an asset of less than $1 million and a liability of less than $1 million, respectively. These contracts are undesignated with an average duration of less than three years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

in kt	June 30, 2020	March 31, 2020
Hedge type
Purchase (sale)
Cash flow purchases	52	63
Cash flow sales	(396)	(395)
Not designated	(187)	(19)
Total, net	(531)	(351)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $589 million and $680 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2020 and March 31, 2020, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of June 30, 2020 and March 31, 2020.
As of June 30, 2020 and March 31, 2020, we had outstanding foreign currency exchange contracts with a total notional amount of $674 million and $620 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal year 2021 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of June 30, 2020 and March 31, 2020, less than 1 million and 1 million of notional megawatt hours was outstanding, respectively. The fair value of this swap was a liability of $4 million and $6 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 13 million MMBTUs designated as cash flow hedges as of June 30, 2020, and the fair value was a liability of $3 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2020 and the fair value was a liability of $5 million. As of June 30, 2020 and March 31, 2020, we had notionals of 7 million and less than 1 million MMBTU forward contracts that were not designated as hedges, respectively. The fair value of forward contracts not designated as hedges as of June 30, 2020 and March 31, 2020 was a liability of $2 million and less than $1 million. The average duration of undesignated contracts is less than three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 5 million gallons designated as cash flow hedges as of June 30, 2020, and the fair value was a liability of $3 million. There was a notional of 7 million gallons designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $4 million. As of June 30, 2020, we had notionals of 1 million gallons forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of June 30, 2020 was liability of less than $1 million, and the average duration of those undesignated contracts is less than two years in length.
Interest Rate
As of June 30, 2020 and March 31, 2020, we had no outstanding interest rate swaps.
Gain (Loss) Recognition
In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge metal, foreign currency and energy price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the condensed consolidated statement of operations.
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in "Other expenses, net." Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30
in millions	2020	2019
Derivative instruments not designated as hedges
Metal contracts	$(25)	$(2)
Currency exchange contracts	(3)	(6)
Energy contracts(1)	2	1
Total loss recognized in "Other expenses, net"	$(26)	$(7)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	$(2)	$(6)
Realized gains (losses), net	9	(7)
Unrealized (losses) gains on other derivative instruments, net	(33)	6
Total loss recognized in "Other expenses, net"	$(26)	$(7)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges, and electricity swap settlements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $65 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,
in millions	2020	2019
Cash flow hedging derivatives
Metal contracts	$(22)	$48
Currency exchange contracts	(8)	1
Energy contracts	2	(4)
Total	$(28)	$45
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
in millions	2020	2019
Cash flow hedging derivatives
Energy contracts(1)	$(3)	$(1)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(4)	—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	70	30	Net sales
Currency exchange contracts	(11)	(1)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(1)	—	Selling, general and administrative expenses
Currency exchange contracts	(2)	(3)	Net sales
Total	$49	$25	(Loss) income from continuing operations before income tax provision
	(13)	(6)	Income tax (benefit) provision
	$36	$19	Net gain
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive income (loss)" into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended June 30, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$70	$(4)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(3)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(2)	$(11)	$(1)	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30, 2019
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$30	$—	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(1)	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of Accumulated other comprehensive income (loss), net of tax and excluding "Noncontrolling interest," for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	55	(20)	(4)	31
Amounts reclassified from AOCI, net	—	(36)	9	(27)
Net current-period other comprehensive income (loss)	55	(56)	5	4
Balance as of June 30, 2020	$(254)	$(82)	$(280)	$(616)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive income (loss) before reclassifications	5	33	(2)	36
Amounts reclassified from AOCI, net	—	(19)	6	(13)
Net current-period other comprehensive income	5	14	4	23
Balance as of June 30, 2019	$(231)	$(8)	$(244)	$(483)
_________________________
(1)For additional information on our cash flow hedges, see Note 13 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 11 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. FAIR VALUE MEASUREMENTS
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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, zinc, copper, foreign exchange, natural gas and diesel fuel forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum, copper and zinc forward contracts, natural gas and diesel fuel forward contracts.
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
For the electricity swap, the average forward price at June 30, 2020, estimated using the method described above, was $38 per megawatt hour, which represented an approximately $2 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $31 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2020 and March 31, 2020, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2020 and March 31, 2020. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2020		March 31, 2020
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$84	$(111)	$187	$(107)
Currency exchange contracts	12	(85)	15	(106)
Energy contracts	—	(8)	—	(10)
Total level 2 instruments	$96	$(204)	$202	$(223)
Level 3 instruments:
Energy contracts	—	(4)	—	(6)
Total level 3 instruments	$—	$(4)	$—	$(6)
Total gross	$96	$(208)	$202	$(229)
Netting adjustment(1)	$(59)	$59	$(72)	$72
Total net	$37	$(149)	$130	$(157)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other expenses, net" for the three months ended June 30, 2020 related to Level 3 financial instruments.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2020	$(6)
Unrealized/realized gain (loss) included in earnings(2)	2
Unrealized/realized gain (loss) included in AOCI(3)	1
Settlements(2)	(1)
Balance as of June 30, 2020	$(4)
_________________________
(1)Represents net derivative liabilities.
(2)Included in "Other expenses, net."
(3)Included in "Net change in fair value of effective portion of cash flow hedges."
Financial Instruments Not Recorded at Fair Value
The table below presents the estimated fair value of certain financial instruments not recorded at fair value on a recurring basis. The table excludes finance leases and short-term financial assets and liabilities for which we believe carrying value approximates fair value. We value long-term debt using Level 2 inputs. Valuations are based on either market and/or broker ask prices when available or on a standard credit adjusted discounted cash flow model using market observable inputs.

	June 30, 2020		March 31, 2020
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Total debt — third parties (excluding finance leases and short-term borrowings)	$5,713	$5,738	$5,364	$5,267

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. OTHER EXPENSES, NET
"Other expenses, net" is comprised of the following.

	Three Months Ended June 30,
in millions	2020	2019
Currency (gains) losses, net(1)	$(2)	$1
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	33	(6)
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(9)	7
Gain on sale of assets, net	(2)	(1)
Interest income	(3)	(3)
Non-operating net periodic benefit cost(3)	10	7
Charitable contribution(4)	50	—
Other, net	(2)	(1)
Other expenses, net	$75	$4
_________________________
(1)Includes "Loss recognized on balance sheet remeasurement currency exchange contracts, net."
(2)See Note 13 – Financial Instruments and Commodity Contracts for further details.
(3)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans.
(4)Represents a charitable contribution for COVID-19 relief.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. INCOME TAXES
For the three months ended June 30, 2020, we had an effective tax rate of 32%. For the three months ended June 30, 2019, we had an effective tax rate of 33%. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, also driven by changes in valuation allowances, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits.
As of June 30, 2020, we had a net deferred tax asset of $106 million. This amount included gross deferred tax assets of approximately $1,633 million and a valuation allowance of $807 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal year 2005 and fiscal years 2011 through 2019. As a result of audit settlements, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may decrease in the next twelve months by an amount estimated to be up to approximately $1 million. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law in the United States. Certain provisions of the CARES Act impacted the 2020 income tax provision computations by the Company and were reflected in the fourth quarter of fiscal 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 (fiscal 2020) and 2020 (fiscal 2021). The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increased the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the fiscal year ended March 31, 2020 and reduced the interest expense addition to taxable losses for the quarter ended June 30, 2020.
Prior to being acquired by Novelis, Aleris entities had significant attributes in the U.S., Germany, and China which required evaluation after the acquisition. For U.S. purposes, a corporation’s ability to deduct its U.S. NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of IRC Section 382 if it undergoes an ownership change defined as a cumulative stock ownership change among material stockholders exceeding 50% during a rolling three-year period. As a result of the acquisition, a preliminary Section 382 analysis was completed. Management believes it is more likely than not that any limitation under Section 382 will not impair the realizability of the net deferred income tax assets for Federal tax purposes, and as a result, no valuation has been recorded on the federal attributes. For state tax purposes, management believes it is more likely than not that a limitation under Section 382 will impair the realizability of the net deferred tax assets and a $15 million valuation allowance has been recorded on the state attributes.
Additionally, Aleris Germany had interest carryforwards that were not subject to expiration. However, the business combination will result in an ownership change for German income tax purposes. Therefore, the interest carryforwards are limited and consequently were written off as part of the acquisition in the amount of $4 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
18. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $65 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2020 and March 31, 2020 were approximately $23 million and $8 million, respectively. Of the total $23 million at June 30, 2020, $7 million was associated with restructuring actions and the remaining $16 million is associated with undiscounted environmental clean-up costs. As of June 30, 2020, $8 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of June 30, 2020 and March 31, 2020 were $25 million and $27 million, respectively. As of June 30, 2020, $6 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $17 million as of June 30, 2020 and $18 million as of March 31, 2020. As of June 30, 2020, $1 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in "Other expenses, net" on the condensed consolidated statement of operations.
For additional information, please refer to our Form 10-K for the fiscal year ended March 31, 2020.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The following is a description of our operating segments:
North America. Headquartered in Atlanta, Georgia, this segment operates 16 plants, including seven with recycling operations, in two countries.
Europe. Headquartered in Küsnacht, Switzerland, this segment operates 11 plants, including seven with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates four plants, including three with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment comprises power generation operations and operates two plants in Brazil, including one with recycling operations.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies shown in our Form 10-K for the fiscal year ended March 31, 2020.
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) "depreciation and amortization"; (b) "interest expense and amortization of debt issuance costs"; (c) "interest income"; (d) "unrealized gains (losses) on change in fair value of derivative instruments, net," except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) "(gain) loss on extinguishment of debt"; (g) noncontrolling interest's share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) "restructuring and impairment, net"; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) "income tax provision (benefit)"; (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) "business acquisition and other integration related costs"; (r) purchase price accounting adjustments; and (s) "income (loss) from discontinued operations, net of tax."
The tables below show selected segment financial information (in millions). The "Eliminations and Other" column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments, as well as the adjustments for proportional consolidation and eliminations of intersegment "Net sales." The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in "Net sales - third party" includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 7 – Consolidation and Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

June 30, 2020	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$478	$303	$—	$—	$781
Total assets	4,937	3,768	2,242	1,592	969	13,508

March 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$465	$295	$—	$—	$760
Total assets	4,274	3,075	1,737	1,626	277	10,989

Selected Operating Results Three Months Ended June 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$828	$669	$499	$345	$85	$2,426
Net sales - intersegment	—	18	6	7	(31)	—
Net sales	$828	$687	$505	$352	$54	$2,426

Depreciation and amortization	$49	$38	$20	$18	$(7)	$118
Income tax (benefit) provision	(33)	(10)	10	25	(21)	(29)
Capital expenditures	45	15	23	24	(1)	106

Selected Operating Results Three Months Ended June 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,116	$752	$512	$467	$78	$2,925
Net sales - intersegment	—	46	2	12	(60)	—
Net sales	$1,116	$798	$514	$479	$18	$2,925

Depreciation and amortization	$38	$29	$16	$16	$(11)	$88
Income tax provision	17	3	8	27	8	63
Capital expenditures	92	10	38	19	3	162
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from "Net (loss) income attributable to our common shareholder" to segment income from reportable segments.

	Three Months Ended June 30,
in millions	2020	2019
Net (loss) income attributable to our common shareholder	$(79)	$127
Income tax (benefit) provision	(29)	63
Depreciation and amortization	118	88
Interest expense and amortization of debt issuance costs	70	65
Adjustment to reconcile proportional consolidation	14	15
Unrealized losses (gains) on change in fair value of derivative instruments, net	33	(6)
Realized losses on derivative instruments not included in segment income	3	2
Restructuring and impairment, net	1	1
Gain on sale of fixed assets	(2)	(1)
Purchase price accounting adjustments	28	—
Loss from discontinued operations, net of tax	18	—
Metal price lag	20	2
Business acquisition and other integration related costs	11	17
Other, net	47	(1)
Segment income from reportable segments	$253	$372
"Business acquisition and other integration related costs" are primarily legal and professional fees associated with our acquisition of Aleris.
"Adjustment to reconcile proportional consolidation" relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated "Income tax (benefit) provision."
"Realized losses on derivative instruments not included in segment income" represents foreign currency derivatives not related to operations.
"Purchase price accounting adjustments" represents the relief of the inventory step-up related to the acquired Aleris business.
"Other, net" is related primarily to a charitable contribution as well as interest income.
The table below displays segment income from reportable segments by region.

	Three Months Ended June 30,
in millions	2020	2019
North America	$78	$170
Europe	20	53
Asia	75	53
South America	76	96
Eliminations and other	4	—
Segment income from reportable segments	$253	$372

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our "Net sales" by value stream.

	Three Months Ended June 30,
in millions	2020	2019
Can	$1,380	$1,587
Automotive	313	709
Aerospace and commercial plate	102	—
Specialty	631	629
Net sales	$2,426	$2,925

Major Customers
The following table displays net sales to customers representing 10% or more of our total "Net sales" for any of the periods presented.

	Three Months Ended June 30,
	2020	2019
Ball	17%	22%
Ford	4	11
Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2020	2019
Purchases from RT as a percentage of total combined metal purchases	7%	11%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA."
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive, aerospace, and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2020, we had manufacturing operations in nine countries on four continents, through 33 operating plants, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms "we," "our," "us," "Company," and "Novelis" refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act (CBCA) and its subsidiaries. References herein to "Hindalco" refer to Hindalco Industries Limited, our indirect parent company, which acquired Novelis in May 2007, through its indirect wholly-owned subsidiary, AV Metals Inc., our direct parent company.
As used in this Quarterly Report, consolidated "aluminum rolled product shipments" or "flat-rolled product shipments" refers to aluminum rolled products shipments to third parties. Regional "aluminum rolled product shipments" or "flat-rolled product shipments" refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBC), ingot, billets and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP" commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne (mt) is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Form 10-K for the fiscal year ended March 31, 2020, filed with the United States Securities and Exchange Commission (SEC) on May 7, 2020.
BUSINESS AND INDUSTRY CLIMATE
Near-term demand for aluminum rolled products has been negatively impacted by the spread of the COVID-19 pandemic, with some industries such as automotive, aerospace, and some specialty markets, including heat exchangers and transportation, experiencing a sharper demand decline than the more resilient beverage can segment. However, we are encouraged by a strengthening near-term order book across end markets, including automotive and specialties, as many customers have reopened their facilities and lockdowns restrictions have eased. While demand visibility remains limited, we believe the long-term trends for flat-rolled aluminum products remain strong. Economic growth, material substitution, and sustainability, including environmental awareness around polyethylene terephthalate (PET) plastics, continue to support long-term increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting and recycling capability in Pindamonhangaba, Brazil to support this demand.
Meanwhile, the long-term demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe, and Asia in recent years, and is driving our additional investments in Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel.

We expect long term demand for building and construction and other specialty products will grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, semiconductor, rail, and other technically demanding applications.
We believe significant aircraft industry order backlogs for key original equipment manufacturers (OEMs) including Airbus and Boeing will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand.
COVID-19 Response
The COVID-19 pandemic has caused travel and business disruption and economic volatility. There have been government mandates to stay at home or avoid large gatherings of people. As a result, some of our customers have temporarily shut down their manufacturing facilities due to lack of demand, government decree, or public health concerns. In response, we temporarily shut down some of our own production to align with customer demand and reduce operating costs. While it remains difficult to predict end market demand in this fluid situation, we are encouraged by the resiliency of the beverage can market and the upwards monthly demand trend in the automotive and specialty markets since May as customer production resumes. We continue working closely with our customers to adjust production based on their sales forecasts.
With our primary focus being the health and well-being of our employees, we are closely monitoring the changing landscape with respect to COVID-19 and taking actions to manage our business and support our customers. We have bolstered our own Environmental Health and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, clock-in areas, and smoking areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment (PPE) such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. For our non-production workforce, we have strongly encouraged virtual meetings to reduce employee contact and have switched to paperless work environments where possible.
Liquidity Position
We believe that we have substantial liquidity to navigate the current dynamic environment. Our cash and cash equivalents and long-term committed available borrowings aggregated to more than $2.1 billion of liquidity at June 30, 2020.
We have taken and continue to take measures to mitigate the recent downturn in sales. We have identified approximately $250 million in potential cost reductions between operating fixed costs, selling, general and administrative expenses, and research and developments costs, should market conditions remain soft. We remain ready to take any further actions based on customer demand trends. Examples include lower employment costs stemming from shift optimization, reduced overtime, hiring freeze, and fewer contractors, as well as lower non-strategic professional fees and travel, among other savings initiatives. We are also strengthening our financial position by prioritizing the reduction of capital spending, with plans to reduce comparable spending by more than $100 million in fiscal 2021 compared to fiscal 2020. While we remain committed to our previously announced strategic capacity expansions underway, we have temporarily delayed the ramp up of new automotive capacity in the U.S. and China, due to reductions in near-term demand and delayed new vehicle launches.
Market Trends
While long term demand trends for flat-rolled aluminum products remain broadly intact, there are varying degrees of uncertainty in near-term demand resulting from the COVID-19 pandemic across end markets. Beverage can represents the largest share of our shipment product portfolio, and has historically been a relatively recession resistant product. As expected, our beverage can sheet shipments were minimally impacted during the quarter. In North America and Europe, demand remained generally resilient as consumers increased at-home beverage consumption in cans. In addition, we benefited from temporary market share gains in Europe due to industry supply limitations. However in Asia, trade restrictions between countries at times limited our ability to export product from Korea, while Asia as well as South America faced some challenges related to reduced tourism, fewer public events and gatherings, and lower consumer spending due to economic uncertainty. We may experience some short-term demand increases as beverage can customers restart operations and restock inventory, particularly ahead of the upcoming summer season in South America.
The automotive industry has been severely impacted by the slowdown resulting from COVID-19. Temporary shutdowns of major US and European automotive OEMs for several weeks early in our first quarter had a significant impact on automotive aluminum sheet demand. As a result, we temporarily halted production at our automotive finishing lines which is estimated to have reduced our automotive aluminum sheet shipments by approximately 50% versus the prior year. However, the resumption of most customer operations beginning in May, combined with strong demand for electric and sport utility vehicles in Asia, drove a rapid increase in our automotive shipments in June. While recent automotive customer restarts and a strong near-term order book are positive signs, it is unclear how global recession concerns may impact overall near-term demand.

Demand for specialties products has been impacted since late March by temporary customer shutdowns and government stay at home orders. However, demand for aluminum sheet in the electronics market in Asia remains strong as consumers purchase tablets, laptops, mobile phones, and other communication devices to work and attend school remotely. Demand for container foil used in recyclable coffee capsules remains resilient in Europe, while the building and construction markets in North America and Europe have been supported by an increase in home renovation projects as people spend more time in their homes due to social distancing and mandates.
In aerospace, we are seeing significantly reduced production as sharply lower consumer travel is expected to drive lower demand into next year.
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
In North America, Europe, and South America, we pass through local market premiums to our customers which are recorded through "Net sales." In Asia, we purchase our metal inputs based on the LME and incur a local market premium; however, many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended June 30,		Percent
	2020	2019	Change
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,489	$1,900	(22)%
Average cash price during the period	1,494	1,793	(17)
Closing cash price as of end of period	1,602	1,774	(10)
The weighted average local market premium are as follows:

	Three Months Ended June 30,		Percent
	2020	2019	Change
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$113	$243	(53)%
Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and local market premiums directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization),” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers, and (ii) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.

We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of “Net sales,” and “Cost of goods sold (exclusive of depreciation and amortization)." These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The majority of our local market premium hedging occurs in North America depending on market conditions; however, exposure here is not fully hedged. In our Europe, Asia, and South America regions, the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge various price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the condensed consolidated statement of operations. The Company will consider designating the derivative financial instruments as cash flow hedges in future periods. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts "(Loss) income from continuing operations before income tax provision" and "Net income." Gains and losses on metal derivative contracts are not recognized in "Segment income" until realized.

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

			Average Exchange Rate
			Three Months Ended
	Exchange Rate as of		June 30,
	June 30, 2020	March 31, 2020	2020	2019
Euro per U.S. dollar	0.891	0.911	0.901	0.889
Brazilian real per U.S. dollar	5.476	5.199	5.443	3.906
South Korean won per U.S. dollar	1,201	1,223	1,222	1,168
Canadian dollar per U.S. dollar	1.362	1.425	1.378	1.335
Swiss franc per euro	1.064	1.061	1.063	1.125

Exchange rate movements have an impact on our operating results. In Europe, where we have predominantly local currency selling prices and operating costs, we benefit as the euro strengthens but are adversely affected as the euro weakens. For our Swiss operations, where operating costs are incurred primarily in the Swiss franc and a large portion of revenues are denominated in the euro, we benefit as the Swiss franc weakens but are adversely affected as the franc strengthens. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the South Korean won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency manufacturing costs, we benefit as the Brazilian real weakens but are adversely affected as the real strengthens. We use foreign exchange forward contracts and cross-currency swaps to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF CONSOLIDATED OPERATIONS
We reported "Net (loss) income attributable to our common shareholder" a net loss of $79 million, a decrease of 162% compared to $127 million in the prior comparable period. We reported segment income of $253 million, a decrease of 32% compared to $372 million in the prior comparable period. The decline in net income was primarily driven by impacts resulting from the COVID-19 pandemic, including a $50 million charitable donation to support COVID-19 relief efforts, partially offset by the impact of acquired legacy Aleris businesses during the current year quarter. In addition, the current year quarter includes $33 million of unrealized derivatives losses and a $28 million purchase price accounting adjustment resulting from the relief of an inventory step-up, both primarily related to the acquired Aleris business. Further, these factors drove net cash used in operating activities to $144 million for the three months ended June 30, 2020, a decrease of $201 million over the comparable prior period.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	March 31, 2020	June 30, 2020
Net sales	$2,925	$2,851	$2,715	$2,726	$11,217	$2,426
Percentage increase (decrease) in net sales versus comparable previous year period	(6)%	(9)%	(10)%	(12)%	(9)%	(17)%
Rolled product shipments:
North America	289	286	269	267	1,111	272
Europe	234	245	224	220	923	212
Asia	184	177	173	184	718	184
South America	139	141	146	148	574	113
Eliminations	(16)	(14)	(15)	(8)	(53)	(7)
Total	830	835	797	811	3,273	774

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	(3)%	(4)%	(9)%	(3)%	(6)%
Europe	1	7	6	(11)	1	(9)
Asia	5	5	(5)	(7)	(1)	—
South America	10	12	3	3	7	(19)
Total	4%	3%	—%	(7)%	—%	(7)%
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
"Net sales" were $2.4 billion, a decrease of 17%, primarily due to lower volume, driven by softer demand impacted by the COVID-19 pandemic, and lower average aluminum prices, partially offset by sales related to acquired businesses.
"(Loss) income from continuing operations before income tax provision" was a loss of $90 million, compared to income of $190 million in the prior period. In addition to the factors noted above, the following items affected "(Loss) income from continuing operations before income tax provision."
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" was $2.1 billion, a decrease of 13%, driven by lower volume and lower average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" decreased $350 million over the prior period. Cost of goods sold in the first quarter of fiscal 2021 included $28 million related to the relief of the inventory step-up on the acquired Aleris business.
Depreciation and Amortization
"Depreciation and amortization" was $118 million in the three months ended June 30, 2020 quarter compared to $88 million the three months ended June 30, 2019. The increase of $30 million compared to prior year is primarily related to the depreciation of acquired Aleris assets.

Selling, General and Administrative
"Selling, general and administrative expense" (SG&A) was $122 million in the three months ended June 30, 2020 compared to $127 million in the three months ended June 30, 2019. The decrease is related to cost savings measures realized in the current period, partially offset by the additional SG&A from the acquired Aleris business.
Interest Expense
"Interest expense and amortization of debt issuance costs" was $70 million and $65 million for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily related a higher average level of debt during the quarter as a result of the Aleris acquisition.
Other Expenses
"Other Expenses, net" was $75 million and $4 million for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily driven by a $50 million charitable donation to support COVID-19 relief efforts and $33 million of unrealized derivative losses, compared to a $6 million gain in the previous year. The increased unrealized loss on change in fair value of derivative instruments, net primarily related to the acquired Aleris business.
Taxes
We recognized $29 million of tax benefit for the three months ended June 30, 2020, which resulted in an effective tax rate of 32%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes. We recognized $63 million of tax expense in the comparable prior period, which resulted in an effective tax rate of 33%.
RESULTS OF BUSINESS SEGMENTS
Acquisition of Aleris
On April 14, 2020, we closed the acquisition of Aleris. This strategic acquisition complements and expands Novelis’ global footprint and capabilities, and provides entry into the high-value aerospace industry. It also allows us to enhance our sustainability focus with the addition of a high-recycled-content building and construction business, as well as complement and enhance our existing operations in Asia. We are now working on safely integrating our new facilities and employees as well as initiatives to achieve approximately $150 million in cost and strategic synergies as a result of the acquisition.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net (loss) income attributable to our common shareholder" to segment income, see Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended June 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$828	$687	$505	$352	$54	$2,426
Shipments (in kt):
Rolled products - third party	272	208	182	112	—	774
Rolled products - intersegment	—	4	2	1	(7)	—
Total rolled products	272	212	184	113	(7)	774
Non-rolled products	12	17	1	25	(7)	48
Total shipments	284	229	185	138	(14)	822

Selected Operating Results Three Months Ended June 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,116	$798	$514	$479	$18	$2,925
Shipments (in kt):
Rolled products - third party	289	223	183	135	—	830
Rolled products - intersegment	—	11	1	4	(16)	—
Total rolled products	289	234	184	139	(16)	830
Non-rolled products	12	7	1	29	(7)	42
Total shipments	301	241	185	168	(23)	872

The following table reconciles changes in "Segment income" for the three months ended June 30, 2019 to the three months ended June 30, 2020 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended June 30, 2019	$170	$53	$53	$96	$—	$372
Volume	(37)	7	18	(28)	5	(35)
Conversion premium and product mix	(56)	(26)	10	—	—	(72)
Conversion costs	(4)	(9)	(6)	1	(1)	(19)
Foreign exchange	1	(3)	2	3	—	3
Selling, general & administrative and research & development costs(2)	3	(2)	(2)	5	(3)	1
Other changes	1	—	—	(1)	3	3
Segment income - Three Months Ended June 30, 2020	$78	$20	$75	$76	$4	$253
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

North America
"Net sales" decreased $288 million, or 26%, driven by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices, partially offset by sales associated with the Aleris acquisition. Segment income was $78 million, a decrease of 54%, primarily driven by lower sales, unfavorable product mix, and higher fixed selling, general and administrative costs associated with acquired business, partially offset by operating and selling, general and administrative cost reduction initiatives.
Europe
"Net sales" decreased $111 million, or 14%, primarily driven by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices, partially offset by higher beverage can volumes and sales associated with acquired businesses. Segment income was $20 million, a decrease of 62%, primarily driven by lower sales, unfavorable product mix, and higher fixed selling, general and administrative costs associated with acquired business, partially offset by better metal mix, and operating and selling, general and administrative cost reduction initiatives.
Asia
"Net sales" decreased $9 million, or 2%, primarily driven by lower aluminum prices, as well as lower can and specialty volumes, partially offset by higher automotive volumes and sales associated with acquired businesses. Segment income was $75 million, an increase of 42%, primarily due to favorable product mix, operating and selling, general and administrative cost reduction initiatives, and favorable metal costs, partially offset by higher fixed and selling, general and administrative costs associated with acquired business.
South America
"Net sales" decreased $127 million, or 27%, primarily driven by lower beverage can and specialty volume impacted by the COVID-19 pandemic, and lower aluminum prices. Segment income was $76 million, a decrease of 21%, primarily due to lower volume.

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
Non-Guarantor Information
As of June 30, 2020, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the three months ended June 30, 2020)	25%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2020)	25%
Assets owned by non-guarantor subsidiaries (as of June 30, 2020)	20%

In addition, for the three months ended June 30, 2020 and 2019, the Company’s subsidiaries that are not guarantors had net sales of $677 million and $697 million, respectively, and as of June 30, 2020, those subsidiaries had assets of $3.7 billion and debt and other liabilities of $2.2 billion (including intercompany balances).
Available Liquidity
Our available liquidity as of June 30, 2020 and March 31, 2020 is as follows.

in millions	June 30, 2020	March 31, 2020
Cash and cash equivalents	$1,729	$2,392
Cash and cash equivalents of discontinued operations	89	—
Availability under committed credit facilities(1)	308	186
Total available liquidity	$2,126	$2,578
 _________________________
(1)Our availability under committed credit facilities as of March 31, 2020 does not include the financing for Aleris.
The decrease in total available liquidity is primarily related to the payment of $2.6 billion for the acquisition of Aleris, net of cash received, and negative free cash flow of $151 million, partially offset by $1.9 billion of proceeds from the issuance of short-term and long-term debt and net proceeds from our revolving credit facilities of $327 million. See Note 9 – Debt for more details about our availability under committed credit facilities.
The "Cash and cash equivalents" balance above includes cash held in foreign countries in which we operate. As of June 30, 2020, we held $5 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2020, we held $1.3 billion of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2020, we do not believe adverse tax consequences exist that restrict our use of "Cash and cash equivalents" in a material manner.

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2020	2019	Change
Net cash (used in) provided by operating activities - continuing operations	$(129)	$57	$(186)
Net cash used in investing activities - continuing operations	(2,637)	(149)	(2,488)
Plus: Cash used in the acquisition of assets under a capital lease	—	—	—
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	2,550	—	2,550
Plus: Accrued merger consideration(1)	70	—	70
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	—	(2)	2
Free cash flow from continuing operations	(146)	(94)	(52)
Net cash used in operating activities - discontinued operations	(15)	—	(15)
Net cash provided by investing activities - discontinued operations	10	—	10
Free cash flow	$(151)	$(94)	$(57)
Ending cash and cash equivalents	$1,729	$859	$870
_________________________
(1)The total of "Acquisition of business, net of cash and restricted cash acquired" and "Accrued merger consideration" represents $2.8 billion of merger consideration, net of $105 million of cash and cash equivalents, $9 million of restricted cash, and $41 million of discontinued operations cash and cash equivalents acquired.
Operating Activities
The decrease in "Net cash (used in) provided by operating activities" primarily relates to a decrease in "Segment Income." The net change in working capital was primarily driven by a reduction in shipments, partially offset by lower base aluminum prices.
Investing Activities
"Net cash used in investing activities" was primarily attributable to acquisition cost of Aleris net of cash acquired, amounting to $2.6 billion as well as capital expenditures of $106 million.
Financing Activities
During the three months ended June 30, 2020, there were $1.9 billion issuances of long-term and short-term borrowings, including $1.1 billion in issuances on our Short Term Credit Agreement and $775 million in issuances in incremental term loans on our Term Loan Facility. The proceeds of these issuances were used to pay a portion of the consideration payable in the acquisition of Aleris. Additionally, we issued $10 million on our China Bank Loans and $13 million of short-term debt in Brazil. As a result of our issuances, we paid $18 million in debt issuance costs. We made principal repayments of $5 million on our Term Loan Facility and $2 million on our incremental loans on our Term Loan Facility. The net cash proceeds from our revolving credit facilities is related to net proceeds of $262 million on our ABL Revolver, $35 million of proceeds from our China credit facilities, $26 million of net proceeds from our Korea credit facilities, and $4 million in other borrowings.
During the three months ended June 30, 2019, there were no issuances of long-term borrowings. We made principal repayments of $5 million on our Term Loan Facility and less than $1 million in finance leases and other repayments. The net cash proceeds from our credit facilities' balance is related to proceeds of $20 million on our ABL Revolver partially offset by $8 million of repayments on our China credit facilities.

OFF-BALANCE SHEET ARRANGEMENTS
In accordance with SEC rules, the following qualify as off-balance sheet arrangements:
•any obligation under certain derivative instruments;
•any obligation under certain guarantees or contracts;
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; and
•any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 13 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a description of derivative instruments.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2020 and March 31, 2020, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, long-term purchase obligations, postretirement benefit plans and uncertain tax positions. See Note 9 – Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended March 31, 2020 for more details.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except as otherwise disclosed in Note 1 – Business and Summary of Significant Accounting Policies related to the adoption of new accounting standards (including ASU 2017-04, Intangibles-Goodwill and Other), there were no significant changes to our critical accounting policies and estimates as reported in our Form 10-K for the fiscal year ended March 31, 2020.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on results of operations and financial condition.
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
Total "Segment income" is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of segment income.
"Free cash flow" consists of: (a) "Net cash provided by (used in) operating activities - continuing operations," (b) plus "Net cash provided by (used in) investing activities - continuing operations," (c) plus "Net cash provided by (used in) operating activities - discontinued operations," (d) plus "Net cash provided by (used in) investing activities - discontinued operations," (e) plus cash used in the "Acquisition of assets under a capital lease," (f) plus cash used in the "Acquisition of business, net of cash and restricted cash acquired," (g) plus accrued merger consideration, and (h) less "Proceeds from sales of assets, net of transaction fees, cash income taxes and hedging." Management believes "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." Our method of calculating "Free cash flow" may not be consistent with that of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectation that we will be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to operate our business. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of our acquisition of Aleris Corporation, including risks associated with related divestiture requirements and uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19, changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our Form 10-K for the fiscal year ended March 31, 2020 and see the following sections of the report: "Part I. Item 1A. Risk Factors," "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II. Item 7. Critical Accounting Policies and Estimates."

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper, zinc, and local market premiums), energy prices (electricity, natural gas and diesel fuel), foreign currency exchange rates and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2020, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause the change in fair value to negatively impact the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(87)
Copper	(10)	(2)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2020, given a 10% decline in spot prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(1)
Natural gas	(10)	(4)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2020, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(18)
Euro	10	1
Korean won	(10)	(34)
Canadian dollar	(10)	(3)
British pound	(10)	(14)
Swiss franc	(10)	(23)
Chinese yuan	10	(4)

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
As discussed throughout this Quarterly Report on Form 10-Q, we completed the acquisition of Aleris on April 14, 2020. The acquisition was accounted for as a business combination, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended June 30, 2020. We have implemented business combination controls in connection with this acquisition. Additionally, as a result of the acquisition, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. The internal control over financial reporting of Aleris will be excluded from management’s assessment of internal control over financial reporting as of March 31, 2021. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 18 – Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
See "Risk Factors" in Part I, Item 1A in our Form 10-K for the fiscal year ended March 31, 2020. There have been no material changes from the risk factors described in our Form 10-K for the fiscal year ended March 31, 2020.

Item 6. Exhibits

Exhibit No.	Description
2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

2.2	Agreement and Plan of Merger, dated as of July 26, 2018, among Novelis Inc., Novelis Acquisitions LLC, Aleris Corporation and OCM Opporutnities ALS Holdings L.P.
3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: August 12, 2020