Form 10-Q
period 2020-09-30
Novelis Inc.
filed 2020-11-09
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2020, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Net sales	$2,978	$2,851	$5,404	$5,776
Cost of goods sold (exclusive of depreciation and amortization)	2,384	2,348	4,485	4,762
Selling, general and administrative expenses	129	122	251	249
Depreciation and amortization	141	88	259	176
Interest expense and amortization of debt issuance costs	70	61	140	126
Research and development expenses	18	18	37	37
Restructuring and impairment, net	7	32	8	33
Equity in net income of non-consolidated affiliates	(1)	—	(2)	—
Business acquisition and other related costs	—	12	11	29
Other expenses, net	18	2	93	6
	2,766	2,683	5,282	5,418
Income from continuing operations before income tax provision	212	168	122	358
Income tax provision	68	45	39	108
Net income from continuing operations	144	123	83	250
Loss from discontinued operations, net of tax	(11)	—	(29)	—
Loss on sale of discontinued operations, net of tax	(170)	—	(170)	—
Net loss from discontinued operations	(181)	—	(199)	—
Net (loss) income	(37)	123	(116)	250
Net income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to our common shareholder	$(37)	$123	$(116)	$250
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Net (loss) income	$(37)	$123	$(116)	$250
Other comprehensive income:
Currency translation adjustment	96	(86)	151	(81)
Net change in fair value of effective portion of cash flow hedges	6	(36)	(71)	(16)
Net change in pension and other benefits	79	18	87	26
Other comprehensive income (loss) before income tax effect	181	(104)	167	(71)
Income tax provision (benefit) related to items of other comprehensive income	21	(5)	2	3
Other comprehensive income (loss), net of tax	160	(99)	165	(74)
Comprehensive income	123	24	49	176
Comprehensive income attributable to noncontrolling interest, net of tax	2	1	3	3
Comprehensive income attributable to our common shareholder	$121	$23	$46	$173
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,627	$2,392
Accounts receivable, net
— third parties (net of allowance for uncollectible accounts of $7 and $8 as of September 30, 2020 and March 31, 2020, respectively)	1,317	1,067
— related parties	163	164
Inventories	1,639	1,409
Prepaid expenses and other current assets	164	145
Fair value of derivative instruments	65	202
Assets held for sale	5	5
Current assets of discontinued operations	256	—
Total current assets	5,236	5,384
Property, plant and equipment, net	4,625	3,580
Goodwill	1,023	607
Intangible assets, net	676	299
Investment in and advances to non–consolidated affiliates	812	760
Deferred income tax assets	181	140
Other long–term assets
— third parties	343	219
— related parties	2	—
Long–term assets of discontinued operations	214	—
Total assets	$13,112	$10,989

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$55	$19
Short–term borrowings	393	176
Accounts payable
— third parties	1,832	1,732
— related parties	220	176
Fair value of derivative instruments	153	214
Accrued expenses and other current liabilities	616	613
Current liabilities of discontinued operations	144	—
Total current liabilities	3,413	2,930
Long–term debt, net of current portion	6,767	5,345
Deferred income tax liabilities	126	194
Accrued postretirement benefits	1,023	930
Other long–term liabilities	244	229
Long–term liabilities of discontinued operations	129	—
Total liabilities	11,702	9,628
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2020 and March 31, 2020	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	512	628
Accumulated other comprehensive loss	(458)	(620)
Total equity of our common shareholder	1,458	1,412
Noncontrolling interests	(48)	(51)
Total equity	1,410	1,361
Total liabilities and equity	$13,112	$10,989
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 7 – Consolidation for information on our consolidated variable interest entity (VIE).

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(116)	$250
Net loss from discontinued operations	(199)	—
Net income from continuing operations	$83	$250
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	259	176
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	11	(21)
Gain on sale of assets	(2)	(2)
Impairment charges	—	11
Deferred income taxes, net	(33)	32
Equity in net income of non-consolidated affiliates	(2)	—
Amortization of debt issuance costs and carrying value adjustments	14	9
Other, net	(1)	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	52	51
Inventories	195	(22)
Accounts payable	(70)	(52)
Other assets	52	(2)
Other liabilities	(189)	(128)
Net cash provided by operating activities - continuing operations	369	302
Net cash used in operating activities - discontinued operations	(21)	—
Net cash provided by operating activities	$348	$302
INVESTING ACTIVITIES
Capital expenditures	(222)	(305)
Acquisition of business, net of cash and restricted cash acquired	(2,614)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	2	3
Proceeds from investment in and advances to non-consolidated affiliates, net	8	11
(Outflows) proceeds from the settlement of derivative instruments, net	(1)	3
Other	5	7
Net cash used in investing activities - continuing operations	(2,822)	(281)
Net cash provided by investing activities - discontinued operations	207	—
Net cash used in investing activities	$(2,615)	$(281)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	1,910	12
Principal payments of long-term and short-term borrowings	(30)	(11)
Revolving credit facilities and other, net	(358)	(23)
Debt issuance costs	(24)	(2)
Net cash provided by (used in) financing activities - continuing operations	1,498	(24)
Net cash used in financing activities - discontinued operations	(2)	—
Net cash provided by (used in) financing activities	$1,496	$(24)
Net decrease in cash, cash equivalents and restricted cash	(771)	(3)
Effect of exchange rate changes on cash	19	(11)
Cash, cash equivalents and restricted cash — beginning of period	2,402	960
Cash, cash equivalents and restricted cash — end of period	$1,650	$946

Cash and cash equivalents	$1,627	$935
Restricted cash (Included in "Other long–term assets")	14	11
Restricted cash (Included in "Prepaid expenses and other current assets")	9	—
Cash and cash equivalents of discontinued operations	—	—
Cash, cash equivalents and restricted cash — end of period	$1,650	$946

Supplemental Disclosures:
Accrued capital expenditures as of September 30	$52	$57
Accrued merger consideration as of September 30	10	—
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$208	$(506)	$(35)	$1,071
Net income attributable to our common shareholder	—	—	—	250	—	—	250
Currency translation adjustment included in AOCI	—	—	—	—	(81)	—	(81)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $5 million included in AOCI	—	—	—	—	(11)	—	(11)
Change in pension and other benefits, net of tax provision of $8 million included in AOCI	—	—	—	—	15	3	18
Balance as of September 30, 2019	1,000	$—	$1,404	$458	$(583)	$(32)	$1,247

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net loss attributable to our common shareholder	—	—	—	(116)	—	—	(116)
Currency translation adjustment included in AOCI	—	—	—	—	151	—	151
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $19 million included in AOCI	—	—	—	—	(52)	—	(52)
Change in pension and other benefits, net of tax provision of $21 million included in AOCI	—	—	—	—	63	3	66
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2019	1,000	$—	$1,404	$335	$(483)	$(33)	$1,223
Net income attributable to our common shareholder	—	—	—	123	—	—	123
Currency translation adjustment included in AOCI	—	—	—	—	(86)	—	(86)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $11 million included in AOCI	—	—	—	—	(25)	—	(25)
Change in pension and other benefits, net of tax provision of $6 million included in AOCI	—	—	—	—	11	1	12
Balance as of September 30, 2019	1,000	$—	$1,404	$458	$(583)	$(32)	$1,247

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2020	1,000	$—	$1,404	$549	$(616)	$(50)	$1,287
Net loss attributable to our common shareholder	—	—	—	(37)	—	—	(37)
Currency translation adjustment included in AOCI	—	—	—	—	96	—	96
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 million included in AOCI	—	—	—	—	4	—	4
Change in pension and other benefits, net of tax provision of $19 million included in AOCI	—	—	—	—	58	2	60
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of September 30, 2020, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
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
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) impairment of long lived assets and other intangible assets; (3) impairment of equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) tax uncertainties and valuation allowances; (6) assessment of loss contingencies, including environmental and litigation liabilities; (7) the fair value of derivative financial instruments; and (8) the fair value of the contingent consideration resulting from the sale of Duffel. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
For more information regarding our use of estimates in the determination of fair values of assets acquired and liabilities assumed in the acquisition of Aleris Corporation (Aleris), see Note 2 – Business Combination.
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal year ended March 31, 2020 and carrying into the current fiscal year, a novel strain of the coronavirus, or COVID-19, and its unprecedented negative economic implications, affected production and sales across a range of industries, including the automotive industry. Since then, the spread of COVID-19 has developed into a global pandemic, significantly affecting the economies of most countries around the world.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Our global operations, similar to those of many other large, multi-national corporations, were also impacted. We were required to partially shut down or temporarily close certain facilities in the United States and abroad to comply with state orders and governmental decrees and adjust schedules at some of our facilities based on customer demand. The plant shut downs and adjusted schedules resulting from COVID-19 resulted in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers, mainly during the first quarter of the current fiscal year.
While much of our customer demand and shipments recovered in the majority of our end markets during the second fiscal quarter, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the US and global economies and the timing, scope, and effectiveness of federal, state, and local governmental responses.
Our application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the unaudited condensed consolidated financial statements. The global COVID-19 pandemic has required greater use of estimates and assumptions. More specifically, those estimates and assumptions that are utilized in our forecasted cash flows that form the basis in developing the fair values utilized in impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels (primarily in the automotive industry), workforce availability, and supply chain continuity. We have experienced short-term disruptions and anticipate such disruptions may continue for the foreseeable future, but anticipate an eventual return to normal demand. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to our estimates and assumptions based on its duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
Business Combinations
Occasionally, we may enter into business combinations. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations (ASC 805), we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. Significant estimates and assumptions include subjective and/or complex judgements regarding items such as discount rates, customer attrition rates, economic lives, and other factors, including estimating future cash flows that we expect to generate from the acquired assets.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased or the acquired asset could be impaired.
Reclassifications and Revisions of Previously Issued Financial Statements
Certain prior period amounts have been reclassified to conform with current period presentations or as a result of recently adopted accounting standards.
During the preparation of the consolidated financial statements for the fiscal year ended March 31, 2020, we identified a misstatement related to the sale of land within the previously issued Form 10-Ks for the year ended March 31, 2019 and previously issued Form 10-Qs for the quarters ended June 30, 2019 and September 30, 2019. The previously disclosed amounts for "Property, plant and equipment, net" and "Retained earnings" were understated by $5 million in the aforementioned periods.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We assessed the materiality of the misstatement and concluded it was not material to the Company’s previously issued financial statements for the year ended March 31, 2019 and that amendments of previously filed financial statements were therefore not required. However, we elected to revise the previously reported amounts in the condensed consolidated statements of shareholder's equity to correct the misstatement. This revision applies to the previously reported amounts for "Retained earnings" in the condensed consolidated statements of shareholder's equity for the interim periods ended June 30, 2019 and September 30, 2019 included within this filing.
In addition, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2020, we identified a misstatement related to the calculation of accrued capital expenditures within the statement of cash flows in our previously issued Form 10-Ks for the years ended March 31, 2019 and March 31, 2020 and the interim periods within these years. As a result, the previously reported amounts for "Capital expenditures" were understated by $5 million and changes in accounts payable were overstated by $5 million for the six months ending September 30, 2019.
We assessed the materiality of the misstatement and concluded it was not material to the company's previously issued financial statements for the years ended March 31, 2019 and March 31, 2020 and the interim periods within these years. However, we elected to revise the previously reported amounts for "Capital expenditures" and changes in accounts payable within the condensed consolidated statement of cash flows and "Capital expenditures" within Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. BUSINESS COMBINATION
On April 14, 2020, Novelis completed its acquisition of 100% of the issued and outstanding shares of Aleris Corporation, a global supplier of rolled aluminum products, pursuant to an Agreement and Plan of Merger, dated as of July 26, 2018 (the “Merger Agreement”). The closing purchase price of $2.8 billion consists of $775 million less transaction costs for the equity value, as well as approximately $2.0 billion for the extinguishment of Aleris’ current outstanding debt, and a $50 million earn-out payment. The $775 million base equity payment was reduced by $64 million of Aleris transaction costs, resulting in $711 million of estimated cash for equity consideration. As a result, the acquisition increases the Company’s footprint as an aluminum rolled products manufacturer by expanding the portfolio of services provided to its customers. Refer to Note 3 – Discontinued Operations for more details on the Duffel and Lewisport divestitures required as a condition of the acquisition. As a condition to the sale of the Duffel plant, we were required by the European Union (EU) to make a €55 million payment (approximately $60 million at the date of acquisition) to support capital improvements at the Duffel plant upon sale.
The total preliminary calculation of estimated merger consideration paid to Aleris is as follows:

in millions
Preliminary calculation of estimated Merger consideration		Amount
Estimated cash for equity consideration	(i)	$711
Estimated repayment of Aleris' debt (including prepayment penalties and accrued interest)	(ii)	1,954
Earn-out consideration	(iii)	50
Payment associated with Duffel capital expenditures	(iv)	60
Preliminary fair value of estimated merger consideration		$2,775
(i)Under the terms of the Merger Agreement, this represents the estimated cash consideration, which is the base consideration for the settlement of all shares of common stock outstanding, including shares issued in connection with the conversion of the 6% Senior Subordinated Exchangeable Notes due 2020 issued by Aleris International, Inc. (the “Exchangeable Notes”) into Aleris common shares, and the settlement of stock options and restricted stock units, less transaction costs of $64 million. The transaction costs are removed from the base consideration as these costs were incurred by Aleris prior to the closing date and were not reimbursed by Novelis. Additionally, under the terms of the Merger Agreement, there is a €8 million (approximately $9 million at the date of acquisition) German tax indemnification included in the estimated cash for equity consideration that will be payable to the selling shareholders upon the condition that the existing Aleris German tax receivable is received from the German tax authorities.
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
(iii)Under the terms of the Merger Agreement, this represents the fair value of the earn-out consideration of $50 million which is based upon Aleris meeting specified commercial margin targets. On the closing date, Aleris had met all of the specified targets in the Merger Agreement and selling shareholders received the $50 million cash payment.
(iv)In connection with obtaining the regulatory antitrust approvals, the European Commission required Novelis to pay the buyer of Duffel an additional €55 million (approximately $60 million at the date of acquisition) to fund capital expenditures that would be required so that Duffel can operate as a standalone business. This amount was paid on September 30, 2020 and is included in "Acquisition of business, net of cash and restricted cash acquired" in the condensed consolidated statements of cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The condensed consolidated balance sheet as of September 30, 2020 includes the assets and liabilities of Aleris, which have been measured at fair value as of the acquisition date. The discontinued operations financial statement line items in the table below relate to Duffel and Lewisport. The preliminary allocation of purchase price recorded for Aleris as of June 30, 2020, and subsequently revised for measurement period adjustments, was as follows:

in millions	Assets Acquired as of June 30, 2020(1)	Measurement Period Adjustments	Assets Acquired as of September 30, 2020(1)
Cash and cash equivalents	$105	$—	$105
Accounts receivable(2)	251	17	268
Inventories	379	—	379
Prepaid expenses and other current assets(3)	24	—	24
Fair value of derivative instruments	46	—	46
Current assets of discontinued operations(4)	463	1	464
Property, plant and equipment	949	—	949
Goodwill(5)(6)(7)	328	88	416
Intangible assets, net(5)	149	261	410
Deferred income tax assets(6)	114	(34)	80
Other long-term assets	39	—	39
Long–term assets of discontinued operations(7)	944	(315)	629
Total assets	$3,791	$18	$3,809

	Liabilities Assumed as of June 30, 2020(1)	Measurement Period Adjustments	Liabilities Assumed as of September 30, 2020(1)
Current portion of long–term debt	$24	$—	$24
Accounts Payable(2)	141	17	158
Fair value of derivative instruments	25	—	25
Accrued expenses and other current liabilities	143	1	144
Current liabilities of discontinued operations	166	—	166
Long–term debt, net of current portion	125	—	125
Deferred income tax liabilities	37	—	37
Accrued postretirement benefits	164	—	164
Other long–term liabilities	41	—	41
Long–term liabilities of discontinued operations	150	—	150
Total liabilities	$1,016	$18	$1,034

Net assets acquired			$2,775

Total purchase price			$2,775
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
(2)Measurement period adjustment related to the presentational alignment of pending derivative settlements on a gross basis, in accordance with Novelis' policy.
(3)Included in "Prepaid expenses and other current assets" is $9 million of restricted cash acquired related to cash deposits restricted for the payment of the Zhenjiang Term Loans.
(4)Included in "Current assets of discontinued operations" is $41 million of cash and cash equivalents acquired related to our discontinued operations.
(5)Measurement period adjustment related to revisions in the valuation of intangible assets based on refinements to key assumptions, such as discount rates and growth rates.
(6)Measurement period adjustment related to the deferred tax impacts of the above measurement period adjustments and other tax adjustments.
(7)Measurement period adjustments related to estimated costs to sell the Duffel and Lewisport businesses, in addition to revisions to key assumptions of the valuation of Lewisport's property, plant and equipment.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The fair values of assets acquired and liabilities assumed are preliminary and are based on the information that was available as of the reporting date. The preliminary fair values of the assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows, and other future events that are judgmental and subject to change. The fair value measurements are primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy as defined in ASC 820, Fair Value Measurements (ASC 820). Intangible assets consisting of customer relationships, technology, and trade names are valued using the multi-period excess earnings method (MPEEM), or the relief from royalty (RFR) method, both of which are forms of the income approach. A cost and market approach has been applied, as appropriate, for property and equipment, including land, and inventory.
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
•The assumed long-term debt in China has been valued using an income approach. The significant assumptions used include the estimated annual cash flows and interest and credit spreads, among other factors.
•The assumed pension and postretirement liabilities have been valued using an income approach. The significant assumptions used include the estimated annual cash flows, the discount rate, the estimated return on asset rate, among other factors.
The fair value of the assets acquired includes current accounts receivables of $268 million related to continuing operations and $78 million related to discontinued operations. The gross amount due is $346 million, of which less than $1 million is expected to be uncollectible.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

in millions	Gross Carrying Amount(1)	Weighted-Average Useful Life
Trade name	$10	2.5 years
Technology	46	14 years
Customer relationships	352	25 years
Other intangibles	2	N/A
Total	$410	23 years
(1)In connection with the acquisition of Aleris, Novelis acquired two businesses which we are obligated to sell. As such, gross carrying amounts exclude amounts held for sale (see Note 3 – Discontinued Operations).
Since the acquisition date, the results of continuing operations for Aleris of $648 million of net sales and $50 million of net loss have been included within the accompanying condensed consolidated statements of operations for the six months ended September 30, 2020.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations as of September 30, 2020 and 2019 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Net sales	$2,979	$3,378	$5,459	$6,838
Net income (loss)	17	149	(81)	175
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
•an adjustment to present acquisition-related transaction costs and other one-time costs directly attributable to the acquisition as if they were incurred in the earliest period presented; and
•the related income tax effects of the adjustments noted above.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. DISCONTINUED OPERATIONS
On April 14, 2020, we closed the acquisition of Aleris for $2.8 billion. See Note 2 – Business Combination for more details on the acquisition and related accounting treatment.
As a result of the antitrust review processes in the EU, the US, and China required for approval of the acquisition, we were obligated to divest Aleris' European and North American automotive assets, including plants in Duffel, Belgium (Duffel) and Lewisport, Kentucky (Lewisport).
Duffel
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Previously, the European Commission and Chinese State Administration for Market Regulation determined that our acquisition of Aleris, which closed earlier this year, could proceed on the condition that we divest Duffel to a third party that met certain buyer suitability requirements. ALVANCE agreed to acquire Duffel for €310 million ($364 million as of September 30, 2020). Both regulators approved ALVANCE as a suitable buyer. At closing on September 30, 2020, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that is deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently expected to be commenced after the conclusion of a three month contractual cooling off period. The arbitration will determine the responsibility of ALVANCE to Novelis based on the parties’ relative culpability for certain breaches of obligations under the purchase and sale agreement, reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE. In addition, we have recorded a €15 million ($18 million as of September 30, 2020) receivable for net debt and working capital adjustments.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At September 30, 2020, the estimated fair value of the purchase price subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in "Other long–term assets — third parties" and changes to the estimated fair value resulting from quarterly revaluations will be recorded to “Net income (loss) from discontinued operations, net of tax." The results of operations and cash flows of Duffel have been presented as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows or the period ended September 30, 2020.
Lewisport
On August 21, 2020, the United States District Court for the Northern District of Ohio appointed a divestiture trustee to oversee the sale of the Lewisport plant and to make a recommendation to the U.S. Department of Justice (DOJ) regarding a buyer. On November 6, 2020, the DOJ notified us that American Industrial Partners (AIP) was approved as the acquirer of Lewisport. On November 8, 2020, we entered into a definitive agreement with AIP for the sale of Lewisport. We have adjusted the asset value of the Lewisport plant based on our best estimate of the net cash proceeds. This sale is expected to be consummated during the third quarter of fiscal year 2021. The balance sheet position, results of operations, and cash flows of Lewisport have been presented as discontinued operations in the accompanying condensed consolidated balance sheet, statements of operations, and statements of cash flows for the period ended September 30, 2020.
Loss on Sale of Discontinued Operations
As a result of the transactions above, we recorded a loss on sale of discontinued operations of $170 million, net of taxes, associated with the sale of Duffel and the impairment of the assets of Lewisport to the expected cash proceeds.

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
The following table details the deferred revenue for which our performance obligations have not been satisfied:

Total Deferred Revenue
Deferred revenue at March 31, 2020(1)	$1
Additions	29
Revenue recognized	(22)
Amounts assumed through acquisition of Aleris	1
Deferred revenue at September 30, 2020(1)	$9
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. RESTRUCTURING AND IMPAIRMENT
"Restructuring and impairment, net" includes restructuring costs, impairments, and other related expenses. "Restructuring and impairment, net" for the three and six months ended September 30, 2020 totaled $7 million and $8 million, respectively, and primarily relates to reorganization activities resulting from the Aleris acquisition. Of the $8 million recognized during the six months ended September 30, 2020, $5 million relates to employee severance.
"Restructuring and impairment, net" for the three and six months ended September 30, 2019 totaled $32 million and $33 million, respectively, and primarily related to portfolio optimization efforts from closures of certain non-core operations in Europe.
As of September 30, 2020, the restructuring liability totaled $26 million with $18 million included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" on our accompanying condensed consolidated balance sheet. As of September 30, 2020, the restructuring liability totaled $10 million for the Europe segment, $9 million for South America segment, $4 million for corporate, and $3 million for the North America segment.
The following table summarizes our restructuring liability activity and other restructuring and impairment charges.

in millions	Total restructuring liabilities
Balance as of March 31, 2020	$34
Restructuring expenses	8
Cash payments	(16)
Balance as of September 30, 2020	$26

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. INVENTORIES
"Inventories" consists of the following.

in millions	September 30, 2020	March 31, 2020
Finished goods	$381	$398
Work in process	738	643
Raw materials	328	192
Supplies	192	176
Inventories	$1,639	$1,409

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

in millions	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11	$8
Accounts receivable, net	51	24
Inventories	90	92
Prepaid expenses and other current assets	3	3
Total current assets	155	127
Property, plant and equipment, net	12	19
Goodwill	12	12
Deferred income tax assets	75	76
Other long–term assets	7	35
Total assets	$261	$269
LIABILITIES
Current liabilities:
Accounts payable	$41	$38
Accrued expenses and other current liabilities	24	30
Total current liabilities	65	68
Accrued postretirement benefits	276	287
Other long–term liabilities	4	3
Total liabilities	$345	$358

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
UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2020, Novelis and Kobe both hold 50% interests in UAL. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Net sales	$285	$308	$565	$608
Costs and expenses related to net sales	277	302	551	595
Income tax provision	3	2	5	3
Net income	$5	$4	$9	$10

Purchases of tolling services from Alunorf	$64	$63	$125	$127
The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2020	March 31, 2020
Accounts receivable — related parties	$163	$164
Other long-term assets — related parties	2	—
Accounts payable — related parties	220	176
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and six months ended September 30, 2020 and 2019, we recorded "Net sales" of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2020 and March 31, 2020, there was $1 million of outstanding "Accounts receivable, net — related parties" net of "Accounts payable — related parties" related to transactions with Hindalco. During each of the three and six months ended September 30, 2020 and 2019, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. DEBT
Debt consisted of the following.

	September 30, 2020				March 31, 2020
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	2.56%	$393	$—	$393	$176	$—	$176
ABL Revolver(3)		—	—	—	555	—	555
Novelis Holdings Inc.
Short Term Credit Facility, due April 2022	1.21%	1,100	(7)	1,093	—	—	—
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	2.07%	1,733	(19)	1,714	1,742	(22)	1,720
Aleris Corporation
Floating rate Incremental Term Loan Facility, due January 2025	1.97%	771	(17)	754	—	—	—
Aleris Aluminum (Zhenjiang) Co., Ltd.
Zhenjiang Term Loans	5.37%	134	2	136	—	—	—
Novelis Corporation
4.75% Senior Notes, due January 2030	4.75%	1,600	(30)	1,570	1,600	(32)	1,568
5.875% Senior Notes, due September 2026	5.875%	1,500	(15)	1,485	1,500	(16)	1,484
Novelis China
Bank loans, due through June 2027 (CNY 409 million)	4.90%	60	—	60	36	—	36
Other
Finance lease obligations and other debt, due through December 2026	2.51%	10	—	10	1	—	1
Total debt		$7,301	$(86)	$7,215	$5,610	$(70)	$5,540
Less: Short-term borrowings		(393)	—	(393)	(176)	—	(176)
Less: Current portion of long-term debt		(55)	—	(55)	(19)	—	(19)
Long-term debt, net of current portion		$6,853	$(86)	$6,767	$5,415	$(70)	$5,345
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2020, and therefore, exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)As of September 30, 2020, there were $148 million in outstanding borrowings on our ABL revolver classified as "Short-term borrowings."
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2020 (for our debt denominated in foreign currencies) are as follows (in millions).

As of September 30, 2020	Amount
Short-term borrowings and current portion of long-term debt due within one year	$448
2 years	2,865
3 years	50
4 years	56
5 years	750
Thereafter	3,132
Total	$7,301

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-Term Borrowings
As of September 30, 2020, our short-term borrowings totaled $393 million, consisting of $148 million in borrowings on our ABL revolver, $129 million in Korea loans (KRW 152 billion), $68 million in Brazil loans (BRL 384 million), and $48 million in China loans (CNY 324 million).
Short Term Credit Agreement
In April 2020, Novelis Holdings Inc. borrowed a $1.1 billion short term loan under our existing credit agreement (the "Short Term Credit Agreement") for purposes of funding a portion of the consideration payable in the acquisition of Aleris. The short term loans are not subject to any amortization payments and accrue interest at LIBOR (as defined in the Short Term Credit Agreement) plus 0.95%. The short term loans are guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver. The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants, and events of default substantially similar to those under the Term Loan Facility, other than changes to reflect the unsecured nature of the short term loans. We will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the acquisition of Aleris to repay the short term loans, the incremental term loans and the existing term loans on a pro rata basis, subject to certain reinvestment rights. We will be required to apply the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain reinvestment rights and exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility and the agreement governing our ABL Revolver.
In August 2020, we entered into an amendment (the “Short Term Credit Agreement Amendment”) to our existing Short Term Credit Agreement. This amendment extends the maturity of the $1.1 billion facility from April 13, 2021 (the “Original Short Term Maturity Date”) to April 13, 2022 (the “Extended Short Term Maturity Date”). Under the terms of the Short Term Credit Agreement Amendment, $1,049 million of the outstanding short term loans will cashlessly roll on the Original Short Term Maturity Date into new short term loans maturing on the Extended Short Term Maturity Date, and existing lenders have provided commitments to extend $51 million of new short term loans, with a maturity date of the Extended Short Term Maturity Date, on the Original Short Term Maturity Date to refinance the remaining outstanding short term loans. The Short Term Credit Agreement Amendment provides that the Company and certain of its U.S. and Canadian subsidiaries will grant a third-ranking security interest, subject to the terms of our existing intercreditor agreement, dated as of December 17, 2010, in certain assets to secure the Amended Short Term Credit Agreement if the short term loans remain outstanding on the Original Short Term Maturity Date. The short term loans accrue interest at LIBOR (as defined in the Amended Short Term Credit Agreement) plus (a) through the Original Short Term Maturity Date, 0.95%, (b) from the Original Short Term Maturity Date through October 13, 2021, 1.50%, and (c) from October 14, 2021 through the Extended Short Term Maturity Date, 2.00% per annum. The Short Term Credit Agreement Amendment also modifies certain other credit agreement terms to increase our operating flexibility.
As of September 30, 2020, we were in compliance with the covenants of our Short Term Credit Agreement.
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
As of September 30, 2020, we were in compliance with the covenants of our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Zhenjiang Loans
Through the acquisition of Aleris on April 14, 2020, the Company assumed $141 million in debt borrowed by Aleris Aluminum (Zhenjiang) Co., Ltd. ("Aleris Zhenjiang") under a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively the "Zhenjiang Loans"), which consisted of a $29 million U.S. dollar term loan facility, a $112 million (RMB 791 million) term loan facility (collectively, the “Zhenjiang Term Loans”) and a revolving facility (the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. All borrowings under the Zhenjiang Revolver mature May 18, 2021. As of September 30, 2020, we had no amounts outstanding under the Zhenjiang Revolver. The Zhenjiang Loans contain certain customary covenants and events of default. The Zhenjiang Loans require Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to (1) repay loans extended by the shareholder of Aleris Zhenjiang prior to repaying loans under the Zhenjiang Loans or make the Zhenjiang Loans junior to any other debts incurred of the same class for the project, (2) distribute any dividend or bonus to the shareholder of Aleris Zhenjiang before fully repaying the loans under the Zhenjiang Loans, (3) dispose of any assets in a manner that will materially impair its ability to repay debts, (4) provide guarantees to third parties above a certain threshold that use assets that are financed by the Zhenjiang Loans, (5) permit any individual investor or key management personnel changes that result in a material adverse effect, (6) use any proceeds from the Zhenjiang Loans for any purpose other than as set forth therein; and (7) enter into additional financing to expand or increase the production capacity of the project to manufacture large scale and high strength aluminum alloy plates. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of September 30, 2020, $136 million was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually.
As of September 30, 2020, we were in compliance with the covenants of our Zhenjiang Loans.
Senior Notes
As of September 30, 2020, we were in compliance with the covenants of our Senior Notes.
ABL Revolver
As of September 30, 2020, the revolver had an $148 million balance, and $51 million was utilized for letters of credit. There was $930 million in remaining availability, including $124 million of remaining availability that can be utilized for letters of credit, and we were in compliance with the covenants of our ABL Revolver Facility.
Refer to our Form 10-K for the fiscal year ended March 31, 2020 for details on the issuances and respective covenants of our senior notes, short term credit facility, and senior secured credit facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. SHARE-BASED COMPENSATION
During the six months ended September 30, 2020, we granted 4,942,391 Hindalco phantom restricted stock units (RSUs) and 6,815,414 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense was $5 million and $12 million for the three and six months ended September 30, 2020, respectively. Total compensation expense was $2 million and $6 million for the three and six months ended September 30, 2019, respectively. As of September 30, 2020, the outstanding liability related to share-based compensation was $14 million.
The cash payments made to settle all SAR liabilities were $1 million and $3 million in the six months ended September 30, 2020 and 2019, respectively. Total cash payments made to settle RSUs were $4 million and $9 million in the six months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $6 million, which is expected to be recognized over a weighted average period of 1.6 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.
For a further description of authorized long-term incentive plans (LTIPs), including Hindalco SARs, RSUs, and Novelis Performance Units, please refer to our Form 10-K for the fiscal year ended March 31, 2020.

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
During the second quarter of fiscal 2021, Novelis announced the freeze of future benefit accruals under the Novelis Pension Plan and the Terre Haute Pension Plan in the U.S., effective December 31, 2020. Novelis elected to remeasure both plans’ plan assets and obligations as of August 31, 2020, which was the nearest calendar month-end date to the announcements of said freezes. A curtailment loss of $1 million was recorded related to the Terre Haute plan.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2020	2019	2020	2019
Service cost	$12	$10	$2	$3
Interest cost	15	15	2	2
Expected return on assets	(19)	(18)	—	—
Amortization — losses, net	11	9	—	—
Termination benefits / curtailments	1	—	—	—
Net periodic benefit cost(1)	$20	$16	$4	$5

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Service cost	$24	$20	$5	$6
Interest cost	30	30	4	4
Expected return on assets	(38)	(36)	—	—
Amortization — losses, net	23	17	—	—
Termination benefits / curtailments	1	—	—	—
Net periodic benefit cost(1)	$40	$31	$9	$10
____________________
(1)Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" while all other cost components are recorded within "Other expenses, net."
Service costs of $1 million, interest cost of $2 million, and expected return on assets of $2 million included in the table above relate to discontinued operations. The average expected long-term rate of return on all plan assets is 5.3% in fiscal 2021.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Funded pension plans	$39	$33	$49	$38
Unfunded pension plans	4	3	7	5
Savings and defined contribution pension plans	7	7	18	17
Total contributions	$50	$43	$74	$60
Contributions to funded pension plans of $5 million are attributable to discontinued operations. During the remainder of fiscal 2021, we expect to contribute an additional $24 million to our funded pension plans, of which $3 million relate to discontinued operations, $9 million to our unfunded pension plans, and $16 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. CURRENCY LOSSES (GAINS)
The following currency losses are included in "Other expenses, net" in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Gain on remeasurement of monetary assets and liabilities, net	$(4)	$(1)	$(8)	$(6)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	9	2	11	8
Currency losses, net	$5	$1	$3	$2
The following currency gains (losses) are included in "Accumulated other comprehensive loss," net of tax and "Noncontrolling interests" in the accompanying condensed consolidated balance sheets.

	Six Months Ended September 30, 2020	Fiscal Year Ended March 31, 2020
in millions
Cumulative currency translation adjustment — beginning of period	$(309)	$(236)
Effect of changes in exchange rates	121	(73)
Amounts reclassified from AOCI, net(1)	30	—
Cumulative currency translation adjustment — end of period	$(158)	$(309)
_________________________
(1)Amounts reclassified from AOCI are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2020
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$8	$—	$(31)	$—	$(23)
Currency exchange contracts	3	1	(39)	(5)	(40)
Energy contracts	1	1	(4)	(1)	(3)
Total derivatives designated as hedging instruments	$12	$2	$(74)	$(6)	$(66)
Derivatives not designated as hedging instruments:
Metal contracts	$44	$1	$(62)	$—	$(17)
Currency exchange contracts	9	—	(16)	—	(7)
Energy contracts	—	1	(1)	—	—
Total derivatives not designated as hedging instruments	$53	$2	$(79)	$—	$(24)
Total derivative fair value	$65	$4	$(153)	$(6)	$(90)

	March 31, 2020
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$84	$—	$(11)	$(3)	$70
Currency exchange contracts	2	—	(68)	(7)	(73)
Energy contracts	—	—	(11)	(4)	(15)
Total derivatives designated as hedging instruments	$86	$—	$(90)	$(14)	$(18)
Derivatives not designated as hedging instruments:
Metal contracts	$103	$—	$(92)	$(1)	$10
Currency exchange contracts	13	—	(31)	—	(18)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$116	$—	$(124)	$(1)	$(9)
Total derivative fair value	$202	$—	$(214)	$(15)	$(27)
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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of September 30, 2020 and March 31, 2020.
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
In addition to aluminum, we entered into LME copper and zinc, as well as LMP forward contracts. As of September 30, 2020 and March 31, 2020, the fair value of these contracts represented an asset of $3 million and a liability of less than $1 million, respectively. These contracts are undesignated with an average duration of less than three years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

in kt	September 30, 2020	March 31, 2020
Hedge type
Purchase (sale)
Cash flow purchases	29	63
Cash flow sales	(491)	(395)
Not designated	(52)	(19)
Total, net	(514)	(351)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $585 million and $680 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2020 and March 31, 2020, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of September 30, 2020 and March 31, 2020.
As of September 30, 2020 and March 31, 2020, we had outstanding foreign currency exchange contracts with a total notional amount of $803 million and $620 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal year 2021 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of September 30, 2020 and March 31, 2020, less than 1 million and 1 million of notional megawatt hours was outstanding, respectively. The fair value of this swap was a liability of $3 million and $6 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 16 million MMBTUs designated as cash flow hedges as of September 30, 2020, and the fair value was a an asset of $1 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2020 and the fair value was a liability of $5 million. As of September 30, 2020 and March 31, 2020, we had notionals of 2 million and less than 1 million MMBTU forward contracts that were not designated as hedges, respectively. The fair value of forward contracts not designated as hedges as of September 30, 2020 and March 31, 2020 were both a liability of less than $1 million. The average duration of undesignated contracts is less than two years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 4 million gallons designated as cash flow hedges as of September 30, 2020, and the fair value was a liability of $1 million. There was a notional of 7 million gallons designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $4 million. As of September 30, 2020, we had a notional of less than 1 million gallons forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of September 30, 2020 was liability of less than $1 million, and the average duration of those undesignated contracts is less than one year in length.
Interest Rate
As of September 30, 2020 and March 31, 2020, we had no outstanding interest rate swaps.
Gain (Loss) Recognition
In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge metal, foreign currency and energy price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the condensed consolidated statement of operations. As of September 30, 2020, we had certain Aleris LME aluminum forward sales contracts designated as cash flow hedges of the metal price risk associated with our future metal sales.
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in "Other expenses, net." Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended September 30		Six Months Ended September 30
in millions	2020	2019	2020	2019
Derivative instruments not designated as hedges
Metal contracts	$(7)	$(2)	$(32)	$(4)
Currency exchange contracts	(8)	(2)	(11)	(8)
Energy contracts(1)	3	2	5	3
Loss recognized in "Other expenses, net"	(12)	(2)	(38)	(9)
Derivative instruments designated as hedges
Gain recognized in "Other expenses, net"(2)	—	2	—	2
Total loss recognized in "Other expenses, net"	$(12)	$—	$(38)	$(7)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	$(9)	$(2)	$(11)	$(8)
Realized losses, net	(9)	(1)	—	(8)
Unrealized gains (losses) on other derivative instruments, net	6	3	(27)	9
Total loss recognized in "Other expenses, net"	$(12)	$—	$(38)	$(7)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges, and electricity swap settlements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $61 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in "Other (Income) Expenses, net" (Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019	2020	2019	2020	2019
Cash flow hedging derivatives
Metal contracts	$(37)	$28	$(59)	$76	$—	$—	$—	$—
Currency exchange contracts	—	(43)	(8)	(42)	—	2	—	2
Energy contracts	3	(5)	5	(9)	—	—	—	—
Total	$(34)	$(20)	$(62)	$25	$—	$2	$—	$2
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from AOCI into Earnings
in millions	2020	2019	2020	2019
Cash flow hedging derivatives
Energy contracts(1)	$(4)	$(1)	$(7)	$(2)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(6)	(1)	(10)	(1)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(15)	23	55	53	Net sales
Currency exchange contracts	(12)	—	(23)	(1)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(1)	—	(2)	—	Selling, general and administrative expenses
Currency exchange contracts	(1)	(4)	(3)	(7)	Net sales
Currency exchange contracts	(1)	(1)	(1)	(1)	Depreciation and amortization
Total	$(40)	$16	$9	$41	Income from continuing operations before income tax provision
	11	(4)	(2)	(10)	Income tax provision
	$(29)	$12	$7	$31	Net (loss) gain
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The following tables summarize the location and amount of gains (losses) that were reclassified from "Accumulated other comprehensive income (loss)" into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended September 30, 2020					Six Months Ended September 30, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$(15)	$(6)	$—	$—	$—	$55	$(10)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(4)	$—	$—	$—	$—	$(7)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(1)	$(12)	$(1)	$(1)	$—	$(3)	$(23)	$(2)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2019					Six Months Ended September 30, 2019
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$23	$(1)	$—	$—	$—	$53	$(1)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(2)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(4)	$—	$—	$(1)	$—	$(7)	$(1)	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$2	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of Accumulated other comprehensive income (loss), net of tax and excluding "Noncontrolling interest," for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2020	$(254)	$(82)	$(280)	$(616)
Other comprehensive income (loss) before reclassifications	66	(25)	49	90
Amounts reclassified from AOCI, net(3)	30	29	9	68
Net current-period other comprehensive income	96	4	58	158
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2019	$(231)	$(8)	$(244)	$(483)
Other comprehensive (loss) income before reclassifications	(86)	(13)	5	(94)
Amounts reclassified from AOCI, net	—	(12)	6	(6)
Net current-period other comprehensive (loss) income	(86)	(25)	11	(100)
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	121	(45)	45	121
Amounts reclassified from AOCI, net(3)	30	(7)	18	41
Net current-period other comprehensive income (loss)	151	(52)	63	162
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive (loss) income before reclassifications	(81)	20	3	(58)
Amounts reclassified from AOCI, net	—	(31)	12	(19)
Net current-period other comprehensive income (loss)	(81)	(11)	15	(77)
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)
_________________________
(1)For additional information on our cash flow hedges, see Note 13 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 11 – Postretirement Benefit Plans.
(3)Amounts reclassified from AOCI relate to currency translation are due to the sale of Duffel.

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
For the electricity swap, the average forward price at September 30, 2020, estimated using the method described above, was $40 per megawatt hour, which represented an approximately $3 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $30 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2020 and March 31, 2020, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2020 and March 31, 2020. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2020		March 31, 2020
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$53	$(93)	$187	$(107)
Currency exchange contracts	13	(60)	15	(106)
Energy contracts	3	(3)	—	(10)
Total level 2 instruments	$69	$(156)	$202	$(223)
Level 3 instruments:
Energy contracts	—	(3)	—	(6)
Total level 3 instruments	$—	$(3)	$—	$(6)
Total gross	$69	$(159)	$202	$(229)
Netting adjustment(1)	$(41)	$41	$(72)	$72
Total net	$28	$(118)	$130	$(157)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other expenses, net" for the three and six months ended September 30, 2020 related to Level 3 financial instruments.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2020	$(6)
Unrealized/realized gain (loss) included in earnings(2)	3
Unrealized/realized gain (loss) included in AOCI(3)	1
Settlements(2)	(1)
Balance as of September 30, 2020	$(3)
_________________________
(1)Represents net derivative liabilities.
(2)Included in "Other expenses, net."
(3)Included in "Net change in fair value of effective portion of cash flow hedges."
In addition to our derivative assets and liabilities held at fair value, we have a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. We have recorded a receivable at a fair value of €93 million ($109 million as of September 30, 2020) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. See Note 3 – Discontinued Operations for more information.
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

	September 30, 2020		March 31, 2020
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$2	$2	$—	$—
Total debt — third parties (excluding finance leases and short-term borrowings)	6,812	6,916	5,364	5,267

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. OTHER EXPENSES, NET
"Other expenses, net" is comprised of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Currency losses, net(1)	$5	$1	$3	$2
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(6)	(3)	27	(9)
Realized losses on change in fair value of derivative instruments, net(2)	9	1	—	8
Gain on sale of assets, net	—	(1)	(2)	(2)
Loss on Brazilian tax litigation, net(3)	—	1	—	1
Interest income	(1)	(3)	(4)	(6)
Non-operating net periodic benefit cost(4)	10	8	20	15
Charitable contribution(5)	—	—	50	—
Other, net	1	(2)	(1)	(3)
Other expenses, net	$18	$2	$93	$6
_________________________
(1)Includes "Loss recognized on balance sheet remeasurement currency exchange contracts, net." See Note 12 – Currency Losses (Gains) for further details.
(2)See Note 13 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 18 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans.
(5)Represents a charitable contribution for COVID-19 relief.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. INCOME TAXES
For the three and six months ended September 30, 2020, we had an effective tax rate of 32% and 33%, respectively. For the three and six months ended September 30, 2019, we had an effective tax rate of 27% and 30%, respectively. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits.
As of September 30, 2020, we had a net deferred tax asset of $55 million. This amount included gross deferred tax assets of approximately $1,616 million and a valuation allowance of $814 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law in the United States. Certain provisions of the CARES Act impacted the 2020 income tax provision computations by the Company and were reflected in the fourth quarter of fiscal 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 (fiscal 2020) and 2020 (fiscal 2021). The modifications to Section 163(j) increase the allowable business interest deduction from 30% to 50% of adjusted taxable income (ATI) as well as allow the election to apply 2019 ATI to compute 163(j) for the current year. This modification significantly increased the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the fiscal year ended March 31, 2020 and increased the tax losses for the quarter ended September 30, 2020.
Prior to being acquired by Novelis, Aleris entities had significant attributes in the U.S., Germany, and China which required evaluation after the acquisition. For U.S. purposes, a corporation’s ability to deduct its U.S. NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of IRC Section 382 if it undergoes an ownership change defined as a cumulative stock ownership change among material stockholders exceeding 50% during a rolling three-year period. Based on our preliminary analysis under Section 382, we believe that approximately $202 million of Aleris US federal NOL carryforwards are limited by Section 382 as of September 30, 2020. For state tax purposes, management believes it is more likely than not that a limitation under Section 382 will impair the realizability of the net deferred tax assets and a $16 million valuation allowance has been recorded on the state attributes.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
18. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $64 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2020 and March 31, 2020 were approximately $22 million and $8 million, respectively. Of the total $22 million at September 30, 2020, $5 million was associated with restructuring actions and the remaining $17 million is associated with undiscounted environmental clean-up costs. As of September 30, 2020, $7 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of September 30, 2020 and March 31, 2020 were $23 million and $27 million, respectively. As of September 30, 2020, $6 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $17 million as of September 30, 2020 and $18 million as of March 31, 2020. As of September 30, 2020, $1 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in "Other expenses, net" on the condensed consolidated statement of operations.
For additional information, please refer to our Form 10-K for the fiscal year ended March 31, 2020.
Duffel Sale
As a portion of the consideration received for the sale of Duffel, we received €100 million ($117 million as of September 30, 2020) that is deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently expected to be commenced after the conclusion of a three month contractual cooling off period. The arbitration will determine the responsibility of ALVANCE to Novelis based on the parties’ relative culpability for certain breaches of obligations under the purchase and sale agreement, reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At September 30, 2020, the estimated fair value of the purchase price subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in "Other long–term assets — third parties" and changes to the estimated fair value resulting from quarterly revaluations will be recorded to “Net income (loss) from discontinued operations, net of tax."
See Note 3 – Discontinued Operations for more information.

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
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) "depreciation and amortization"; (b) "interest expense and amortization of debt issuance costs"; (c) "interest income"; (d) "unrealized gains (losses) on change in fair value of derivative instruments, net," except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) "(gain) loss on extinguishment of debt"; (g) noncontrolling interest's share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) "restructuring and impairment, net"; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) "income tax provision (benefit)"; (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) "business acquisition and other integration related costs"; (r) purchase price accounting adjustments; (s) "income (loss) from discontinued operations, net of tax"; and (t) "loss on sale of discontinued operations, net of tax."
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

September 30, 2020	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$502	$310	$—	$—	$812
Total assets	4,809	4,334	2,308	1,629	32	13,112

March 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$465	$295	$—	$—	$760
Total assets	4,274	3,075	1,737	1,626	277	10,989

Selected Operating Results Three Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,192	$792	$480	$425	$89	$2,978
Net sales - intersegment	—	25	4	—	(29)	—
Net sales	$1,192	$817	$484	$425	$60	$2,978

Depreciation and amortization	$65	$43	$22	$17	$(6)	$141
Income tax provision	17	2	14	29	6	68
Capital expenditures	41	17	28	29	(2)	113

Selected Operating Results Three Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,070	$770	$478	$457	$76	$2,851
Net sales - intersegment	—	38	3	13	(54)	—
Net sales	$1,070	$808	$481	$470	$22	$2,851

Depreciation and amortization	$38	$28	$15	$17	$(10)	$88
Income tax provision (benefit)	11	(3)	5	28	4	45
Capital expenditures	75	13	34	19	—	141

Selected Operating Results Six Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$2,020	$1,461	$979	$770	$174	$5,404
Net sales - intersegment	—	43	10	7	(60)	—
Net sales	$2,020	$1,504	$989	$777	$114	$5,404

Depreciation and amortization	$114	$81	$42	$35	$(13)	$259
Income tax (benefit) provision	(16)	(8)	24	54	(15)	39
Capital expenditures	89	32	51	53	(3)	222

Selected Operating Results Six Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$2,186	$1,522	$990	$924	$154	$5,776
Net sales - intersegment	—	84	5	25	(114)	—
Net sales	$2,186	$1,606	$995	$949	$40	$5,776

Depreciation and amortization	$76	$57	$31	$33	$(21)	$176
Income tax provision	28	—	13	55	12	108
Capital expenditures	169	23	72	38	3	305
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from "Net (loss) income attributable to our common shareholder" to segment income from reportable segments.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Net (loss) income attributable to our common shareholder	$(37)	$123	$(116)	$250
Income tax provision	68	45	39	108
Depreciation and amortization	141	88	259	176
Interest expense and amortization of debt issuance costs	70	61	140	126
Adjustment to reconcile proportional consolidation	15	14	29	29
Unrealized (gains) losses on change in fair value of derivative instruments, net	(6)	(3)	27	(9)
Realized losses on derivative instruments not included in segment income	1	1	4	3
Restructuring and impairment, net	7	32	8	33
Gain on sale of fixed assets	—	(1)	(2)	(2)
Purchase price accounting adjustments	1	—	29	—
Loss from discontinued operations, net of tax	11	—	29	—
Loss on sale of discontinued operations, net of tax	170	—	170	—
Metal price lag	12	5	32	7
Business acquisition and other integration related costs	—	12	11	29
Other, net	2	(3)	49	(4)
Segment income from reportable segments	$455	$374	$708	$746
"Business acquisition and other integration related costs" are primarily legal and professional fees associated with our acquisition of Aleris.
"Adjustment to reconcile proportional consolidation" relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated "Income tax provision."
"Realized losses on derivative instruments not included in segment income" represents foreign currency derivatives not related to operations.
"Purchase price accounting adjustments" primarily relates to the relief of the inventory step-up related to the acquired Aleris business.
"Other, net" related primarily relates to a charitable contribution as well as interest income.
The table below displays segment income from reportable segments by region.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
North America	$205	$171	$283	$341
Europe	63	60	83	113
Asia	74	46	149	99
South America	112	97	188	193
Eliminations and other	1	—	5	—
Segment income from reportable segments	$455	$374	$708	$746

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our "Net sales" by value stream.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2020	2019	2020	2019
Can	$1,455	$1,591	$2,835	$3,178
Automotive	654	672	967	1,381
Aerospace and industrial plate	93	—	195	—
Specialty	776	588	1,407	1,217
Net sales	$2,978	$2,851	$5,404	$5,776

Major Customers
The following table displays net sales to customers representing 10% or more of our total "Net sales" for any of the periods presented.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Ball	14%	23%	15%	22%
Ford	9	10	7	10
Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Purchases from RT as a percentage of total combined metal purchases	9%	11%	8%	11%

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
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive, aerospace, and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of September 30, 2020, we had manufacturing operations in nine countries on four continents, through 33 operating plants, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
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
As used in this Quarterly Report, consolidated "aluminum rolled product shipments" or "flat-rolled product shipments" refers to aluminum rolled products shipments to third parties. Regional "aluminum rolled product shipments" or "flat-rolled product shipments" refers to aluminum rolled products shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled products as well as certain other non-rolled product shipments, primarily scrap, used beverage cans (UBC), ingot, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP" commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne (mt) is equivalent to 2,204.6 pounds. One kilotonne (kt) is 1,000 metric tonnes.
References to our Form 10-K made throughout this document refer to our Form 10-K for the fiscal year ended March 31, 2020, filed with the United States Securities and Exchange Commission (SEC) on May 7, 2020.
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and is now integrating the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifies its product and customer portfolio. In addition, at least $150 million of run-rate synergies have been identified, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. In the months since closing the transaction, $38 million of run-rate cost synergies have already been achieved. The results from continuing operations reported for the period ending September 30, 2020 reflect the acquired businesses.
The early months of the current fiscal year were impacted by a short-term reduction in demand for aluminum rolled products, negatively impacted by the spread of the COVID-19 pandemic. Some industries such as automotive, aerospace, and some specialty markets, including heat exchangers and transportation, experienced a sharper demand decline than the more resilient beverage can segment. However, demand strengthened considerably in the second fiscal quarter across most end markets. While aerospace demand remains muted, some end markets, including automotive and specialties, have returned to near pre-COVID demand levels, as many customers have reopened their facilities and work to replenish depleted inventory levels due to relatively strong consumer demand. While demand visibility beyond the next quarter remains limited, we believe the long-term trends for flat-rolled aluminum products remain strong. Economic growth, material substitution, and sustainability, including environmental awareness around polyethylene terephthalate (PET) plastics, continue to support long-term increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting and recycling capability in Pindamonhangaba, Brazil to support this demand.

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
We expect long-term demand for building and construction and other specialty products will grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, semiconductor, rail, and other technically demanding applications.
We believe significant aircraft industry order backlogs for key original equipment manufacturers (OEMs) including Airbus and Boeing will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand.
COVID-19 Response
The COVID-19 pandemic has caused travel and business disruption and economic volatility. Government mandates to stay at home or avoid large gatherings of people have caused some of our customers to temporarily shut down their manufacturing facilities due to lack of demand, government decree, or public health concerns. While it remains difficult to predict end market demand in this fluid situation, we are encouraged by the resiliency of the beverage can market and the ongoing recovery in the automotive and specialty markets since May as customer production resumes. We continue working closely with our customers to adjust production based on their sales forecasts.
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
Liquidity Position
We believe that we have substantial liquidity to navigate the current dynamic environment. Our cash and cash equivalents and long-term committed available borrowings aggregated to more than $2.6 billion of liquidity at September 30, 2020.
Early in the fiscal year, we took measures to mitigate the downturn in sales. We identified potential cost reductions between operating fixed costs, selling, general and administrative expenses, and research and developments costs. Examples include lower employment costs stemming from shift optimization, reduced overtime, a hiring freeze, and fewer contractors, as well as lower non-strategic professional fees and travel, among other savings initiatives. While we remain ready to flex costs as necessary in line with customer demand trends, some of these identified cost reductions may be temporary, as we increase production to near pre-pandemic levels in response to strengthening customer demand in recent months. We continue to prioritize capital spending and plan to reduce comparable spending by approximately $150 million in fiscal 2021. With additional capital expenditures required to maintain the acquired Aleris facilities, we expect total capital spending to be in the range of $450 million to $500 million for the full fiscal year 2021. We remain committed to our previously announced strategic capacity expansions, and have restarted the commissioning process of our new automotive capacity in the U.S. and China as demand recovers.
Market Trends
While long-term demand trends for flat-rolled aluminum products remain broadly intact, there are varying degrees of uncertainty in near-term demand resulting from the COVID-19 pandemic across end markets. Beverage can represents the largest share of our shipment product portfolio, and has historically been a relatively recession resistant product. As expected, our beverage can sheet shipments were minimally impacted during the quarter. In North and South America, demand for aluminum cans as a package type was very strong, as consumers increased at-home beverage consumption in cans. However, Asia and Europe faced some challenges related to reduced summer tourism, and fewer public events and gatherings.

The automotive industry was severely impacted by the slowdown resulting from COVID-19 in the first quarter of fiscal 2021, as major US and European automotive OEMs temporarily shut down production. However, the resumption of most customer operations beginning in May, combined with strong demand for larger vehicles like pick-up trucks and SUVs, as well as electric vehicles, drove a significant increase in our automotive shipments in the second quarter of the fiscal year, approximately double first quarter shipment levels. While the strong near-term order book is a positive sign, it is unclear how ongoing global recession concerns may impact overall demand beyond the next quarter.
Demand for specialties products has also mostly recovered from the lows in April and May. Demand for aluminum sheet in the electronics market in Asia remains strong as consumers purchase tablets, laptops, mobile phones, and other communication devices to work and attend school remotely. Demand for container foil used in recyclable coffee capsules remains resilient in Europe, while the building and construction markets in Europe, and more notably in North America, have shown a strong recovery in our second fiscal quarter supported by an increase in home renovation projects as people spend more time in their homes due to social distancing and mandates.
In aerospace, sharply lower consumer travel is expected to drive soft demand for aerospace sheet and plate into next year.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2020	2019		2020	2019
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,602	$1,774	(10)%	$1,489	$1,900	(22)%
Average cash price during the period	1,706	1,761	(3)	1,600	1,777	(10)
Closing cash price as of end of period	1,737	1,704	2	1,737	1,704	2
The weighted average local market premium are as follows:

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2020	2019		2020	2019
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$170	$239	(29)%	$140	$241	(42)%

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
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge various price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the condensed consolidated statement of operations. In the second quarter of fiscal 2021, the Company designated certain Aleris LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts "Income from continuing operations before income tax provision" and "Net income." Gains and losses on metal derivative contracts are not recognized in "Segment income" until realized.
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

			Average Exchange Rate		Average Exchange Rate
			Three Months Ended		Six Months Ended
	Exchange Rate as of		September 30,		September 30,
	September 30, 2020	March 31, 2020	2020	2019	2020	2019
Euro per U.S. dollar	0.853	0.911	0.845	0.907	0.872	0.898
Brazilian real per U.S. dollar	5.641	5.199	5.438	4.023	5.441	3.964
South Korean won per U.S. dollar	1,174	1,223	1,183	1,200	1,203	1,184
Canadian dollar per U.S. dollar	1.336	1.425	1.326	1.322	1.352	1.328
Swiss franc per euro	1.078	1.061	1.077	1.093	1.070	1.109

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended September 30, 2020, we reported "Net (loss) income attributable to our common shareholder" a net loss of $37 million, a decrease of 130% compared to income of $123 million in the prior comparable period. We reported segment income of $455 million, an increase of 22% compared to $374 million in the prior comparable period. The increase in segment income was primarily driven by the impact of acquired legacy Aleris business and cost reduction initiatives, partially offset by impacts resulting from the COVID-19 pandemic. In addition, the current year quarter includes higher depreciation and amortization and interest expense, primarily driven by the acquisition of Aleris.
For the six months ended September 30, 2020, we reported "Net (loss) income attributable to our common shareholder" of $116 million, a decrease of 146% compared to income of $250 million in the prior comparable period. We reported segment income of $708 million, a decrease of 5% compared to $746 million in the prior comparable period. The decline in net income was primarily driven by impacts resulting from the COVID-19 pandemic, including a $50 million charitable donation to support COVID-19 relief efforts, partially offset by the impact of acquired legacy Aleris businesses during the current year. In addition, the current year includes $27 million of unrealized derivative losses and a $29 million purchase price accounting adjustment resulting from the relief of an inventory step-up, both primarily related to the acquired Aleris business in the first quarter. Further, these factors combined with favorable working capital changes caused by lower base aluminum prices drove net cash provided by operating activities to $348 million for the six months ended September 30, 2020, an increase of $46 million over the comparable prior period.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	March 31, 2020	June 30, 2020	September 30, 2020
Net sales	$2,925	$2,851	$2,715	$2,726	$11,217	$2,426	2,978
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(9)%	(10)%	(12)%	(9)%	(17)%	4%
Rolled product shipments:
North America	289	286	269	267	1,111	272	367
Europe	234	245	224	220	923	212	240
Asia	184	177	173	184	718	184	178
South America	139	141	146	148	574	113	148
Eliminations	(16)	(14)	(15)	(8)	(53)	(7)	(10)
Total	830	835	797	811	3,273	774	923

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	(3)%	(4)%	(9)%	(3)%	(6)%	28%
Europe	1	7	6	(11)	1	(9)	(2)%
Asia	5	5	(5)	(7)	(1)	—	1%
South America	10	12	3	3	7	(19)	5%
Total	4%	3%	—%	(7)%	—%	(7)%	11%
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
"Net sales" were $3 billion, an increase of 4%, primarily driven by an 11% increase in shipments primarily related to the acquired business, partially offset by lower average aluminum prices.
"Income from continuing operations before income tax provision" was $212 million, compared to $168 million in the prior period. In addition to the factors noted above, the following items affected "Income from continuing operations before income tax provision."

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" was $2.4 billion, an increase of 2%, driven by higher volume, partially offset by lower average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" decreased $53 million over the prior period.
Depreciation and Amortization
"Depreciation and amortization" was $141 million in the three months ended September 30, 2020 quarter compared to $88 million in the three months ended September 30, 2019. The increase is primarily related to the depreciation of acquired Aleris assets.
Selling, General and Administrative
"Selling, general and administrative expense" (SG&A) was $129 million in the three months ended September 30, 2020 compared to $122 million in the three months ended September 30, 2019. The increase is related to the additional SG&A from the acquired Aleris business, partially offset by cost savings measures realized in the current period.
Interest Expense
"Interest expense and amortization of debt issuance costs" was $70 million and $61 million for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily related a higher average level of debt during the quarter as a result of the Aleris acquisition.
Other Expenses
"Other Expenses, net" was $18 million and $2 million for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily driven by $9 million of realized derivative losses, compared to a $1 million loss in the previous year. The increased realized loss on change in fair value of derivative instruments, net primarily related to the acquired Aleris business.
Taxes
We recognized $68 million of tax expense for the three months ended September 30, 2020, which resulted in an effective tax rate of 32%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes. We recognized $45 million of tax expense in the comparable prior period, which resulted in an effective tax rate of 27%.

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

Selected Operating Results Three Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,192	$817	$484	$425	$60	$2,978
Shipments (in kt):
Rolled products - third party	367	232	176	148	—	923
Rolled products - intersegment	—	8	2	—	(10)	—
Total rolled products	367	240	178	148	(10)	923
Non-rolled products	8	25	1	22	—	56
Total shipments	375	265	179	170	(10)	979

Selected Operating Results Three Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,070	$808	$481	$470	$22	$2,851
Shipments (in kt):
Rolled products - third party	286	237	176	136	—	835
Rolled products - intersegment	—	8	1	5	(14)	—
Total rolled products	286	245	177	141	(14)	835
Non-rolled products	11	7	1	27	(5)	41
Total shipments	297	252	178	168	(19)	876

The following table reconciles changes in "Segment income" for the three months ended September 30, 2019 to the three months ended September 30, 2020 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended September 30, 2019	$171	$60	$46	$97	$—	$374
Volume	64	28	9	8	—	109
Conversion premium and product mix	(12)	(5)	9	(13)	—	(21)
Conversion costs	(6)	(19)	4	14	—	(7)
Foreign exchange	—	(1)	2	(1)	—	—
Selling, general & administrative and research & development costs(2)	(9)	(3)	1	7	—	(4)
Other changes	(3)	3	3	—	1	4
Segment income - Three Months Ended September 30, 2020	$205	$63	$74	$112	$1	$455
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

North America
"Net sales" increased $122 million, or 11%, driven by record shipments mainly associated with acquired business and higher automotive volumes, partially offset by lower beverage can sales. Segment income was $205 million, an increase of 20%, primarily driven by higher volume, favorable metal spreads and mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business and lower automotive pricing.
Europe
"Net sales" increased $9 million, or 1%, primarily driven by higher volume and sales associated with acquired business, partially offset by lower beverage can, automotive and specialty volumes impacted by the COVID-19 pandemic. Segment income was $63 million, an increase of 5%, primarily driven by higher volume, favorable metal mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business.
Asia
"Net sales" increased $3 million, or 1%, primarily driven by record automotive and acquired aerospace business volumes, mostly offset by lower beverage can, impacted by the COVID-19 pandemic, and specialty volumes. Segment income was $74 million, an increase of 61%, primarily driven by favorable product mix, operating and selling, general and administrative cost reduction initiatives, and favorable metal costs due to improved recycling center performance, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business.
South America
"Net sales" decreased $45 million, or 10%, primarily driven by lower beverage can pricing and lower average aluminum prices, partially offset by record beverage can volume resulting from a sharp recovery in market demand. Segment income was $112 million, an increase of 15%, primarily due to higher volume, favorable metal costs and operating and selling, general and administrative cost reduction initiatives, partially offset by lower beverage can pricing.

Six Months Ended September 30, 2020 Compared to the Six Months Ended September 30, 2019
"Net sales" were $5.4 billion, a decrease of 6%, primarily due to lower volume, driven by softer demand impacted by the COVID-19 pandemic mainly in the first quarter and lower average aluminum prices, partially offset by sales related to acquired businesses.
"Income from continuing operations before income tax provision" was $122 million, compared to $358 million in the prior period. In addition to the factors noted above, the following items affected "Income from continuing operations before income tax provision."
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" was $4.5 billion, a decrease of 6%, driven by lower volume and lower average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" decreased $403 million over the prior period. Cost of goods sold in fiscal 2021 also included $29 million related to the relief of the inventory step-up on the acquired Aleris business.
Depreciation and Amortization
"Depreciation and amortization" was $259 million in the six months ended September 30, 2020 quarter compared to $176 million in the six months ended September 30, 2019. The increase is primarily related to the depreciation of acquired Aleris assets.
Selling, General and Administrative
"Selling, general and administrative expense" (SG&A) was $251 million in the six months ended September 30, 2020 compared to $249 million in the six months ended September 30, 2019. The increase is related to the additional SG&A from the acquired Aleris business, mostly offset by cost savings measures realized in the current period.
Interest Expense
"Interest expense and amortization of debt issuance costs" was $140 million and $126 million for the six months ended September 30, 2020 and 2019, respectively. The increase is primarily related a higher average level of debt during the year as a result of the Aleris acquisition.
Other Expenses
"Other Expenses, net" was $93 million and $6 million for the six months ended September 30, 2020 and 2019, respectively. The increase is primarily driven by a $50 million charitable donation to support COVID-19 relief efforts and $27 million of unrealized derivative losses, compared to a $9 million gain in the prior year, mainly related to the acquired Aleris business.
Taxes
We recognized $39 million of tax expense for the six months ended September 30, 2020, which resulted in an effective tax rate of 33%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes. We recognized $108 million of tax expense in the prior comparable period which resulted in an effective tax rate of 30%.

Segment Review

Selected Operating Results Six Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,020	$1,504	$989	$777	$114	$5,404
Shipments
Rolled products - third party	639	440	358	260	—	1,697
Rolled products - intersegment	—	12	4	1	(17)	—
Total rolled products	639	452	362	261	(17)	1,697
Non-rolled products	20	42	2	47	(7)	104
Total shipments	659	494	364	308	(24)	1,801

Selected Operating Results Six Months Ended September 30, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,186	$1,606	$995	$949	$40	$5,776
Shipments
Rolled products - third party	575	460	359	271	—	1,665
Rolled products - intersegment	—	19	2	9	(30)	—
Total rolled products	575	479	361	280	(30)	1,665
Non-rolled products	23	14	2	56	(12)	83
Total shipments	598	493	363	336	(42)	1,748

The following table reconciles changes in segment income for the six months ended September 30, 2019 to the six months ended September 30, 2020 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Six Months Ended September 30, 2019	$341	$113	$99	$193	$—	$746
Volume	27	28	29	(20)	10	74
Conversion premium and product mix	(67)	(31)	23	(12)	—	(87)
Conversion costs	(8)	(21)	(8)	14	(5)	(28)
Foreign exchange	1	(5)	5	2	—	3
Selling, general & administrative and research & development costs(2)	(6)	(4)	(1)	11	(3)	(3)
Other changes	(5)	3	2	—	3	3
Segment income - Six Months Ended September 30, 2020	$283	$83	$149	$188	$5	$708
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

North America
"Net sales" decreased $166 million, or 8%, driven by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices, partially offset by sales associated with the Aleris acquisition. Segment income was $283 million, a decrease of 17%, primarily driven by unfavorable product mix, and higher fixed and selling, general and administrative costs associated with the acquired business, partially offset by higher total volume and operating and selling, general and administrative cost reduction initiatives.

Europe
"Net sales" decreased $102 million, or 6%, driven by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices, partially offset by and sales associated with acquired businesses. Segment income was $83 million, a decrease of 27%, primarily driven by unfavorable product mix and higher fixed and selling, general and administrative costs associated with acquired business, partially offset by better metal mix, higher total volume, and operating and selling, general and administrative cost reduction initiatives.
Asia
"Net sales" decreased $6 million, or 1%, driven by lower aluminum prices, as well as lower can and specialty volumes, partially offset by higher automotive volumes and sales associated with acquired businesses. Segment income was $149 million, an increase of 51%, primarily due to favorable product mix, operating and selling, general and administrative cost reduction initiatives, and favorable metal costs, partially offset by higher fixed and selling, general and administrative costs associated with the acquired business.
South America
"Net sales" decreased $172 million, or 18%, driven by lower beverage can and specialty volume impacted by the COVID-19 pandemic and lower aluminum prices. Segment income was $188 million, a decrease of 3%, primarily due to lower volume and lower can pricing, partially offset by lower metal costs and operating and selling, general and administrative cost reduction initiatives.

Liquidity and Capital Resources
Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Non-Guarantor Information
As of September 30, 2020, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the six months ended September 30, 2020)	22%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2020)	19%
Assets owned by non-guarantor subsidiaries (as of September 30, 2020)	16%

In addition, for the six months ended September 30, 2020 and 2019, the Company’s subsidiaries that are not guarantors had net sales of $1.4 billion, and as of September 30, 2020, those subsidiaries had assets of $3.2 billion and debt and other liabilities of $2.0 billion (including intercompany balances).
Available Liquidity
Our available liquidity as of September 30, 2020 and March 31, 2020 is as follows.

in millions	September 30, 2020	March 31, 2020
Cash and cash equivalents	$1,627	$2,392
Availability under committed credit facilities(1)	1,005	186
Total available liquidity	$2,632	$2,578
 _________________________
(1)Our availability under committed credit facilities as of March 31, 2020 does not include the financing for Aleris.
The increase in total available liquidity primarily relates to an increase in availability under committed credit facilities primarily resulting from payments on our ABL. This is offset by a decrease in cash and cash equivalents primarily resulting from the payment of $2.6 billion for the acquisition of Aleris, net of cash received, and net payments on our revolving credit facilities of $358 million, partially offset by $1.9 billion of proceeds from the issuance of short-term and long-term debt and free cash flow of $132 million. See Note 9 – Debt for more details about our availability under committed credit facilities.
The "Cash and cash equivalents" balance above includes cash held in foreign countries in which we operate. As of September 30, 2020, we held $2 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2020, we held $1.4 billion of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2020, we do not believe adverse tax consequences exist that restrict our use of "Cash and cash equivalents" in a material manner.

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2020	2019	Change
Net cash provided by operating activities - continuing operations	$369	$302	$67
Net cash used in investing activities - continuing operations	(2,822)	(281)	(2,541)
Plus: Cash used in the acquisition of assets under a capital lease	—	—	—
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	2,614	—	2,614
Plus: Accrued merger consideration(1)	10	—	10
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(2)	(3)	1
Free cash flow from continuing operations	169	18	151
Net cash used in operating activities - discontinued operations	(21)	—	(21)
Net cash provided by investing activities - discontinued operations	207	—	207
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(2)	(223)	—	—
Free cash flow	$132	$18	$337
Ending cash and cash equivalents	$1,627	$935	$692
_________________________
(1)The total of "Acquisition of business, net of cash and restricted cash acquired" and "Accrued merger consideration" represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $9 million of restricted cash, and $41 million of discontinued operations cash and cash equivalents acquired.
(2)"Proceeds from the sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations" represents the proceeds from the sale of Duffel, net of cash sold of $23 million.
Operating Activities
The increase in "Net cash provided by operating activities" primarily relates to changes in working capital, partially offset by a decrease in "Segment Income." The net change in working capital was primarily driven by lower base aluminum prices.
Investing Activities
"Net cash used in investing activities" was primarily attributable to the acquisition cost of Aleris net of cash acquired, amounting to $2.6 billion as well as capital expenditures of $222 million, partially offset by $223 million in proceeds from the sale of Duffel, net of cash sold.
Financing Activities
During the six months ended September 30, 2020, there were $1.9 billion issuances of long-term and short-term borrowings, including $1.1 billion in issuances on our Short Term Credit Agreement and $775 million in issuances in incremental term loans on our Term Loan Facility. The proceeds of these issuances were used to pay a portion of the consideration payable in the acquisition of Aleris. Additionally, we issued $22 million on our China Bank Loans and $13 million of short-term debt in Brazil. As a result of our issuances, we paid $24 million in debt issuance costs. We made principal repayments of $9 million on our Term Loan Facility, $9 million on our Zhenjiang Term Loans, $5 million on our short-term debt in Brazil, and $4 million on our incremental loans on our Term Loan Facility. The net cash outflows from our revolving credit facilities is related to net outflows of $413 million on our ABL Revolver, net of $29 million of proceeds from our China credit facilities and $26 million of net proceeds from our Korea credit facilities.
During the six months ended September 30, 2019, we borrowed $12 million of long-term debt in China to fund capital expansion projects. We made principal repayments of $9 million on our Term Loan Facility and $2 million in finance leases and other repayments. The net cash repayments from our credit facilities balance are primarily related to payments of $23 million on our China credit facility.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2020 and March 31, 2020, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, long-term purchase obligations, postretirement benefit plans, and uncertain tax positions. See Note 9 – Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the fiscal year ended March 31, 2020 for more details.
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
"Free cash flow" consists of: (a) "Net cash provided by (used in) operating activities - continuing operations," (b) plus "Net cash provided by (used in) investing activities - continuing operations," (c) plus "Net cash provided by (used in) operating activities - discontinued operations," (d) plus "Net cash provided by (used in) investing activities - discontinued operations," (e) plus cash used in the "Acquisition of assets under a capital lease," (f) plus cash used in the "Acquisition of business, net of cash and restricted cash acquired," (g) plus accrued merger consideration, (h) less "Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging," and (g) less "Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations." Management believes "Free cash flow" is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, "Free cash flow" does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of "Free cash flow." Our method of calculating "Free cash flow" may not be consistent with that of other companies.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2020, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause the change in fair value to negatively impact the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(92)
Copper	(10)	(2)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2020, given a 10% decline in spot prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(1)
Natural gas	(10)	(4)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2020, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(28)
Euro	10	(2)
Korean won	(10)	(42)
Canadian dollar	(10)	(3)
British pound	(10)	(13)
Swiss franc	(10)	(24)
Chinese yuan	10	(3)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
As discussed throughout this Quarterly Report on Form 10-Q, we completed the acquisition of Aleris on April 14, 2020. The acquisition was accounted for as a business combination, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended September 30, 2020. We have implemented business combination controls in connection with this acquisition. Additionally, as a result of the acquisition, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. The internal control over financial reporting of Aleris will be excluded from management’s assessment of internal control over financial reporting as of March 31, 2021. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment No. 1 to Short Term Credit Agreement, dated as of August 25, 2020, among Novelis Holdings Inc., as Borrower, Novelis Inc., as Parent, AV Metals Inc., as Holdings, the other Guarantors party thereto, the Lenders party thereto and Standard Chartered Bank as Administrative Agent and as Collateral Agent

10.2
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of August 25, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent

10.3
Amendment No. 4 to Credit Agreement, dated as of August 25, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent

31.1	Section 301 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Date: November 9, 2020