Form 10-Q
period 2020-12-31
Novelis Inc.
filed 2021-02-03
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2021, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

Novelis Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Net sales	$3,241	$2,715	$8,645	$8,491
Cost of goods sold (exclusive of depreciation and amortization)	2,578	2,239	7,063	7,001
Selling, general and administrative expenses	149	131	400	380
Depreciation and amortization	137	91	396	267
Interest expense and amortization of debt issuance costs	66	59	206	185
Research and development expenses	20	21	57	58
Restructuring and impairment, net	20	3	28	36
Equity in net loss of non-consolidated affiliates	3	1	1	1
Business acquisition and other related costs	—	17	11	46
Other (income) expenses, net	(7)	(3)	86	3
	2,966	2,559	8,248	7,977
Income from continuing operations before income tax provision	275	156	397	514
Income tax provision	80	49	119	157
Net income from continuing operations	195	107	278	357
Loss from discontinued operations, net of tax	(18)	—	(47)	—
Loss on sale of discontinued operations, net of tax	—	—	(170)	—
Net loss from discontinued operations	(18)	—	(217)	—
Net income	177	107	61	357
Net income attributable to noncontrolling interests	1	—	1	—
Net income attributable to our common shareholder	$176	$107	$60	$357
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Net income	$177	$107	$61	$357
Other comprehensive income:
Currency translation adjustment	170	79	321	(2)
Net change in fair value of effective portion of cash flow hedges	35	(7)	(36)	(23)
Net change in pension and other benefits	—	2	87	28
Other comprehensive income before income tax effect	205	74	372	3
Income tax provision (benefit) related to items of other comprehensive income	12	(1)	14	2
Other comprehensive income, net of tax	193	75	358	1
Comprehensive income	370	182	419	358
Comprehensive income attributable to noncontrolling interest, net of tax	2	1	5	4
Comprehensive income attributable to our common shareholder	$368	$181	$414	$354
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,164	$2,392
Accounts receivable, net
— third parties (net of allowance for uncollectible accounts of $8 as of December 31, 2020 and March 31, 2020)	1,556	1,067
— related parties	185	164
Inventories	1,791	1,409
Prepaid expenses and other current assets	185	145
Fair value of derivative instruments	146	202
Assets held for sale	5	5
Current assets of discontinued operations	11	—
Total current assets	5,043	5,384
Property, plant and equipment, net	4,732	3,580
Goodwill	1,065	607
Intangible assets, net	718	299
Investment in and advances to non–consolidated affiliates	858	760
Deferred income tax assets	185	140
Other long–term assets
— third parties	358	219
— related parties	1	—
Total assets	$12,960	$10,989

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$59	$19
Short–term borrowings	151	176
Accounts payable
— third parties	2,097	1,732
— related parties	252	176
Fair value of derivative instruments	183	214
Accrued expenses and other current liabilities	625	613
Current liabilities of discontinued operations	14	—
Total current liabilities	3,381	2,930
Long–term debt, net of current portion	6,295	5,345
Deferred income tax liabilities	152	194
Accrued postretirement benefits	1,056	930
Other long–term liabilities	296	229
Total liabilities	11,180	9,628
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2020 and March 31, 2020	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	688	628
Accumulated other comprehensive loss	(266)	(620)
Total equity of our common shareholder	1,826	1,412
Noncontrolling interests	(46)	(51)
Total equity	1,780	1,361
Total liabilities and equity	$12,960	$10,989
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 7 – Consolidation for information on our consolidated variable interest entity (VIE).

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
in millions	2020	2019
OPERATING ACTIVITIES
Net income	$61	$357
Net loss from discontinued operations	(217)	—
Net income from continuing operations	$278	$357
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	396	267
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(8)	(32)
Gain on sale of assets	—	(1)
Impairment charges	—	13
Deferred income taxes, net	1	30
Equity in net loss of non-consolidated affiliates	1	1
Gain on foreign exchange remeasurement of debt	(2)	—
Amortization of debt issuance costs and carrying value adjustments	21	14
Other, net	—	2
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(174)	143
Inventories	83	(42)
Accounts payable	154	(168)
Other assets	68	(3)
Other liabilities	(170)	(109)
Net cash provided by operating activities - continuing operations	648	472
Net cash used in operating activities - discontinued operations	(78)	—
Net cash provided by operating activities	$570	$472
INVESTING ACTIVITIES
Capital expenditures	$(333)	$(430)
Acquisition of business, net of cash and restricted cash acquired	(2,614)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	4	3
Proceeds from investment in and advances to non-consolidated affiliates, net	10	6
(Outflows) proceeds from the settlement of derivative instruments, net	(3)	3
Other	9	10
Net cash used in investing activities - continuing operations	(2,927)	(408)
Net cash provided by investing activities - discontinued operations	357	—
Net cash used in investing activities	$(2,570)	$(408)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,972	$79
Principal payments of long-term and short-term borrowings	(589)	(16)
Revolving credit facilities and other, net	(609)	(38)
Debt issuance costs	(25)	(3)
Contingent consideration paid in acquisition of business	(9)	—
Net cash provided by financing activities - continuing operations	740	22
Net cash used in financing activities - discontinued operations	(2)	—
Net cash provided by financing activities	$738	$22
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,262)	86
Effect of exchange rate changes on cash	53	(4)
Cash, cash equivalents and restricted cash — beginning of period	2,402	960
Cash, cash equivalents and restricted cash — end of period	$1,193	$1,042

Cash and cash equivalents	$1,164	$1,031
Restricted cash (Included in "Other long–term assets")	15	11
Restricted cash (Included in "Prepaid expenses and other current assets")	14	—
Cash and cash equivalents of discontinued operations	—	—
Cash, cash equivalents and restricted cash — end of period	$1,193	$1,042

Supplemental Disclosures:
Accrued capital expenditures as of December 31	$72	$59
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2019	1,000	$—	$1,404	$208	$(506)	$(35)	$1,071
Net income attributable to our common shareholder	—	—	—	357	—	—	357
Currency translation adjustment included in AOCI	—	—	—	—	(2)	—	(2)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $6 included in AOCI	—	—	—	—	(17)	—	(17)
Change in pension and other benefits, net of tax provision of $8 included in AOCI	—	—	—	—	16	4	20
Balance as of December 31, 2019	1,000	$—	$1,404	$565	$(509)	$(31)	$1,429

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net income attributable to our common shareholder	—	—	—	60	—	—	60
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in AOCI	—	—	—	—	321	—	321
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $7 included in AOCI	—	—	—	—	(29)	—	(29)
Change in pension and other benefits, net of tax provision of $21 included in AOCI	—	—	—	—	62	4	66
Balance as of December 31, 2020	1,000	$—	$1,404	$688	$(266)	$(46)	$1,780

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2019	1,000	$—	$1,404	$458	$(583)	$(32)	$1,247
Net income attributable to our common shareholder	—	—	—	107	—	—	107
Currency translation adjustment included in AOCI	—	—	—	—	79	—	79
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 included in AOCI	—	—	—	—	(6)	—	(6)
Change in pension and other benefits, net of tax provision of $0 included in AOCI	—	—	—	—	1	1	2
Balance as of December 31, 2019	1,000	$—	$1,404	$565	$(509)	$(31)	$1,429

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410
Net income attributable to our common shareholder	—	—	—	176	—	—	176
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in AOCI	—	—	—	—	170	—	170
Change in fair value of effective portion of cash flow hedges, net of tax provision of $12 included in AOCI	—	—	—	—	23	—	23
Change in pension and other benefits, net of tax provision of $0 included in AOCI	—	—	—	—	(1)	1	—
Balance as of December 31, 2020	1,000	$—	$1,404	$688	$(266)	$(46)	$1,780
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of December 31, 2020, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
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
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal year ended March 31, 2020 and carrying into the current fiscal year, the COVID-19 pandemic, and its unprecedented negative economic implications, have affected production and sales across a range of industries around the world.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Our global operations, similar to those of many other large, multi-national corporations, were also impacted. Early in fiscal year 2021, we were required to partially shut down or temporarily close certain facilities in the United States and abroad to comply with state orders and governmental decrees and adjust schedules at some of our facilities based on customer demand. The plant shut downs and adjusted schedules resulting from COVID-19 resulted in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers, mainly during the first quarter of the current fiscal year.
While much of our customer demand and shipments recovered in the majority of our end markets during the second fiscal quarter and remained robust in the third fiscal quarter, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the US and global economies and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the distribution and adoption of vaccines.
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
Reclassifications and Revisions of Previously Issued Financial Statements
During the preparation of the consolidated financial statements for the fiscal year ended March 31, 2020, we identified a misstatement related to the sale of land within the previously issued Form 10-Ks for the year ended March 31, 2019 and previously issued Form 10-Qs for the quarters ended September 30, 2019 and December 31, 2019. The previously disclosed amounts for "Property, plant and equipment, net" and "Retained earnings" were understated by $5 million in the aforementioned periods.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We assessed the materiality of the misstatement and concluded it was not material to the Company’s previously issued financial statements for the year ended March 31, 2019 and that amendments of previously filed financial statements were therefore not required. However, we elected to revise the previously reported amounts in the condensed consolidated statements of shareholder's equity to correct the misstatement. This revision applies to the previously reported amounts for "Retained earnings" in the condensed consolidated statements of shareholder's equity for the interim periods ended September 30, 2019 and December 31, 2019 included within this filing.
In addition, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2020, we identified a misstatement related to the calculation of accrued capital expenditures within the statement of cash flows in our previously issued Form 10-Ks for the years ended March 31, 2019 and March 31, 2020 and the interim periods within these years. As a result, the previously reported amounts for "Capital expenditures" were understated by $8 million, changes in accounts payable were overstated by $8 million, and "Accrued capital expenditures," presented in supplemental disclosures, were overstated by $41 million for the nine months ending December 31, 2019.
We assessed the materiality of the misstatement and concluded it was not material to the company's previously issued financial statements for the years ended March 31, 2019 and March 31, 2020 and the interim periods within these years. However, we elected to revise the previously reported amounts for "Capital expenditures" and changes in accounts payable within the condensed consolidated statement of cash flows, "Accrued capital expenditures" within the supplemental disclosures to the condensed consolidated statement of cash flows, and "Capital expenditures" within Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Standards

Standard	Adoption	Description	Disclosure Impact
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting along with additional technical improvements and clarifications since issued (Issued March 2020)
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

The Company elected to early adopt the standard on a prospective basis. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard removed the limit on the tax benefit recognized on pre-tax losses during an interim period, which allowed the Company to recognize a higher tax benefit in the first quarter than previously allowable.

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
	April 1, 2020	The standard provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The "current expected credit loss" (CECL) model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.	We have updated our policies and processes for reserves against our financial instruments to factor in expected credit losses. This adoption did not have a material impact on the condensed consolidated financial statements.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (Issued November 2018)	October 1, 2020
The standard clarifies the interaction between Topic 808, collaborative agreements, and Topic 806, Revenue from Contracts with Customers. Targeted improvements served to clarify when transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606.

The Company has evaluated the impact of this standard, noting that the adoption has no impact on our consolidated financial statements. We will apply this guidance to any collaborative arrangements entered into in the future.

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
(i)Under the terms of the Merger Agreement, this represents the estimated cash consideration, which is the base consideration for the settlement of all shares of common stock outstanding, including shares issued in connection with the conversion of the 6% Senior Subordinated Exchangeable Notes due 2020 issued by Aleris International, Inc. (the “Exchangeable Notes”) into Aleris common shares, and the settlement of stock options and restricted stock units, less transaction costs of $64 million. The transaction costs are removed from the base consideration as these costs were incurred by Aleris prior to the closing date and were not reimbursed by Novelis. Additionally, under the terms of the Merger Agreement, there is a €8 million (approximately $9 million at the date of acquisition) German tax indemnification included in the estimated cash for equity consideration that will be payable to the selling shareholders upon the condition that the existing Aleris German tax receivable is received from the German tax authorities. During the third quarter of fiscal 2021, Novelis settled this payable with the selling shareholders.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The condensed consolidated balance sheet as of December 31, 2020 includes the assets and liabilities of Aleris, which have been measured at fair value as of the acquisition date. The discontinued operations financial statement line items in the table below relate to Duffel and Lewisport. The preliminary allocation of purchase price recorded for Aleris as of June 30, 2020, and subsequently revised for measurement period adjustments, was as follows:

in millions	Assets Acquired as of June 30, 2020(1)	Measurement Period Adjustments	Assets Acquired as of December 31, 2020(1)
Cash and cash equivalents	$105	$—	$105
Accounts receivable(2)	251	17	268
Inventories	379	—	379
Prepaid expenses and other current assets(3)	24	—	24
Fair value of derivative instruments	46	—	46
Current assets of discontinued operations(4)	463	1	464
Property, plant and equipment(5)	949	(5)	944
Goodwill(6)(7)(8)(9)	328	130	458
Intangible assets, net(5)(6)	149	318	467
Deferred income tax assets(7)	114	(12)	102
Other long-term assets	39	—	39
Long–term assets of discontinued operations(8)	944	(390)	554
Total assets	$3,791	$59	$3,850

	Liabilities Assumed as of June 30, 2020(1)	Measurement Period Adjustments	Liabilities Assumed as of December 31, 2020(1)
Current portion of long–term debt	$24	$—	$24
Accounts Payable(2)	141	17	158
Fair value of derivative instruments	25	—	25
Accrued expenses and other current liabilities	143	1	144
Current liabilities of discontinued operations	166	—	166
Long–term debt, net of current portion	125	—	125
Deferred income tax liabilities	37	—	37
Accrued postretirement benefits	164	—	164
Other long–term liabilities(9)	41	41	82
Long–term liabilities of discontinued operations	150	—	150
Total liabilities	$1,016	$59	$1,075

Net assets acquired			$2,775

Total purchase price			$2,775
(1)In connection with the acquisition of Aleris, the Company acquired two businesses which were required to be sold. Therefore, such businesses were classified as held for sale and were included within the "Current assets of discontinued operations," "Long–term assets of discontinued operations," "Current liabilities of discontinued operations," and "Long–term liabilities of discontinued operations" line items in the above preliminary allocation of purchase price (see Note 3 – Discontinued Operations). As of December 31, 2020, both of these businesses have been sold and are no longer included in the condensed consolidated balance sheets of Novelis, Inc.
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
(5)Measurement period adjustment of $5 million related to presentational alignment of certain capitalized software in accordance with Novelis' policy during the third quarter of fiscal 2021.
(6)Measurement period adjustments related to revisions in the valuation of intangible assets based on refinements to key assumptions, such as discount rates and growth rates, of $261 million and $52 million during the second and third quarters of fiscal 2021, respectively.
(7)Measurement period adjustment related to the deferred tax impacts of the measurement period adjustments and other tax adjustments, a decrease of $34 million and an increase of $22 million during the second and third quarters of fiscal 2021, respectively.
(8)Measurement period adjustments related to estimated costs to sell the Duffel and Lewisport businesses, in addition to revisions to key assumptions of the valuation of Lewisport and Duffel's property, plant and equipment, of $284 million and $75 million during the second and third quarters of fiscal 2021, respectively, and revisions to key assumptions related to Lewisport's intangible assets of $31 million during the second quarter of fiscal 2021.
(9)Measurement period adjustment related to certain uncertain tax positions and customs related adjustments identified during the third quarter of fiscal 2021.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The amounts, based on preliminary valuations and subject to final adjustment, allocated to intangible assets are as follows:

in millions	Gross Carrying Amount(1)	Weighted-Average Useful Life
Trade name	$10	2.5 years
Technology	52	15.1 years
Customer relationships	403	22.5 years
Other intangibles	2	N/A
Total	$467	21.2 years
(1)In connection with the acquisition of Aleris, Novelis acquired two businesses which we were obligated to sell. As such, gross carrying amounts exclude amounts held for sale (see Note 3 – Discontinued Operations).
Since the acquisition date, the results of continuing operations for Aleris of $1.1 billion of net sales and $85 million of net loss have been included within the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2020.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended December 31, 2020 and 2019 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Net sales	$3,241	$3,165	$8,699	$10,003
Net income (loss)	97	95	15	268
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
Duffel
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that is deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on the parties’ relative culpability for certain breaches of obligations under the purchase and sale agreement, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE. In addition, we have recorded a €15 million ($18 million) receivable for net debt and working capital adjustments that is outstanding as of December 31, 2020.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At September 30, 2020, the estimated fair value of the purchase price subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in "Other long–term assets — third parties" and changes to the estimated fair value resulting from quarterly revaluations will be recorded to “Net income (loss) from discontinued operations, net of tax." For the periods ended December 31, 2020, the results of operations of Duffel have been presented within "Loss from discontinued operations, net of tax" in the condensed consolidated statements of operations and cash flows of Duffel have been presented as discontinued operations in the condensed consolidated statements of cash flows. For the period ended December 31, 2020, cash flows from the sale of Duffel totaled $223 million, which represents $246 million in cash proceeds less $23 million in cash sold.
Lewisport
On November 8, 2020, we entered into a definitive agreement with American Industrial Partners (AIP) for the sale of Lewisport and closed the sale on November 30, 2020. Upon closing, we received $180 million in cash proceeds. In addition, we have recorded a $17 million receivable for net working capital adjustments. For the periods ended December 31, 2020, the results of operations of Lewisport have been presented within "Loss from discontinued operations, net of tax" in the condensed consolidated statements of operations and cash flows of Lewisport have been presented as discontinued operations in the condensed consolidated statements of cash flows.
Loss on Sale of Discontinued Operations
As a result of the transactions above, for the nine months ended December 31, 2020 we recorded a loss on sale of discontinued operations of $170 million, net of taxes, associated with the sales of Duffel and Lewisport. Cash flows from the sales of Duffel and Lewisport are included in the condensed consolidated statements of cash flows as "Net cash provided by investing activities - discontinued operations." An offsetting $46 million in "Net cash provided by investing activities - discontinued operations" relates primarily to capital expenditures and outflows from the sale of derivative instruments for Duffel and Lewisport during the period prior to their divestiture.

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
The following table details the deferred revenue for which our performance obligations have not been satisfied.

Total Deferred Revenue
Deferred revenue at March 31, 2020(1)	$1
Additions	42
Revenue recognized	(28)
Amounts assumed through acquisition of Aleris	1
Deferred revenue at December 31, 2020(1)	$16
____________________
(1)Deferred revenue is included in "Accrued expenses and other current liabilities" and "Other long–term liabilities" in our condensed consolidated balance sheet.
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, generally within one fiscal year. Additionally, certain of our contracts may contain incentive payments to our customers which are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During the current quarter, we recognized $25 million in net sales associated with these customer contractual obligations.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. RESTRUCTURING AND IMPAIRMENT
"Restructuring and impairment, net" includes restructuring costs, impairments, and other related expenses. "Restructuring and impairment, net" for the three and nine months ended December 31, 2020 totaled $20 million and $28 million, respectively. Our restructuring charges are primarily related to the reorganization and right sizing of the acquired Aleris business. Of the $28 million recognized during the nine months ended December 31, 2020, $26 million relates to severance and other employee costs and $2 million relates to other costs.

"Restructuring and impairment, net" for the three and nine months ended December 31, 2019 totaled $3 million and $36 million, respectively, and primarily related to portfolio optimization efforts from closures of certain non-core operations in Europe.
As of December 31, 2020, the restructuring liability totaled $38 million with $30 million included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" on our accompanying condensed consolidated balance sheet. As of December 31, 2020, the restructuring liability totaled $23 million for the Europe segment, $9 million for South America segment, $4 million for corporate, and $2 million for the North America segment.
The following table summarizes our restructuring liability activity.

in millions	Total restructuring liabilities
Balance as of March 31, 2020	$34
Restructuring expenses	28
Cash payments	(25)
Foreign currency	1
Balance as of December 31, 2020	$38

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. INVENTORIES
"Inventories" consists of the following.

in millions	December 31, 2020	March 31, 2020
Finished goods	$453	$398
Work in process	774	643
Raw materials	372	192
Supplies	192	176
Inventories	$1,791	$1,409

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

in millions	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4	$8
Accounts receivable, net	63	24
Inventories	86	92
Prepaid expenses and other current assets	3	3
Total current assets	156	127
Property, plant and equipment, net	13	19
Goodwill	12	12
Deferred income tax assets	74	76
Other long–term assets	6	35
Total assets	$261	$269
LIABILITIES
Current liabilities:
Accounts payable	$35	$38
Accrued expenses and other current liabilities	23	30
Total current liabilities	58	68
Accrued postretirement benefits	279	287
Other long–term liabilities	4	3
Total liabilities	$341	$358

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
UAL
Ulsan Aluminum, Ltd. (UAL) is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel Ltd (Kobe). UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2020, Novelis and Kobe both hold 50% interests in UAL. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Net sales	$307	$285	$872	$893
Costs and expenses related to net sales	311	285	862	880
Income tax provision	(2)	—	3	3
Net income	$(2)	$—	$7	$10

Purchases of tolling services from Alunorf	$60	$59	$185	$186
The following table describes the period-end account balances, shown as related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	December 31, 2020	March 31, 2020
Accounts receivable — related parties	$185	$164
Other long-term assets — related parties	1	—
Accounts payable — related parties	252	176

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2020 and 2019, we recorded "Net sales" of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2020 and March 31, 2020, there was $1 million of outstanding "Accounts receivable, net — related parties" net of "Accounts payable — related parties" related to transactions with Hindalco. During each of the three and nine months ended December 31, 2020 and 2019, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. DEBT
"Debt" consists of the following.

	December 31, 2020				March 31, 2020
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short–term borrowings	2.90%	$151	$—	$151	$176	$—	$176
ABL Revolver		—	—	—	555	—	555
Novelis Holdings Inc.
Short Term Credit Agreement, due April 2022	1.17%	600	(7)	593	—	—	—
Novelis Inc.
Floating rate Term Loan Facility, due June 2022	2.07%	1,728	(16)	1,712	1,742	(22)	1,720
Aleris Corporation
Floating rate Incremental Term Loan Facility, due January 2025	1.97%	769	(16)	753	—	—	—
Aleris Aluminum (Zhenjiang) Co., Ltd.
Zhenjiang Term Loans, due May 2024	5.38%	139	2	141	—	—	—
Novelis Corporation
4.75% Senior Notes, due January 2030	4.75%	1,600	(29)	1,571	1,600	(32)	1,568
5.875% Senior Notes, due September 2026	5.875%	1,500	(14)	1,486	1,500	(16)	1,484
Novelis China
Bank loans, due through June 2027 (CNY 489 million)	4.90%	75	—	75	36	—	36
Other
Finance lease obligations and other debt, due through June 2028	2.44%	23	—	23	1	—	1
Total debt		$6,585	$(80)	$6,505	$5,610	$(70)	$5,540
Less: Short–term borrowings		(151)	—	(151)	(176)	—	(176)
Less: Current portion of long–term debt		(59)	—	(59)	(19)	—	(19)
Long–term debt, net of current portion		$6,375	$(80)	$6,295	$5,415	$(70)	$5,345
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2020 and therefore exclude the effects of related interest rate swaps and accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2020 for our debt denominated in foreign currencies are as follows (in millions).

As of December 31, 2020	Amount
Short-term borrowings and current portion of long-term debt due within one year	$210
2 years	2,365
3 years	54
4 years	62
5 years	752
Thereafter	3,142
Total	$6,585
Short-Term Borrowings
As of December 31, 2020, our short-term borrowings totaled $151 million, consisting of $68 million in Brazil loans (BRL 354 million), $42 million in China loans (CNY 274 million), and $41 million in Korea loans (KRW 44 billion).

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short Term Credit Agreement
In April 2020, Novelis Holdings Inc. borrowed a $1.1 billion short term loan under our existing short term credit agreement (the "Short Term Credit Agreement") for purposes of funding a portion of the consideration payable in the acquisition of Aleris. The short term loans are not subject to any amortization payments and accrue interest at LIBOR (as defined in the Short Term Credit Agreement) plus 0.95%. The short term loans are guaranteed by the same entities that have provided guarantees under the Company's five-year secured term loan credit facility ("Term Loan Facility") and asset based loan facility ("ABL Revolver"). The Short Term Credit Agreement contains voluntary prepayment provisions, affirmative and negative covenants, and events of default substantially similar to those under the Term Loan Facility, other than changes to reflect the unsecured nature of the short term loans. We will be required to apply the net cash proceeds we receive from any debt and equity raised on or after the borrowing date to repay the short term loans, subject to certain exceptions. We will be required to apply the net cash proceeds we receive on or after the borrowing date from asset sales required by regulatory approvals related to the acquisition of Aleris to repay the short term loans, the incremental term loans, and the existing term loans on a pro rata basis, subject to certain reinvestment rights. We will be required to apply the net cash proceeds we receive from any other asset sales, casualty losses, or condemnations on or after the borrowing date to repay short term loans, subject to certain reinvestment rights and exceptions, but only to the extent any funds remain after making any mandatory prepayments owed under the Term Loan Facility and the agreement governing our ABL Revolver.
In August 2020, we entered into an amendment (the “Short Term Credit Agreement Amendment”) to the Short Term Credit Agreement. This amendment extends the maturity of the $1.1 billion facility from April 13, 2021 (the “Original Short Term Maturity Date”) to April 13, 2022 (the “Extended Short Term Maturity Date”). Under the terms of the Short Term Credit Agreement Amendment, $1,049 million of the outstanding short term loans will cashlessly roll on the Original Short Term Maturity Date into new short term loans maturing on the Extended Short Term Maturity Date, and existing lenders have provided commitments to extend $51 million of new short term loans, with a maturity date of the Extended Short Term Maturity Date, on the Original Short Term Maturity Date to refinance the remaining outstanding short term loans. The Short Term Credit Agreement Amendment provides that the Company and certain of its U.S. and Canadian subsidiaries will grant a third-ranking security interest, subject to the terms of our existing intercreditor agreement, dated as of December 17, 2010, in certain assets to secure the Amended Short Term Credit Agreement if the short term loans remain outstanding on the Original Short Term Maturity Date. The short term loans accrue interest at LIBOR (as defined in the Amended Short Term Credit Agreement) plus (a) through the Original Short Term Maturity Date, 0.95%, (b) from the Original Short Term Maturity Date through October 13, 2021, 1.50%, and (c) from October 14, 2021 through the Extended Short Term Maturity Date, 2.00% per annum. The Short Term Credit Agreement Amendment also modifies certain other credit agreement terms to increase our operating flexibility.
As of December 31, 2020, $600 million was outstanding under the Short Term Credit Agreement, resulting from $500 million in principal payments made during the third quarter of fiscal 2021. We were in compliance with the covenants of our Short Term Credit Agreement as of December 31, 2020.
Term Loan Facility
In April 2020, Novelis Acquisitions LLC borrowed $775 million under the Company's existing Term Loan Facility prior to its merger into Aleris Corporation. The proceeds of the incremental term loans were used to pay a portion of the consideration payable in the acquisition of Aleris (including the repayment of Aleris' outstanding indebtedness) as well as fees and expenses related to the acquisition and the incremental term loans. The incremental term loans will mature on January 21, 2025, subject to 0.25% quarterly amortization payments. The incremental term loans accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%. The incremental term loans are subject to the same voluntary and mandatory prepayment provisions, affirmative and negative covenants, and events of default as those applicable to the existing term loans outstanding under our Term Loan Facility. The incremental term loans are guaranteed by the same entities that have provided guarantees under our Term Loan Facility and secured on a pari passu basis with our existing term loans by security interests in substantially all of the assets of the Company and the guarantors, subject to our existing intercreditor agreement.
As of December 31, 2020, we were in compliance with the covenants of our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Zhenjiang Loans
Through the acquisition of Aleris on April 14, 2020, the Company assumed $141 million in debt borrowed by Aleris Aluminum (Zhenjiang) Co., Ltd. ("Aleris Zhenjiang") under a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively the "Zhenjiang Loans"), which consisted of a $29 million U.S. dollar term loan facility, a $112 million (RMB 791 million) term loan facility (collectively, the “Zhenjiang Term Loans”) and a revolving facility (the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. All borrowings under the Zhenjiang Revolver mature May 18, 2021. As of December 31, 2020, we had no amounts outstanding under the Zhenjiang Revolver. The Zhenjiang Loans contain certain customary covenants and events of default. The Zhenjiang Loans require Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to (1) repay loans extended by the shareholder of Aleris Zhenjiang prior to repaying loans under the Zhenjiang Loans or make the Zhenjiang Loans junior to any other debts incurred of the same class for the project, (2) distribute any dividend or bonus to the shareholder of Aleris Zhenjiang before fully repaying the loans under the Zhenjiang Loans, (3) dispose of any assets in a manner that will materially impair its ability to repay debts, (4) provide guarantees to third parties above a certain threshold that use assets that are financed by the Zhenjiang Loans, (5) permit any individual investor or key management personnel changes that result in a material adverse effect, (6) use any proceeds from the Zhenjiang Loans for any purpose other than as set forth therein, and (7) enter into additional financing to expand or increase the production capacity of the project to manufacture large scale and high strength aluminum alloy plates. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of December 31, 2020, $141 million was outstanding on the Zhenjiang Term Loans and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually.
As of December 31, 2020, we were in compliance with the covenants of our Zhenjiang Loans.
Senior Notes
As of December 31, 2020, we were in compliance with the covenants of our Senior Notes.
ABL Revolver
As of December 31, 2020, the revolver had no balance, and $44 million was utilized for letters of credit. Additionally, there was $1.0 billion in remaining availability, including $131 million of remaining availability that can be utilized for letters of credit, and we were in compliance with the covenants of our ABL Revolver Facility.
Refer to our Form 10-K for the fiscal year ended March 31, 2020 for details on the issuances and respective covenants of our senior notes, short term credit agreement, and senior secured credit facilities.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. SHARE-BASED COMPENSATION
During the nine months ended December 31, 2020, we granted 4,961,987 Hindalco phantom restricted stock units (RSUs) and 6,849,084 Hindalco Stock Appreciation Rights (Hindalco SARs). Total compensation expense was $13 million and $25 million for the three and nine months ended December 31, 2020, respectively. Total compensation expense was $5 million and $11 million for the three and nine months ended December 31, 2019, respectively. As of December 31, 2020, the outstanding liability related to share-based compensation was $26 million.
The cash payments made to settle all SAR liabilities were $2 million and $3 million in the nine months ended December 31, 2020 and 2019, respectively. Total cash payments made to settle RSUs were $4 million and $9 million in the nine months ended December 31, 2020 and 2019, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.
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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
in millions	2020	2019	2020	2019
Service cost	$11	$10	$3	$2
Interest cost	15	15	2	2
Expected return on assets	(20)	(18)	—	—
Amortization — losses, net	10	9	—	—
Net periodic benefit cost(1)	$16	$16	$5	$4

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Service cost	$35	$30	$8	$8
Interest cost	45	45	6	6
Expected return on assets	(58)	(54)	—	—
Amortization — losses, net	33	26	—	—
Termination benefits / curtailments	1	—	—	—
Net periodic benefit cost(1)	$56	$47	$14	$14
____________________
(1)Service cost is included within "Cost of goods sold (exclusive of depreciation and amortization)" and "Selling, general and administrative expenses" while all other cost components are recorded within "Other (income) expenses, net."
Service costs of $1 million, interest cost of $1 million, and expected return on assets of $2 million included in the table above, for the three months ended December 31, 2020, relate to discontinued operations. The average expected long-term rate of return on all plan assets is 5.3% in fiscal 2021.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Funded pension plans	$5	$8	$54	$46
Unfunded pension plans	4	3	11	8
Savings and defined contribution pension plans	11	8	29	25
Total contributions	$20	$19	$94	$79
Contributions to funded pension plans of $5 million and unfunded pension plans of $1 million are attributable to discontinued operations. During the remainder of fiscal 2021, we expect to contribute an additional $19 million to our funded pension plans, of which $1 million relate to discontinued operations, $5 million to our unfunded pension plans, and $8 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. CURRENCY LOSSES (GAINS)
The following currency losses are included in "Other (income) expenses, net" in the accompanying condensed consolidated statements of operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Loss on remeasurement of monetary assets and liabilities, net	$13	$12	$5	$6
Gain recognized on balance sheet remeasurement currency exchange contracts, net	(15)	(12)	(4)	(4)
Currency (gains) losses, net	$(2)	$—	$1	$2
The following currency gains (losses) are included in "Accumulated other comprehensive loss," net of tax and "Noncontrolling interests" in the accompanying condensed consolidated balance sheets.

	Nine Months Ended December 31, 2020	Fiscal Year Ended March 31, 2020
in millions
Cumulative currency translation adjustment — beginning of period	$(309)	$(236)
Effect of changes in exchange rates	351	(73)
Amounts reclassified from AOCI, net(1)	(30)	—
Cumulative currency translation adjustment — end of period	$12	$(309)
_________________________
(1)Amounts reclassified from AOCI are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	December 31, 2020
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$12	$—	$(56)	$(2)	$(46)
Currency exchange contracts	26	7	(15)	(1)	17
Energy contracts	—	1	(4)	(1)	(4)
Total derivatives designated as hedging instruments	$38	$8	$(75)	$(4)	$(33)
Derivatives not designated as hedging instruments:
Metal contracts	$85	$3	$(88)	$—	$—
Currency exchange contracts	23	—	(20)	—	3
Energy contracts	—	—	—	—	—
Total derivatives not designated as hedging instruments	$108	$3	$(108)	$—	$3
Total derivative fair value	$146	$11	$(183)	$(4)	$(30)

	March 31, 2020
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$84	$—	$(11)	$(3)	$70
Currency exchange contracts	2	—	(68)	(7)	(73)
Energy contracts	—	—	(11)	(4)	(15)
Total derivatives designated as hedging instruments	$86	$—	$(90)	$(14)	$(18)
Derivatives not designated as hedging instruments:
Metal contracts	$103	$—	$(92)	$(1)	$10
Currency exchange contracts	13	—	(31)	—	(18)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$116	$—	$(124)	$(1)	$(9)
Total derivative fair value	$202	$—	$(214)	$(15)	$(27)
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
Price risk exposure arises from commitments to sell aluminum in future periods at fixed prices. We identify and designate certain LME aluminum forward contracts as fair value hedges of the metal price risk associated with fixed price sales commitments that qualify as firm commitments. We did not have any outstanding aluminum forward purchase contracts designated as fair value hedges as of December 31, 2020 and March 31, 2020.
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
In addition to aluminum, we entered into LME copper and zinc, as well as LMP forward contracts. As of December 31, 2020 and March 31, 2020, the fair value of these contracts represented an asset of $6 million and a liability of less than $1 million, respectively. These contracts are undesignated with an average duration of less than three years.
The following table summarizes our metal notional amounts in kilotonnes (kt). One kt is 1,000 metric tonnes.

in kt	December 31, 2020	March 31, 2020
Hedge type
Purchase (sale)
Cash flow purchases	16	63
Cash flow sales	(522)	(395)
Not designated	(28)	(19)
Total, net	(534)	(351)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $862 million and $680 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2020 and March 31, 2020, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of December 31, 2020 and March 31, 2020.
As of December 31, 2020 and March 31, 2020, we had outstanding foreign currency exchange contracts with a total notional amount of $880 million and $620 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal year 2021 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of December 31, 2020 and March 31, 2020, less than 1 million and 1 million of notional megawatt hours was outstanding, respectively. The fair value of this swap was a liability of $3 million and $6 million, respectively. The electricity swap is designated as a cash flow hedge.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 14 million MMBTUs designated as cash flow hedges as of December 31, 2020, and the fair value was a liability of $1 million. There was a notional of 15 million MMBTU forward contracts designated as cash flow hedges as of March 31, 2020 and the fair value was a liability of $5 million. As of December 31, 2020 and March 31, 2020, we had notionals of 1 million and less than 1 million MMBTU forward contracts that were not designated as hedges, respectively. The fair value of forward contracts not designated as hedges as of December 31, 2020 and March 31, 2020 were both a liability of less than $1 million. The average duration of undesignated contracts is three years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 4 million gallons designated as cash flow hedges as of December 31, 2020, and the fair value was a liability of $1 million. There was a notional of 7 million gallons designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $4 million. As of December 31, 2020 and March 31, 2020, all of our diesel forward contracts were designated as hedges.
Interest Rate
As of December 31, 2020 and March 31, 2020, we had no outstanding interest rate swaps.
Gain (Loss) Recognition
In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge metal, foreign currency and energy price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the condensed consolidated statement of operations. As of December 31, 2020, we had certain Aleris LME aluminum forward sales contracts designated as cash flow hedges of the metal price risk associated with our future metal sales and certain foreign currency exchange contracts designated as hedges of expected future foreign currency transactions.
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in "Other (income) expenses, net." Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended December 31		Nine Months Ended December 31
in millions	2020	2019	2020	2019
Derivative instruments not designated as hedges
Metal contracts	$11	$2	$(21)	$(2)
Currency exchange contracts	14	14	3	6
Energy contracts(1)	1	1	6	4
Gain (loss) recognized in "Other (income) expenses, net"	26	17	(12)	8
Derivative instruments designated as hedges
Gain recognized in "Other (income) expenses, net"(2)	—	—	—	2
Total gain (loss) recognized in "Other (income) expenses, net"	$26	$17	$(12)	$10

Gain recognized on balance sheet remeasurement currency exchange contracts, net	$15	$12	$4	$4
Realized losses, net	(2)	(1)	(2)	(9)
Unrealized gains (losses) on other derivative instruments, net	13	6	(14)	15
Total gain (loss) recognized in "Other (income) expenses, net"	$26	$17	$(12)	$10
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the impact on AOCI and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $36 million of losses from AOCI to earnings, before taxes.

	Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in OCI (Effective Portion)		Amount of Gain (Loss) Recognized in "Other (Income) Expenses, net" (Excluded Portion)		Amount of Gain (Loss) Recognized in “Other (Income) Expenses, net” (Ineffective and Excluded Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019	2020	2019	2020	2019
Cash flow hedging derivatives
Metal contracts	$(83)	$(24)	$(142)	$52	$—	$—	$—	$—
Currency exchange contracts	51	26	43	(16)	—	—	—	2
Energy contracts	(2)	(1)	3	(10)	—	—	—	—
Total	$(34)	$1	$(96)	$26	$—	$—	$—	$2
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Three Months Ended December 31,		Amount of Gain (Loss) Reclassified from AOCI into Income/(Expense) (Effective Portion) Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from AOCI into Earnings
in millions	2020	2019	2020	2019
Cash flow hedging derivatives
Energy contracts(1)	$(2)	$(1)	$(9)	$(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(4)	(2)	(14)	(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(54)	15	1	68	Net sales
Currency exchange contracts	(11)	(2)	(34)	(3)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(1)	—	(3)	—	Selling, general and administrative expenses
Currency exchange contracts	3	(3)	—	(10)	Net sales
Currency exchange contracts	—	—	(1)	(1)	Depreciation and amortization
Total	$(69)	$7	$(60)	$48	Income from continuing operations before income tax provision
	20	(1)	18	(11)	Income tax provision
	$(49)	$6	$(42)	$37	Net (loss) gain
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

	Three Months Ended December 31, 2020					Nine Months Ended December 31, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$(54)	$(4)	$—	$—	$—	$1	$(14)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(2)	$—	$—	$—	$—	$(9)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$3	$(11)	$(1)	$—	$—	$—	$(34)	$(3)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Three Months Ended December 31, 2019					Nine Months Ended December 31, 2019
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from AOCI into income	$15	$(2)	$—	$—	$—	$68	$(3)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from AOCI into income	$—	$(1)	$—	$—	$—	$—	$(3)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from AOCI into income	$(3)	$(2)	$—	$—	$—	$(10)	$(3)	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of "Accumulated other comprehensive income (loss)," net of tax and excluding "Noncontrolling interest," for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)
Other comprehensive income (loss) before reclassifications	170	(26)	(8)	136
Amounts reclassified from AOCI, net	—	49	7	56
Net current-period other comprehensive income (loss)	170	23	(1)	192
Balance as of December 31, 2020	$12	$(55)	$(223)	$(266)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2019	$(317)	$(33)	$(233)	$(583)
Other comprehensive income (loss) before reclassifications	79	—	(5)	74
Amounts reclassified from AOCI, net	—	(6)	6	—
Net current-period other comprehensive income (loss)	79	(6)	1	74
Balance as of December 31, 2019	$(238)	$(39)	$(232)	$(509)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	351	(71)	37	317
Amounts reclassified from AOCI, net(3)	(30)	42	25	37
Net current-period other comprehensive income (loss)	321	(29)	62	354
Balance as of December 31, 2020	$12	$(55)	$(223)	$(266)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive (loss) income before reclassifications	(2)	20	(2)	16
Amounts reclassified from AOCI, net	—	(37)	18	(19)
Net current-period other comprehensive (loss) income	(2)	(17)	16	(3)
Balance as of December 31, 2019	$(238)	$(39)	$(232)	$(509)
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
For the electricity swap, the average forward price at December 31, 2020, estimated using the method described above, was $39 per megawatt hour, which represented an approximately $4 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $34 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2020 and March 31, 2020, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2020 and March 31, 2020. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2020		March 31, 2020
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$100	$(146)	$187	$(107)
Currency exchange contracts	56	(36)	15	(106)
Energy contracts	1	(2)	—	(10)
Total level 2 instruments	$157	$(184)	$202	$(223)
Level 3 instruments:
Energy contracts	—	(3)	—	(6)
Total level 3 instruments	$—	$(3)	$—	$(6)
Total gross	$157	$(187)	$202	$(229)
Netting adjustment(1)	$(68)	$68	$(72)	$72
Total net	$89	$(119)	$130	$(157)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in "Other (income) expenses, net" for the three and nine months ended December 31, 2020 related to Level 3 financial instruments.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2020	$(6)
Unrealized/realized gain (loss) included in earnings(2)	4
Unrealized/realized gain (loss) included in AOCI(3)	—
Settlements(2)	(1)
Balance as of December 31, 2020	$(3)
_________________________
(1)Represents net derivative liabilities.
(2)Included in "Other (income) expenses, net."
(3)Included in "Net change in fair value of effective portion of cash flow hedges."
In addition to our derivative assets and liabilities held at fair value, we have a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. At closing on September 30, 2020, we recorded a receivable at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. As of December 31, 2020, the fair value has been adjusted for the accretion of imputed interest to €94 million ($114 million). This imputed interest is included "Net income from continuing operations" on our condensed consolidated statements of operations. See Note 3 – Discontinued Operations for more information.
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

	December 31, 2020		March 31, 2020
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$—	$—
Total debt — third parties (excluding finance leases and short-term borrowings)	6,331	6,644	5,364	5,267

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. OTHER EXPENSES, NET
"Other (income) expenses, net" consists of the following.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Currency (gains) losses, net(1)	$(2)	$—	$1	$2
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(13)	(6)	14	(15)
Realized losses on change in fair value of derivative instruments, net(2)	2	1	2	9
Loss (gain) on sale of assets, net	2	1	—	(1)
Gain on Brazilian tax litigation, net(3)	—	(8)	—	(7)
Interest income	(3)	(2)	(7)	(8)
Non-operating net periodic benefit cost(4)	7	8	27	23
Charitable contribution(5)	—	—	50	—
Other, net	—	3	(1)	—
Other (income) expenses, net	$(7)	$(3)	$86	$3
_________________________
(1)Includes "Gain recognized on balance sheet remeasurement currency exchange contracts, net." See Note 12 – Currency Losses (Gains) for further details.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. INCOME TAXES
For the three and nine months ended December 31, 2020, we had an effective tax rate of 29% and 30%, respectively. For the three and nine months ended December 31, 2019, we had an effective tax rate of 31% and 30%, respectively. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits.
As of December 31, 2020, we had a net deferred tax asset of $33 million. This amount included gross deferred tax assets of approximately $1.6 billion and a valuation allowance of $819 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax authorities continue to examine certain of our tax filings for fiscal years 2013 through 2016. As a result of audit settlements, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are not expected to decrease in the next twelve months. In the current period, reserves of approximately $1.4 million were released due to settlement of a Korea audit. With few exceptions, tax returns for all jurisdictions for all tax years before 2010 are no longer subject to examination by taxing authorities.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted and signed into law in the United States. Certain provisions of the CARES Act impacted the 2020 income tax provision computations by the Company and were reflected in the fourth quarter of fiscal 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 (fiscal 2020) and 2020 (fiscal 2021). The modifications to Section 163(j) increase the allowable business interest deduction from 30% to 50% of adjusted taxable income (ATI) as well as allow the election to apply 2019 ATI to compute 163(j) for the current year. This modification significantly increased the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the fiscal year ended March 31, 2020 and increased the tax losses for the quarter ended December 31, 2020.
Prior to being acquired by Novelis, Aleris entities had significant attributes in the U.S., Germany, and China which required evaluation after the acquisition. For U.S. purposes, a corporation’s ability to deduct its U.S. NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of IRC Section 382 if it undergoes an ownership change defined as a cumulative stock ownership change among material stockholders exceeding 50% during a rolling three-year period. Based on our preliminary analysis under Section 382, we believe that approximately $162 million of Aleris US federal NOL carryforwards are limited by Section 382 as of December 31, 2020. For state tax purposes, management believes it is more likely than not that a limitation under Section 382 will impair the realizability of the net deferred tax assets and a $16 million valuation allowance has been recorded on the state attributes.
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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2020 and March 31, 2020 were approximately $23 million and $8 million, respectively. Of the total $23 million at December 31, 2020, $5 million was associated with restructuring actions and the remaining $18 million is associated with undiscounted environmental clean-up costs. As of December 31, 2020, $6 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of December 31, 2020 and March 31, 2020 were $23 million and $27 million, respectively. As of December 31, 2020, $6 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $20 million as of December 31, 2020 and $18 million as of March 31, 2020. As of December 31, 2020, $1 million is included in "Accrued expenses and other current liabilities" and the remaining is within "Other long–term liabilities" in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in "Other (income) expenses, net" on the condensed consolidated statement of operations.
For additional information, please refer to our Form 10-K for the fiscal year ended March 31, 2020.
Duffel Sale
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that is deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on the parties’ relative culpability for certain breaches of obligations under the purchase and sale agreement, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At closing on September 30, 2020, the estimated fair value of the purchase price subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in "Other long–term assets — third parties" and changes to the estimated fair value resulting from quarterly revaluations will be recorded to “Net income (loss) from discontinued operations, net of tax."
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
The following is a description of our operating segments.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

December 31, 2020	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$522	$336	$—	$—	$858
Total assets	3,926	4,197	2,452	1,741	644	12,960

March 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$465	$295	$—	$—	$760
Total assets	4,274	3,075	1,737	1,626	277	10,989

Selected Operating Results Three Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,173	$939	$554	$486	$89	$3,241
Net sales - intersegment	5	37	2	—	(44)	—
Net sales	$1,178	$976	$556	$486	$45	$3,241

Depreciation and amortization	$61	$44	$24	$18	$(10)	$137
Income tax provision	17	9	15	33	6	80
Capital expenditures	34	22	33	21	(3)	107

Selected Operating Results Three Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$981	$717	$478	$466	$73	$2,715
Net sales - intersegment	—	19	7	15	(41)	—
Net sales	$981	$736	$485	$481	$32	$2,715

Depreciation and amortization	$39	$29	$16	$17	$(10)	$91
Income tax provision (benefit)	5	5	9	33	(3)	49
Capital expenditures	70	21	23	15	(4)	125

Selected Operating Results Nine Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,193	$2,400	$1,533	$1,256	$263	$8,645
Net sales - intersegment	5	80	12	7	(104)	—
Net sales	$3,198	$2,480	$1,545	$1,263	$159	$8,645

Depreciation and amortization	$175	$125	$66	$53	$(23)	$396
Income tax (benefit) provision	1	1	39	87	(9)	119
Capital expenditures	124	56	85	74	(6)	333

Selected Operating Results Nine Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,167	$2,239	$1,468	$1,390	$227	$8,491
Net sales - intersegment	—	103	12	40	(155)	—
Net sales	$3,167	$2,342	$1,480	$1,430	$72	$8,491

Depreciation and amortization	$115	$86	$47	$50	$(31)	$267
Income tax provision	33	5	22	88	9	157
Capital expenditures	239	44	95	53	(1)	430
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from "Net income attributable to our common shareholder" to segment income from reportable segments.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Net income attributable to our common shareholder	$176	$107	$60	$357
Noncontrolling interest	1	—	1	—
Income tax provision	80	49	119	157
Depreciation and amortization	137	91	396	267
Interest expense and amortization of debt issuance costs	66	59	206	185
Adjustment to reconcile proportional consolidation	13	13	42	42
Unrealized (gains) losses on change in fair value of derivative instruments, net	(13)	(6)	14	(15)
Realized (gains) losses on derivative instruments not included in segment income	(2)	(1)	2	2
Restructuring and impairment, net	20	3	28	36
Loss (gain) on sale of fixed assets	2	1	—	(1)
Purchase price accounting adjustments	—	—	29	—
Loss from discontinued operations, net of tax	18	—	47	—
Loss on sale of discontinued operations, net of tax	—	—	170	—
Metal price lag	—	11	32	18
Business acquisition and other integration related costs	—	17	11	46
Other, net	3	(1)	52	(5)
Segment income from reportable segments	$501	$343	$1,209	$1,089
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
"Realized (gains) losses on derivative instruments not included in segment income" represents foreign currency derivatives not related to operations.
"Purchase price accounting adjustments" primarily relates to the relief of the inventory step-up related to the acquired Aleris business.
"Other, net" related primarily relates to a charitable contribution as well as interest income.
The table below displays segment income from reportable segments by region.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
North America	$206	$127	$489	$468
Europe	98	47	181	160
Asia	78	55	227	154
South America	129	116	317	309
Eliminations and other	(10)	(2)	(5)	(2)
Segment income from reportable segments	$501	$343	$1,209	$1,089

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers and Primary Supplier
Product Sales
The following table displays our "Net sales" by value stream.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2020	2019	2020	2019
Can	$1,596	$1,536	$4,431	$4,714
Automotive	704	679	1,671	2,060
Aerospace and industrial plate	85	—	280	—
Specialty	856	500	2,263	1,717
Net sales	$3,241	$2,715	$8,645	$8,491

Major Customers
The following table displays net sales to customers representing 10% or more of our total "Net sales" for any of the periods presented.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Ball	15%	24%	15%	23%
Ford	6	10	6	10
Primary Supplier
Rio Tinto (RT) is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Purchases from RT as a percentage of total combined metal purchases	8%	12%	7%	11%

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
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we work alongside our customers to provide innovative solutions to the beverage can, automotive, aerospace, and specialty markets (includes foil packaging, certain transportation products, architectural, industrial, and consumer durables). We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of December 31, 2020, we had manufacturing operations in nine countries on four continents, through 33 operating plants, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 18 of our operating facilities.
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
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and is now integrating the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, more than $180 million of run-rate synergies have been identified, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. In the months since closing the transaction, $54 million of run-rate cost synergies have already been achieved. The results from continuing operations reported for the period ending December 31, 2020 reflect the acquired businesses.
The early months of the current fiscal year were impacted by a short-term reduction in demand for aluminum rolled products, negatively impacted by the spread of the COVID-19 pandemic. Some industries such as automotive, aerospace, and some specialty markets, including heat exchangers and transportation, experienced a sharper demand decline than the more resilient beverage can segment. However, demand strengthened considerably in the second fiscal quarter across most end markets and remained favorable through the third fiscal quarter. While aerospace demand is expected to remain muted into next fiscal year, some end markets, including automotive and specialties, have returned to at or near pre-COVID demand levels due to relatively strong consumer demand. We believe the long-term trends for flat-rolled aluminum products remain strong. Economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate (PET) plastics, continue to support long-term increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for infinitely recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting and recycling capability in Pindamonhangaba, Brazil to support this demand.

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
COVID-19 Response
The COVID-19 pandemic continues to cause travel and business disruption and economic volatility. Government mandates to stay at home or avoid large gatherings of people, as well as infected employees or individuals on-site, have caused some of our customers to temporarily shut down their manufacturing facilities due to lack of demand, government decree, or public health concerns. We are encouraged by the resiliency of the beverage can market and the ongoing recovery in the automotive and specialty markets. We continue working closely with our customers to adjust production based on their sales forecasts.
With our primary focus being the health and well-being of our employees, we are closely monitoring the changing landscape with respect to COVID-19 and taking actions to manage our business and support our customers. We have bolstered our own Environmental Health and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, clock-in areas, and smoking areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment (PPE) such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. For our non-production workforce, we have strongly encouraged virtual meetings to reduce employee contact and have switched to paperless work environments where possible. With the recent approval of COVID-19 vaccines, we will also be encouraging employees to get the vaccine as soon as they are able to do so in order to help further ensure the health of our employees, facilities and communities.
Liquidity Position
We believe that we have substantial liquidity to navigate the current dynamic environment. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.4 billion of liquidity at December 31, 2020.
While we remain ready to flex costs as necessary in line with customer demand trends, production has increased to near pre-pandemic levels in response to strong customer demand. We continue to prioritize capital spending on maintenance activities and organic strategic capacity expansions projects. With additional capital expenditures required to maintain the acquired Aleris facilities, we expect total capital spending to be in the range of $450 million to $500 million for the full fiscal year 2021. We remain committed to our previously announced strategic capacity expansions, with the commissioning of our new automotive capacity in the U.S. and China underway.

Market Trends
While long-term demand trends for flat-rolled aluminum products remain broadly intact, there are varying degrees of uncertainty in near-term demand resulting from the COVID-19 pandemic across end markets. Beverage can represents the largest share of our shipment product portfolio, and has historically been a relatively recession resistant product. Our beverage can sheet shipments increased versus the prior year and sequentially in the third quarter, as demand for aluminum cans as a package type was very strong, particularly across the Americas.

The automotive industry was severely impacted by the slowdown resulting from COVID-19 in the first quarter of fiscal 2021, as major US and European automotive OEMs temporarily shut down production. However, the resumption of most customer operations beginning in May 2020, combined with strong demand for larger vehicles like pick-up trucks, SUVs, and electric vehicles, as well as very strong demand in China for aluminum automotive sheet, has returned our third quarter automotive shipments to their highest level in over a year. While the strong near-term order book is a positive sign, it is unclear how ongoing global economic concerns may impact overall demand beyond the next quarter.

Demand for specialties products has mostly recovered from the lows in April and May 2020. Demand for aluminum sheet in the electronics market in Asia remains strong as consumers purchase tablets, laptops, mobile phones, and other communication devices to work and attend school remotely. Demand for painted products as well as container foil used in recyclable coffee capsules remains resilient in Europe, while the building and construction markets in Europe, and more notably in North America, have shown a strong recovery beginning in our second fiscal quarter supported by an increase in home renovation projects as people spend more time in their homes due to social distancing and mandates.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2020	2019		2020	2019
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,737	$1,704	2%	$1,489	$1,900	(22)%
Average cash price during the period	1,918	1,754	9	1,706	1,769	(4)
Closing cash price as of end of period	1,978	1,800	10	1,978	1,800	10
The weighted average local market premium are as follows:

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2020	2019		2020	2019
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$199	$191	4%	$166	$224	(26)%

Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and local market premiums directly impact “Net sales,” “Cost of goods sold (exclusive of depreciation and amortization),” and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers and (ii) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended December 31,		Average Exchange Rate Nine Months Ended December 31,
	December 31, 2020	March 31, 2020	2020	2019	2020	2019
Euro per U.S. dollar	0.817	0.911	0.836	0.898	0.860	0.898
Brazilian real per U.S. dollar	5.197	5.199	5.433	4.086	5.438	4.005
South Korean won per U.S. dollar	1,088	1,223	1,109	1,169	1,171	1,179
Canadian dollar per U.S. dollar	1.274	1.425	1.301	1.313	1.335	1.323
Swiss franc per euro	1.081	1.061	1.078	1.096	1.073	1.105

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended December 31, 2020, we reported "Net income attributable to our common shareholder" a net income of $176 million, an increase of 64% compared to income of $107 million in the prior comparable period. We reported segment income of $501 million, an increase of 46% compared to $343 million in the prior comparable period. The increase in segment income was due to organic growth, favorable metal benefits, and a $50 million positive segment income contribution from the acquired business. In addition, the current year quarter includes higher depreciation and amortization and interest expense, primarily driven by the acquisition of Aleris, and a higher tax provision on the higher earnings.

For the nine months ended December 31, 2020, we reported "Net income attributable to our common shareholder" of $60 million, a decrease of 83% compared to income of $357 million in the prior comparable period. The decline in net income was primarily driven by a $170 million loss on sale of discontinued operations and a $50 million charitable donation to support COVID-19 relief efforts, as well as higher depreciation and amortization and interest expense. In addition, the current year includes $14 million of unrealized derivative losses and a $29 million purchase price accounting adjustment resulting from the relief of an inventory step-up, both primarily related to the acquired Aleris business. These negative items were partially offset by an increase of 11% in segment income to $1.2 billion, compared to $1.1 billion in the prior comparable period, primarily driven by a $140 million positive segment income contribution from the acquired business, favorable metal costs, and cost containment efforts, partially offset by negative impacts resulting from the COVID-19 pandemic early this year. Further, these factors combined with favorable working capital changes caused by lower base aluminum prices drove net cash provided by operating activities to $570 million for the nine months ended December 31, 2020, an increase of $98 million over the comparable prior period.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Net sales	$2,925	$2,851	$2,715	$2,726	$11,217	$2,426	2,978	3,241
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(9)%	(10)%	(12)%	(9)%	(17)%	4%	19%
Rolled product shipments:
North America	289	286	269	267	1,111	272	367	347
Europe	234	245	224	220	923	212	240	253
Asia	184	177	173	184	718	184	178	184
South America	139	141	146	148	574	113	148	158
Eliminations	(16)	(14)	(15)	(8)	(53)	(7)	(10)	(9)
Total	830	835	797	811	3,273	774	923	933

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable previous year period:
North America	5%	(3)%	(4)%	(9)%	(3)%	(6)%	28%	29%
Europe	1	7	6	(11)	1	(9)	(2)%	13%
Asia	5	5	(5)	(7)	(1)	—	1%	6%
South America	10	12	3	3	7	(19)	5%	8%
Total	4%	3%	—%	(7)%	—%	(7)%	11%	17%
Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019
"Net sales" was $3.2 billion, an increase of 19%, primarily driven by an 17% increase in shipments primarily related to the acquired business as well as higher beverage can shipments and higher average aluminum prices.
"Income from continuing operations before income tax provision" was $275 million, compared to $156 million in the prior period. In addition to the factors noted above, the following items affected "Income from continuing operations before income tax provision."

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" was $2.6 billion, an increase of 15%, driven by higher volume and higher average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" increased $181 million over the prior period.
Selling, General and Administrative
"Selling, general and administrative expense" (SG&A) was $149 million in the three months ended December 31, 2020 compared to $131 million in the three months ended December 31, 2019. The increase is related to the additional SG&A from the acquired Aleris business, partially offset by cost savings measures realized in the current period.
Depreciation and Amortization
"Depreciation and amortization" was $137 million in the three months ended December 31, 2020 quarter compared to $91 million in the three months ended December 31, 2019. The increase is primarily related to the depreciation of acquired Aleris assets.
Interest Expense
"Interest expense and amortization of debt issuance costs" was $66 million and $59 million for the three months ended December 31, 2020 and 2019, respectively. The increase is primarily related to a higher average level of debt during the quarter as a result of the Aleris acquisition.
Other Expenses
"Other income, net" was $7 million and $3 million for the three months ended December 31, 2020 and 2019, respectively.
Taxes
We recognized $80 million of tax expense for the three months ended December 31, 2020, which resulted in an effective tax rate of 29%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits. We recognized $49 million of tax expense in the comparable prior period, which resulted in an effective tax rate of 31%.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of "Net income attributable to our common shareholder" to segment income, see Note 19 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,178	$976	$556	$486	$45	$3,241
Shipments (in kt):
Rolled products - third party	347	245	183	158	—	933
Rolled products - intersegment	—	8	1	—	(9)	—
Total rolled products	347	253	184	158	(9)	933
Non-rolled products	9	39	1	22	(7)	64
Total shipments	356	292	185	180	(16)	997

Selected Operating Results Three Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$981	$736	$485	$481	$32	$2,715
Shipments (in kt):
Rolled products - third party	269	218	170	140	—	797
Rolled products - intersegment	—	6	3	6	(15)	—
Total rolled products	269	224	173	146	(15)	797
Non-rolled products	10	2	1	23	—	36
Total shipments	279	226	174	169	(15)	833

The following table reconciles changes in "Segment income" for the three months ended December 31, 2019 to the three months ended December 31, 2020 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended December 31, 2019	$127	$47	$55	$116	$(2)	$343
Volume	66	53	20	13	5	157
Conversion premium and product mix	(21)	23	4	(9)	—	(3)
Conversion costs	33	(22)	(9)	10	(5)	7
Foreign exchange	—	4	7	—	3	14
Selling, general & administrative and research & development costs(2)	(2)	(2)	(1)	4	(13)	(14)
Other changes	3	(5)	2	(5)	2	(3)
Segment income - Three Months Ended December 31, 2020	$206	$98	$78	$129	$(10)	$501
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
North America
"Net sales" increased $197 million, or 20%, driven by record shipments mainly associated with acquired business and higher can volumes, partially offset by lower automotive sales. Segment income was $206 million, an increase of 62%, primarily driven by higher volume, favorable metal spreads and mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business, lower specialties pricing, and unfavorable product mix.
Europe
"Net sales" increased $240 million, or 33%, primarily driven by record shipments mainly associated with the acquired business. Segment income was $98 million, an increase of 109%, primarily driven by higher volume, favorable metal mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business. During the current quarter, we recognized $25 million in net sales associated with a customer contractual obligation.
Asia
"Net sales" increased $71 million, or 15%, primarily driven by record automotive and acquired aerospace business volumes, partially offset by lower beverage can and specialty shipments impacted by the COVID-19 pandemic. Segment income was $78 million, an increase of 42%, primarily driven by higher volume, favorable product mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by higher fixed operating and selling, general and administrative costs associated with the acquired business.
South America
"Net sales" increased $5 million, or 1%, primarily driven by record beverage can volume. Segment income was $129 million, an increase of 11%, primarily due to higher volume, favorable metal costs, and operating and selling, general and administrative cost reduction initiatives, partially offset by lower beverage can pricing and favorable tax recoveries in the prior year not recurring in the current year.

Nine Months Ended December 31, 2020 Compared to the Nine Months Ended December 31, 2019
"Net sales" were $8.6 billion, an increase of 2%, primarily due to higher volume driven by sales related to acquired businesses, partially offset by softer demand impacted by the COVID-19 pandemic in the first half of this fiscal year and slightly lower average aluminum prices.
"Income from continuing operations before income tax provision" was $397 million, compared to $514 million in the prior period. In addition to the factors noted above, the following items affected "Income from continuing operations before income tax provision."
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
"Cost of goods sold (exclusive of depreciation and amortization)" was $7.1 billion, an increase of 1%, driven by higher volume, partially offset by lower average aluminum prices. Total metal input costs included in "Cost of goods sold (exclusive of depreciation and amortization)" decreased $222 million over the prior period. Cost of goods sold in fiscal 2021 also included $29 million related to the relief of the inventory step-up on the acquired Aleris business.
Selling, General and Administrative
"Selling, general and administrative expense" (SG&A) was $400 million in the nine months ended December 31, 2020 compared to $380 million in the nine months ended December 31, 2019. The increase is related to the additional SG&A from the acquired Aleris business, mostly offset by cost savings measures realized in the current period.
Depreciation and Amortization
"Depreciation and amortization" was $396 million in the nine months ended December 31, 2020 quarter compared to $267 million in the nine months ended December 31, 2019. The increase is primarily related to the depreciation of acquired Aleris assets.
Interest Expense
"Interest expense and amortization of debt issuance costs" was $206 million and $185 million for the nine months ended December 31, 2020 and 2019, respectively. The increase is primarily related a higher average level of debt during the year as a result of the Aleris acquisition.
Other Expenses
"Other expenses, net" was $86 million and $3 million for the nine months ended December 31, 2020 and 2019, respectively. The increase is primarily driven by a $50 million charitable donation to support COVID-19 relief efforts and $14 million of unrealized derivative losses, compared to a $15 million gain in the prior year, mainly related to the acquired Aleris business.
Taxes
We recognized $119 million of tax expense for the nine months ended December 31, 2020, which resulted in an effective tax rate of 30%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, and certain other non-deductible expenses, offset by tax credits. We recognized $157 million of tax expense in the prior comparable period which resulted in an effective tax rate of 30%.

Segment Review

Selected Operating Results Nine Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,198	$2,480	$1,545	$1,263	$159	$8,645
Shipments
Rolled products - third party	986	685	541	418	—	2,630
Rolled products - intersegment	—	20	5	1	(26)	—
Total rolled products	986	705	546	419	(26)	2,630
Non-rolled products	29	81	3	69	(14)	168
Total shipments	1,015	786	549	488	(40)	2,798

Selected Operating Results Nine Months Ended December 31, 2019	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,167	$2,342	$1,480	$1,430	$72	$8,491
Shipments
Rolled products - third party	844	678	529	411	—	2,462
Rolled products - intersegment	—	25	5	15	(45)	—
Total rolled products	844	703	534	426	(45)	2,462
Non-rolled products	33	16	3	79	(12)	119
Total shipments	877	719	537	505	(57)	2,581

The following table reconciles changes in segment income for the nine months ended December 31, 2019 to the nine months ended December 31, 2020 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Nine Months Ended December 31, 2019	$468	$160	$154	$309	$(2)	$1,089
Volume	93	81	49	(7)	15	231
Conversion premium and product mix	(88)	(8)	22	(21)	—	(95)
Conversion costs	23	(43)	(10)	24	(10)	(16)
Foreign exchange	1	(1)	12	2	3	17
Selling, general & administrative and research & development costs(2)	(7)	(6)	(2)	15	(16)	(16)
Other changes	(1)	(2)	2	(5)	5	(1)
Segment income - Nine Months Ended December 31, 2020	$489	$181	$227	$317	$(5)	$1,209
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
North America
"Net sales" increased $31 million, or 1%, driven by sales associated with the Aleris acquisition, partially offset by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices. Segment income was $489 million, an increase of 4%, primarily driven by higher total volume, favorable metal mix and spreads, and operating and selling, general and administrative cost reduction initiatives, partially offset by unfavorable product mix and higher fixed and selling, general and administrative costs associated with the acquired business.
Europe
"Net sales" increased $138 million, or 6%, driven by sales associated with the Aleris acquisition, partially offset by lower automotive and specialty volumes impacted by the COVID-19 pandemic and lower aluminum prices. Segment income was $181 million, an increase of 13%, primarily driven by better metal mix, higher total volume, and operating and selling, general and administrative cost reduction initiatives, partially offset by unfavorable product mix and higher fixed and selling, general and administrative costs associated with acquired business.
Asia
"Net sales" increased $65 million, or 4%, driven by higher automotive volumes and sales associated with acquired businesses, partially offset by lower aluminum prices and lower can and specialty volumes. Segment income was $227 million, an increase of 47%, primarily due to higher volume, favorable product mix, operating and selling, general and administrative cost reduction initiatives, and favorable metal costs, partially offset by higher fixed and selling, general and administrative costs associated with the acquired business.
South America
"Net sales" decreased $167 million, or 12%, driven by lower specialty volume impacted by the COVID-19 pandemic and lower aluminum prices, partially offset by higher can volume. Segment income was $317 million, an increase of 3%, primarily due to lower metal costs and operating and selling, general and administrative cost reduction initiatives, partially offset by lower volume and lower can pricing.

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
Non-Guarantor Information
As of December 31, 2020, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Net sales represented by Net sales to third parties by non-guarantor subsidiaries (for the nine months ended December 31, 2020)	21%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2020)	18%
Assets owned by non-guarantor subsidiaries (as of December 31, 2020)	16%

In addition, for the nine months ended December 31, 2020 and 2019, the Company’s subsidiaries that are not guarantors had net sales of $2.1 billion, and as of December 31, 2020, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.7 billion (including intercompany balances).
Available Liquidity
Our available liquidity as of December 31, 2020 and March 31, 2020 is as follows.

in millions	December 31, 2020	March 31, 2020
Cash and cash equivalents	$1,164	$2,392
Availability under committed credit facilities(1)	1,226	186
Total available liquidity	$2,390	$2,578
 _________________________
(1)Our availability under committed credit facilities as of March 31, 2020 does not include the financing for Aleris.
The decrease in total available liquidity primarily relates to a decrease in cash and cash equivalents primarily resulting from the payment of $2.6 billion for the acquisition of Aleris, net of cash received, net payments on our revolving credit facilities of $609 million, and payments of $500 million on our Short Term Credit Agreement, partially offset by $2.0 billion of proceeds from the issuance of short-term and long-term debt and free cash flow of $207 million. This decrease is partially offset by an increase in availability under committed credit facilities primarily resulting from payments on our ABL. See Note 9 – Debt for more details about our availability under committed credit facilities.
The "Cash and cash equivalents" balance above includes cash held in foreign countries in which we operate. As of December 31, 2020, we held $6 million of "Cash and cash equivalents" in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2020, we held $876 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2020, we do not believe adverse tax consequences exist that restrict our use of "Cash and cash equivalents" in a material manner.

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Nine Months Ended December 31,
in millions	2020	2019	Change
Net cash provided by operating activities - continuing operations	$648	$472	$176
Net cash used in investing activities - continuing operations	(2,927)	(408)	(2,519)
Plus: Cash used in the acquisition of assets under a capital lease	—	—	—
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	2,614	—	2,614
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(4)	(3)	(1)
Free cash flow from continuing operations	331	61	270
Net cash used in operating activities - discontinued operations	(78)	—	(78)
Net cash provided by investing activities - discontinued operations	357	—	357
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(2)	(403)	—	(403)
Free cash flow	$207	$61	$146
Ending cash and cash equivalents	$1,164	$1,031	$133
_________________________
(1)The total of "Acquisition of business, net of cash and restricted cash acquired" represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $9 million of restricted cash, $41 million of discontinued operations cash and cash equivalents acquired, and $9 million in contingent consideration paid in the acquisition of business.
(2)"Proceeds from the sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations" represents the proceeds from the sale of Duffel, net of cash sold of $23 million and the proceeds from the sale of Lewisport.
Operating Activities
The increase in "Net cash provided by operating activities" primarily relates to favorable changes in working capital and an increase in "Segment Income." The net change in working capital was primarily driven by lower base aluminum prices.
Investing Activities
"Net cash used in investing activities" was primarily attributable to the acquisition cost of Aleris net of cash acquired, amounting to $2.6 billion as well as capital expenditures of $333 million, partially offset by $357 million of "Net cash provided by investing activities - discontinued operations."
Financing Activities
During the nine months ended December 31, 2020, there were $1.9 billion issuances of long-term and short-term borrowings, including $1.1 billion in issuances on our Short Term Credit Agreement and $775 million in issuances in incremental term loans on our Term Loan Facility. The proceeds of these issuances were used to pay a portion of the consideration payable in the acquisition of Aleris. Additionally, we issued $63 million of short-term debt in Brazil and $34 million on our China Bank Loans. As a result of our issuances, we paid $25 million in debt issuance costs. We made principal repayments of $500 million on our Short Term Credit Agreement, $55 million on our short-term debt in Brazil, $14 million on our Term Loan Facility, $9 million on our Zhenjiang Term Loans, $6 million on our incremental term loans on our Term Loan Facility, and $5 million on finance leases and other repayments. The net cash outflows from our revolving credit facilities is related to net outflows of $561 million on our ABL Revolver and outflows of $69 million on our Korea credit facilities, net of $21 million of net proceeds from our China credit facilities. Additionally, we paid $9 million for contingent consideration in the acquisition of Aleris.
During the nine months ended December 31, 2019, we borrowed $29 million of long-term debt in China to fund capital expansion projects and $50 million in short term borrowings in Brazil to fund certain short term commitments. We made principal repayments of $14 million on our Term Loan Facility and $2 million in finance leases and other repayments. The net cash repayments from our revolving credit facilities balance are primarily related to $38 million in payments on our China short term credit facility. We incurred $3 million in debt issuance costs.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020 and March 31, 2020, we are not involved in any unconsolidated SPE transactions.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectation that we will be able to fund our continued expansions, service our debt obligations and provide sufficient liquidity to operate our business and the expected continuing impacts of the ongoing COVID-19 pandemic. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of our acquisition of Aleris Corporation, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19, changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2020, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause the change in fair value to negatively impact the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(107)
Copper	(10)	(2)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2020, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(1)
Natural gas	(10)	(4)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2020, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(25)
Euro	(10)	(1)
Korean won	(10)	(50)
Canadian dollar	(10)	(4)
British pound	(10)	(19)
Swiss franc	(10)	(34)
Chinese yuan	10	(3)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
As discussed throughout this Quarterly Report on Form 10-Q, we completed the acquisition of Aleris on April 14, 2020. The acquisition was accounted for as a business combination, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended December 31, 2020. We have implemented business combination controls in connection with this acquisition. Additionally, as a result of the acquisition, management is in the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures. The internal control over financial reporting of Aleris will be excluded from management’s assessment of internal control over financial reporting as of March 31, 2021. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment No. 2 to Short Term Credit Agreement, dated as of December 11, 2020, among Novelis Holdings Inc., as Borrower, Novelis Inc., as Parent, AV Metals Inc., as Holdings, the other Guarantors party thereto, the Lenders party thereto and Standard Chartered Bank as Administrative Agent and as Collateral Agent

10.2
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 11, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent

10.3
Amendment No. 5 to Credit Agreement, dated as of December 11, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent

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
Date: February 3, 2021