Form 10-K
period 2021-03-31
Novelis Inc.
filed 2021-05-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant’s common stock is not determinable.
As of May 11, 2021, the registrant had 1,000 common shares outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies; the expected timing and results from investments in certain operating facilities; our projections regarding financial performance, liquidity, capital expenditures and investments; and the possible future impacts of the COVID-19 pandemic and the actions taken against it, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions. These statements are based on beliefs and assumptions of Novelis’ management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of the Aleris acquisition, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the ongoing COVID-19 outbreak; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
In this Annual Report on Form 10-K ("Form 10-K"), unless otherwise specified, the terms "we," "our," "us," "Company," and "Novelis" refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, and its subsidiaries. References herein to "Hindalco" refer to Hindalco Industries Limited, which acquired Novelis in May 2007. Unless otherwise specified, the period referenced is the current fiscal year. Reference to "fiscal 2021," "fiscal 2020," "fiscal 2019," "fiscal 2018," or "fiscal 2017" refers to the fiscal year ended March 31, 2021, 2020, 2019, 2018, or 2017, respectively.
Exchange Rate Data
We report our financial statements in United States ("U.S.") dollars. The following table sets forth exchange rate information expressed in terms of Canadian dollars per U.S. dollar based on exchange data published daily from Citibank as of 16:00 Greenwich Mean Time ("GMT") (11:00 A.M. Eastern Standard Time). The rates set forth below may differ from the actual rates used in our accounting processes and in the preparation of our consolidated financial statements.

Period	At Period End	Average Rate(1)	High	Low
Fiscal 2017	1.3289	1.3137	1.3439	1.2542
Fiscal 2018	1.2889	1.2826	1.3667	1.2305
Fiscal 2019	1.3360	1.3141	1.3657	1.2824
Fiscal 2020	1.4245	1.3333	1.4245	1.2969
Fiscal 2021	1.2566	1.3179	1.3889	1.2566
________________________
(1)This represents the average of the 16:00 GMT buying rates on the last day of each month during the period.
All dollar figures herein are in U.S. dollars unless otherwise indicated.
Commonly Referenced Data
As used in this Form 10-K, consolidated "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties. Regional "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, used beverage cans ("UBCs"), ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP" which are commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne ("kt") is 1,000 metric tonnes.
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the London Metal Exchange ("LME"); (ii) a local market premium ("LMP"); and (iii) a "conversion premium" to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term "conversion premium" in this Form 10-K, refers to the conversion costs plus a margin we charge our customers to produce the rolled product, which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass through aluminum price.

PART I
Item 1. Business.
Overview
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we partner with customers in beverage can, automotive, aerospace, and specialty markets (including foil packaging, certain transportation products, architectural, building and construction, industrial, and consumer durables) to deliver solutions that maximize the benefits of lightweight aluminum throughout North America, Europe, Asia and South America. Novelis is a subsidiary of Hindalco Industries Limited, an industry leader in aluminum and copper, and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. For the fiscal year ended March 31, 2021, we had shipment volumes of 3,839 kt and net sales of $12.3 billion.
Our History
Organization and Description of Business
Novelis was formed in Canada on September 21, 2004. On May 15, 2007, Novelis was acquired by Hindalco. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco. We produce flat-rolled aluminum products and provide innovative solutions to the beverage can, automotive, aerospace, and specialty markets. As of March 31, 2021, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, through 33 operating facilities, including recycling operations in 15 of these plants.
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
Aluminum has a wide variety of uses in end-use markets because of its lightweight characteristics, recyclability, and formability properties. The recyclability of aluminum enables it to be used, collected, melted, and returned to the original product form an unlimited number of times, unlike paper and polyethylene terephthalate ("PET") plastic, which deteriorate with every iteration of recycling.

Packaging. Aluminum is used in beverage cans and bottles, food cans, beverage screw caps, and foil, among others. Packaging is the largest aluminum rolled products application, according to market data from Commodity Research Unit International Limited ("CRU"), an independent business analysis and consultancy group. Beverage cans are one of the largest aluminum rolled products applications. Aluminum remains the most sustainable packaging material for beverage brands. In addition to their recyclability, aluminum beverage cans offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore maintains the quality and taste of the product longer. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship.
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
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white") as well as automotive body panel applications, including hoods, doors, deck lids, fenders, and lift gates. Flat-rolled aluminum sheet is also used in the production of battery enclosures for the growing electric vehicle market. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been recent growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by government regulations requiring improved emissions and better fuel economy, while also maintaining or improving vehicle performance and safety.
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
Aluminum is also used in aerospace applications, as well as in the construction of ships’ hulls, superstructures, and passenger rail cars because of its strength, light weight, formability, and corrosion resistance.
Architectural. Construction is the largest application within this end-use market. Aluminum rolled products developed for the construction industry are often decorative and non-flammable, offer insulating properties, are durable and corrosion resistant, and have a high strength-to-weight ratio. Aluminum siding, gutters, and downspouts comprise a significant amount of construction volume. Other applications include doors, windows, awnings, canopies, facades, roofs, and ceilings.
Industrial. Industrial applications include heat exchangers, process and electrical machinery, lighting fixtures, furniture, and insulation.
Consumer Durables and Other. Aluminum’s lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and its corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, mobile devices, and digital music players. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners, and cooking utensils.

Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale; and significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. Our primary aluminum competitors are as follows.

North America	Asia
Arconic Inc. ("Arconic")	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd.
Commonwealth Rolled Products	China Zhongwang Holdings Limited
Constellium N.V. ("Constellium")	Chinalco Group
Golden Aluminum	Henan Mingtai Aluminum Industrial Co., Ltd.
Gränges AB	Henan Zhongfu Industrial Co., Ltd.
JW Aluminum	Kobe Steel, Ltd. ("Kobe")
Kaiser Aluminum	Ma'aden
Ma'aden - Saudi Arabian Mining Company ("Ma'aden")	Shandong Nanshan Aluminum Co., Ltd.
Shandong Nanshan Aluminum Co., Ltd.	Southwest Aluminum (Group) Co., Ltd.
UACJ Corporation/Tri-Arrows Aluminum Inc. ("Tri-Arrows")	UACJ Corporation

Europe	South America
ALVANCE	Arconic
AMAG Austria Metall AG	Companhia Brasileira de Alumínio
Arconic	Hulamin Limited
Constellium	Norsk Hydro A.S.A.
Elval Hellenic Aluminium Industry S.A.	Shandong Nanshan Aluminum Co., Ltd.
Henan Zhongfu Industrial Co., Ltd.
Norsk Hydro A.S.A.
Shandong Nanshan Aluminum Co., Ltd.
The factors influencing competition vary by region and end-use market, but generally we compete on the basis of our value proposition, which includes price, product quality, the ability to meet customers’ specifications, range of products offered, lead times, technical support, and customer service. In some end-use markets, competition is also affected by fabricators’ requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process. However, the ability to obtain and maintain these qualifications can represent a competitive advantage.
In addition to competition from others within the aluminum rolled products industry, we also face competition from non-aluminum material producers. In the packaging end-use market (primarily beverage and food cans), aluminum rolled products compete mainly with glass, PET plastic, and in some regions, steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement, steel and other materials in building products applications. In the consumer durables end-use market, aluminum rolled products compete mainly with plastic, steel, and magnesium. Additionally, aluminum competes with steel, copper, plastic, glass, and other materials in industrial applications. Factors affecting competition with substitute materials include price, ease to manufacture, consumer preference and performance characteristics.
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

Trade. Some trade flows occur between regions despite shipping costs, import duties, tariffs, and the lack of localized customer support. Higher value-added products are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low cost inputs may export commodity aluminum rolled products to larger, more mature markets as we have seen with China.
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
Substitution Trends. Manufacturers’ willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations, improve performance and reduce carbon emissions in a cost-efficient manner. As a result of aluminum’s durability, strength and light weight, automobile manufacturers are substituting heavier alternatives, such as steel and iron, with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat-rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage can market. With aluminum being the most sustainable packaging material for beverages, demand for infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and PET into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzer, and sparkling waters – all support demand levels.
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
Our Business Strategy
Novelis is driven by its purpose to shape a sustainable world together. Our ambition is to be the world's leading provider of low-carbon, sustainable aluminum solutions that advance our business, industry, and society toward the benefits of a circular economy. We will maximize shareholder value through free cash flow generation and increasing return on capital employed. To achieve these objectives, we will focus on the following areas:
Defend the Core
Novelis is the leading global flat-rolled aluminum supplier in the beverage can and automotive markets. We intend to protect our leadership position by continuing to deliver best-in-class customer service with improved quality, service and innovative solutions that differentiate our products. We are committed to producing the best quality products and providing reliable on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers. We have established a global network of Customer Solution Centers to accelerate collaborative innovation between Novelis and automakers to determine how to maximize lightweight, high-strength aluminum for the next generation of vehicle design.
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

Utilizing recycled material allows us to diversify our metal supply, helps control metal costs and provides environmental benefits. We define recycled content as the total amount of scrap metal used in production less melt loss. The percentage of recycled content within our aluminum rolled product shipments increased from 33% to 61% from fiscal 2011 to fiscal 2021. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of its size offering high-recycled content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap resulting from our closed-loop recycling partnership with our automotive customers.
Strengthen our Product Portfolio
We maintain a focus on capturing global growth in beverage can, automotive, aerospace, and specialty products markets. Our management approach helps us to systematically identify opportunities that improve the profitability of our operations through product portfolio analysis. This ensures that we grow in attractive market segments, while also taking actions to exit unattractive ones. We will continue to focus on these core product markets to drive enhanced profitability, but will also continue to broaden our customer base and explore new verticals and product markets that fit within our overall strategic vision, which is to lead the aluminum industry as the partner of choice for innovative solutions.
Invest in Growth Opportunities
Over the past several years, we have invested in world-class assets and technical capabilities to meet increasing global demand for aluminum, particularly within the automotive market due to our continued focus on maintaining a scalable business model and growing alongside our customers.
With strong markets, innovative products, solid customer partnerships, financial flexibility, and decades of manufacturing and recycling experience, we expect to see robust growth and organic investment opportunities for many years to come. We have identified over $1.5 billion of growth capital spend opportunities over the next five years. Novelis has the strength and financial flexibility to invest in growth, while at the same time meeting deleveraging and return commitments. We will continue to implement world class manufacturing initiatives, leverage digital technologies, and other advancements in R&D and IT to unlock capacity, capture growth, and support sustainability initiatives. We will also look at casting and recycling capacity projects to support carbon reduction and further automotive finishing as the automotive market continues to evolve.
This spend is also focused on completing announced expansions that are underway. With our existing automotive finishing lines in North America, Europe, and Asia contracted, we are increasing our automotive finishing capacity through two new investments in the U.S. and China. During fiscal 2021, commissioning continued on a 200 kt greenfield facility in Guthrie, Kentucky and a 100 kt brownfield expansion at our existing facility in Changzhou, China. During the year, both expansion projects shipped their first coils for customer qualification. Customer qualification and production at these facilities is expected to ramp up over the next several quarters in line with demand.
Additionally, we have announced an investment of approximately $325 - $375 million into our operating facility in Zhenjiang, China, aimed at expanding its automotive aluminum capabilities and recycling operations. This investment is expected to begin during the first half of fiscal 2022.
We are also investing in new capacity to meet growing demand for aluminum beverage can sheet. Construction is underway to add 100 kt of aluminum rolling and 60 kt of casting and recycling capacity at our flagship South American facility in Pindamonhangaba, Brazil. Commissioning is expected to begin in mid-fiscal 2022.
In addition to these organic investments, Novelis closed on its acquisition of Aleris Corporation ("Aleris"), a global supplier of rolled aluminum products, on April 14, 2020. We expect the acquisition to deliver a number of significant benefits by:
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,378 kt of primary aluminum in fiscal 2021 in the form of sheet ingot, standard ingot and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers to have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates and products with longer lifespans, like vehicles and buildings, which are starting to become high volume sources of recycled material. We purchased or tolled approximately 2,203 kt of recycled material inputs (less melt loss) in fiscal 2021.
The overall benefit we receive from utilizing recycled metal is influenced by: (1) the overall price levels of the LME and local market premiums, (2) the spread between the price for recycled aluminum and the LME primary aluminum price, and (3) our consumption levels of the recycled material inputs. We have in the past and may continue to seek to stabilize our future exposure to metal prices through the use of derivative instruments.
Our recycled content performance and methodology are detailed in our annual Purpose Report, which can be found at www.novelis.com/purpose. Information in our Purpose Report does not constitute part of this Form 10-K.
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2021, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.

Our Operating Segments
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical areas and are organized under four operating segments: North America, Europe, Asia, and South America. Each segment manufactures aluminum sheet and light gauge products and recycles aluminum, while our Asia and Europe segments also produce aerospace and industrial plate.
The table below shows net sales and total shipments by segment. For additional financial information related to our operating segments, see Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

	Fiscal Year Ended March 31,
Net sales in millions/shipments in kt	2021	2020	2019
Consolidated
Net sales	$12,276	$11,217	$12,326
Total shipments	3,839	3,429	3,419
North America(1)
Net sales	$4,558	$4,118	$4,581
Total shipments	1,381	1,155	1,150
Europe(1)
Net sales	$3,552	$3,095	$3,376
Total shipments	1,099	940	941
Asia(1)
Net sales	$2,182	$1,969	$2,190
Total shipments	751	724	729
South America(1)
Net sales	$1,798	$1,904	$2,091
Total shipments	671	675	663
_________________________
(1)Net sales and total shipments by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
A description of our operating segments during all or part of March 31, 2021 follows.
North America
Novelis North America operates 17 aluminum products facilities. This includes seven facilities with recycling operations that re-melt post-consumer aluminum and recycled process material. Most of the recycled material is from UBCs and automotive scrap, and the material is cast at our plants in Berea, Kentucky; Davenport, Iowa; Greensboro, Georgia; Russellville, Kentucky; Oswego, New York; Richmond, Virginia; and Uhrichsville, Ohio.
Our facilities in North America manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment primarily include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural, and other industrial applications. Beverage and food can represent the largest end-use market in terms of shipment volume for North America.
A significant portion of North America’s volumes is also directed toward the aluminum automotive sheet market, currently produced out of our Oswego, New York and Kingston, Ontario plants. In response to continued strong demand for lightweight, automotive aluminum sheet, we have further expanded our automotive finishing capacity in North America with a 200 kt greenfield expansion in Guthrie, Kentucky, which began shipping its first commercial coils for customer qualification in fiscal 2021.
Europe
Novelis Europe operates ten aluminum rolled product facilities, including five facilities with recycling operations. Recycling activities occur at Pieve, Italy; Latchford, United Kingdom; and Nachterstedt, Neuss, and Voerde, Germany. Our Nachterstedt plant is the largest recycling facility in the world.
These sites manufacture a broad range of sheet, plate, and foil products. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil products, aerospace, and other products. Beverage and food can represent the largest end-use market in terms of shipment volume for Europe.

Asia
Novelis Asia operates four aluminum rolled product facilities, including two facilities with recycling operations. Recycling activities occur at the Ulsan and Yeongju, South Korea plants. The Ulsan facility operates as a 50/50 joint venture with Kobe. Our Asia facilities manufacture a broad range of aluminum sheet, plate, and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial, aerospace, and other products. The beverage can market represents the largest end-use market in terms of volume.
Due to strong demand for lightweight, automotive aluminum sheet, we are adding 100 kt of additional automotive finishing capacity at our Changzhou, China facility, which began shipping its first commercial coils for customer qualification at the end of fiscal 2021.
In response to increased customer demand for innovative, lightweight aluminum solutions, we have also announced an investment of approximately $325 - $375 million into our operating facility in Zhenjiang, China, aimed at expanding its automotive aluminum capabilities and recycling operations. This investment is expected to begin during the first half of fiscal 2022.
South America
Novelis South America operates two aluminum rolled product facilities. This includes one facility with recycling operations. These facilities manufacture a broad range of can sheet, industrial sheet, and light gauge products. The main markets are beverage and food can, specialty, industrial, foil and other packaging, and transportation end-use applications. Beverage can represents the largest end-use application in terms of shipment volume.
Due to strong consumer demand for sustainable beverage packaging, we are expanding our Pindamonhangaba, Brazil facility to add 100 kt of aluminum rolling and casting capacity and 60 kt of recycling capacity. Construction is underway and commissioning is expected to begin in mid-fiscal 2022.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage and Food Cans	Automotive
Anheuser-Busch InBev	BMW Group
Ardagh Group	Daimler Group
Ball Corporation	Ford Motor Company
Can-Pack S.A.	General Motors LLC
Crown Holdings Inc.	Hyundai Motors Corporation
PepsiCo	Jaguar Land Rover
Various bottlers of the Coca-Cola System	NIO
Renault-Nissan-Mitsubishi Alliance
Construction, Industrial, and Other	Stellantis
Agfa Graphics	Tesla, Inc.
Aluflexpack	Volkswagen Group
Amcor
Facchini S.A.	Electronics
Feron	LG International Corporation
Gentek	Samsung Electronics Co., Ltd.
Klöckner Metals
Lotte Aluminium Co., Ltd.	Aerospace
Ply Gem	Airbus
Prefa	Boeing
Reynolds Consumer Products LLC	Bombardier
Ryerson Inc.	Embraer
ThyssenKrupp
Our single largest end-use product is beverage can sheet. We sell can sheet directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, can end stock, and tab stock from us.
Additional information related to our top customers is contained in Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.
Distribution and Backlog
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal Year Ended March 31,
	2021	2020	2019
Direct sales as a percentage of total net sales	94%	95%	97%
Distributor sales as a percentage of total net sales	6	5	3
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
Research and Development
The table below summarizes our research and development ("R&D") expenses, which include mini-scale production lines equipped with hot mills, can lines, and continuous casters.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Research and development expenses	$83	$84	$72
We conduct R&D activities in order to meet current and future customer requirements, improve our products, and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the automotive, beverage can, and specialties markets. We also have a global casting engineering and technology center in Spokane, Washington specializing in molten metal processing, an automotive research and technology center in Shanghai, China, an automotive research and technology center in Sierre, Switzerland, a research and technology center in Göttingen, Germany specializing in the development of new products and processes for our can and specialties customers, an automotive customer solution center in Novi, Michigan, a R&D center in Aachen, Germany, and aerospace innovation centers in Koblenz, Germany and Zhenjiang, China.
Human Capital Resources
Our Employee Base
Novelis operates an integrated network of 33 technically advanced rolling and recycling facilities across North America, Europe, Asia, and South America. We operate 17 operating facilities in North America, ten in Europe, four in Asia, and two in South America. After our acquisitions of the Aleris business, we have approximately 12,540 employees in nine countries.
The table below summarizes our approximate number of employees by region, excluding our proportionate share of those employed by less than wholly owned affiliates.

	North America(1)	Europe	Asia	South America	Total
March 31, 2021	4,400	4,750	1,710	1,680	12,540
_________________________
(1)Includes employees within our Corporate headquarters located in Atlanta, Georgia and our R&D facility located in Kennesaw, Georgia.
Purpose and Culture
We are proud of our purpose – Shaping a Sustainable World Together – which is driven by our vision – To Lead the Aluminum Industry as Partner of Choice for Innovative Solutions. To help us deliver on that vision, we have identified a set of five pillars of focus – the “Focused 5.” For fiscal 2022, the “Focused 5” will consist of (1) Safety, (2) Customer Centricity, (3) Environmental Footprint, (4) Operation Excellence, and (5) People.

To achieve the “Focused 5” in the right way. To do so, we have established a framework of shared beliefs that we champion with our employees:
•Do It Right - I safely deliver quality, cost-effective solutions to my customers
•Say Anything - I listen actively, speak candidly and challenge respectfully
•Own It! - I take accountability to deliver the Focused 5
•Get Focused - I demonstrate discipline and follow through to accelerate flawless execution
•Win Together - I constantly reach out across boundaries to ensure Novelis succeeds
Our commitment to doing things the right way is further supported by regular Code of Conduct training, which reminds our people of that we are committed to operating at the highest ethical standards and supporting a culture of integrity. In addition, given that safety is our top priority, we have developed the Novelis Safety System to provide a comprehensive, systemic approach to ensure the health and well-being of our workforce.
Diversity and Inclusion
We believe that the diverse backgrounds, expertise, and perspectives of our employee base contributes to our success and helps us achieve our ambitious goals. Consistent with that belief, we are committed to increase the diversity in our senior technical and executive ranks, enhance existing infrastructure to support and empower our employees, and educate and equip our managers to lead inclusively and by example.
Talent Development
At Novelis, we make it a priority to identify the very best talent and provide them with the right growth and development opportunities. We are proud of programs that help us and our people succeed, such as:
•Global Accelerated Leadership Program – Designed to equip our most promising talent and develop them for possible future leadership roles.
•Global Technical Training – High-impact technical training topics, relevant for entry-level or mid-career technical employees, identified through our talent management process.
•Engineering Development Program – Technical talent pipeline enhancer which exposes participants to leaders from across the organization and courses on a wide-variety of technical and business subjects.
Employee Relations
We consider our employee relations to be satisfactory. A substantial portion of our employees are represented by labor unions and their employment conditions are governed by collective bargaining agreements. Collective bargaining agreements are negotiated on a site, regional, or national level and are of varying durations.
Intellectual Property
We actively review intellectual property arising from our operations and our R&D activities and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 2,941 patents and patent applications on approximately 387 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied for, or received registrations for, the "Novelis" word trademark and the Novelis logo trademark in approximately 41 countries where we have significant sales or operations. Novelis uses the Aditya Birla logo under license from Aditya Birla Management Corporation Private Limited.
We have also registered the word "Novelis" and several derivations thereof as domain names in numerous top level domains around the world to protect our presence on the world wide web.

Environment, Health and Safety
As a purpose-driven company, Novelis is committed to protecting and preserving the environment and the health, safety, and well-being of our colleagues, customers, and communities. Our investments in safety, infrastructure, global partnerships, innovation, and our people have advanced our purpose and positioned our company for long-term sustainable growth. During fiscal 2021, we recycled over 74 billion used beverage cans, and recycled content made up 61% of total input in our aluminum rolled product. Our plant operations around the globe continue to reduce greenhouse gas emissions, limit water consumption, and lower electricity usage while producing year-over-year improvements in overall production. To further underscore our commitment to safety, we launched several new safety initiatives at our facilities worldwide to help ensure that safety remains our primary focus and is fulfilled every day. During fiscal 2021, 11 facilities achieved major safety milestones by operating 365 consecutive days without a recordable injury. For more information on the initiatives Novelis has implemented, please read our latest Purpose Report, found at novelis.com/purpose. In addition, to learn more about our new Sustainability Platform, including our commitments to becoming a fully circular business, along with a more diverse, inclusive and safe workplace, visit novelis.com/sustainability. Information in our Purpose Report and/or our latest Sustainability brochure does not constitute part of this Form 10-K.
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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment, or disposal of hazardous substances and wastes at a number of sites in the U.S., as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil, certain countries in the European Union, and Korea. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities.
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
Available Information
We are a voluntary filer and not subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, we file periodic reports and other information with the Securities and Exchange Commission (the "SEC"). We make these filings available on our website free of charge, the URL of which is www.novelis.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (www.sec.gov) that contains our annual, quarterly and current reports and other information we file electronically with the SEC. Information on our website does not constitute part of this Form 10-K.
Item 1A. Risk Factors.
In addition to factors discussed elsewhere in this report, the following factors could materially affect our business, financial condition or results of operations in the future. The following factors, among others, could cause our actual results to differ from those projected in any forward looking statements we make.

Competitive and Strategic Risks
Certain of our customers are significant to our revenues, and we could be adversely affected by disruptions or changes in the business or financial condition of these significant customers or by the loss of their business.
Our ten largest customers accounted for approximately 55%, 63%, and 65% of our total net sales for the fiscal years ended March 31, 2021, 2020, and 2019, respectively. A significant disruption in the business or downturn in the financial condition of our significant customers could materially adversely affect our results of operations and cash flows. Some of our customers are dependent upon the continued ability of their suppliers to deliver key components necessary for the manufacturing of their products, and a disruption of such supply chains can cause such customers to alter production schedules or suspend production entirely. For example, a global semiconductor supply shortage is having wide-ranging effects across multiple industries, particularly the automotive industry, and it has impacted multiple suppliers that incorporate semiconductors into the parts they supply to some of our customers. As a result, the semiconductor supply shortage has had, and will continue to have, an impact on vehicle production, which could in turn adversely affect customer demand for aluminum.
In addition, some of our customer contracts are subject to renewal and renegotiation at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew or renegotiate such agreements could result in a reduction or loss in customer purchase volume or revenue. Additionally, consolidation among our customers may enable them to use increased leverage in negotiating prices and other contractual terms. Consolidation in our customer base may also lead to reduced demand for our products or cancellations of sales orders.
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
The markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, global footprint, technical support and customer service. Some of our competitors may benefit from more efficient technologies and lower raw material and energy costs. Increases in competition resulting from new market entrants or increases in production capacity by our competitors could cause us to lose market share or a large customer or force us to reduce prices to remain competitive.
In addition, aluminum competes with other materials, such as steel, plastics, composite materials and glass for various applications, including packaging, automotive, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry may increase their use of high-strength steel rather than aluminum for certain applications due to the price differential between steel and aluminum.
We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments. For example, we have announced significant strategic investments in multiple geographic locations, including a $180 million investment in automotive finishing capacity in Changzhou, China, a $175 million investment in recycling and casting capacity at our plant in Pindamonhangaba, Brazil, and a $300 million greenfield automotive finishing expansion in Guthrie, Kentucky. There are numerous risks commonly encountered in strategic transactions, including the risk that management’s time and energy may be diverted, disrupting our existing businesses, and risk that we may not be able to complete a project that has been announced, complete such project on time or generate the synergies and other benefits we anticipated.

The integration of Aleris into our operations will continue to require significant management attention and may not produce the benefits we anticipate.
Our acquisition of Aleris involves known and unknown risks that could cause our growth or operating results to differ from our expectations, including:
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
Operational Risks
If we are unable to obtain sufficient quantities of primary aluminum, scrap aluminum, sheet ingot and other raw materials used in the production of our products, our ability to produce and deliver products or to manufacture products using the desired mix of metal inputs could be adversely affected.
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
Our operations are energy-intensive and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were disrupted.
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
Our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises, such as the COVID-19 pandemic.
We face risks related to public health crises, including outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. For example, the outbreak of the coronavirus ("COVID-19") spread across the globe to many countries in which we do business and impacted worldwide economic activity.
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

Additionally, as a result of the Aleris acquisition, we expect to derive future revenues from customers in the aerospace end-use market. Due to severe impacts from the global COVID-19 pandemic, demand for air travel has declined dramatically in the past year, resulting in airline capacity reductions. Consequently, we have experienced a significant decline in orders from aerospace customers, which has negatively impacted our business.
While it is not possible to predict the impact that a global health crisis could have on our operations and those of our suppliers and customers, the measures taken by the governments of countries affected, actions taken to protect employees, and the impact of any such crisis on various business activities in affected countries could adversely affect our financial condition, results of operations and cash flows.
A majority of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results.
In each geographic region where we have operating facilities, a substantial portion of our employees are represented by labor unions under collective bargaining agreements with varying durations and expiration dates. Furthermore, a portion of Aleris’ workforce is unionized, which increases the percentage of our workforce represented by labor unions as a result of the acquisition. Although we have not experienced a strike or work stoppage in recent years, we may not be successful in preventing such an event from occurring in the future at one or more of our manufacturing facilities. In addition, we may not be able to satisfactorily renegotiate our collective bargaining agreements when they expire and maintain strong partnerships with the Aleris workforce unions following the acquisition. Any work stoppages or material changes in the terms of our labor agreements could have an adverse impact on our financial condition.
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
We may experience such disruptions in the future due to similar uncontrollable events. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that must reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to correct any of these problems. Further, our reputation among actual and potential customers may be harmed, resulting in loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all of our losses.
Our business has been and will continue to be exposed to various economic and political risks associated with our global operations.
Due to the global reach of our business, we are subject to financial, political, economic and other business risks in connection with doing business abroad. Operating in diverse geographic regions exposes us to a number of risks and uncertainties, such as changes in international trade regulation, including duties and tariffs; political instability that may disrupt economic activity, including the continuing uncertainty related to the United Kingdom’s withdrawal from the European Union; economic and commercial instability; and civil unrest, war or terrorist activities.
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
Some of our activities are, and will in the future be, conducted through entities that we do not entirely control or wholly-own. These entities include our Alunorf, Germany, Ulsan, Korea, Logan, Kentucky and Sierre, Switzerland joint ventures. Under the governing documents of these businesses, we share decision making authority and operational control, which may result in conflicts over management over these businesses. In addition, because we do not exercise control over the business practices of our joint venture partners, we could be subject to reputational damage or other consequences of improper conduct by our joint venture partners or their inability to fulfill their obligations under the joint venture.

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
Despite the measures we have taken, our information technology networks and systems are vulnerable to damage, disruptions and shutdowns due to attacks by hackers or breaches due to errors or malfeasance by employees, contractors and others who have access to our networks and systems, or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures or natural disasters or other catastrophic events. The occurrence of a significant cybersecurity event could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations and reduce the competitive advantage we hope to derive from our investment in new or proprietary business initiatives. Although we are insured against cyber risks and security breaches up to an annual aggregate limit, our liability insurance may be inadequate and may not fully cover the costs of any claim or any damages we might be required to pay, and we may not be able to obtain adequate liability insurance in the future on commercially desirable or reasonable terms or at all.
Increased freight costs on imported products could decrease earnings and liquidity.
We have also experienced an increase in costs for freight and shortages in freight capacity, which can negatively impact our ability to ship volume predictably and on a lower cost basis. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, may not be able to receive products from suppliers or deliver products to customers in a timely and cost-effective manner. There can be no assurance that we will be successful in increasing prices or recouping increased freight surcharges in the future.
Financial Risks
Our results and short-term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers.
Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales where purchase prices we pay tend to be fixed and paid earlier than sales prices we charge our customers. This creates a price exposure we call "metal price lag." We use derivative instruments to manage the timing differences related to LME associated with metal price lag. We generally do not hedge more than a small fraction of our regional market premium exposure because we do not believe the derivatives markets are sufficiently robust and efficient to meet our needs. The timing difference associated with metal price lag could positively or negatively impact our operating results and short-term liquidity.

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
Certain of our debt agreements use LIBOR as a reference rate for interest rate calculations. In July 2017, the U.K.’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. In March 2021, the FCA announced that it now intends to cease the U.S. dollar LIBOR setting on June 30, 2023. At this time, we cannot predict how markets will respond to the proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our results of operations. In addition, some of our debt agreements that use LIBOR as a reference rate do not contain fallback reference rates. If LIBOR is discontinued, we may incur additional costs related to contract renegotiation for such agreements. Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes.
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
Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K., Switzerland, and Canada, funded and unfunded pension benefits in Germany and lump sum indemnities payable to our employees in France, Italy, and South Korea upon retirement or termination. Our pension plan assets consist primarily of funds invested in stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions, including expected long-term rates of return on pension plan assets and interest rates used to discount future benefits. The most significant year-end assumptions used by Novelis to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. Our results of operations, liquidity or shareholder's (deficit) equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits. These factors or others may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.
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
We are subject to income taxation in many jurisdictions. Judgment is required in determining our worldwide income tax provision and accordingly there are many transactions and computations for which our final income tax determination is uncertain. We are routinely audited by income tax authorities in many tax jurisdictions. Although we believe the recorded tax estimates are reasonable, the ultimate outcome from any audit (or related litigation) could be materially different from amounts reflected in our income tax provisions and accruals. Future settlements of income tax audits may have a material effect on earnings between the period of initial recognition of tax estimates in the financial statements and the point of ultimate tax audit settlement. Additionally, it is possible that future income tax legislation in any jurisdiction to which we are subject may be enacted that could have a material impact on our worldwide income tax provision beginning with the period that such legislation becomes effective. President Biden and Senate Finance Committee Chairman Ron Wyden have set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. We will continue to evaluate the overall impact of current, future, and proposed regulations and interpretive guidance from tax authorities on our effective tax rate and consolidated balance sheets.
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
See Note 14 – Debt for additional discussion.

Other Legal and Regulatory Risks
Our global operations are subject to increasingly complex and stringent laws and government regulations that may adversely affect our business and operations.
We operate in complex regulated environments in the U.S. and in the other countries in which we operate and could be adversely affected by changes to existing legal requirements including related interpretations and enforcement practices, new legal requirements and/or any failure to comply with applicable regulations.
Compliance with U.S. and foreign laws and regulations, such as import and export requirements, embargoes and trade sanctions laws, anti-corruption laws, tax laws, foreign exchange controls and cash repatriation restrictions, increases our costs of doing business outside the U.S. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer and processing of personal information, such as the European Union’s General Data Protection Regulation. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations, and the interpretation of certain laws and regulations have become increasingly complex.
In addition, the global scale of our operations exposes us to risks relating to international trade policies, including import quotas, tariffs and taxes on goods imported from countries where we procure or manufacture products or raw materials as well as retaliatory policies by governments against such policies. For example, the U.S. and Chinese governments have imposed a series of significant incremental tariffs to certain imported goods. In addition, determinations by destination countries about unfairly priced and subsidized products can normalize prices, benefiting the company in some instances, while potentially disrupting supply chains. The impact and duration of such tariffs and other trade restrictions, as well as the potential for additional tariffs by the U.S., China or other countries, remain uncertain. Our ability to implement strategies to mitigate the impact of such restrictions and our exposure to the risks described above as well as the impact of changes in regulations and policies could impact the competitiveness of our products and negatively impact our business, results of operations and financial condition.
The impact of new laws, regulations and policies or decisions or interpretations by authorities applying those laws and regulations, cannot be predicted. Compliance with any new laws, regulations or policies may increase our operating costs or require significant capital expenditures. Any failure to comply with applicable laws, regulations or policies in the U.S. or in any of the other countries in which we operate could result in substantial fines or possible revocation of our authority to conduct our operations, which could adversely affect us.
We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.
We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant. In addition, these laws and regulations may also result in substantial environmental liabilities associated with divested assets, third party locations and past activities. Furthermore, in connection with our acquisition of Aleris, we agreed to assume certain environmental liabilities. The impact that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in civil or criminal fines or penalties and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, any of which could materially and adversely affect us.
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
In November 2019, ALVANCE agreed to acquire Duffel for €310 million. At closing on September 30, 2020, we received €210 million ($246 million as of September 30, 2020) in cash. The parties have agreed to a post-closing arbitration process regarding the payment of the remaining €100 million. There is no assurance as to when we expect the post-closing arbitration process to conclude and whether we will receive any of the remaining €100 million payment.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our global headquarters are located in Atlanta, Georgia. Our global research and technology center, located in Kennesaw, Georgia, contains state-of-the-art research and development capabilities to help us better partner and innovate with our customers. We also have a global casting engineering and technology center in Spokane, Washington specializing in molten metal processing in addition to several facilities with R&D operations worldwide, including facilities with specified research in automotive and aerospace technologies. Our regional headquarters are located in Atlanta, Georgia (North America), Küsnacht, Switzerland (Europe), Seoul, South Korea (Asia), and Sao Paulo, Brazil (South America).
The total number of operating facilities within our operating segments as of March 31, 2021 is shown in the table below, including operating facilities we jointly own and operate with third parties.

	Operating Facilities	Facilities with Recycling Operations
North America	17	7
Europe	10	5
Asia	4	2
South America	2	1
Total	33	15
The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets or applications for the aluminum rolled products, recycling, and primary metal facilities we operated as of March 31, 2021.
North America

Locations	Plant Processes	Major Products
Ashville, Ohio	Coating and finishing	Coated coil for specialties
Berea, Kentucky	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Buckhannon, West Virginia	Cold rolling and finishing	Mill finish coil and light-gauge sheet for specialties
Clayton, New Jersey	Cold rolling and finishing	Foil and light-gauge coiled sheet for specialties
Davenport, Iowa(1)	Casting, hot rolling, and recycling	Hot rolled coil from recycled material
Davenport, Iowa(1)	Cold rolling and finishing	Painted coil and mill finish coil
Fairmont, West Virginia	Cold rolling and finishing	Aluminum sheet and light-gauge foil for specialties
Greensboro, Georgia	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Guthrie, Kentucky(2)	Pre-treatment and heat treatment	Automotive sheet
Kingston, Ontario	Cold rolling and finishing	Automotive sheet and specialty material
Lincolnshire, Illinois	Cold rolling and finishing	Mill finish coil
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, automotive sheet, construction sheet, industrial sheet, and painted sheet
Richmond, Virginia	Pellet casting, hot rolling, cold rolling, finishing, and recycling	Mill finish sheet for building and construction
Russellville, Kentucky(3)	Sheet ingot casting, hot rolling, cold rolling, finishing, and recycling	Can stock and aluminum sheet and coil for specialties
Terre Haute, Indiana	Cold rolling and finishing	Foil stock for specialties
Uhrichsville, Ohio	Casting, hot rolling, cold rolling, finishing, and recycling	Transportation sheet and aluminum sheet for specialties
Warren, Ohio	Coating and finishing	Coated can sheet
_________________________
(1)The Company operates two separate facilities in Davenport, Iowa, one finishing mill and one casting facility.
(2)In January 2018, we announced a greenfield expansion to be located in Guthrie, Kentucky that would include heat treatment and pre-treatment lines for automotive sheet finishing. The first customer coils were shipped from the Guthrie facility in fiscal 2021. Customer qualifications will continue into fiscal 2022, and production at this facility is expected to increase in the coming fiscal year.
(3)Logan Aluminum Inc. ("Logan"), located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows. We own 40% of the outstanding common shares of Logan. See Note 10 – Consolidation for further information about this affiliate.

Europe

Locations(1)	Plant Processes	Major Products
Bresso, Italy	Coating, embossing, and finishing	Painted sheet, painted construction sheet, and automotive sheet
Göttingen, Germany	Finishing and coating	Can end stock, food can, and painted sheet
Koblenz, Germany	Sheet ingot casting, hot rolling, cold rolling, and finishing	Sheet ingot for aerospace, aerospace sheet, commercial plate, and heat exchangers
Latchford, United Kingdom	Recycling and sheet ingot casting	Sheet ingot from recycled metal
Nachterstedt, Germany	Cold rolling, finishing, coating, recycling, sheet ingot casting, and heat treatment	Automotive sheet, can end stock, industrial sheet, painted sheet, construction sheet, and sheet ingot from recycled metal
Neuss, Germany(2)	Recycling, sheet ingot casting, hot rolling, cold rolling, and finishing	Can body stock, foil stock, and feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, and converting	Foil, packaging, and flexible tubes
Pieve, Italy	Continuous casting, cold rolling, finishing, and recycling	Coil for finishing operations, industrial sheet, foil stock, and closure stock
Sierre, Switzerland(3)	Sheet ingot casting, hot rolling, cold rolling, finishing, and continuous heat treatment	Automotive sheet and industrial sheet
Voerde, Germany	Casting and recycling	Sheet ingot for automotive and specialties
_________________________
(1)Production at our Crick, United Kingdom ("U.K.") facility ceased during fiscal 2021. The location continues to be operated by a third party service provider as a warehouse and distribution facility.
(2)Aluminium Norf GmbH ("Alunorf") is operated as a 50/50 production joint venture between Novelis and Hydro Aluminium Deutschland GmbH. See Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
(3)Novelis operates a wholly owned facility in Sierre, Switzerland. In addition to this facility, AluInfra Services SA ("AluInfra") is operated as a 50/50 joint venture between Novelis and Constellium Valais SA ("Constellium") and provides utility services to each partner. See Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
Asia

Locations	Plant Processes	Major Products
Changzhou, China	Heat treatment and finishing	Automotive sheet
Ulsan, South Korea(1)	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, construction sheet, industrial sheet, electronics, automotive sheet for finishing operations, foil stock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, construction sheet, industrial sheet, electronics, foil stock, and recycled material
Zhenjiang, China	Sheet ingot casting, hot rolling, and heat treatment	Aerospace sheet, commercial plate, and industrial sheet
_________________________
(1)Ulsan Aluminum, Ltd. ("UAL") is operated as a 50/50 joint venture between Novelis and Kobe. See Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, and coating	Can stock, construction sheet, industrial sheet, foil stock, sheet ingot, and transportation sheet
Santo Andre, Brazil	Foil rolling and finishing	Foil stock

Item 3. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 23 – Commitments and Contingencies to our accompanying consolidated financial statements, which are incorporated by reference into this item.
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
Dividends or returns of capital to our shareholder are made in accordance with our capital allocation policy and at the discretion of the board of directors. Such payments will depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, and other relevant factors.
Item 6. Selected Financial Data.
The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we partner with customers in the beverage can, automotive, aerospace, and specialty markets (including foil packaging, certain transportation products, architectural, industrial, and consumer durables) to deliver solutions that maximize the benefits of lightweight aluminum throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco Industries Limited, an industry leader in aluminum and copper, and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of March 31, 2021, we had manufacturing operations in nine countries on four continents, through 33 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of these operating facilities.
The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in Special Note Regarding Forward-Looking Statements and Market Data and Part I, Item 1A. Risk Factors.
Discussion and analysis of fiscal 2019 and year-over-year comparisons between fiscal 2020 and fiscal 2019 not included in this Form 10-K can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the SEC on May 7, 2020. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K.
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and is now integrating the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio, including by providing entry into the aerospace market. In addition, more than $180 million of run-rate synergies have been identified, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. In the months since closing the transaction, $79 million of run-rate cost synergies have already been achieved. The results from continuing operations reported for the period ending March 31, 2021 reflect the Aleris acquisition.

The early months of fiscal 2021 were negatively impacted by a short-term reduction in demand for aluminum rolled products as a result of the COVID-19 pandemic and restrictions put in place to combat the virus. Some industries such as automotive, aerospace, and some specialty markets, including heat exchangers and transportation, experienced a sharper demand decline than the more resilient beverage can segment. However, demand strengthened considerably in the second fiscal quarter across most end markets and remained favorable through the remainder of the fiscal year. While aerospace demand is expected to remain muted into fiscal 2022, some end markets, including automotive and specialties, have returned to pre-COVID demand levels due to strong consumer demand. We believe the long-term trends for flat-rolled aluminum products remain strong. Economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics, continue to support long-term increasing global demand for aluminum and rolled products. With the exception of China where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting and recycling capability in Pindamonhangaba, Brazil to support this demand.
Meanwhile, the long-term demand for aluminum in the automotive industry continues to grow, which drove the investments we made in our automotive sheet finishing capacity in North America, Europe, and Asia in recent years, and is driving our additional investments in Guthrie, Kentucky (U.S.), Changzhou, China, and Zhenjiang, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel.
We expect long-term demand for building and construction and other specialty products will grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, semiconductor, rail, and other technically demanding applications.
We believe significant aircraft industry order backlogs for key original equipment manufacturers ("OEMs"), including Airbus and Boeing, will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand.
COVID-19 Response
The COVID-19 pandemic continues to cause travel and business disruption and economic volatility. Government mandates to stay at home or avoid large gatherings of people, as well as infected employees or individuals on-site, have caused some of our customers to temporarily shut down their manufacturing facilities due to lack of demand, government decree, or public health concerns. Although many government-mandated restrictions have been gradually lifted, a resurgence in COVID-19 cases may lead to the reimposition of previously lifted business restrictions and closure requirements, the imposition of new restrictions, or the issuance of new or revised local or national health guidance. We are encouraged by the resiliency of the beverage can market and the recovery in the automotive and specialty markets. We continue working closely with our customers to adjust production based on their sales forecasts.
With our primary focus being the health and well-being of our employees, we are closely monitoring the changing landscape with respect to COVID-19 and taking actions to manage our business and support our customers. We have bolstered our own environmental health and safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, and clock-in areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment ("PPE") such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. For our non-production workforce, we have strongly encouraged virtual meetings to reduce employee contact and have switched to paperless work environments where possible. The recent approval of COVID-19 vaccines is another positive resource available to help further ensure the health of our employees, facilities, and communities.
Liquidity Position
We believe that we have substantial liquidity to navigate the current dynamic environment. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.2 billion of liquidity at March 31, 2021.

Due to some uncertainty on how the COVID-19 pandemic may evolve, early in fiscal 2021 we took a prudent approach to capital and prioritized spending on maintenance activities and organic strategic capacity expansions projects. With more confidence in end market conditions, we increased our capital expenditures expectation for fiscal 2022 to approximately $600 - $700 million. This includes approximately $300 million for maintenance spend, as well as strategic spending to complete automotive capacity expansions now commissioning in the U.S. and China, the Brazil rolling and casting capacity expansion, and initial spend associated with a strategic capacity expansion in China.
Market Trends
While there has been limited short-term impact resulting from the COVID-19 pandemic in some end markets, long-term demand trends for flat-rolled aluminum products remain broadly intact. Beverage can represents the largest share of our shipment product portfolio, and has historically been a relatively recession resistant product. Our beverage can sheet shipments increased versus the prior year, as demand for aluminum cans as a package type was very strong, particularly across the Americas.
The automotive industry was severely impacted by the slowdown resulting from COVID-19 in the first quarter of fiscal 2021, as major U.S. and European automotive OEMs temporarily shut down production. However, the resumption of customer operations beginning in May 2020, combined with strong demand for larger vehicles like pick-up trucks and SUVs, as well as strengthening demand in China for electric vehicles, has driven demand for automotive aluminum sheet to above pre-pandemic levels by the fourth quarter. While we do see some short-term demand reduction resulting from the semi-conductor shortage impact on OEM production rates in the first half of calendar 2021, the long-term demand trends for automotive aluminum sheet remain strong.
Demand for specialties products has recovered from some short-term reduced demand driven by COVID-19-related impacts early in fiscal 2021. Demand remains particularly strong for aluminum sheet in the electronics market in Asia, as well as building and construction, transportation, and foil packaging in North America and Asia.
In aerospace, sharply lower consumer travel is expected to drive soft demand for aerospace sheet and plate for the next several quarters.
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
In North America, Europe, and South America, we pass through local market premiums to our customers, which are recorded through net sales. In Asia we purchase our metal inputs based on the LME and incur a local market premium; however, many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium, making it difficult for us to fully pass through this component of our metal input cost to some of our customers.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for the fiscal years ended March 31, 2021, 2020, and 2019 are as follows.

				Percent Change
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31, 2021 versus March 31, 2020	Fiscal Year Ended March 31, 2020 versus March 31, 2019
	2021	2020	2019
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$1,489	$1,900	$1,997	(22)%	(5)%
Average cash price during period	1,802	1,749	2,035	3	(14)
Closing cash price as of end of period	2,213	1,489	1,900	49	(22)

For the fiscal years ended March 31, 2021, 2020, and 2019, the weighted average local market premium was as follows.

				Percent Change
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31, 2021 versus March 31, 2020	Fiscal Year Ended March 31, 2020 versus March 31, 2019
	2021	2020	2019
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$199	$204	$268	(2)%	(24)%
Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and local market premiums directly impact net sales, cost of goods sold (exclusive of depreciation and amortization), and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers and (ii) certain customer contracts containing fixed forward price commitments, which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. The majority of our local market premium hedging occurs in North America depending on market conditions; however, exposure there is not fully hedged. In Europe, Asia, and South America, the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge various price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the consolidated statement of operations. In fiscal 2021, the Company designated certain Aleris LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales and certain foreign currency exchange contracts designated as hedges of expected future foreign currency transactions. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income from continuing operations before income tax provision and net income. Gains and losses on metal derivative contracts are not recognized in segment income until realized.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for the fiscal years ended March 31, 2021, 2020, and 2019.

	Exchange Rate as of Fiscal Year Ended March 31,			Average Exchange Rate Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Euro per U.S. dollar	0.851	0.911	0.890	0.853	0.901	0.866
Brazilian real per U.S. dollar	5.697	5.199	3.897	5.471	4.168	3.809
South Korean won per U.S. dollar	1,134	1,223	1,138	1,158	1,186	1,114
Canadian dollar per U.S. dollar	1.257	1.425	1.336	1.318	1.333	1.314
Swiss franc per euro	1.106	1.061	1.118	1.078	1.095	1.142
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
RESULTS OF OPERATIONS
For fiscal 2021, we reported net income attributable to our common shareholder of $236 million, which is a decrease compared to $420 million in fiscal 2020. This decrease is primarily due to a $221 million net loss from discontinued operations. Net income from continuing operations was $458 million for fiscal 2021, an increase from $420 million in fiscal 2020. This increase is primarily due to an increase of 16% in segment income to $1.7 billion in fiscal 2021 from $1.5 billion in fiscal 2020. Operational performance was primarily driven by a $200 million positive segment income contribution from the acquired Aleris business, favorable metal costs, cost containment efforts, and favorable foreign exchange rates, partially offset by negative impacts on volume and product mix resulting from the COVID-19 pandemic early in the fiscal year.
The favorable factors in net income were partially offset by $50 million charitable contribution to support COVID-19 relief efforts in the current year, as well as higher depreciation and amortization and interest expense primarily related to the acquired Aleris business. In addition, the current year includes $11 million of unrealized derivative losses and a $29 million purchase price accounting adjustment resulting from the relief of an inventory step-up, both primarily related to the acquired Aleris business.
As a result of these factors, net cash provided by operating activities was $1.1 billion and free cash flow was $612 million for fiscal 2021. Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The actions we have taken over the past several years to grow the business, strengthen our product portfolio, optimize and enhance the reliability of our operations, and deliver innovative products and excellent customer service are evidenced by our ability to successfully navigate through the challenges of the COVID-19 pandemic and deliver strong financial performance with a robust balance sheet.
Our strategy to grow the business both organically and inorganically will help us achieve our long-term goals. This includes recent organic investments to expand automotive finishing capacity in the U.S. and China and rolling, casting, and recycling capacity in Brazil, as well as our planned cold mill investment in China. We expect to achieve further growth and diversification with our acquisition of Aleris.

We are also continuing to deliver on our purpose of shaping a sustainable world by utilizing high levels of recycled content in our products and maximizing the advantages of sustainable, lightweight aluminum to benefit our customers, partners, and the communities where we live and work. Novelis’ ambition is to be the world’s leading provider of low-carbon, sustainable aluminum solutions that advance our business, industry, and society toward the benefits of a circular economy.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2019	Sep 30, 2019	Dec 31, 2019	Mar 31, 2020	Mar 31, 2020	June 30, 2020	Sep 30, 2020	Dec 31, 2020	Mar 31, 2021	Mar 31, 2021
Net sales	$2,925	$2,851	$2,715	$2,726	$11,217	$2,426	$2,978	$3,241	$3,631	$12,276
Percentage (decrease) increase in net sales versus comparable previous year period	(6)%	(9)%	(10)%	(12)%	(9)%	(17)%	4%	19%	33%	9%
Rolled product shipments:
North America	289	286	269	267	1,111	272	367	347	362	1,348
Europe	234	245	224	220	923	212	240	253	272	977
Asia	184	177	173	184	718	184	178	184	201	747
South America	139	141	146	148	574	113	148	158	159	578
Eliminations	(16)	(14)	(15)	(8)	(53)	(7)	(10)	(9)	(11)	(37)
Total	830	835	797	811	3,273	774	923	933	983	3,613

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable prior period:
North America	5%	(3)%	(4)%	(9)%	(3)%	(6)%	28%	29%	36%	21%
Europe	1%	7%	6%	(11)%	1%	(9)%	(2)%	13%	24%	6%
Asia	5%	5%	(5)%	(7)%	(1)%	—%	1%	6%	9%	4%
South America	10%	12%	3%	3%	7%	(19)%	5%	8%	7%	1%
Total	4%	3%	—%	(7)%	—%	(7)%	11%	17%	21%	10%
Fiscal 2021 Compared to Fiscal 2020
Net sales was $12.3 billion for fiscal 2021, an increase of 9% compared to fiscal 2020, driven primarily by a 10% increase in rolled product shipments.
Income from continuing operations before income tax provision was $696 million for fiscal 2021, an increase of 16% compared to fiscal 2020. In addition to the factor noted above, the following items affected the change in income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $10 billion for fiscal 2021, an increase of 8% compared to fiscal 2020, driven primarily by higher volume and an increase of $291 million in total metal input costs included in cost of goods sold (exclusive of depreciation and amortization). Cost of goods sold (exclusive of depreciation and amortization) in fiscal 2021 also included $29 million related to the relief of the inventory step-up on the acquired Aleris business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") was $551 million for fiscal 2021 compared to $498 million for fiscal 2020. The increase is related to the additional SG&A from the acquired Aleris business, mostly offset by cost savings measures and initial acquisition cost synergies realized in fiscal 2021.
Depreciation and Amortization
Depreciation and amortization was $543 million for fiscal 2021 compared to $361 million for fiscal 2020. The increase primarily relates to the depreciation of acquired Aleris assets.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs increased $19 million primarily due to a higher average level of debt held during fiscal 2021 as a result of the Aleris acquisition, partially offset by lower average borrowing rates.

Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased $57 million. The $71 million in costs associated with the refinancing of Novelis Corporation's 6.25% Senior Notes due 2024 in fiscal 2020 was higher than the $14 million in costs in fiscal 2021 which relate to the refinancing of a portion of our secured term loan credit facility ("Term Loan Facility") and the issuance of our new 2029 Senior Notes. See Note 14 – Debt.
Restructuring and Impairment, Net
Restructuring and impairment, net in fiscal 2021 primarily relate to the reorganization and right-sizing of the acquired Aleris business. Restructuring and impairment, net in fiscal 2020 related primarily to the closure of certain non-core operations in Europe. See Note 5 – Restructuring and Impairment.
Business Acquisition and Other Related Costs
Business acquisition and other related costs decreased $52 million in fiscal 2021 compared to fiscal 2020 primarily related to the timing of the Aleris acquisition and associated professional fees.
Other Expenses, Net
Other expenses, net was $103 million for fiscal 2021 compared to $18 million for fiscal 2020. The increase primarily relates to a $50 million charitable contribution made to support COVID-19 relief efforts in fiscal 2021 and $11 million of unrealized derivatives losses in fiscal 2021, compared to a $4 million gain in fiscal 2020, primarily resulting from the acquired Aleris business. Additionally, fiscal 2020 included a $7 million gain on Brazilian tax litigation, net.
Taxes
We recognized $238 million of income tax provision in fiscal 2021, which resulted in an effective tax rate of 34%. This rate was primarily driven by the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes, changes in valuation allowances, changes to the Brazilian real foreign exchange rate, and changes in tax credits (as defined in Note 22 – Income Taxes). We recognized $178 million in fiscal 2020, which resulted in an effective tax rate of 30%. This rate was primarily driven by the results of operations, including changes in valuation allowances, the favorable impact of Brazilian real devaluation, and changes in tax credits.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to segment income, see Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments.

Selected Operating Results Fiscal Year Ended March 31, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,558	$3,552	$2,182	$1,798	$186	$12,276
Shipments (in kt):
Rolled products - third party	1,348	947	740	578	—	3,613
Rolled products - intersegment	—	30	6	1	(37)	—
Total rolled products	1,348	977	746	579	(37)	3,613
Non-rolled products	33	122	5	92	(26)	226
Total shipments	1,381	1,099	751	671	(63)	3,839

Selected Operating Results Fiscal Year Ended March 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,118	$3,095	$1,969	$1,904	$131	$11,217
Shipments (in kt):
Rolled products - third party	1,111	892	711	559	—	3,273
Rolled products - intersegment	—	31	7	15	(53)	—
Total rolled products	1,111	923	718	574	(53)	3,273
Non-rolled products	44	17	6	101	(12)	156
Total shipments	1,155	940	724	675	(65)	3,429
The following table reconciles changes in segment income for the fiscal year ended March 31, 2020 to the fiscal year ended March 31, 2021 (in millions).

Changes in segment income	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Fiscal Year Ended March 31, 2020	$590	$246	$210	$421	$5	$1,472
Volume	182	163	70	5	11	431
Conversion premium and product mix	(75)	(42)	30	(23)	31	(79)
Conversion costs	(12)	(59)	(16)	30	(38)	(95)
Foreign exchange	1	3	18	8	3	33
Selling, general & administrative and research & development costs(2)	(25)	(22)	(10)	13	(4)	(48)
Other changes	2	(4)	3	(5)	4	—
Segment income - Fiscal Year Ended March 31, 2021	$663	$285	$305	$449	$12	$1,714
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
North America
Net sales increased $440 million, or 11%, driven by sales associated with the acquired Aleris business and higher can volumes from strong demand for beverage can sheet, partially offset by lower automotive volumes impacted by the COVID-19 pandemic. Segment income was $663 million, an increase of 12%, primarily due to higher total volume, favorable metal mix and spreads, and operating and selling, general and administrative cost reduction initiatives, partially offset by unfavorable product mix and higher fixed and selling, general and administrative costs associated with the acquired business.
Europe
Net sales increased $457 million, or 15%, driven by sales associated with the acquired Aleris business and higher can volumes from strong demand, partially offset by lower automotive and specialty volumes impacted by the COVID-19 pandemic early in the fiscal year. Segment income was $285 million, an increase of 16%, primarily driven by higher total volume, favorable metal mix, and operating and selling, general and administrative cost reduction initiatives, partially offset by unfavorable product mix and higher fixed and selling, general and administrative costs associated with acquired business.

Asia
Net sales increased $213 million, or 11%, driven by higher automotive volumes from a strong recovery in the Chinese automotive market post-COVID-19 pandemic and sales associated with the acquired Aleris businesses, partially offset by lower can and specialty volumes. Segment income was $305 million, an increase of 45%, primarily due to higher volume, favorable product mix, operating and selling, general and administrative cost reduction initiatives, favorable metal mix and spreads, and favorable foreign exchange, partially offset by higher fixed and selling, general and administrative costs associated with the acquired business and higher freight cost.
South America
Net sales decreased $106 million, or 6%, driven primarily by lower can pricing and lower specialty volume due to capacity constraints, partially offset by higher can volume. Segment income was $449 million, an increase of 7%, primarily due to favorable metal mix and spreads, product mix, foreign exchange, and operating and selling, general and administrative cost reduction initiatives, partially offset by lower can pricing.
LIQUIDITY AND CAPITAL RESOURCES
We continue to maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.2 billion of liquidity as of March 31, 2021. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund our continued expansions, service our debt obligations, and provide sufficient liquidity to operate our business through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing) and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of March 31, 2021 and 2020 is as follows.

	March 31,
in millions	2021	2020
Cash and cash equivalents	$998	$2,392
Availability under committed credit facilities(1)	1,223	186
Total available liquidity	$2,221	$2,578
_________________________
(1)Our availability under committed credit facilities does not include the committed financing for Aleris.
The decrease in total available liquidity is primarily due to the outflow of $2.6 billion in cash for the acquisition of Aleris, net of cash received, partially offset by positive free cash flow of $612 million and proceeds from the sale of discontinued operations of $403 million. The decrease in cash and cash equivalents is partially offset by an increase in our availability under committed credit facilities primarily due to payments on our ABL revolver. See Note 14 – Debt for more details on our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of March 31, 2021, we held $3 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2021, we held $678 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2021, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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

Non-Guarantor Information
As of March 31, 2021, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for the fiscal year ended March 31, 2021)	21%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for the fiscal year ended March 31, 2021)	17%
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2021)	16%
Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA (segment income). In addition, for the years ended March 31, 2021 and March 31, 2020, the Company’s subsidiaries that are not guarantors had net sales of $2.9 billion and $2.7 billion, respectively, and, as of March 31, 2021, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.7 billion (including inter-company balances).
Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table shows free cash flow for the fiscal year ended March 31, 2021, 2020 and 2019, the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
	Fiscal Year Ended March 31,			Fiscal 2021 versus Fiscal 2020	Fiscal 2020 versus Fiscal 2019
in millions	2021	2020	2019
Net cash provided by operating activities - continuing operations	$1,209	$973	$730	$236	$243
Net cash used in investing activities - continuing operations	(3,079)	(586)	(559)	(2,493)	(27)
Plus: Cash used in the acquisition of assets under a finance lease(1)	—	—	239	—	(239)
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(2)	2,614	—	—	2,614	—
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes and hedging	(4)	(3)	(2)	(1)	(1)
Free cash flow from continuing operations	740	384	408	356	(24)
Net cash used in operating activities - discontinued operations	(82)	—	—	(82)	—
Net cash provided by investing activities - discontinued operations	357	—	—	357	—
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(3)	(403)	—	—	(403)	—
Free cash flow	$612	$384	$408	228	(24)
Cash and cash equivalents	$998	$2,392	$950	$(1,394)	$1,442
_________________________
(1)This line item includes $239 million of outflows related to the acquisition of operating assets that we historically leased at our Sierre, Switzerland rolling facility during the fiscal year ended March 31, 2019. The impact is recognized as acquisition of assets under a finance lease.
(2)The total of acquisition of business, net of cash and restricted cash acquired represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $9 million of restricted cash, $41 million of discontinued operations cash and cash equivalents acquired, and $9 million in contingent consideration paid in the acquisition of business.
(3)Proceeds from the sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations represents the proceeds from the sale of Duffel, net of cash sold of $23 million, and the proceeds from the sale of Lewisport.

Cash Flow Summary

				Change
	Fiscal Year Ended March 31,			Fiscal 2021 versus Fiscal 2020	Fiscal 2020 versus Fiscal 2019
in millions	2021	2020	2019
Net cash provided by operating activities	$1,127	$973	$730	$154	$243
Net cash used in investing activities	(2,722)	(586)	(559)	(2,136)	(27)
Net cash provided by (used in) financing activities	180	1,064	(118)	(884)	1,182
Operating Activities
The increase in net cash provided by operating activities over the prior fiscal year primarily relates to higher segment income, partially offset by net cash used in operating activities - discontinued operations of $82 million.
Investing Activities
The increase in net cash used in investing activities over the prior fiscal year is primarily attributable to the acquisition cost of Aleris, net of cash acquired, amounting to $2.6 billion, partially offset by net cash provided by investing activities - discontinued operations of $357 million and a decrease capital expenditures from $610 million in fiscal 2020 to $485 million in fiscal 2021.
Financing Activities
During the fiscal year ended March 31, 2021, there were $3 billion issuances of long-term and short-term borrowings, including $1.1 billion in issuances on our existing short-term credit agreement (the "Short Term Credit Agreement") and $775 million in issuances in incremental term loans on our Term Loan Facility (the "2020 Term Loans"). The proceeds of these issuances were used to pay a portion of the consideration payable in the acquisition of Aleris. We also issued $588 million in new senior notes.
Additionally, we entered into $500 million in additional term loans under our existing Term Loan Facility (the "2021 Term Loans"), of which $480 million were funded as of March 31, 2021 and $20 million were funded on April 1, 2021. The proceeds of the 2021 Term Loans were utilized to pay a portion of our $1.8 billion of term loans borrowed in 2017 (the "2017 Term Loans") under our Term Loan Facility.
Additionally, we issued $63 million of short-term debt in Brazil and $36 million on our China bank loans. As a result of our issuances, we paid $44 million in debt issuance costs. We made principal repayments of $1.1 billion on our Short Term Credit Agreement, $1.0 billion on our 2017 Term Loans, $70 million on our short-term debt in Brazil, $22 million on our term loan facility borrowed by Aleris Aluminum (Zhenjiang) Co., Ltd. (the "Zhenjiang Term Loans"), $8 million on our 2020 Term Loans, and $7 million on finance leases and other repayments. The net cash outflows from our revolving credit facilities relates to net outflows of $472 million on our ABL Revolver and outflows of $90 million on our Korea credit facilities, net of $56 million of net proceeds from our China credit facilities. Additionally, we paid $9 million for contingent consideration in the acquisition of Aleris.
During the fiscal year ended March 31, 2020, there were $1.7 billion of issuances of long-term borrowings, primarily related to the issuance of $1.6 billion in senior notes. We made principal repayments of $1.2 billion, primarily related to the refinancing of our 2024 Senior Notes, along with $18 million of payments on our Term Loan Facility. Additionally, the net cash proceeds from our revolving credit facilities is related to draw downs of $555 million on our ABL Revolver and $98 million on our Korea credit facility. We incurred $40 million of debt issuance costs.
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
Derivative Instruments
See Note 18 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements for a full description of derivative instruments.
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
Factoring of Trade Receivables
See Note 6 – Accounts Receivable for a summary of disclosures of factored financial amounts.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2021 and 2020, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, long-term purchase obligations, and postretirement benefit plans. The following table presents our estimated future payments under significant contractual obligations that exist as of March 31, 2021, based on undiscounted amounts. The future cash flow commitments we may have related to derivative contracts are excluded from our contractual obligations table as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $285 million of derivative liabilities recorded on our balance sheet as of March 31, 2021, are uncertain. In addition, stock compensation is excluded from the table below as these are fair value measurements determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the table excludes $69 million of uncertain tax positions. See Note 22 – Income Taxes to our accompanying consolidated financial statements.

in millions	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Debt(1)	$301	$725	$819	$4,173	$6,018
Interest on long-term debt(2)	229	436	352	399	1,416
Finance leases(3)	6	9	5	3	23
Operating leases(4)	28	36	19	17	100
Purchase obligations(5)	4,708	3,916	1,026	515	10,165
Unfunded pension plan benefits(6)	17	30	31	84	162
Other post-employment benefits(6)	8	18	19	58	103
Funded pension plans(6)	76	167	175	491	909
Total	$5,373	$5,337	$2,446	$5,740	$18,896
_________________________
(1)Includes only principal payments on our Senior Notes, Term Loans, revolving credit facilities and notes payable to banks and others. These amounts exclude payments under finance lease obligations.
(2)Interest on our fixed rate debt is estimated using the stated interest rate. Interest on our variable-rate debt is estimated using the rate in effect as of March 31, 2021. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to finance lease obligations, the amortization of debt issuance, and other costs related to indebtedness.
(3)Includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes, and maintenance associated with the property.
(4)Includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. We do not have any operating leases with contingent rents. Excluded from these amounts are insurance, taxes, and maintenance associated with the properties and equipment.
(5)Includes agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2021. Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts. Purchase obligations do not include contracts that can be cancelled without significant penalty.
(6)Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases and health care cost trends. Payments for pension plan benefits and other post-employment benefits are estimated through 2030.
CAPITAL ALLOCATION FRAMEWORK
In February 2021, Hindalco announced a capital allocation framework for the consolidated company. This framework laid out the general guidelines for use of post-maintenance capital expenditures free cash flow for the next five years, prioritizing growth capital expenditures and debt reduction, and guiding approximately 8% to 10% of such cash flow to be returned to its shareholders. The applicable guidelines of this framework will also apply to Novelis. Payments to our shareholder are at the discretion of the board of directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety ("EHS") standards. Our EHS system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001 or ISO 45001, international occupational health and safety management standards. As of March 31, 2021 and 2020, 24 and 23 of our facilities were OHSAS 18001 or ISO 45001 certified, respectively. As of March 31, 2021 and 2020, 28 and 24 of our facilities were ISO14001 certified, respectively. In addition as of March 31, 2021 and 2020, 30 and 23 of our facilities were certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949, respectively.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $17 million during the fiscal year ended March 31, 2021, of which $14 million was expensed and $3 million was capitalized. We expect that these expenditures will be approximately $18 million in the fiscal year ending March 31, 2022, of which we estimate $14 million will be expensed and $4 million will be capitalized. Generally, expenses for environmental protection are recorded in cost of goods sold (exclusive of depreciation and amortization). However, significant remediation costs that are not associated with on-going operations are recorded in restructuring and impairment, net.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for commodity and foreign exchange rates. See Note 18 – Financial Instruments and Commodity Contracts and Note 20 – Fair Value Measurements to our accompanying consolidated financial statements for discussion on fair value of derivative instruments.
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

For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive income (loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of other comprehensive income (loss) to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in other expenses, net.
For all derivatives designated as hedging relationships, gains or losses representing amounts excluded from effectiveness testing are recognized in other expenses, net in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in other expenses, net in our current period earnings.
Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.
Impairment of Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets of acquired companies. As a result of Hindalco's indirect purchase of Novelis, we estimated fair value of the identifiable net assets using a number of factors, including the application of multiples and discounted cash flow estimates. The carrying value of goodwill for each of our reporting units, which is tested for impairment annually, follows.

in millions	As of March 31, 2021
North America	$660
Europe	238
Asia	44
South America	141
$1,083
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
The FASB Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the one-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the one-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the one-step quantitative impairment test.
For our fiscal year 2021 test, we elected to perform the one-step quantitative impairment test, where we compared the fair value of each reporting unit to its carrying amount, and if the quantitative test indicates that the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.

Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premium, capital spending, working capital changes and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 8.82% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $107-$398 million, depending on the relative size of the reporting unit. Additionally, an increase or decrease of 0.25% in the terminal year growth rate assumption would have impacted the estimated fair value of each reporting unit by approximately $82-$301 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions, and the terminal year revenue growth assumptions were approximately 2.25%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. The market approach is dependent on a number of significant assumptions including selection of multiples and control premium.
As a result of our annual goodwill impairment test for the fiscal year ended March 31, 2021, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of the last day of March in fiscal 2021 by 228% for North America, by 75% for Europe, by 177% for Asia, and by 375% for South America.
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
As a result of Hindalco's indirect purchase of Novelis, investment in and advances to non–consolidated affiliates was adjusted to reflect fair value as of May 16, 2007 for our Alunorf affiliate. We review these investments for impairment whenever certain indicators are present suggesting that the carrying value of an investment is not recoverable. This analysis requires a significant amount of judgment to identify events or circumstances indicating that an investment may be impaired. Once an impairment indicator is identified, we must determine if an impairment exists, and if so, whether the impairment is other than temporary, in which case the investment would be written down to its estimated fair value.
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

Our impairment loss calculations require management to apply judgments in estimating future cash flows to determine asset fair values, including forecasting useful lives of the assets and selecting the discount rate that represents the risk inherent in future cash flows. Impairment charges are recorded in restructuring and impairment, net in our consolidated statement of operations. See Note 5 – Restructuring and Impairment for details on asset impairments for the years ended March 31, 2021, 2020, and 2019.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to additional impairment losses that could be material to our results of operations.
Pension and Other Postretirement Plans
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits. Liabilities and expense for pension plans and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). These assumptions bear the risk of change as they require significant judgment and they have inherent uncertainties that management may not be able to control.
The actuarial models use an attribution approach that generally spreads the financial impact of changes to the plan and actuarial assumptions over the average remaining service lives of the employees in the plan or average life expectancy. The principle underlying the required attribution approach is that employees render service over their average remaining service lives on a relatively smooth basis and, therefore, the accounting for benefits earned under the pension or non-pension postretirement benefits plans should follow the same relatively smooth pattern. Changes in the liability due to changes in actuarial assumptions such as discount rate, rate of compensation increases and mortality, as well as annual deviations between what was assumed and what was experienced by the plan are treated as actuarial gains or losses. The actuarial gains and losses are initially recorded to other comprehensive income (loss) and subsequently amortized over periods of 15 years or less.
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the U.S., the U.K., and other eurozone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 2.5%, 2.6%, and 3.0% and other postretirement benefit obligation was 3.4%, 3.4% and 4.0% as of March 31, 2021, 2020, and 2019, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2021, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $174 million in the pension and other postretirement obligations and in a pre-tax decrease of $11 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2021, assuming inflation remains unchanged, would result in an increase of $197 million in the pension and other postretirement obligations and in a pre-tax increase of $12 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 5.1% for 2021, 5.5% for 2020, and 5.2% for 2019. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2021 would result in a pre-tax variation of approximately $8 million in the net periodic benefit cost in the following year.
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

We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2021. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2021, the Company concluded that valuation allowances totaling $821 million were required against its deferred tax assets comprised of the following:
•$584 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, $75 million relates to New York tax credit carryforwards, $56 million relates to tax credit carryforwards in Canada, and $63 million relates to loss carryforwards in U.S. states.
•$107 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2021, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $700 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $564 million of these deferred tax assets. Realization of the remaining $136 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $585 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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

Fair Value of Contingent Consideration
The purchase price consideration for the sale of Duffel to ALVANCE that closed on September 30, 2020 included a €100 million receivable that was deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on whether either or both parties breached any of their respective obligations under the purchase and sale agreements, and if so, their relative culpability for such breaches, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At September 30, 2020, the estimated fair value of this contingent consideration subject to arbitration was €93 million ($109 million), measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. If further developments or the resolution of arbitration are not consistent with our assumptions and judgments used in the calculation of fair value, we may need to recognize a significant loss that could be material to our results of operations.
As of March 31, 2021, the fair value has been adjusted for the accretion of imputed interest to €95 million ($112 million). This imputed interest is included net income from continuing operations on our consolidated statements of operations. See Note 3 – Discontinued Operations for more information.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
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
Total segment income is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. See Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of segment income.

Free Cash Flow
Free cash flow consists of: (a) net cash provided by (used in) operating activities - continuing operations, (b) plus net cash provided by (used in) investing activities - continuing operations, (c) plus net cash provided by (used in) operating activities - discontinued operations, (d) plus net cash provided by (used in) investing activities - discontinued operations, (e) plus cash used in the acquisition of assets under a finance lease, (f) plus cash used in the acquisition of business, net of cash and restricted cash acquired, (g) plus accrued merger consideration, (h) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging, and (i) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations. Management believes free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of free cash flow. Our method of calculating free cash flow may not be consistent with that of other companies.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper, zinc, and local market premiums), energy prices (electricity, natural gas, and diesel fuel), foreign currency exchange rates, and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only, and not for speculative purposes.
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2021 consolidated balance sheet.
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
Commodity Price Risks
We have commodity price risk with respect to purchases of certain raw materials including aluminum, copper, zinc, electricity, natural gas, and transport fuel.
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
Increases or decreases in the average price of aluminum based on the LME directly impact net sales, cost of goods sold (exclusive of depreciation and amortization), and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) certain customer contracts containing fixed forward price commitments which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs, and (ii) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers.
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

Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2021, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(137)
Copper	(10)	(2)
Zinc	(10)	(1)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For the fiscal year ended March 31, 2021, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2021, given a 10% decline in spot prices for energy contracts.

$ in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(1)
Natural Gas	(10)	(3)
Diesel Fuel	(10)	(2)
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
It is our policy to minimize exposures from non-functional currency denominated transactions within each of our operating segments. We use foreign exchange forward contracts, options and cross-currency swaps to manage exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include forecasted net sales, forecasted purchase commitments, capital expenditures, and net investment in foreign subsidiaries. Our most significant non-U.S. dollar functional currency operations have the euro and the Korean won as their functional currencies, respectively. Our Brazilian operations are U.S. dollar functional.
We also face translation risks related to the changes in foreign currency exchange rates which are generally not hedged. Amounts invested in these foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Any resulting translation adjustments are recorded as a component of accumulated other comprehensive loss on our consolidated balance sheets. Net sales and expenses at these non-U.S. dollar functional currency entities are translated into varying amounts of U.S. dollars depending upon whether the U.S. dollar weakens or strengthens against other currencies. Therefore, changes in exchange rates may either positively or negatively affect our net sales and expenses as expressed in U.S. dollars.

Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 – Business and Summary of Significant Accounting Policies and Note 18 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2021, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(21)
Euro	(10)	(25)
Korean won	(10)	(60)
Canadian dollar	(10)	(4)
British pound	(10)	(20)
Swiss franc	(10)	(30)
Chinese yuan	10	(7)
Interest Rate Risks
We use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
The interest rate paid on our floating rate Term Loan Facility, due June 2022 is LIBOR (0.20%) plus a spread of 1.85%. As of March 31, 2021, the stated interest rate was 2.05%. As of March 31, 2021, a 100 basis point increase or decrease in LIBOR interest rates would have had a $6 million impact on our annual pre-tax income.
The interest rate paid on the U.S. dollar term loan facility portion of our Zhenjiang Term Loans, due May 2024 is six month LIBOR (0.23%) plus a spread of 5.0%. As of March 31, 2021, the stated interest rate was 5.23%. As of March 31, 2021, a 100 basis point increase or decrease in LIBOR interest rates would have had less than $1 million impact on our annual pre-tax income.
The interest rate paid on our floating rate Term Loan Facility, due January 2025 is LIBOR (0.20%) plus a spread of 1.75%. As of March 31, 2021, the stated interest rate was 1.95%. As of March 31, 2021, a 100 basis point increase or decrease in LIBOR interest rates would have had a $8 million impact on our annual pre-tax income.
The interest rate paid on our floating rate Term Loan Facility, due March 2028 is LIBOR (0.20%) plus a spread of 2.00%. As of March 31, 2021, the stated interest rate was 2.20%. As of March 31, 2021, a 100 basis point increase or decrease in LIBOR interest rates would have had a $5 million impact on our annual pre-tax income.
From time to time, we have used interest rate swaps to manage our debt cost. As of March 31, 2021, there were no USD LIBOR based interest rate swaps outstanding.
In South Korea, we periodically enter into interest rate swaps to fix the interest rate on various floating rate debt in order to manage our exposure to changes in the 3M-CD interest rate. As of March 31, 2021, there were no 3M-CD based interest rate swaps outstanding.

Item 8. Financial Statements and Supplementary Data.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control — Integrated Framework (2013)."
Consistent with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting in the year of acquisition. Accordingly, management has excluded Aleris, which was acquired on April 14, 2020, from their assessment of the effectiveness of the Company's internal control over financial reporting. Aleris' total assets and total net sales excluded from management's assessment represented 15% and 13% of the related consolidated financial statement amounts as of and for the year ended March 31, 2021, respectively.
Based on its assessment, management has concluded that, as of March 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of March 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 12, 2021

/s/ Devinder Ahuja
Devinder Ahuja
Senior Vice President and Chief Financial Officer
May 12, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries ("the Company") as of March 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s (deficit) equity, and cash flows, for each of the three years in the period ended March 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Aleris Corporation from its assessment of internal control over financial reporting as of March 31, 2021 because it was acquired by the Company in a purchase business combination during the year ended March 31, 2021. We have also excluded Aleris Corporation from our audit of internal control over financial reporting. Aleris Corporation is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 15% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2021.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Aleris Corporation - Valuation of Customer Relationships and Acquired Technology Intangible Assets
As described in Notes 1 and 2 to the consolidated financial statements, the Company completed its acquisition of Aleris Corporation for net consideration of $2,775 million during fiscal year 2021, which resulted in recording $455 million of customer relationships and acquired technology intangible assets. Management makes significant estimates and assumptions regarding the fair values of the elements of the business combination as of the date of acquisition, including the fair values of customer relationships and acquired technology intangible assets, which were valued using the multi-period excess earnings or the relief from royalty methods. Significant estimates and assumptions used in estimating the fair values include subjective and/or complex judgments regarding items such as discount rate, revenue growth rates, projected EBITDA margins, customer attrition rates, economic lives, and other factors, which are used to derive the estimated future cash flows that management expects to generate from the acquired assets.
The principal considerations for our determination that performing procedures relating to the acquisition of Aleris Corporation is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurement of the customer relationships and acquired technology intangible assets due to the significant judgment by management when developing the estimates; (ii) the significant audit effort in evaluating management’s significant assumptions related to the discount rate and revenue growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over development of the discount rate and revenue growth rates assumptions utilized in the valuation of the intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) evaluating management’s accounting related to the business combination; and (iii) testing management’s process for estimating the fair value of customer relationships and acquired technology intangible assets. Testing management’s process included evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods, testing the completeness and accuracy of the underlying data provided by management, and evaluating the reasonableness of significant assumptions related to the discount rate and revenue growth rates. Evaluating the reasonableness of the revenue growth rates involved considering the past performance of the acquired business, as well as economic and industry forecasts. Evaluating the reasonableness of the discount rate involved considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s multi-period excess earnings and relief from royalty methods and management’s significant assumption related to the discount rate.

Report of Independent Registered Public Accounting Firm
Goodwill Impairment Assessment
As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,083 million as of March 31, 2021. Management conducts an impairment test as of the last day of March of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. As disclosed by management, potential impairment is identified by comparing the estimated fair value of each reporting unit to its carrying amount. If the carrying value exceeds the fair value, management records an impairment charge in an amount equal to that excess. Management estimates fair value based on a weighted average of the value indication from the market and income approaches. The determination of fair value using the market and income approaches requires the use of management’s significant assumptions related to selection of market multiples and control premium for the market approach and sales volumes, conversion premium, capital spending, working capital changes and the discount rate for the income approach.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to market multiples and control premium for the market approach and sales volumes, conversion premium capital spending, and the discount rate for the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches and the weighting of the approaches; (iii) testing the completeness and accuracy of underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management in the income and market approaches. Evaluating management’s assumptions related to sales volumes and prices, costs to produce, and capital spending involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income and market approaches, the weighting of the approaches, and evaluating the reasonableness of the discount rate, control premium and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
May 12, 2021
We have served as the Company’s auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Net sales	$12,276	$11,217	$12,326
Cost of goods sold (exclusive of depreciation and amortization)	9,980	9,231	10,422
Selling, general and administrative expenses	551	498	502
Depreciation and amortization	543	361	350
Interest expense and amortization of debt issuance costs	267	248	268
Research and development expenses	83	84	72
Loss on extinguishment of debt	14	71	—
Restructuring and impairment, net	29	43	2
Equity in net (income) loss of non-consolidated affiliates	(1)	2	(3)
Business acquisition and other related costs	11	63	33
Other expenses, net	103	18	44
	11,580	10,619	11,690
Income from continuing operations before income tax provision	696	598	636
Income tax provision	238	178	202
Net income from continuing operations	458	420	434
Loss from discontinued operations, net of tax	(51)	—	—
Loss on sale of discontinued operations, net of tax	(170)	—	—
Net loss from discontinued operations	(221)	—	—
Net income	237	420	434
Net income attributable to noncontrolling interests	1	—	—
Net income attributable to our common shareholder	$236	$420	$434
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Net income	$237	$420	$434
Other comprehensive income (loss):
Currency translation adjustment	214	(73)	(171)
Net change in fair value of effective portion of cash flow hedges	(144)	(10)	(70)
Net change in pension and other benefits	243	(73)	(8)
Other comprehensive income (loss) before income tax effect	313	(156)	(249)
Income tax provision (benefit) related to items of other comprehensive income	25	(26)	(22)
Other comprehensive income (loss), net of tax	288	(130)	(227)
Comprehensive income	525	290	207
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	35	(16)	2
Comprehensive income attributable to our common shareholder	$490	$306	$205
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$998	$2,392
Accounts receivable, net
— third parties (net of allowance for credit losses of $5 and $8 as of March 31, 2021 and March 31, 2020, respectively)	1,687	1,067
— related parties	166	164
Inventories	1,928	1,409
Prepaid expenses and other current assets	198	145
Fair value of derivative instruments	137	202
Assets held for sale	5	5
Current assets of discontinued operations	15	—
Total current assets	5,134	5,384
Property, plant and equipment, net	4,687	3,580
Goodwill	1,083	607
Intangible assets, net	696	299
Investment in and advances to non–consolidated affiliates	838	760
Deferred income tax assets	130	140
Other long–term assets
— third parties	316	219
— related parties	1	—
Total assets	$12,885	$10,989

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$71	$19
Short–term borrowings	236	176
Accounts payable
— third parties	2,498	1,732
— related parties	230	176
Fair value of derivative instruments	280	214
Accrued expenses and other current liabilities	670	613
Current liabilities of discontinued operations	16	—
Total current liabilities	4,001	2,930
Long–term debt, net of current portion	5,653	5,345
Deferred income tax liabilities	162	194
Accrued postretirement benefits	878	930
Other long–term liabilities	305	229
Total liabilities	10,999	9,628
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2021 and March 31, 2020	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	864	628
Accumulated other comprehensive loss	(366)	(620)
Total equity of our common shareholder	1,902	1,412
Noncontrolling interests	(16)	(51)
Total equity	1,886	1,361
Total liabilities and equity	$12,885	$10,989
_________________________
See accompanying notes to the consolidated financial statements. Refer to Note 10 – Consolidation for information on our consolidated variable interest entity (VIE).

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
OPERATING ACTIVITIES
Net income	$237	$420	$434
Net loss from discontinued operations	(221)	—	—
Net income from continuing operations	$458	$420	$434
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	543	361	350
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	1	(4)	(6)
Loss on sale of assets	1	1	6
Impairment charges	1	18	—
Loss on extinguishment of debt	14	71	—
Deferred income taxes	49	—	50
Equity in net (income) loss of non-consolidated affiliates	(1)	2	(3)
Gain on foreign exchange remeasurement of debt	(3)	—	—
Amortization of debt issuance costs and carrying value adjustments	28	17	17
Other, net	—	2	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects of the acquisition and divestitures):
Accounts receivable	(323)	304	(71)
Inventories	(94)	23	32
Accounts payable	569	(171)	(72)
Other assets	91	(62)	(10)
Other liabilities	(125)	(9)	4
Net cash provided by operating activities - continuing operations	1,209	973	730
Net cash used in operating activities - discontinued operations	(82)	—	—
Net cash provided by operating activities	$1,127	$973	$730

INVESTING ACTIVITIES
Capital expenditures	$(485)	$(610)	$(353)
Acquisition of business, net of cash and restricted cash acquired	(2,614)	—	—
Acquisition of assets under a finance lease	—	—	(239)
Proceeds from sales of assets, third party, net of transaction fees and hedging	4	3	2
Proceeds from investment in and advances to non-consolidated affiliates, net	9	3	12
(Outflows) proceeds from settlement of derivative instruments, net	(5)	5	7
Other	12	13	12
Net cash used in investing activities - continuing operations	(3,079)	(586)	(559)
Net cash provided by investing activities - discontinued operations	357	—	—
Net cash used in investing activities	$(2,722)	$(586)	$(559)

FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$3,042	$1,696	$—
Principal payments of long-term and short-term borrowings	(2,301)	(1,225)	(112)
Revolving credit facilities and other, net	(506)	633	(2)
Debt issuance costs	(44)	(40)	(4)
Contingent consideration paid in acquisition of business	(9)	—	—
Net cash provided by (used in) financing activities - continuing operations	182	1,064	(118)
Net cash used in financing activities - discontinued operations	(2)	—	—
Net cash provided by (used in) financing activities	$180	$1,064	$(118)
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,415)	1,451	53
Effect of exchange rate changes on cash	40	(9)	(25)
Cash, cash equivalents and restricted cash — beginning of period	2,402	960	932
Cash, cash equivalents and restricted cash — end of period	$1,027	$2,402	$960

Cash and cash equivalents	$998	$2,392	$950
Restricted cash (included in other long–term assets)	15	10	10
Restricted cash (included in prepaid expenses and other current assets)	14	—	—
Cash and cash equivalents of discontinued operations	—	—	—
Cash, cash equivalents and restricted cash — end of period	$1,027	$2,402	$960

Supplemental Disclosures:
Interest paid	$240	$222	$248
Income taxes paid	169	172	159
Accrued capital expenditures as of March 31	77	56	103
________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S (DEFICIT) EQUITY

	Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance as of March 31, 2018	1,000	$—	$1,404	$(278)	$(261)	$(37)	$828
Adoption of accounting standards updates (See Note 1)	—	—	—	52	(16)	—	36
Balance as of April 1, 2018	1,000	—	1,404	(226)	(277)	(37)	864
Net income attributable to our common shareholder	—	—	—	434	—	—	434
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(171)	—	(171)
Change in fair value of effective portion of hedges, net of tax benefit of $20, included in other comprehensive income (loss)	—	—	—	—	(50)	—	(50)
Change in pension and other benefits, net of tax benefit of $2, included in other comprehensive income (loss)	—	—	—	—	(8)	2	(6)
Balance as of March 31, 2019	1,000	—	1,404	208	(506)	(35)	1,071
Net income attributable to our common shareholder	—	—	—	420	—	—	420
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(73)	—	(73)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $6, included in other comprehensive income (loss)	—	—	—	—	(4)	—	(4)
Change in pension and other benefits, net of tax benefit of $20, included in other comprehensive income (loss)	—	—	—	—	(37)	(16)	(53)
Balance as of March 31, 2020	1,000	—	1,404	628	(620)	(51)	1,361
Net income attributable to our common shareholder	—	—	—	236	—	—	236
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	214	—	214
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $37, included in other comprehensive income (loss)	—	—	—	—	(107)	—	(107)
Change in pension and other benefits, net of tax provision of $62 included in, other comprehensive income (loss)	—	—	—	—	147	34	181
Balance as of March 31, 2021	1,000	$—	$1,404	$864	$(366)	$(16)	$1,886
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Annual Report on Form 10-K ("Form 10-K"), references herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. All of the common shares of Novelis are owned directly by AV Metals Inc. and indirectly by Hindalco Industries Limited. Unless otherwise specified, the period referenced is the current fiscal year. Reference to "fiscal 2021," "fiscal 2020," or "fiscal 2019" refers to the fiscal year ended March 31, 2021, 2020, or 2019, respectively. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kilotonne ("kt") is 1,000 metric tonnes.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans and post-industrial aluminum, such as class scrap. As of March 31, 2021, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of these plants.
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
We use the equity method to account for our investments in entities that we do not control, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to our common shareholder includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non–consolidated affiliates and equity in net (income) loss of non-consolidated affiliates.
Use of Estimates and Assumptions
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) impairment of long lived assets and other intangible assets; (3) impairment of equity investments; (4) actuarial assumptions related to pension and other postretirement benefit plans; (5) tax uncertainties and valuation allowances; (6) assessment of loss contingencies, including environmental and litigation liabilities; (7) the fair value of derivative financial instruments; and (8) the fair value of the contingent consideration resulting from the sale of Duffel. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
For more information regarding our use of estimates in the determination of fair values of assets acquired and liabilities assumed in the acquisition of Aleris Corporation ("Aleris"), see Note 2 – Business Combination.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Reclassifications and Revisions of Previously Issued Financial Statements
During the preparation of the consolidated financial statements for fiscal 2020, we identified a misstatement related to the sale of land within previously issued Form 10-Ks for the years ended March 31, 2019 and March 31, 2018. The previously disclosed amounts for property, plant and equipment, net and retained earnings were understated by $5 million for the aforementioned periods.
We assessed the materiality of the misstatement and concluded it was not material to the Company’s previously issued financial statements for the years ended March 31, 2019 and March 31, 2018 and that amendments of previously filed financial statements were therefore not required. However, we elected to revise the previously reported amounts in the consolidated statements of shareholder's (deficit) equity to correct the misstatement. The revision applies to the previously reported amounts for retained earnings in the consolidated statements of shareholder's (deficit) equity for the fiscal years ended March 31, 2019 and March 31, 2018.
In addition, during the preparation of the condensed consolidated financial statements for the period ended September 30, 2020, we identified a misstatement related to the calculation of accrued capital expenditures within the statement of cash flows in our previously issued Form 10-Ks for the years ended March 31, 2020 and March 31, 2019 and the interim periods within these years. As a result, the previously reported amounts for capital expenditures were understated by $11 million and $2 million, changes in accounts payable were overstated by $11 million and $2 million, and accrued capital expenditures, presented in supplemental disclosures, were overstated by $44 million and $33 million for the years ended March 31, 2020 and March 31, 2019, respectively.
We assessed the materiality of the misstatement and concluded it was not material to the company's previously issued financial statements for the years ended March 31, 2020 and March 31, 2019 and the interim periods within these years. However, we elected to revise the previously reported amounts for capital expenditures and changes in accounts payable within the consolidated statement of cash flows, accrued capital expenditures within the supplemental disclosures to the consolidated statement of cash flows, and capital expenditures within Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information.
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
Our global operations, similar to those of many other large, multi-national corporations, were also impacted. Early in fiscal year 2021, we were required to partially shut down or temporarily close certain facilities in the United States ("U.S.") and abroad to comply with state orders and governmental decrees and adjust schedules at some of our facilities based on customer demand. The plant shut downs and adjusted schedules resulting from the COVID-19 pandemic resulted in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers, mainly during the first quarter of the current fiscal year.
While much of our customer demand and shipments recovered in the majority of our end markets during the second fiscal quarter and remained robust through the remainder of fiscal 2021, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the distribution and adoption of vaccines.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our application of U.S. GAAP requires the pervasive use of estimates and assumptions in preparing the audited consolidated financial statements. The global COVID-19 pandemic has required greater use of estimates and assumptions. More specifically, those estimates and assumptions that are utilized in our forecasted cash flows that form the basis in developing the fair values utilized in impairment assessments as well as annual effective tax rate. This has included assumptions as to the duration and severity of the pandemic, timing and amount of demand shifts amongst sales channels (primarily in the automotive industry), workforce availability, and supply chain continuity. We have experienced short-term disruptions and anticipate such disruptions may continue for the foreseeable future, but anticipate an eventual return to normal demand. Although we have made our best estimates based upon current information, the effects of the COVID-19 pandemic on our business may result in future changes to our estimates and assumptions based on its duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
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
We have established liabilities for environmental remediation where appropriate. However, the cost of addressing environmental matters (including the timing of any charges related thereto) cannot be predicted with certainty, and these liabilities may not ultimately be adequate, especially in light of potential changes in environmental conditions, changing interpretations of laws and regulations by regulators and courts, the discovery of previously unknown environmental conditions, the risk of governmental orders to carry out additional compliance on certain sites not initially included in remediation in progress, our potential liability to remediate sites for which provisions have not been previously established and the adoption of more stringent environmental laws. Such future developments could result in increased environmental costs and liabilities and could require significant capital expenditures, any of which could have a material adverse effect on our financial position or results of operations, or cash flows. Furthermore, the failure to comply with our obligations under the environmental laws and regulations could subject us to administrative, civil or criminal penalties, obligations to pay damages or other costs, and injunctions or other orders, including orders to cease operations. In addition, the presence of environmental contamination at our properties could adversely affect our ability to sell a property, receive full value for a property or use a property as collateral for a loan.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use a variety of hazardous materials and chemicals in our rolling processes and in connection with maintenance work on our manufacturing facilities. Because of the nature of these substances or related residues, we may be liable for certain costs, including, among others, costs for health-related claims or removal or re-treatment of such substances. Certain of our current and former facilities incorporated asbestos-containing materials, a hazardous substance that has been the subject of health-related claims for occupation exposure. In addition, although we have developed environmental, health and safety programs for our employees, including measures to reduce employee exposure to hazardous substances, and conduct regular assessments at our facilities, we are currently, and in the future may be, involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances at our current or former facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our financial position, results of operations, and cash flows could be adversely affected.
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
Other risks and uncertainties
In addition, refer to Note 18 – Financial Instruments and Commodity Contracts, Note 20 – Fair Value Measurements, and Note 23 – Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Net Sales
We recognize revenue in accordance with the FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). See Note 4 – Revenue from Contracts with Customers for additional information on our revenue recognition policies.
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
Research and Development
We incur costs in connection with research and development ("R&D") programs that are expected to contribute to future earnings, and charge such costs against income as incurred. R&D costs consist primarily of salaries and administrative costs.
Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment, net, include employee severance and benefit costs, impairments of assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring costs include expenses that are recorded through the restructuring liability. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") and ASC 712, Compensation — Nonretirement Postemployment Benefits ("ASC 712"). Severance costs accounted for under ASC 420 and/or ASC 712 are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 5 – Restructuring and Impairment for further discussion.
Business Acquisition and Other Related Costs
Business acquisition and other related costs includes costs associated with the acquisition of Aleris, including legal and professional fees associated with the transaction. See Note 2 – Business Combination for further details about the transaction.
Carbon Emission Allowances
Emission allowances are recognized when there is reasonable assurance that we will comply with the respective conditions required and that the allowances or grants will be received. The allowances are recognized as income over the respective periods in which the intended expenses are offset. We recognize emission allowances as non-amortizing intangible assets since the allowance benefit is an offset against a future expense demonstrating compliance with the respective regulation and never received in the form of cash. Although the intangible is not amortized, it is subject to impairment under the indefinite lived intangible asset impairment model. The intangible asset is recognized at nominal value once we have satisfied all requirements, are granted the allowance(s), and are able to exercise control. Any excess credits are accrued.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash
Restricted cash primarily relates to cash deposits for employee benefits and cash restricted for payments on our Zhenjiang Term Loans and is disclosed on the consolidated statement of cash flows. Restricted cash is included in prepaid expenses and other current assets and other long–term assets on the consolidated balance sheet.
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
Additions to the allowance for credit losses are made by means of the provision for credit losses. We write-off uncollectible accounts receivable against the allowance for credit losses after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for credit losses. See Note 6 – Accounts Receivable for further discussion.
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
In accordance with ASC 815, Derivatives and Hedging, for cash flow hedges we recognize and defer the entire periodic change in the fair value of the hedging instrument in other comprehensive income (loss). The amounts recorded in other comprehensive income (loss) are subsequently reclassified to earnings in the same line item impacted by the hedged item when the hedged item affects earnings.
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive income (loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of other comprehensive income (loss) to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in other expenses, net.
For derivatives designated as fair value hedges, we assess hedge effectiveness by formally evaluating the high correlation of changes in the fair value of the hedged item and the derivative hedging instrument. The changes in the fair values of the underlying hedged items are reported in prepaid expenses and other current assets, other long–term assets, accrued expenses and other current liabilities, and other long–term liabilities in the consolidated balance sheets. Changes in the fair values of these derivatives and underlying hedged items generally offset, and the entire change in the fair value of derivatives is recorded in the statement of operations line item consistent with the underlying hedged item.
If no hedging relationship is designated, gains or losses are recognized in other expenses, net in our current period earnings.
Consistent with the cash flows from the underlying risk exposure, we classify cash settlement amounts associated with designated derivatives as part of either operating or investing activities in the consolidated statements of cash flows. If no hedging relationship is designated, we classify cash settlement amounts as part of investing activities in the consolidated statement of cash flows.
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current ("spot") and forward market prices for commodity and foreign exchange rates. See Note 18 – Financial Instruments and Commodity Contracts and Note 20 – Fair Value Measurements for additional discussion related to derivative instruments.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced for obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 7 – Inventories for further discussion.
Property, Plant and Equipment
We record land, buildings, leasehold improvements, and machinery and equipment at cost. We record assets under finance lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We generally depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably certain. See Note 8 – Property, Plant and Equipment for further discussion. We assign useful lives to and depreciate major components of our property, plant and equipment.
The ranges of estimated useful lives are as follows:

Range in Years
Buildings	30 to 40
Leasehold improvements	7 to 20
Machinery and equipment	2 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under finance lease obligations	5 to 15
Most of our large scale machinery, including hot mills, cold mills, continuous casting mills, furnaces, and finishing mills have useful lives of 15 to 25 years. Supporting machinery and equipment, including automation and work rolls, have useful lives of 2 to 15 years.
Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset. We also capitalize construction costs and interest incurred while major construction and development projects are in progress. These amounts are capitalized as construction in progress within property, plant and equipment until the asset is placed into service. Once placed into service, the asset, including the associated capitalized interest, is reclassified from construction in progress to the appropriate property, plant and equipment component and depreciation commences.
We retain fully depreciated assets in property and accumulated depreciation accounts until they are removed from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in other expenses, net or gain on assets held for sale in our consolidated statements of operations.
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
In performing our goodwill impairment test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we perform a qualitative assessment and determine that an impairment is more likely than not, then we perform the one-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the one-step quantitative impairment test. The ultimate outcome of the goodwill impairment assessment will be the same whether we choose to perform the qualitative assessment or proceed directly to the one-step quantitative impairment test.
No goodwill impairment was identified for fiscal 2021, fiscal 2020, or fiscal 2019. See Note 9 – Goodwill and Intangible Assets for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount factors, and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Additionally, we use the market approach to corroborate the estimated fair value. Both approaches are weighted equally when calculating our estimated fair value. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for the years ended March 31, 2021, 2020, and 2019, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit's goodwill, and thus, no reporting unit failed step one of testing.
When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 9 – Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Impairments of long-lived assets and intangible assets are included in restructuring and impairment, net in the consolidated statement of operations. See Note 5 – Restructuring and Impairment for further discussions.
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
Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our consolidated balance sheets as assets held for sale and liabilities held for sale, respectively.
Investment in and Advances to Non-Consolidated Affiliates
We assess the potential for other-than-temporary impairment of our equity method investments when impairment indicators are identified. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down. See Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Financing Costs
We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest amortization method, unless the impact of utilizing the straight-line method results in an immaterial difference. The expense is included in interest expense and amortization of debt issuance costs in our consolidated statements of operations. We record discounts and unamortized financing costs as a direct deduction from, or premiums as a direct addition to, the face amount of the financing.
Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 also applies to measurements under other accounting pronouncements, such as ASC 825, Financial Instruments ("ASC 825") that require or permit fair value measurements. ASC 825 requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy and interest rate derivative instruments; cross-currency swaps; metal option and forward contracts; share-based compensation; related party notes receivable and payable; letters of credit; short-term borrowings and long-term debt.
The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and current related party notes receivable and payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of our share-based compensation liabilities, short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency, energy and interest rate derivative instruments, swaps, options, and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. See Note 20 – Fair Value Measurements for further discussion.
Pensions and Postretirement Benefits
Our pension obligations relate to funded defined benefit pension plans in the U.S., Canada, Switzerland, and the United Kingdom ("U.K."), unfunded pension plans in the U.S., Canada, and Germany, and unfunded lump sum indemnities in France and Italy; and partially funded lump sum indemnities in South Korea. Our other postretirement obligations include unfunded health care and life insurance benefits provided to retired employees in Canada, the U.S., and Brazil.
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits ("ASC 715"). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive loss in shareholder’s equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For the fiscal years ended March 31, 2021 and 2020, we used March 31 as the measurement date.
We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management’s best estimates of the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments, curtailments, and settlements. Net actuarial gains and losses are amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy. See Note 16 – Postretirement Benefit Plans for further discussion.
Noncontrolling Interests in Consolidated Affiliates
These financial statements reflect the application of ASC 810, Consolidations, which establishes accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the consolidated balance sheet within shareholder’s (deficit) equity, but separate from the parent’s (deficit) equity; (ii) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the consolidated statement of operations and (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our consolidated financial statements include all assets, liabilities, revenues, and expenses of less-than-100%-owned affiliates that we control or for which we are the primary beneficiary. We record a noncontrolling interest for the allocable portion of income or loss and comprehensive income or loss to which the noncontrolling interest holders are entitled based upon their ownership share of the affiliate. Distributions made to the holders of noncontrolling interests are charged to the respective noncontrolling interest balance.
Losses attributable to the noncontrolling interest in an affiliate may exceed our interest in the affiliate’s equity. The excess and any further losses attributable to the noncontrolling interest shall be attributed to those interests. The noncontrolling interest shall continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.
Environmental Liabilities
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. We adjust these accruals periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are stated at undiscounted amounts. Environmental liabilities are included in our consolidated balance sheets in accrued expenses and other current liabilities and other long–term liabilities, depending on their short- or long-term nature. Any receivables for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in prepaid expenses and other current assets on our consolidated balance sheets.
Costs related to environmental matters are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable. See Note 23 – Commitments and Contingencies for further discussion.
Litigation Contingencies
We accrue for loss contingencies associated with outstanding litigation, claims, and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred. See Note 23 – Commitments and Contingencies for further discussion.
Income Taxes
We account for income taxes using the asset and liability method. This approach recognizes the amount of income taxes payable or refundable for the current year, as well as deferred tax assets and liabilities for the future tax consequence of events recognized in the consolidated financial statements and income tax returns. Deferred income tax assets and liabilities are adjusted to recognize the effects of changes in tax laws or enacted tax rates. Under ASC 740, Income Taxes ("ASC 740"), a valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent on generating sufficient taxable income through various sources.
We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more than likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 22 – Income Taxes for further discussion.
Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"), we recognize compensation expense for a share-based award over an employee’s requisite service period based on the award’s grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability based awards. As such, liabilities for awards under these plans are required to be measured at fair value at each reporting date until the date of settlement. See Note 15 – Share-Based Compensation for further discussion.
Foreign Currency Translation
The assets and liabilities of foreign operations, whose functional currency is other than the U.S. dollar (located in Europe and Asia), are translated to U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average exchange rates for the period. Differences arising from this translation are included in the currency translation adjustment ("CTA") component of accumulated other comprehensive loss and noncontrolling interests, both of which are on our consolidated balance sheets. If there is a planned or completed sale or liquidation of our ownership in a foreign operation, the relevant CTA is recognized in our consolidated statement of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates, and transaction gains and losses are included in other expenses, net in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.
Business Combinations
Occasionally, we may enter into business combinations. In accordance with ASC 805, Business Combinations ("ASC 805"), we generally recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquiree at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred, which we also measure at fair value, over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the fair values of identifiable intangible assets, deferred tax asset valuation allowances, liabilities including those related to debt, pensions and other postretirement plans, uncertain tax positions, contingent consideration, and contingencies. Significant estimates and assumptions include subjective and/or complex judgements regarding items such as discount rate, revenue growth rates, projected EBITDA margins, customer attrition rates, economic lives, and other factors, which are used to derive the estimated future cash flows that we expect to generate from the acquired assets.
The acquisition method of accounting also requires us to refine these estimates over a measurement period not to exceed one year to reflect new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. If we are required to adjust provisional amounts that we have recorded for the fair values of assets and liabilities in connection with acquisitions, these adjustments could have a material impact on our financial condition and results of operations. If the subsequent actual results and updated projections of the underlying business activity change compared with the assumptions and projections used to develop these values, we could record future impairment charges. In addition, we have estimated the economic lives of certain acquired assets, and these lives are used to calculate depreciation and amortization expense. If our estimates of the economic lives change, depreciation or amortization expenses could be increased or decreased or the acquired asset could be impaired. See Note 2. Business Combination for further discussion.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards

Standard	Adoption	Description	Disclosure Impact
Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting along with additional technical improvements and clarifications since issued
(Issued March 2020)
	April 1, 2020	The standard provides transitional guidance and optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships which reference LIBOR or another reference rate expected to be discontinued.	The Company has evaluated the impact of this standard, noting that there is no impact to our current contracts or hedging relationships. The Company will monitor the impact on future transactions through December 31, 2022.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Issued December 2019)	April 1, 2020	The standard simplifies the accounting for income taxes by eliminating certain exceptions in ASC 740 related to the methodology for calculating income taxes in an interim period. It also clarifies and simplifies other aspects of the accounting for income taxes, improving the consistent application and simplification of U.S. GAAP.	The Company elected to early adopt the standard on a prospective basis. The most significant impact to the Company is the removal of a limit on the tax benefit recognized on pre-tax losses in interim periods. The adoption of this standard removed the limit on the tax benefit recognized on pre-tax losses during an interim period, which allowed the Company to recognize a higher tax benefit in the first quarter than previously allowable.
ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	April 1, 2020	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (Issued October 2018)	April 1, 2020	This standard eliminates the requirement that entities consider indirect interests held through related parties under common control in their entirety when assessing whether a decision-making fee is a variable interest. Instead, the reporting entity must consider such indirect interests on a proportionate basis.	The Company has evaluated the impact of this standard, noting that there is no impact to our current variable interests. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Issued August 2018)
	April 1, 2020	This standard requires capitalization of implementation costs incurred in a hosting arrangement that is a service contract. This change will better align with requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected.	The Company has evaluated the impact of this standard, noting that we do not have these types of arrangements. We have updated our accounting policies to ensure appropriate treatment if these are entered into in the future. The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (Issued August 2018)
	April 1, 2020	This standard added requirements for new disclosures such as requiring a narrative description of the reasons for significant gains and losses affecting the benefit obligation for the period and also an explanation of any other significant changes in the benefit obligation or plan assets that are not otherwise apparent in the other disclosures required by ASC 715. Further, the standard removes some currently required disclosures such as (a) the requirement (for public entities) to disclose the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost, and the benefit obligation for postretirement health care benefits and (b) the amounts in accumulated other comprehensive income expected to be recognized in net periodic benefit costs over the next fiscal year.	The Company has evaluated the impact of this standard. We have updated our pension and postretirement disclosure accordingly, which did not have a material impact on the consolidated financial statements.
ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Issued January 2017)	April 1, 2020	This standard removes Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. Under the simplified model, a goodwill impairment is calculated as the difference between the carrying amount of the reporting unit and its fair value, but not to exceed the carrying amount of goodwill allocated to that reporting unit. This standard will need to be considered each time Novelis performs an assessment of goodwill for impairment under the quantitative test.	The Company has evaluated the impact of this standard. We have updated our goodwill impairment assessment process accordingly, which did not have a material impact on the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments along with additional technical improvements and clarifications since issued (Issued June 2016)
	April 1, 2020	The standard provides financial statement users with more decision-useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The current expected credit loss ("CECL") model requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts.	We have updated our policies and processes for reserves against our financial instruments to factor in expected credit losses. This adoption did not have a material impact on the consolidated financial statements.
ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the interaction between Topic 808 and Topic 606 (Issued November 2018)	October 1, 2020	The standard clarifies the interaction between Topic 808, collaborative agreements, and Topic 806, Revenue from Contracts with Customers. Targeted improvements served to clarify when transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606.	The Company has evaluated the impact of this standard, noting that the adoption has no impact on our consolidated financial statements. We will apply this guidance to any collaborative arrangements entered into in the future.
ASU 2019-07, Codification Updates to SEC Sections (Issued July 2019)	July 1, 2019	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Issued October 2018)
	April 1, 2019	The standard permits the use of the OIS based on the SOFR as a U.S. benchmark interest rate for purposes of hedge accounting under Topic 815 as requested by the Federal Reserve Board during deliberations leading to the issuance of ASU 2017-12. The FASB recognized that although the OIS rate based on SOFR is not yet widely recognized and quoted within the U.S. financial market, the attributes of the repo rates underlying the calculation of SOFR are recognized.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2018-09, Codification Improvements (Issued July 2018)	April 1, 2019	The standard provides various codification updates and improvements to address comments received.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2016-02, Leases (Topic 842) along with additional technical improvements, practical expedients, and clarifications since issued. (Issued February 2016)	April 1, 2019	The standard requires organizations that lease assets to recognize assets and liabilities for the rights and obligations created by the leases on balance sheet. The standard requires qualitative and quantitative disclosures to help investors and financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases.	We recognized right-of-use assets and lease liabilities on our consolidated balance sheets with no impact to the opening balance of retained earnings. The adoption of this standard did not have a material effect on the consolidated statement of operations or the consolidated statement of cash flows.
ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Issued February 2018)	April 1, 2018	The standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the U.S. Tax Cuts and Jobs Act of 2017 (the "Tax Act").
We reclassified $16 million into retained earnings of our common shareholder from accumulated other comprehensive loss. This reclassification consisted of deferred taxes originally recorded in accumulated other comprehensive loss at rates that exceeded the newly enacted U.S. federal corporate tax rate. There was no impact to net income. Certain prior period amounts have been adjusted as a result of the adoption of this standard.

ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Change to the Disclosure Requirements for Fair Value Measurement (Issued August 2018)	April 1, 2018	The standard modifies the disclosure requirements on fair value measurements in Topic 820 including the consideration of costs and benefits. The amendments relate to changes in disclosures on unrealized gains and losses, the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty were applied prospectively, where applicable.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and all the related amendments, which supersedes the former standard, ASC 605, Revenue Recognition (Issued May 2014)	April 1, 2018	The standard requires entities to recognize revenue based on the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for these goods or services.	We adopted this standard using the modified retrospective transition approach. The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (Issued March 2017)	April 1, 2018	The standard requires entities to (1) disaggregate the current service cost component from the other components of net benefit cost (the other components) and present the other components within non-operating income and (2) present the other components elsewhere in the results of operations and outside of income from operations if that subtotal is presented. In addition, the new standard requires entities to disclose the results of operations line items that contain the other components if they are not presented on appropriately described separate lines.
We adopted this standard on a retrospective basis and utilized the practical expedient. As a result, we reclassified the net periodic benefit cost, exclusive of service cost, to other expenses, net for the comparative prior periods.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments (Issued August 2016)	April 1, 2018	The standard addresses eight specific cash flow items to provide clarification and reduce the diversity in presentation of these items.	We adopted this standard on a retrospective basis, and we reclassified the cash received related to beneficial interest in certain factored accounts receivables from operating activities to investing activities.
ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (Issued May 2017)	April 1, 2018	The standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the standard in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. An entity may change the terms or conditions of a share-based payment award for many different reasons, and the nature and effect of the change can vary significantly. This standard requires modification accounting only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Non-financial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets (Issued February 2017)
	April 1, 2018	The standard includes (i) clarification that non-financial assets within the scope of ASC 610-20 may include non-financial assets transferred within a legal entity to a counterparty; (ii) clarification that an entity should allocate consideration to each distinct asset by applying the standard in ASC 606 on allocating the transaction price to performance obligations; and (iii) a requirement for entities to derecognize a distinct non-financial asset or distinct in substance non-financial asset in a partial sale transaction when it does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with ASC 610, and transfers control of the asset in accordance with ASC 606.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.
ASU 2017-01, Clarifying the Definition of a Business (Topic 805) (Issued January 2017)	April 1, 2018	The standard provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. It amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business.	The adoption of this standard did not have a material impact on the consolidated financial statements or disclosures.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. BUSINESS COMBINATION
On April 14, 2020, Novelis completed its acquisition of 100% of the issued and outstanding shares of Aleris Corporation, a global supplier of rolled aluminum products, pursuant to an Agreement and Plan of Merger, dated as of July 26, 2018 (the "Merger Agreement"). The closing purchase price of $2.8 billion consists of $775 million less transaction costs for the equity value, as well as approximately $2.0 billion for the extinguishment of Aleris’ current outstanding debt and a $50 million earn-out payment. The $775 million base equity payment was reduced by $64 million of Aleris transaction costs, resulting in $711 million of cash for equity consideration. As a result, the acquisition increases the Company’s footprint as an aluminum rolled products manufacturer by expanding the portfolio of services provided to its customers. Refer to Note 3 – Discontinued Operations for more details on the Duffel and Lewisport divestitures required as a condition of the acquisition. As a condition to the sale of the Duffel plant, we were required by the European Union (the "EU") to make a €55 million payment (approximately $60 million at the date of acquisition) to support capital improvements at the Duffel plant upon sale.
The final calculation of merger consideration paid to Aleris follows.

in millions		Amount
Cash for equity consideration	(i)	$711
Repayment of Aleris' debt (including prepayment penalties and accrued interest)	(ii)	1,954
Earn-out consideration	(iii)	50
Payment associated with Duffel capital expenditures	(iv)	60
Fair value of merger consideration		$2,775
_________________________
(i)Under the terms of the Merger Agreement, this represents the cash consideration, which is the base consideration for the settlement of all shares of common stock outstanding, including shares issued in connection with the conversion of the 6% Senior Subordinated Exchangeable Notes due 2020 issued by Aleris International, Inc. into Aleris common shares, and the settlement of stock options and restricted stock units, less transaction costs of $64 million. The transaction costs are removed from the base consideration as these costs were incurred by Aleris prior to the closing date and were not reimbursed by Novelis. Additionally, under the terms of the Merger Agreement, there is a €8 million (approximately $9 million at the date of acquisition) German tax indemnification included in the cash for equity consideration that will be payable to the selling shareholders upon the condition that the existing Aleris German tax receivable is received from the German tax authorities. During the third quarter of fiscal 2021, Novelis settled this payable with the selling shareholders.
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
(iv)In connection with obtaining the regulatory antitrust approvals, the European Commission required Novelis to pay the buyer of Duffel an additional €55 million (approximately $60 million at the date of acquisition) to fund capital expenditures that would be required so that Duffel can operate as a standalone business. This amount was paid on September 30, 2020 and is included in acquisition of business, net of cash and restricted cash acquired in the consolidated statements of cash flows.
The acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805. The purchase price was allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill, none of which is expected to be deductible for tax purposes. Goodwill is primarily attributed to synergies from future expected economic benefits, including enhanced revenue growth from expanded capabilities and geographic presence as well as cost savings from duplicative overhead, streamlined operations, and enhanced operational efficiency.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The consolidated balance sheet as of March 31, 2021 includes the assets and liabilities of Aleris, which have been measured at fair value as of the acquisition date. The discontinued operations financial statement line items in the table below relate to Duffel and Lewisport. The preliminary allocation of purchase price recorded for Aleris as of June 30, 2020 and subsequently revised for measurement period adjustments follows.

in millions	Assets Acquired as of June 30, 2020(1)	Measurement Period Adjustments	Assets Acquired as of March 31, 2021(1)
Cash and cash equivalents	$105	$—	$105
Accounts receivable(2)	251	17	268
Inventories	379	—	379
Prepaid expenses and other current assets(3)	24	—	24
Fair value of derivative instruments	46	—	46
Current assets of discontinued operations(4)	463	1	464
Property, plant and equipment(5)	949	(5)	944
Goodwill(6)(7)(8)(9)	328	141	469
Intangible assets, net(5)(6)	149	318	467
Deferred income tax assets(7)	114	(20)	94
Other long-term assets	39	—	39
Long–term assets of discontinued operations(8)	944	(390)	554
Total assets	$3,791	$62	$3,853

	Liabilities Assumed as of June 30, 2020(1)	Measurement Period Adjustments	Liabilities Assumed as of March 31, 2021(1)
Current portion of long–term debt	$24	$—	$24
Accounts Payable(2)	141	17	158
Fair value of derivative instruments	25	—	25
Accrued expenses and other current liabilities	143	—	143
Current liabilities of discontinued operations	166	—	166
Long–term debt, net of current portion	125	—	125
Deferred income tax liabilities(7)	37	4	41
Accrued postretirement benefits	164	—	164
Other long–term liabilities(9)	41	41	82
Long–term liabilities of discontinued operations	150	—	150
Total liabilities	$1,016	$62	$1,078

Net assets acquired			$2,775

Total purchase price			$2,775
_________________________
(1)In connection with the acquisition of Aleris, the Company acquired two businesses which were required to be sold. Therefore, such businesses were classified as held for sale and were included within the current assets of discontinued operations, long-term assets of discontinued operations, current liabilities of discontinued operations, and long–term liabilities of discontinued operations line items in the above allocation of purchase price (see Note 3 – Discontinued Operations). As of March 31, 2021, both of these businesses have been sold and are no longer included in the consolidated balance sheets of Novelis, Inc.
(2)Measurement period adjustment related to the presentational alignment of pending derivative settlements on a gross basis, in accordance with Novelis' policy.
(3)Included in prepaid expenses and other current assets is $9 million of restricted cash acquired related to cash deposits restricted for the payment of the Zhenjiang Term Loans.
(4)Included in current assets of discontinued operations is $41 million of cash and cash equivalents acquired related to our discontinued operations.
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
(7)Measurement period adjustment related to the deferred tax impacts of the measurement period adjustments and other tax adjustments, a decrease in deferred tax assets of $34 million during the second quarter, an increase of $22 million during the third quarter, and a decrease of $8 million during the fourth quarter of fiscal 2021, respectively. Deferred tax liabilities were adjusted by $4 million in the fourth quarter of fiscal 2021.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair values of assets acquired and liabilities are final as of March 31, 2021. The fair values of the assets acquired and liabilities assumed of discontinued operations were determined using estimated sales prices. The fair values of the continuing operations assets acquired and liabilities assumed were determined using the income and cost approaches. In many cases, the determination of the fair values required estimates about discount rates, future expected cash flows, and other future events that were judgmental and subject to change. The fair value measurements are primarily based on significant inputs that are not observable in the market and thus represent a Level 3 measurement in the fair value hierarchy as defined in ASC 820. Intangible assets consisting of customer relationships, technology, and trade names are valued using the multi-period excess earnings method ("MPEEM"), or the relief from royalty ("RFR") method, both of which are forms of the income approach. A cost and market approach has been applied, as appropriate, for property and equipment, including land, and inventory.
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
The Company has allocated the goodwill associated with the Aleris acquisition to the regions in the amounts below.

in millions	North America	Europe	Asia	Total
Goodwill	$375	$53	$41	$469

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amounts allocated to intangible assets are as follows.

in millions	Gross Carrying Amount(1)	Weighted-Average Useful Life
Trade name	$10	2.5 years
Technology	52	15.1 years
Customer relationships	403	22.5 years
Other intangibles	2	N/A
Total	$467	21.2 years
_________________________
(1)In connection with the acquisition of Aleris, Novelis acquired two businesses which we were obligated to sell. As such, gross carrying amounts exclude amounts held for sale (see Note 3 – Discontinued Operations).
Since the acquisition date, the results of continuing operations for Aleris of $1.6 billion of net sales and $144 million of net loss have been included within the accompanying consolidated statements of operations for the fiscal year ended March 31, 2021.
The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations fiscal year ended March 31, 2021 and 2020 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Fiscal Year Ended March 31,
in millions	2021	2020
Net sales	$12,330	$13,175
Net income	306	412
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. DISCONTINUED OPERATIONS
On April 14, 2020, we closed the acquisition of Aleris for $2.8 billion. See Note 2 – Business Combination for more details on the acquisition and related accounting treatment.
As a result of the antitrust review processes in the EU, the U.S., and China required for approval of the acquisition, we were obligated to divest Aleris' European and North American automotive assets, including plants in Duffel, Belgium ("Duffel") and Lewisport, Kentucky ("Lewisport").
Duffel
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that was deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on whether either or both parties breached any of their respective obligations under the purchase and sale agreements, and if so, their relative culpability for such breaches, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE. In addition, we have recorded a €15 million ($18 million) receivable for net debt and working capital adjustments that is outstanding as of March 31, 2021.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At September 30, 2020, the estimated fair value of this contingent consideration subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in other long–term assets — third parties and changes to the estimated fair value resulting from quarterly revaluations will be recorded to loss from discontinued operations, net of tax. For the period ended March 31, 2021, the results of operations of Duffel have been presented within loss from discontinued operations, net of tax in the consolidated statements of operations and cash flows of Duffel have been presented as discontinued operations in the consolidated statements of cash flows. For the period ended March 31, 2021, cash flows from the sale of Duffel totaled $223 million, which represents $246 million in cash proceeds less $23 million in cash sold.
As of March 31, 2021, certain assets and liabilities of Duffel remain within current assets of discontinued operations and current liabilities of discontinued operations on our consolidated balance sheet. We have extended our transition services agreement through October 31, 2021 with the approval of the European Commission, and it is anticipated within this timeframe the assets and liabilities will be transferred to ALVANCE.
Lewisport
On November 8, 2020, we entered into a definitive agreement with American Industrial Partners for the sale of Lewisport and closed the sale on November 30, 2020. Upon closing, we received $180 million in cash proceeds. In addition, we have recorded a $17 million receivable for net working capital adjustments. For the period ended March 31, 2021, the results of operations of Lewisport have been presented within loss from discontinued operations, net of tax in the consolidated statements of operations and cash flows of Lewisport have been presented as discontinued operations in the consolidated statements of cash flows.
Loss on Sale of Discontinued Operations
As a result of the transactions above, for the fiscal year ended March 31, 2021 we recorded a loss on sale of discontinued operations of $170 million, net of taxes, associated with the sales of Duffel and Lewisport. Cash flows from the sales of Duffel and Lewisport are included in the consolidated statements of cash flows as net cash provided by investing activities - discontinued operations. An offsetting $46 million in net cash provided by investing activities - discontinued operations relates primarily to capital expenditures and outflows from the sale of derivative instruments for Duffel and Lewisport during the period prior to their divestiture.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. REVENUE FROM CONTRACTS WITH CUSTOMERS
The Company's contracts with customers are comprised of purchase orders with standard terms and conditions. These contracts typically consist of the manufacture of products, which represent single performance obligations that are satisfied upon transfer of control of the product to the customer at a point in time. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership, and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). The length of payment terms can vary per contract, but none extend beyond one year. Revenue is recognized net of any volume rebates or other incentives.
We occasionally receive advance payments to secure product to be delivered in future periods. These advance payments are recorded as deferred revenue, and revenue is recognized as our performance obligations are satisfied throughout the term of the applicable contract.
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, generally within one year. Additionally, certain of our contracts may contain incentive payments to our customers that are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During fiscal 2021 and fiscal 2020, we recognized $38 million and $29 million in net sales, respectively, associated with these customer contractual obligations.
We disaggregate revenue from contracts with customers on a geographic basis. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of net sales and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia, and Europe. See Note 24 – Segment, Geographical Area, Major Customer and Major Supplier Information for further information about our segment revenue.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment, net includes restructuring costs, impairments, and other related expenses. As of March 31, 2021, $26 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying consolidated balance sheet. Our restructuring charges in fiscal 2021 primarily relate to the reorganization and right sizing of the acquired Aleris business.

	Total restructuring liabilities	Other restructuring charges(1)	Total restructuring charges	Other impairments(2)	Total restructuring and impairments, net
Balance as of March 31, 2018	$36
Expenses	2	—	2	—	2
Cash payments	(16)
Foreign currency remeasurement and other	(5)
Balance as of March 31, 2019	$17
Expenses	25	12	37	6	43
Cash payments	(5)
Foreign currency remeasurement and other	(3)
Balance as of March 31, 2020	$34
Expenses	28	—	28	1	29
Cash payments	(28)
Foreign currency remeasurement and other	—
Balance as of March 31, 2021	$34
_________________________
(1)Other restructuring charges include expenses related to a restructuring activity that are not recorded through the restructuring liability, such as impairments and other non-cash expenses.
(2)Other impairment charges are not related to a restructuring activity.
North America
North America recognized $5 million in restructuring expenses related to environmental costs and employee severance associated with the acquired Aleris business during fiscal 2021. Restructuring expenses were $1 million during both fiscal 2020 and 2019. As of March 31, 2021 and 2020, the restructuring liability for North America totaled $3 million and $1 million, respectively.
North America recognized $1 million related to the impairment of certain tangible assets and $4 million in impairment charges on intangible software assets unrelated to restructuring during fiscal 2021 and 2020, respectively. North America recognized no impairment charges during fiscal 2019.
Europe
Europe recognized $14 million in restructuring expenses related to the reorganization and right sizing of the acquired Aleris business during fiscal 2021 and $33 million in restructuring expenses related to the closure of certain non-core operations during fiscal 2020. Europe recognized no restructuring expense during fiscal 2019. As of March 31, 2021 and 2020, the restructuring liability for Europe totaled $19 million and $21 million, respectively.
Asia
Asia recognized $2 million in impairment charges on certain long-lived assets unrelated to restructuring in fiscal 2020. No impairment was recognized for Asia during fiscal 2021 or 2019.
South America
In fiscal 2021, 2020, and 2019, South America recognized restructuring expenses of $1 million, $3 million, and $1 million, respectively, related to the closure of smelter facilities. As of March 31, 2021 and 2020, the restructuring liability for South America totaled $9 million and $12 million, respectively.
Other costs
In fiscal 2021, we incurred $8 million in other costs within our restructuring liabilities related to corporate severance and other employee costs related to the acquired Aleris business. As of March 31, 2021, $3 million of restructuring liability for these costs remained.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. ACCOUNTS RECEIVABLE
Accounts receivable, net consists of the following.

	March 31,
in millions	2021	2020
Trade accounts receivable	$1,551	$944
Other accounts receivable	141	131
Accounts receivable — third parties	1,692	1,075
Allowance for credit losses — third parties	(5)	(8)
Accounts receivable, net — third parties	$1,687	$1,067

Accounts receivable, net — related parties	$166	$164
Allowance for Credit Losses
As of March 31, 2021 and 2020, our allowance for credit losses represented approximately 0.3% and 0.7% of gross accounts receivable — third parties, respectively.
Activity in the allowance for credit losses is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/ (Written-Off)	Foreign Exchange and Other	Balance at End of Period
Fiscal Year Ended March 31, 2021	$8	$—	$(3)	$—	$5
Fiscal Year Ended March 31, 2020	7	3	(1)	(1)	8
Fiscal Year Ended March 31, 2019	7	—	—	—	7
Factoring of Trade Receivables
We factor trade receivables based on local cash needs and in an attempt to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Factoring expense	$27	$41	$46

	March 31,
in millions	2021	2020
Factored receivables outstanding	$444	$430

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. INVENTORIES
Inventories consists of the following.

	March 31,
in millions	2021	2020
Finished goods	$455	$398
Work in process	874	643
Raw materials	407	192
Supplies	192	176
Inventories	$1,928	$1,409

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following.

	March 31,
in millions	2021	2020
Land and property rights	$202	$150
Buildings	1,607	1,300
Machinery and equipment(1)	5,390	4,430
	7,199	5,880
Accumulated depreciation and amortization	(3,385)	(2,968)
	3,814	2,912
Construction in progress	873	668
Property, plant and equipment, net(2)	$4,687	$3,580
_________________________
(1)In addition to equipment under finance leases, machinery and equipment also includes furniture, fixtures and equipment.
(2)Included in property, plant and equipment, net are $22 million and $3 million of finance leases as of March 31, 2021 and 2020, respectively. This balance of finance leases represents gross finance leases of $33 million and $9 million, net of accumulated amortization of $11 million and $6 million, as of March 31, 2021 and 2020, respectively. Of the $33 million and $9 million of gross finance leases as of March 31, 2021 and 2020, $32 million and $7 million were included in machinery and equipment, respectively. The remainder is included in buildings.
For the fiscal years ended March 31, 2021, 2020, and 2019, we capitalized $26 million, $14 million, and $3 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to property, plant and equipment, net is shown in the table below.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Depreciation expense related to property, plant and equipment, net	$451	$298	$286
 Asset impairments
Impairment charges are recorded in restructuring and impairment, net on our consolidated statements of operations. See Note 5 – Restructuring and Impairment for additional information.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. As of March 31, 2021, our asset retirement obligations relate to sites, primarily in North America and Asia, that have government imposed or other legal remediation obligations. The following is a summary of our asset retirement obligation activity. The current portion of the period end balances is included in accrued expenses and other current liabilities in our consolidated balance sheet, while the long-term portion is included in other long–term liabilities. As of March 31, 2021, $20 million was included in other long–term liabilities.

in millions	Balance at Beginning of Period	Obligations Incurred	Acquisition	Foreign Exchange & Other Adjustments	Settlements	Balance at End of Period
Fiscal Year Ended March 31, 2021	$24	$2	$3	$(3)	$(1)	$25
Fiscal Year Ended March 31, 2020	29	—	—	(1)	(4)	24
Fiscal Year Ended March 31, 2019	33	1	—	(5)	—	29

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in carrying value of goodwill for fiscal 2021 and fiscal 2020 follows.

in millions	North America	Europe	Asia	South America	Total
Carrying value of goodwill at March 31, 2019(1)	$285	181	—	141	$607
Foreign currency translation adjustment	—	—	—	—	—
Carrying value of goodwill at March 31, 2020(1)	285	181	—	141	607
Acquisition(2)	375	53	41	—	469
Foreign currency translation adjustment	—	4	3	—	7
Carrying value of goodwill at March 31, 2021(1)	$660	$238	$44	$141	$1,083
_________________________
(1)Carrying value of goodwill at March 31, 2021, March 31, 2020, and March 31, 2019 is net of accumulated impairment of $860 million for North America, $330 million for Europe, and $150 million for South America.
(2)Relates to the goodwill generated through the purchase of Aleris.
The components of intangible assets, net are as follows.

	March 31, 2021				March 31, 2020
in millions	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	18.9 years	$152	$(102)	$50	$142	$(91)	$51
Technology and software	10.0 years	471	(356)	115	396	(308)	88
Customer-related intangible assets	22.3 years	858	(330)	528	446	(286)	160
Other intangibles	N/A	4	(1)	3	—	—	—
	18.0 years	$1,485	$(789)	$696	$984	$(685)	$299
During the fiscal year ended March 31, 2020, we recorded impairment charges related to certain intangible software assets. In the fiscal years ended March 31, 2021 and March 31, 2019, we did not record impairment charges on any intangible assets. All intangible assets are amortized using the straight-line method. For additional information refer to Note 5 – Restructuring and Impairment.
Amortization expense related to intangible assets, net is as follows.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Amortization expense related to intangible assets included in depreciation and amortization	$92	$63	$64
Estimated total amortization expense related to intangible assets, net for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, or other events.

Fiscal Year Ending March 31,	Amount
2022	$90
2023	74
2024	63
2025	61
2026	60

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. CONSOLIDATION
Variable Interest Entities
The entity that has a controlling financial interest in a variable interest entity ("VIE") is referred to as the primary beneficiary and consolidates the VIE. An entity is deemed to have a controlling financial interest and is the primary beneficiary of a VIE if it has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.
Logan Aluminum Inc. ("Logan") is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows Aluminum Inc. ("Tri-Arrows"). Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Tri-Arrows to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses, and the right to receive benefits that could potentially be significant.
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

	March 31,
in millions	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$5	$8
Accounts receivable, net	69	24
Inventories	81	92
Prepaid expenses and other current assets	4	3
Total current assets	159	127
Property, plant and equipment, net	19	19
Goodwill	12	12
Deferred income tax assets	57	76
Other long–term assets	8	35
Total assets	$255	$269
LIABILITIES
Current liabilities:
Accounts payable	$38	$38
Accrued expenses and other current liabilities	26	30
Total current liabilities	64	68
Accrued postretirement benefits	214	287
Other long–term liabilities	5	3
Total liabilities	$283	$358

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
Included in the accompanying consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates.
Alunorf
Aluminium Norf GmbH ("Alunorf") is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expenses.
UAL
Ulsan Aluminum, Ltd. ("UAL") is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe Steel, Ltd. ("Kobe"). UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2021, Novelis and Kobe both hold 50% interests in UAL.
AluInfra
In July 2018, Novelis Switzerland SA ("Novelis Switzerland"), a subsidiary of Novelis, entered into definitive agreements with Constellium Valais SA ("Constellium"), an unrelated party, under which Novelis Switzerland and Constellium jointly own and operate AluInfra Services SA ("AluInfra"), the joint venture investment, which provides utility services to each partner. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the ownership structure and our ownership percentage of the non-consolidated affiliates in which we have investments in as of March 31, 2021 and 2020, and which we account for using the equity method.

Affiliate Name	Ownership Structure	Ownership Percentage
Alunorf	Corporation	50%
UAL	Corporation	50%
AluInfra	Corporation	50%
The following table summarizes the assets, liabilities, and equity of our equity method affiliates in the aggregate as of March 31, 2021 and 2020.

	March 31,
in millions	2021	2020
Assets:
Current assets	$476	$389
Non-current assets	862	801
Total assets	$1,338	$1,190
Liabilities:
Current liabilities	$283	$236
Non-current liabilities	389	358
Total liabilities	$672	$594
Equity:
Total equity	$666	$596
Total liabilities and equity	$1,338	$1,190

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2021, the investment in Alunorf exceeded our proportionate share of the net assets by $446 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2021, the investment in UAL exceeded our proportionate share of the net assets by $50 million. The difference primarily relates to goodwill.
The following table summarizes the results of operations of our equity method affiliates in the aggregate for the years ending March 31, 2021, 2020, and 2019 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Net sales	$1,216	$1,178	$1,245
Costs and expenses related to net sales	1,191	1,160	1,222
Income tax provision	7	5	7
Net income	$18	$13	$16

Purchase of tolling services from Alunorf	$251	$243	$254
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

	March 31,
in millions	2021	2020
Accounts receivable, net — related parties	$166	$164
Other long–term assets — related parties	1	—
Accounts payable — related parties	230	176
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the years ended March 31, 2021, 2020, and 2019, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of March 31, 2021 and 2020, there were $2 million and $1 million of accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco, respectively. During the years ended March 31, 2021 and 2020, Novelis purchased $2 million and less than $1 million in raw materials from Hindalco, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. LEASES
We lease certain land, buildings and equipment under non-cancelable operating lease arrangements and certain office space under finance lease arrangements.
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
•Short-term leases: Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term and expense the associated operating lease costs to selling, general and administrative expenses on the consolidated statements of operations.
•Non-lease components: Leases that contain non-lease components (primarily equipment maintenance) are accounted for as a single component and recorded on the consolidated balance sheets for certain asset classes including real estate and certain equipment. Non-lease components include, but are not limited to, common area maintenance, service arrangements, and supply agreements.
The table below presents the classification of leasing assets and liabilities (in millions).

Leases	Consolidated Balance Sheet Classification	March 31, 2021	March 31, 2020
Assets
Operating lease right-of-use assets	Other long–term assets	$106	95
Finance lease assets(1)	Property, plant and equipment, net	22	3
Total lease assets		$128	$98

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$25	25
Finance lease liabilities	Current portion of long–term debt	6	—
Long-term:
Operating lease liabilities	Other long–term liabilities	63	70
Finance lease liabilities	Long–term debt, net of current portion	16	1
Total lease liabilities		$110	$96
_________________________
(1)Finance lease assets are recorded net of accumulated depreciation of $11 million as of March 31, 2021, and $6 million as of March 31, 2020.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported on the consolidated statements of operations (in millions). Amortization of and interest on liabilities related to finance leases were $7 million during the fiscal years ended March 31, 2021.

Expense Type	Income Statement Classification	Fiscal Year Ended March 31, 2021	Fiscal Year Ended March 31, 2020
Operating lease costs(1)	Selling, general and administrative expenses	$57	$51
_________________________
(1)Operating lease costs include short-term leases and variable lease costs.
Rent expense included in our consolidated statements of operations was $27 million for the fiscal year ended March 31, 2019.
Future minimum lease payments as of March 31, 2021, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2022	$28	$6
2023	19	5
2024	17	4
2025	12	3
2026	7	2
Thereafter	17	3
Total minimum lease payments	100	23
Less: interest	12	1
Present value of lease liabilities	$88	$22
_________________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of March 31, 2021.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial and we do not have leases signed but not yet commenced as of March 31, 2021.
The following table presents the weighted-average remaining lease term and discount rates.

	As of March 31, 2021	As of March 31, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.1	6.3
Finance leases	4.7	6.0
Weighted-average discount rate
Operating leases	3.70%	3.74%
Finance leases	2.37%	3.17%
The following table presents supplemental information on our operating leases for the fiscal years ended March 31, 2021 and 2020 (in millions).

Supplemental information	Fiscal Year Ended March 31, 2021	Fiscal Year Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$66	64
Financing cash flows from finance leases	7	—
Leased assets obtained in exchange for new finance lease liabilities(1)	17	1
Leased assets obtained in exchange for new operating lease liabilities(2)	21	13
_________________________
(1)For the fiscal year ended March 31, 2021, we have excluded $7 million of finance lease asset additions that were obtained through the acquisition of Aleris.
(2)For the fiscal year ended March 31, 2021, we have excluded $22 million of operating lease right-of-use asset additions that were obtained through the acquisition of Aleris.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following.

	March 31,
in millions	2021	2020
Accrued compensation and benefits	$255	$191
Accrued interest payable	48	50
Accrued income taxes	70	67
Other current liabilities	297	305
Accrued expenses and other current liabilities	$670	$613

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14. DEBT
Debt consists of the following.

		March 31, 2021			March 31, 2020
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	3.16%	$236	$—	$236	$176	$—	$176
ABL Revolver(3)		—	—	—	555	—	555
Floating rate Term Loan Facility, due June 2022	2.05%	648	(5)	643	1,742	(22)	1,720
Floating rate Term Loan Facility, due January 2025	1.95%	767	(15)	752	—	—	—
Floating rate Term Loan Facility, due March 2028	2.20%	480	(9)	471	—	—	—
Zhenjiang Term Loans, due May 2024	5.36%	124	2	126	—	—	—
5.875% Senior Notes, due September 2026	5.875%	1,500	(13)	1,487	1,500	(16)	1,484
3.375% Senior Notes, due April 2029	3.375%	588	(13)	575	—	—	—
4.75% Senior Notes, due January 2030	4.75%	1,600	(28)	1,572	1,600	(32)	1,568
China Bank Loans, due August 2027	4.90%	76	—	76	36	—	36
Finance lease obligations and other debt, due through June 2028	2.45%	22	—	22	1	—	1
Total debt		$6,041	$(81)	$5,960	$5,610	$(70)	$5,540
Less: Short-term borrowings		(236)	—	(236)	(176)	—	(176)
Current portion of long-term debt		(71)	—	(71)	(19)	—	(19)
Long-term debt, net of current portion		$5,734	$(81)	$5,653	$5,415	$(70)	$5,345
_________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2021, and therefore, exclude the effects of accretion/amortization of fair value adjustments as a result of purchase accounting in connection with Hindalco's purchase of Novelis and accretion/amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments and debt discounts.
(3)As of March 31, 2021, there were $89 million in outstanding borrowings on our ABL revolver classified as short-term borrowings.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2021 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2021	Amount
Short-term borrowings and current portion of long term debt due within one year	$307
2 years	690
3 years	44
4 years	802
5 years	22
Thereafter	4,176
Total debt	$6,041
Short-Term Borrowings
As of March 31, 2021, our short-term borrowings totaled $236 million consisting of $89 million of borrowings on our ABL Revolver, $76 million in China loans (CNY 500 million), $53 million in Brazil loans (BRL 302 million), and $18 million in Korea loans (KRW 20 billion).

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
As of March 31, 2021, the senior secured credit facilities consisted of (i) a secured term loan credit facility ("Term Loan Facility") and (ii) a $1.5 billion asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to (1) incur additional indebtedness, (2) sell certain assets, (3) enter into sale and leaseback transactions, (4) make investments, loans and advances, (5) pay dividends or returns of capital and distributions beyond certain amounts, (6) engage in mergers, amalgamations or consolidations, (7) engage in certain transactions with affiliates, and (8) prepay certain indebtedness. The Term Loan Facility also contains a financial maintenance covenant that prohibits Novelis' senior secured net leverage ratio as of the last day of each fiscal quarter period as measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). The senior secured credit facilities are guaranteed by the Company's direct parent, AV Metals Inc., and certain of the Company's direct and indirect subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors.
Term Loan Facility
In January 2017, we borrowed $1.8 billion of term loans (the "2017 Term Loans") under our Term Loan Facility. The 2017 Term Loans mature on June 2, 2022 and are subject to 0.25% quarterly amortization payments. The existing loans under the Term Loan Facility accrue interest at LIBOR plus 1.85%.
In April 2020, Novelis Acquisitions LLC borrowed $775 million of term loans (the "2020 Term Loans") under the Term Loan Facility prior to its merger into Aleris Corporation. The proceeds of the 2020 Term Loans were used to pay a portion of the consideration payable in the acquisition of Aleris (including the repayment of Aleris' outstanding indebtedness) as well as fees and expenses related to the acquisition of the 2020 Term Loans. The 2020 Term Loans mature on January 21, 2025 and are subject to 0.25% quarterly amortization payments. The incremental term loans accrue interest at LIBOR (as defined in the Term Loan Facility) plus 1.75%.
In March 2021, we borrowed $480 million of term loans (the "2021 Term Loans") under our Term Loan Facility. The 2021 Term Loans mature on March 31, 2028 and are subject to 0.25% quarterly amortization payments. The existing loans under the Term Loan Facility accrue interest at LIBOR plus 2.00%. The proceeds of the 2021 Term Loans were applied to refinance a portion of the 2017 Term Loans. After giving effect to such refinancing in addition to a partial repayment of the 2017 Term Loans with the proceeds of the issuance of the 2029 Senior Notes (as defined below), principal amounts of $648 million of the 2017 Term Loans, $767 million of the 2020 Term Loans, and $480 million of the 2021 Term Loans were outstanding as of March 31, 2021. We incurred $9 million in debt issuance costs related to the issuance of the 2021 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
As a result of this partial repayment of our 2017 Term Loans, we recorded $8 million of loss on extinguishment of debt on our consolidated statement of operations for fiscal 2021.
Subsequent to March 31, 2021, we borrowed an additional $20 million on the 2021 Term Loans, bringing the total principal borrowed under the 2021 Term Loans to $500 million. The proceeds of these additional borrowings were applied to refinance a portion of the 2017 Term Loans.
The Term Loan Facility requires customary mandatory prepayments with excess cash flow, other asset sale proceeds, casualty event proceeds and proceeds of prohibited indebtedness, all subject to customary reinvestment rights and exceptions. The loans under the Term Loan Facility may be prepaid, in full or in part, at any time at Novelis' election without penalty or premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed $300 million (or its equivalent in other currencies) plus an unlimited amount if, after giving effect to such incurrences on a pro forma basis, the secured net leverage ratio does not exceed 3.00 to 1.00. The Term Loan Facility allows for additional term loans to be issued in an amount to refinance loans outstanding under the Term Loan Facility. The lenders under the Term Loan Facility have not committed to provide any such additional term loans.
As of March 31, 2021, we were in compliance with the covenants for our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ABL Revolver
In April 2019, we entered into an amendment (the "ABL Amendment") to our existing ABL Revolver. Pursuant to the terms of the amendment, the commitments under the pre-existing $1 billion facility increased by $500 million on October 15, 2019. Aleris and certain of its U.S. subsidiaries became borrowers under the ABL Revolver upon closing of the acquisition, and the ABL Amendment includes additional changes to facilitate the acquisition of Aleris (including permitting borrowings under the Short Term Credit Agreement) and the inclusion of certain Aleris assets in the borrowing base following the acquisition. The ABL Amendment also includes additional changes to increase our operating flexibility.
The ABL Revolver is a senior secured revolver bearing an interest rate of LIBOR plus a spread of 1.25% to 1.75% or a prime rate plus a prime spread of 0.25% to 0.75% based on excess availability. The ABL Revolver has a provision that allows the ABL Revolver to be increased by an additional $750 million, subject to lenders providing commitments for the increase. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1 if excess availability is less than the greater of (1) $115 million and (2) 10% of the lesser of (a) the maximum size of the ABL Revolver and (b) the borrowing base. The ABL Revolver matures on April 15, 2024; provided that, (1) in the event that the Short Term Credit Agreement (as defined below) is outstanding (and not refinanced with a maturity date later than October 15, 2024) 60 days prior to its maturity then the ABL Revolver will mature 60 days prior to the maturity date of the Short Term Credit Agreement (provided further that if we have commenced a refinancing of the Short Term Credit Agreement that is continuing on and after the date that is 60 days prior to the maturity date of the Short Term Credit Agreement and that is scheduled to be and is capable of being completed prior to the date that is 45 days prior to the maturity date of the Short Term Credit Agreement, then the ABL Revolver will mature 45 days prior to the maturity date of the Short Term Credit Agreement); and (2) in the event that the Term Loan Facility or certain other indebtedness is outstanding 90 days prior to its maturity (and not refinanced with a maturity date later than October 15, 2024, then the ABL Revolver will mature 90 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (i) 20% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base and (ii) 15% of the lesser of (x) the total ABL Revolver commitment and (y) the then applicable borrowing base, and a minimum fixed charge ratio test of at least 1.25 to 1 is met.
As of March 31, 2021, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2021, we had $89 million in borrowings under our ABL Revolver. We utilized $34 million of our ABL Revolver for letters of credit. We had availability of $1.1 billion on the ABL Revolver, including $141 million of remaining availability which can be utilized for letters of credit.
Short Term Credit Agreement
In April 2020, Novelis Holdings Inc. borrowed a $1.1 billion short-term loan under our existing short-term credit agreement (the "Short Term Credit Agreement") for purposes of funding a portion of the consideration payable in the acquisition of Aleris. In August 2020, we entered into an amendment to the Short Term Credit Agreement to extend the maturity of the $1.1 billion facility from April 13, 2021 to April 13, 2022. As of March 31, 2021, the short-term loan has been repaid in full, and the restrictions under the Short Term Credit Agreement are no longer in effect. The short-term loan was not subject to any amortization payments and accrued interest at LIBOR (as defined in the Short Term Credit Agreement) plus 0.95%. The short-term loan was guaranteed by the same entities that have provided guarantees under the Term Loan Facility and ABL Revolver. The Short Term Credit Agreement contained voluntary prepayment provisions, affirmative and negative covenants, and events of default substantially similar to those under the Term Loan Facility, other than changes to reflect the unsecured nature of the short-term loan.
As a result of the early repayment of the Short Term Credit Agreement, we recorded $5 million of loss on extinguishment of debt on our consolidated statement of operations for fiscal 2021.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Zhenjiang Loans
Through the acquisition of Aleris on April 14, 2020, the Company assumed $141 million in debt borrowed by Aleris Aluminum (Zhenjiang) Co., Ltd. ("Aleris Zhenjiang") under a loan agreement comprised of non-recourse multi-currency secured term loan facilities and a revolving facility (collectively the "Zhenjiang Loans"), which consisted of a $29 million U.S. dollar term loan facility, a $112 million (RMB 791 million) term loan facility (collectively, the “Zhenjiang Term Loans”) and a revolving facility (the “Zhenjiang Revolver”). The Zhenjiang Revolver has certain restrictions that have limited our ability to borrow funds on the Zhenjiang Revolver and will continue to limit our ability to borrow funds in the future. All borrowings under the Zhenjiang Revolver mature May 18, 2021. As of March 31, 2021, we had no amounts outstanding under the Zhenjiang Revolver. The Zhenjiang Loans contain certain customary covenants and events of default. The Zhenjiang Loans require Aleris Zhenjiang to, among other things, maintain a certain ratio of outstanding term loans to invested equity capital. In addition, among other things and subject to certain exceptions, Aleris Zhenjiang is restricted in its ability to (1) repay loans extended by the shareholder of Aleris Zhenjiang prior to repaying loans under the Zhenjiang Loans or make the Zhenjiang Loans junior to any other debts incurred of the same class for the project, (2) distribute any dividend or bonus to the shareholder of Aleris Zhenjiang before fully repaying the loans under the Zhenjiang Loans, (3) dispose of any assets in a manner that will materially impair its ability to repay debts, (4) provide guarantees to third parties above a certain threshold that use assets that are financed by the Zhenjiang Loans, (5) permit any individual investor or key management personnel changes that result in a material adverse effect, (6) use any proceeds from the Zhenjiang Loans for any purpose other than as set forth therein, and (7) enter into additional financing to expand or increase the production capacity of the project to manufacture large scale and high strength aluminum alloy plates. The interest rate on the U.S. dollar term facility is six month U.S. dollar LIBOR plus 5.0% and the interest rate on the RMB term facility and the Zhenjiang Revolver is 110% of the base rate applicable to any loan denominated in RMB of the same tenor, as announced by the People’s Bank of China. As of March 31, 2021, $124 million was outstanding on the Zhenjiang Term Loans, and the final maturity date for all borrowings is May 16, 2024. The repayment of borrowings under the Zhenjiang Term Loans is due semi-annually.
As of March 31, 2021, we were in compliance with the covenants of our Zhenjiang Loans.
Senior Notes
In September 2016, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.5 billion in aggregate principal amount of 5.875% Senior Notes Due 2026 (the “2026 Senior Notes”). The 2026 Senior Notes are subject to semi-annual interest payments and mature on September 30, 2026.
In January 2020, Novelis Corporation issued $1.6 billion in aggregate principal amount of 4.75% Senior Notes due 2030 (the "2030 Senior Notes"). The proceeds were used to refinance all of Novelis Corporation's 6.25% Senior Notes due 2024 and the remainder was utilized to pay a portion of the consideration for the acquisition of Aleris. The 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030.
As a result of this refinancing as well as the expiration of our 2018 Term Loan Increase Joinder Amendment and Short Term Credit Agreement, we recorded $71 million of loss on extinguishment of debt on our consolidated statement of operations for fiscal 2020.
In March 2021, Novelis Sheet Ingot GmbH, an indirect wholly owned subsidiary of Novelis Inc., organized under the laws of Ireland, issued €500 million in aggregate principal amount 3.375% Senior Notes due 2029 (the "2029 Senior Notes" and together with the 2026 Senior Notes and the 2030 Senior Notes, the "Senior Notes"). The 2029 Senior Notes are subject to semi-annual interest payments and mature on April 15, 2029. The proceeds were used to pay down a portion of the 2017 Term Loans, plus accrued and unpaid interest. In addition, we intend to allocate an amount equal to the net proceeds received from this issuance to finance and/or refinance new and/or existing eligible green projects, which are currently contemplated to consist of renewable energy or pollution prevention and control type projects. We incurred $13 million in debt issuance costs related to the issuance of the 2029 Senior Notes, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Senior Notes include a cross-acceleration event of default triggered if any other indebtedness with an aggregate principal amount of more than $100 million is (1) accelerated prior to its maturity or (2) not repaid at its maturity. The Senior Notes also contain customary call protection provisions for our bondholders that extend through September 2024 for the 2026 Senior Notes, through April 2025 for the 2029 Notes, and through January 2028 for the 2030 Senior Notes.
As of March 31, 2021, we were in compliance with the covenants for our Senior Notes.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support previously announced capital expansion projects in China. As of March 31, 2021, we had $76 million (CNY 500 million) of borrowings on our China bank loans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. SHARE-BASED COMPENSATION
The Company's board of directors has authorized long term incentive plans ("LTIPs"), under which Hindalco stock appreciation rights ("SARs"), Novelis SARs, phantom restricted stock units ("RSUs"), and Novelis performance units ("PUs") are granted to certain executive officers and key employees.
The Hindalco SARs vest at the rate of 33% per year, subject to the achievement of an annual performance target. Fiscal year ended March 31, 2012 through fiscal year ended March 31, 2016 SARs expire in May of the seventh year from the original grant date, while the fiscal year ended March 31, 2017 and onwards SARs expire seven years from their original grant date. The performance criterion for vesting of the Hindalco SARs is based on the actual overall Novelis operating EBITDA compared to the target established and approved each fiscal year. The minimum threshold for vesting each year is 75% of each annual target operating EBITDA. Given that the performance criterion is based on an earnings target in a future period for each fiscal year, the grant date of the awards for accounting purposes is generally not established until the performance criterion has been defined.
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
In May 2016, the Company's board of directors approved the issuance of Novelis PUs which have a fixed $100 value per unit and will vest in full three years from the grant date, subject to specific performance criteria compared to the established target. We made a voluntary offer to the participants with outstanding Novelis SARs granted for fiscal years 2012 through 2016 to exchange their Novelis SARs for an equivalently valued number of Novelis PUs. The voluntary exchange resulted in 1,054,662 Novelis SARs being modified into PUs which are not based on Novelis' nor Hindalco's fair values and are accounted for outside the scope of ASC 718, Compensation - Stock Compensation. This exchange was accounted for as a modification. There were 10,165 of Novelis SARs that remain outstanding as of March 31, 2021.
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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for fiscal years 2022, 2023, and 2024 have not yet been established, measurement periods for Hindalco SARs and Novelis SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Total compensation expense	$41	$(1)	$17
The table below shows the RSUs activity for the fiscal year ended March 31, 2021.

	Number of RSUs	Grant Date Fair Value (in INR)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2020	4,747,316	206.54	$7
Granted	5,016,919	118.34	—
Exercised	(2,403,369)	205.10	4
Forfeited/Cancelled	(124,447)	172.69	—
RSUs outstanding as of March 31, 2021	7,236,419	146.46	31
During fiscal 2020, we granted 2,685,744 RSUs with a grant date fair value of INR 198.88, and the aggregate intrinsic value of RSUs exercised was $9 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2019, we granted 2,273,078 RSUs with a grant date fair value of INR 230.77, and the aggregate intrinsic value of RSUs exercised was $15 million.
Total cash payments made to settle Hindalco RSUs were $4 million, $9 million, and $15 million in the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
As of March 31, 2021, unrecognized compensation expense related to the RSUs was $11 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.
The table below shows Hindalco SARs activity for the fiscal year ended March 31, 2021.

	Number of Hindalco SARs	Weighted Average Exercise Price (in INR)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2020	12,441,966	177.11	4.1	$—
Granted	6,934,923	118.11	5.3	5
Exercised	(5,872,477)	150.62	—	9
Forfeited/Cancelled	(465,886)	179.67	—	—
SARs outstanding as of March 31, 2021	13,038,526	157.56	—	28
SARs exercisable as of March 31, 2021	3,220,946	197.10	3.7	8
During fiscal 2020, we granted 3,475,995 Hindalco SARs with a grant date fair value of INR 198.88, and the aggregate intrinsic value of Hindalco SARs exercised was $3 million.
During fiscal 2019, we granted 2,359,347 Hindalco SARs with a grant date fair value of INR 230.95, and the aggregate intrinsic value of Hindalco SARs exercised was $5 million.
The cash payments made to settle Hindalco SAR liabilities were $9 million, $3 million, and $5 million, in the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
As of March 31, 2021, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $9 million that are expected to be recognized over a weighted average period of 1.4 years.
The table below shows the Novelis SARs activity for the fiscal year ended March 31, 2021.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
SARs outstanding as of March 31, 2020	33,393	$86.70	1.0	$1
Exercised	(19,879)	91.35	—	1
Forfeited/Cancelled	(3,349)	72.28	—	—
SARs outstanding as of March 31, 2021	10,165	82.37	—	1
SARs exercisable as of March 31, 2021	10,165	$82.37	1.0	—
During fiscal 2020, the aggregate intrinsic value of Novelis SARs exercised was $1 million.
The cash payments made to settle Novelis SAR liabilities were $1 million, $1 million, and less than $1 million in the fiscal years ended March 31, 2021, 2020, and 2019, respectively.
The fair value of each unvested Hindalco SAR was estimated using the following assumptions:

	Fiscal Year Ended March 31,
	2021	2020	2019
Risk-free interest rate	3.32% - 6.18%	4.73% - 6.89%	6.24% - 7.28%
Dividend yield	0.32%	1.27%	0.58%
Volatility	40% - 57%	36% - 85%	27% - 39%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each unvested Novelis SAR was estimated using the following assumptions:

Fiscal Year Ended March 31,
	2021	2020	2019
Risk-free interest rate	0.03% - 0.08%	—% - 0.35%	2.19% - 2.49%
Dividend yield	—%	—%	—%
Volatility	28% - 45%	24% - 40%	17% - 25%
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K.; (2) funded and unfunded defined benefit pension plans in Germany; (3) unfunded lump sum indemnities payable upon retirement to employees in France and Italy; and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (other benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil. We have combined our domestic (i.e. Canadian Plans) and foreign (i.e. All other Plans other than Canadian Plans) postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation, as our foreign benefit obligation is 95% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
In connection with the acquisition of Aleris Corporation, the Company acquired postretirement benefit plans covering certain employees in Europe and the U.S. Upon acquisition, the Company recognized the funded status of the defined benefit plans as an asset or a liability within other long-term assets or other long-term liabilities in the consolidated balance sheet. The plan assets are recognized at fair value. The Company recognizes actuarial gains and losses and prior service costs in the consolidated balance sheet and recognizes changes in these amounts during the year in which changes occur through other comprehensive income (loss). The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets).
During the second quarter of fiscal 2021, Novelis announced the freeze of future benefit accruals under the Novelis Pension Plan and the Terre Haute Pension Plan in the U.S., effective December 31, 2020. Novelis elected to remeasure both plans’ plan assets and obligations as of August 31, 2020, which was the nearest calendar month-end date to the announcements of said freezes. A curtailment loss of $1 million was recorded related to the Terre Haute plan. On May 6, 2021, Novelis announced the freeze of future benefit accruals under the Canada Pension Plan, effective for union participants as of December 31, 2021 and for non-union participants as of December 31, 2023. Novelis will remeasure the plan’s assets and obligations as of April 30, 2021, which is the nearest calendar month-end to the announcement of this freeze. We are still determining the financial impact of the remeasurement as of the date of this filing.
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
We contributed the following amounts to all plans.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Funded pension plans	$72	$52	$35
Unfunded pension plans	17	12	12
Savings and defined contribution pension plans	40	33	31
Total contributions	$129	$97	$78
Contributions to funded pension plans of $5 million and unfunded pension plans of $1 million are attributable to discontinued operations. During fiscal year 2022, we expect to contribute $43 million to our funded pension plans, $17 million to our unfunded pension plans and $44 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Amounts Recognized in Financial Statements
The following tables present the change in benefit obligation, change in fair value of plan assets, and the funded status for pension and other benefits. The increase in the discount rates in fiscal 2021, as compared to fiscal 2020, was the primary driver of actuarial gains in fiscal 2021, offset by higher mortality rates experienced during the year. The Aleris acquisition also significantly impacted the benefit obligation during fiscal 2021 for both pension benefit and other benefit plans, $194 million and $14 million, respectively, with corresponding $32 million of plan assets acquired. The decrease in the discount rates in fiscal 2020, as compared to fiscal 2019, was the primary driver of actuarial losses in fiscal 2020.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefit Plans		Other Benefit Plans
	Fiscal Year Ended March 31,		Fiscal Year Ended March 31,
in millions	2021	2020	2021	2020
Benefit obligation at beginning of period	$2,054	$1,987	$176	$171
Service cost	42	39	10	10
Interest cost	55	59	7	7
Members’ contributions	5	5	—	—
Benefits paid	(82)	(74)	(7)	(7)
Amendments	1	—	—	—
Curtailments, settlements and special termination benefits	(45)	(11)	—	—
Actuarial (gains) losses	(8)	77	(13)	(4)
Other	189	(3)	14	—
Currency (gains) losses	87	(25)	1	(1)
Benefit obligation at end of period	$2,298	$2,054	$188	$176

Benefit obligation of funded plans	$1,819	$1,737	$—	$—
Benefit obligation of unfunded plans	479	317	188	176
Benefit obligation at end of period	$2,298	$2,054	$188	$176

	Pension Benefit Plans
	Fiscal Year Ended March 31,
in millions	2021	2020
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,298	$1,300
Actual return on plan assets	213	36
Members’ contributions	5	5
Benefits paid	(82)	(74)
Company contributions	83	64
Settlements	(3)	(11)
Other	28	(3)
Currency gains (losses)	54	(19)
Fair value of plan assets at end of period	$1,596	$1,298

	March 31,
	2021		2020
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Assets less the benefit obligation of funded plans	$(223)	$—	$(439)	$—
Benefit obligation of unfunded plans	(479)	(188)	(317)	(176)
	$(702)	$(188)	$(756)	$(176)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$11	$—	$18	$—
Accrued expenses and other current liabilities	(17)	(8)	(12)	(8)
Accrued postretirement benefits	(696)	(180)	(762)	(168)
	$(702)	$(188)	$(756)	$(176)

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The postretirement amounts recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and includes the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group’s average future service life of the employees or the group's average life expectancy.

	March 31,
	2021		2020
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial (losses) gains	$(223)	$5	$(455)	$(8)
Prior service credit	9	5	9	4
Total postretirement amounts recognized in accumulated other comprehensive loss	$(214)	$10	$(446)	$(4)
The postretirement changes recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below, and include the impact related to our equity method investments.

	March 31,
	2021		2020
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in accumulated other comprehensive loss	$(446)	$(4)	$(367)	$(8)
Curtailments, settlements, and special termination benefits	1	—	3	—
Net actuarial gain (loss)	200	13	(124)	4
Prior service cost	(1)	—	—	—
Amortization of:
Prior service credit	(1)	1	(1)	—
Actuarial losses	49	—	40	—
Effect of currency exchange	(16)	—	3	—
Total postretirement amounts recognized in accumulated other comprehensive loss	$(214)	$10	$(446)	$(4)
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets are presented in the table below.

	March 31,
in millions	2021	2020
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$2,298	$2,054
Accumulated benefit obligation	2,191	1,901
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$2,142	$1,683
Fair value of plan assets	1,428	908
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$2,048	$1,500
Fair value of plan assets	1,427	862
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$156	$371
Fair value of plan assets	167	389

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Benefit Payments
Expected benefit payments to be made during the next ten fiscal years are listed in the table below.

in millions	Pension Benefit Plans	Other Benefit Plans
2022	$93	$8
2023	97	9
2024	100	9
2025	102	9
2026	103	10
2027 through 2031	576	58
Total	$1,071	$103
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
in millions	2021	2020	2019	2021	2020	2019
Service cost	$42	$39	$39	$10	$10	$9
Interest cost	55	59	60	7	7	7
Expected return on assets	(73)	(71)	(66)	—	—	—
Amortization — losses, net	44	36	32	—	1	2
Amortization — prior service credit	(1)	(1)	(1)	—	—	—
Termination benefits/curtailments	1	3	2	—	—	—
Net periodic benefit cost(1)	68	65	66	17	18	18
Proportionate share of non-consolidated affiliates’ pension costs	12	10	10	—	—	—
Total net periodic benefit cost recognized	$80	$75	$76	$17	$18	$18
_________________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses while all other cost components are recorded within other expenses, net.
Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine benefit obligations
Discount rate	2.5%	2.6%	3.0%	3.4%	3.4%	4.0%
Average compensation growth	3.1	3.1	3.2	3.0	3.3	3.5
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	2.6%	3.0%	3.1%	3.4%	4.0%	4.0%
Average compensation growth	3.1	3.2	3.1	3.3	3.3	3.5
Expected return on plan assets	5.1	5.5	5.2	—	—	—
Cash balance interest crediting rate	0.5	0.6	0.9	—	—	—
In selecting the appropriate discount rate for each plan, for pension and other postretirement plans in Canada, the U.S., U.K., and other eurozone countries, we used spot rate yield curves and individual bond matching models. For other countries, we used published long-term high quality corporate bond indices with adjustments made to the index rates based on the duration of the plans' obligation.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long-term. The expected long-term rate of return on plan assets is 4.9% in fiscal 2022.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S., the U.K., and Brazil, for which we paid $7 million, $7 million, and $7 million in fiscal 2021, 2020, and 2019. The assumed health care cost trend used for measurement purposes is 5.3% for fiscal 2022, decreasing gradually to 3.6% in 2038 and remaining at that level thereafter.
In addition, we provide post-employment benefits, including disability, early retirement and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712, Compensation — Retirement Benefits. Other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $16 million and $5 million, respectively, as of March 31, 2021, for these benefits. Comparatively, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $14 million and $4 million, respectively, as of March 31, 2020.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2021	2020
Equity	22-61%	37%	37%
Fixed income	0-74%	46%	50%
Real estate	0-15%	1%	2%
Other	0-40%	16%	11%
Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis. See Note 20 – Fair Value Measurements for a description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and classified in Level 2, and the U.K., Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).
Pension Plan Assets

	March 31, 2021				March 31, 2020
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	137	52	—	189	149	46	—	195
Cash and cash equivalents	10	—	—	10	13	—	—	13
Other	—	4	—	4	—	—	—	—
Investments measured at net asset value(1)	—	—	—	1,393	—	—	—	1,090
Total	$147	$56	$—	$1,596	$162	$46	$—	$1,298
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses, net in the accompanying consolidated statements of operations.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Loss (gain) on remeasurement of monetary assets and liabilities, net	$6	$(23)	$(5)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(3)	26	6
Currency losses, net	$3	$3	$1
The following currency losses are included in accumulated other comprehensive loss and noncontrolling interests in the accompanying consolidated balance sheets.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Cumulative currency translation adjustment — beginning of period	$(309)	$(236)	$(65)
Effect of changes in exchange rates	244	(73)	(171)
Amounts reclassified from accumulated other comprehensive loss, net(1)	(30)	—	—
Cumulative currency translation adjustment — end of period	$(95)	$(309)	$(236)
_________________________
(1)Amounts reclassified from accumulated other comprehensive loss are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
18. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2021 and 2020:

	March 31, 2021
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$4	$—	$(105)	$—	$(101)
Currency exchange contracts	6	—	(20)	(4)	(18)
Energy contracts	1	1	(3)	—	(1)
Total derivatives designated as hedging instruments	$11	$1	$(128)	$(4)	$(120)
Derivatives not designated as hedging instruments
Metal contracts	$104	$3	$(124)	$(1)	$(18)
Currency exchange contracts	22	—	(28)	—	(6)
Energy contracts	—	—	—	—	—
Total derivatives not designated as hedging instruments	$126	$3	$(152)	$(1)	$(24)
Total derivative fair value	$137	$4	$(280)	$(5)	$(144)

	March 31, 2020
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$84	$—	$(11)	$(3)	$70
Currency exchange contracts	2	—	(68)	(7)	(73)
Energy contracts	—	—	(11)	(4)	(15)
Total derivatives designated as hedging instruments	$86	$—	$(90)	$(14)	$(18)
Derivatives not designated as hedging instruments
Metal contracts	$103	$—	$(92)	$(1)	$10
Currency exchange contracts	13	—	(31)	—	(18)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$116	$—	$(124)	$(1)	$(9)
Total derivative fair value	$202	$—	$(214)	$(15)	$(27)
_________________________
(1)The noncurrent portions of derivative assets and liabilities are included in other long–term assets and in other long–term liabilities, respectively, in the accompanying consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Metal
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to the London Metal Exchange ("LME") (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of March 31, 2021 and March 31, 2020, the fair value of these contracts were an asset of $7 million and a liability of less than $1 million, respectively. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our notional amount.

	March 31,
in kt	2021	2020
Hedge type
Purchase (sale)
Cash flow purchases	10	63
Cash flow sales	(594)	(395)
Not designated	(44)	(19)
Total, net	(628)	(351)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps, and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $936 million and $680 million in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2021 and 2020, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of March 31, 2021 and March 31, 2020.
As of March 31, 2021 and 2020, we had outstanding foreign currency exchange contracts with a total notional amount of $1,256 million and $620 million, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the first and second quarter of fiscal year 2022 and offset the remeasurement impact.
 Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of March 31, 2021 and 2020, less than 1 million of notional megawatt hours were outstanding and the fair value of this swap was a liability of $2 million and $6 million, respectively. The electricity swap is designated as a cash flow hedge.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 13 million MMBTU designated as cash flow hedges as of March 31, 2021, and the fair value was an asset of less than $1 million. There was a notional of 15 million MMBTU of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2020 and the fair value was a liability of $5 million. As of March 31, 2021 and 2020, we had notionals of less than 1 million MMBTU of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2021 and 2020 were both a liability of less than $1 million. The average duration of undesignated contracts is less than four years in length. One MMBTU is the equivalent of one decatherm, or one million British Thermal Units.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 5 million gallons designated as cash flow hedges as of March 31, 2021, and the fair value was an asset of $1 million. There was a notional of 7 million gallons designated as cash flow hedges as of March 31, 2020, and the fair value was a liability of $4 million. As of March 31, 2021, we had notional of less than 1 million gallons of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2021 was an asset of less than $1 million, and the average duration of those undesignated contracts is less than one year in length.
Interest Rate
As of March 31, 2021 and March 31, 2020, we had no outstanding interest rate swaps, as all swaps expired concurrent with the maturity of the related loans.
Gain (Loss) Recognition
In connection with the acquisition of Aleris, the Company acquired a portfolio of derivative financial instruments executed to hedge metal, foreign currency and energy price risk exposures. Historically, Aleris did not designate derivative financial instruments as hedges and therefore, both realized and unrealized gains and losses on derivatives were recorded immediately in the consolidated statement of operations. As of March 31, 2021, we had certain Aleris LME aluminum forward sales contracts designated as cash flow hedges of the metal price risk associated with our future metal sales and certain foreign currency exchange contracts designated as hedges of expected future foreign currency transactions.
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other expenses, net. Gains (losses) recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Derivative instruments not designated as hedges
Metal contracts	$(34)	$(12)	$(8)
Currency exchange contracts	3	(25)	(4)
Energy contracts(1)	7	5	6
Loss recognized in other expenses, net	(24)	(32)	(6)
Derivative instruments designated as hedges
Gain recognized in other expenses, net(2)	—	3	2
Total loss recognized in other expenses, net	(24)	(29)	(4)

(Loss) gain recognized on balance sheet remeasurement currency exchange contracts, net	3	(26)	(6)
Realized losses, net	(16)	(7)	12
Unrealized gains (losses) on other derivative instruments, net	(11)	4	(10)
Total loss recognized in other expenses, net	$(24)	$(29)	$(4)
_________________________
(1) Includes amounts related to diesel and natural gas swaps not designated as hedges, and electricity swap settlements.
(2) Amount includes forward market premium/discount excluded from hedging relationship, and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow and net investment hedges. Within the next twelve months, we expect to reclassify $135 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Other expenses, net (Ineffective and Excluded Portion)
	Fiscal Year Ended March 31,			Fiscal Year Ended March 31,
in millions	2021	2020	2019	2021	2020	2019
Cash flow hedging derivatives
Metal contracts	$(274)	$163	$33	$—	$—	$—
Currency exchange contracts	(4)	(105)	(44)	—	3	2
Energy contracts	5	(18)	3	—	—	—
Total	$(273)	$40	$(8)	$—	$3	$2
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion) Fiscal Year Ended March 31,			Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2021	2020	2019
Cash flow hedging derivatives
Energy contracts(1)	$(11)	$(5)	$(1)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(13)	(4)	—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(57)	83	89	Net sales
Currency exchange contracts	(45)	(8)	(14)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(4)	(1)	(1)	Selling, general and administrative expenses
Currency exchange contracts	3	(14)	(9)	Net sales
Currency exchange contracts	(2)	(1)	(1)	Depreciation and amortization
Total	(129)	50	63	Income from continuing operations before income tax provision
	36	(12)	(17)	Income tax provision
	$(93)	$38	$46	Net income from continuing operations
_________________________
(1) Includes amounts related to electricity, natural gas, and diesel swaps.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the location and amount of gain (loss) that was reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the three and twelve months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31, 2021					Fiscal Year Ended March 31, 2021
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$(58)	$1	$—	$—	$—	$(57)	$(13)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(2)	$—	$—	$—	$—	$(11)	$—	$—	$—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$3	$(11)	$(1)	$(1)	$—	$3	$(45)	$(4)	$(2)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—	—	—	—	—

	Three Months Ended March 31, 2020					Fiscal Year Ended March 31, 2020
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses, net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$15	$(1)	$—	$—	$—	$83	$(4)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(2)	$—	$—	$—	$—	$(5)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$(4)	$(5)	$(1)	$—	$—	$(14)	$(8)	$(1)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	1	—	—	—	—	3

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2018	$(65)	$31	$(227)	$(261)
Amounts reclassified from accumulated other comprehensive loss, net - due to adoption of accounting standard updates	—	(3)	(13)	(16)
Balance as of April 1, 2018	$(65)	$28	$(240)	$(277)
Other comprehensive loss before reclassifications	(171)	(4)	(33)	(208)
Amounts reclassified from accumulated other comprehensive loss, net	—	(46)	25	(21)
Net current-period other comprehensive loss	(171)	(50)	(8)	(229)
Balance as of March 31, 2019	$(236)	$(22)	$(248)	$(506)
Other comprehensive (loss) income before reclassifications	(73)	34	(66)	(105)
Amounts reclassified from accumulated other comprehensive loss, net	—	(38)	29	(9)
Net current-period other comprehensive loss	(73)	(4)	(37)	(114)
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	244	(200)	114	158
Amounts reclassified from accumulated other comprehensive loss, net(3)	(30)	93	33	96
Net current-period other comprehensive income (loss)	214	(107)	147	254
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
_________________________
(1)For additional information on our cash flow hedges see Note 18 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans see Note 16 – Postretirement Benefit Plans.
(3)Amounts reclassified from accumulated other comprehensive loss related to currency translation are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
20. FAIR VALUE MEASUREMENTS
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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, copper, zinc, foreign exchange, natural gas and diesel fuel forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum, copper, and zinc forward contracts, natural gas and diesel fuel forward contracts.
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
For the electricity swap, the average forward price at March 31, 2021, estimated using the method described above, was $38 per megawatt hour, which represented an approximately $4 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $28 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2021 and March 31, 2020, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2021 and March 31, 2020. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2021		2020
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$111	$(230)	$187	$(107)
Currency exchange contracts	28	(52)	15	(106)
Energy contracts	2	(1)	—	(10)
Total level 2 instruments	141	(283)	202	(223)
Level 3 instruments
Energy contracts	—	(2)	—	(6)
Total level 3 instruments	—	(2)	—	(6)
Total gross	141	(285)	202	(229)
Netting adjustment(1)	(81)	81	(72)	72
Total net	$60	$(204)	$130	$(157)
_________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in other expenses, net for the fiscal year ended March 31, 2021 related to Level 3 financial instrument.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2019	$(3)
Unrealized/realized gain included in earnings(2)	4
Unrealized/realized (loss) included in accumulated other comprehensive loss(3)	(7)
Settlements(2)	—
Balance as of March 31, 2020	(6)
Unrealized/realized gain included in earnings(2)	6
Unrealized/realized (loss) included in accumulated other comprehensive loss(3)	—
Settlements(2)	(2)
Balance as of March 31, 2021	$(2)
_________________________
(1)Represents net derivative liabilities.
(2)Included in other expenses, net in our consolidated statements of operations.
(3)Included in net change in fair value of effective portion of cash flow hedges in our consolidated statements of comprehensive income (loss).
In addition to our derivative assets and liabilities held at fair value, we have a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. Upon closing on September 30, 2020, we recorded a receivable at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. As of March 31, 2021, the fair value has been adjusted for the accretion of imputed interest to €95 million ($112 million). This imputed interest is included net income from continuing operations within our consolidated statements of operations. See Note 3 – Discontinued Operations for more information.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

	March 31,
	2021		2020
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$—	$—
Total debt — third parties (excluding finance leases and short-term borrowings)	5,702	5,967	5,364	5,267

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
21. OTHER EXPENSES
Other expenses, net consists of the following.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Currency losses, net(1)	$3	$3	$1
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	11	(4)	10
Realized losses (gains) on change in fair value of derivative instruments, net(2)	16	7	(12)
Loss on sale of assets, net	1	1	6
(Gain) loss on Brazilian tax litigation, net(3)	(1)	(7)	2
Interest income	(9)	(14)	(10)
Non-operating net periodic benefit cost(4)	33	34	35
Charitable contribution(5)	50	—	—
Other, net	(1)	(2)	12
Other expenses, net	$103	$18	$44
_________________________
(1)Includes (gain) loss recognized on balance sheet remeasurement currency exchange contracts, net. See Note 17 – Currency Losses (Gains) for further details.
(2)See Note 18 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 23 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 16 – Postretirement Benefit Plans.
(5)Represents a charitable contribution for COVID-19 relief.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
22. INCOME TAXES
We are subject to Canadian and U.S. federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our income from continuing operations before income tax provision (and after removing our equity in net (income) loss of non-consolidated affiliates) are as follows.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Domestic (Canada)	$(15)	$(58)	$(80)
Foreign (all other countries)	709	658	713
Pre-tax income before equity in net (income) loss of non-consolidated affiliates	$694	$600	$633
The components of our income tax provision are as follows.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Current provision:
Domestic (Canada)	$6	$7	$5
Foreign (all other countries)	183	171	147
Total current	$189	$178	$152
Deferred provision:
Domestic (Canada)	—	—	—
Foreign (all other countries)	49	—	50
Total deferred	$49	$—	$50
Income tax provision	$238	$178	$202
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

	Fiscal Year Ended March 31,
in millions, except percentages	2021	2020	2019
Pre-tax income before equity in net (income) loss of non-consolidated affiliates	$694	$600	$633
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$174	$150	$158
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	19	9	14
Exchange remeasurement of deferred income taxes	(5)	(17)	(9)
Change in valuation allowances	23	13	17
Tax credits	(23)	(17)	(16)
(Income) expense items not subject to tax	(1)	4	1
State tax expense, net	(5)	1	4
Enacted tax rate changes	(2)	(6)	2
Tax rate differences on foreign earnings	48	32	33
Uncertain tax positions	6	4	3
Prior year adjustments	(1)	(1)	2
Income tax settlements	4	—	(4)
Non-deductible expenses and other — net	1	6	(3)
Income tax provision	$238	$178	$202
Effective tax rate	34%	30%	32%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate primarily due to the following factors: (1) the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; (2) changes to the Brazilian real foreign exchange rate; and (3) changes in valuation allowances, offset by tax credits.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances:

in millions	Balance at Beginning of Period	Deductions	Acquisition(1)	Additions	Balance at End of Period
Fiscal 2021	$755	$(12)	$64	$14	$821
Fiscal 2020	742	(1)	—	14	755
Fiscal 2019	727	(2)	—	17	742
_________________________
(1)Related to the acquisition of Aleris.
We earn tax credits in a number of the jurisdictions in which we operate. These are comprised of foreign tax credits in Canada of $14 million, empire zone credits in New York of $2 million, R&D credits in the U.S. of $5 million, and tax investment credits in Brazil of $2 million as of March 31, 2021. The impact on our income tax provision of credits during the fiscal year ended March 31, 2021 was a benefit of $23 million. However, legislation enacted in New York state on March 31, 2014 established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $2 million. In addition, the foreign tax credits in Canada are fully offset with a corresponding valuation allowance.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted and signed into law in the U.S. Certain provisions of the CARES Act impact the 2020 income tax provision computations of the Company and are reflected in the fourth quarter of 2020, or the period of enactment. The CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 (fiscal 2020) and 2020 (fiscal 2021). The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification significantly increased the allowable interest expense deduction of the Company and resulted in significantly less taxable income for the fiscal years ended March 31, 2020 and March 31,2021.
President Biden and Senate Finance Committee Chairman Ron Wyden have set forth several tax proposals that would, if enacted into law, make significant changes to U.S. tax laws. We will continue to evaluate the overall impact of these tax proposals on our effective tax rate and balance sheet.
Deferred Income Taxes
Deferred income taxes recognize the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for income tax purposes, and the impact of available net operating loss and tax credit carryforwards. These items are stated at the enacted tax rates that are expected to be in effect when taxes are actually paid or recovered.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2021	2020
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$458	$382
Tax losses/benefit carryforwards, net	934	708
Depreciation and amortization	79	66
Other assets	50	21
Total deferred income tax assets	1,521	1,177
Less: valuation allowance	(821)	(755)
Net deferred income tax assets	$700	$422
Deferred income tax liabilities:
Depreciation and amortization	$550	$324
Inventory valuation reserves	57	78
Monetary exchange gains, net	24	17
Other liabilities	101	57
Total deferred income tax liabilities	$732	$476
Net deferred income tax liabilities	$32	$54
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $821 million and $755 million were necessary as of March 31, 2021 and 2020, respectively.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2021, we had net operating loss carryforwards of approximately $790 million (tax effected) and tax credit carryforwards of $144 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards will begin expiring in fiscal year 2021. As of March 31, 2021, valuation allowances of $584 million, $131 million and $107 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, and the U.K.
Prior to being acquired by Novelis, Aleris entities had significant attributes in the U.S., Germany, and China which required evaluation after the acquisition. For U.S. purposes, a corporation’s ability to deduct its U.S. net operating loss carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of IRC Section 382 if it undergoes an ownership change defined as a cumulative stock ownership change among material stockholders exceeding 50% during a rolling three-year period. Based on our preliminary analysis under Section 382, we believe that approximately $192 million of Aleris U.S. federal net operating loss carryforwards are limited by Section 382 as of March 31, 2021. For state tax purposes, management believes it is more likely than not that a limitation under Section 382 will impair the realizability of the net deferred tax assets and a $17 million valuation allowance has been recorded on the state attributes.
Additionally, Aleris Germany had interest carryforwards that were not subject to expiration. However, the business combination will result in an ownership change for German income tax purposes. Therefore, the interest carryforwards are limited and consequently were written off as part of the acquisition in the amount of $4 million.
As of March 31, 2020, we had net operating loss carryforwards of approximately $574 million (tax effected) and tax credit carryforwards of $133 million, which will be available to offset future taxable income and tax liabilities, respectively. The carryforwards began expiring in fiscal 2020 with some amounts being carried forward indefinitely. As of March 31, 2020, valuation allowances of $542 million, $129 million, and $84 million had been recorded against net operating loss carryforwards, tax credit carryforwards and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Italy, Germany, Switzerland, China, and the U.K.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2021, we had cumulative earnings of approximately $4 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our full valuation allowance position of $645 million in Canada, in excess of $494 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $56 million of tax credits and other deferred tax assets of $95 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings, and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2021 and 2020, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $69 million and $27 million, respectively.
Tax authorities continue to examine certain other of our tax filings for fiscal year 2005 and fiscal years 2011 through 2019. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are not expected to decrease in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in the income tax provision (benefit). As of March 31, 2021, 2020, and 2019, we had $11 million, $4 million and $4 million accrued, respectively, for interest and penalties. For the years ended March 31, 2021, 2020, and 2019, we recognized tax expense of $2 million, tax expense of $1 million, and tax benefit of $5 million related to changes in accrued interest and penalties, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Beginning balance	$27	$24	$44
Additions based on tax positions related to the current period	4	3	3
Additions based on tax positions of prior years(1)	39	1	3
Reductions based on tax positions of prior years	(1)	(1)	(1)
Settlements(2)	(1)	—	(22)
Foreign exchange	1	—	(3)
Ending Balance	$69	$27	$24
_________________________
(1)Additions based on tax positions of prior years in fiscal 2021 includes $37 million from the acquisition of Aleris.
(2)The amount reported in fiscal 2019 is due to the effective settlement of a certain tax audit for fiscal years 2009 through 2012.
 Income Taxes Payable
Our consolidated balance sheets include income taxes payable, net of $102 million and $45 million as of March 31, 2021 and 2020, respectively. Of these amounts, $70 million and $67 million are reflected in accrued expenses and other current liabilities as of March 31, 2021 and 2020, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
23. COMMITMENTS AND CONTINGENCIES
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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding liability arising from the usage, storage, treatment or disposal of hazardous substances and wastes at a number of sites in the U.S., as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil and certain countries in the European Union. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental remediation, natural resource damages, third party claims, and other expenses. In addition, we are, from time to time, subject to environmental reviews and investigations by relevant governmental authorities. We are also involved in claims and litigation filed on behalf of persons alleging exposure to substances and other hazards at our current and former facilities.
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2021 were approximately $23 million, of which $4 million was associated with restructuring actions and the remaining undiscounted clean-up costs were $19 million. As of March 31, 2021, $6 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying consolidated balance sheets. As of March 31, 2020, we reported $8 million of total environmental liabilities in our consolidated balance sheet.
 Brazil Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities were $20 million and $27 million for the periods ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, $6 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $24 million and $18 million for the periods ended March 31, 2021 and March 31, 2020, respectively. As of March 31, 2021, $1 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses, net on the consolidated statements of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2020 and fiscal 2019, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes related to contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. The ruling from the fiscal year ended March 31, 2019 allows for the exclusion of taxes on value-added tax sales and services (defined as ICMS within Brazil, similar to VAT within the U.S.) from the calculation basis of COFINS from calendar years 2007 to 2014. The ruling from the fiscal year ended March 31, 2020 excludes taxes on ICMS from the calculation basis of PIS and COFINS from calendar years 2015 to 2017. As a result of these cases, we have the right to apply for tax credits for the amounts overpaid during that period. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years. The Brazilian Office of the Attorney General of the National Treasury has sought clarification from the Brazilian Supreme Court of certain matters, including the amount (i.e. gross or net credit amount) and timing of these credits. If the Brazilian tax authorities challenge the amount or timing of these credits, we may become subject to new litigation related to the indirect tax credits already monetized or it could affect our ability to monetize future indirect tax credits Alternatively, if the Brazilian Supreme Court rules in favor of allowing companies to seek recovery of the gross credit amounts, the amounts of the benefits that we could recover will be greater than those currently recognized. We have estimated that it is probable to receive a benefit, net of fees and applicable Brazilian taxes, related to these periods and recorded this benefit in the corresponding periods, recognized using the net credit amount, as follows.

in millions			Amounts Recorded in Statement of Operations
Period	Period Covered	Related Contribution	Net sales	Other expenses, net	Income tax provision	Net income from continuing operations
Fiscal Year Ended March 31, 2021	2007 to 2014	PIS	$—	$(1)	$—	$1
Fiscal Year Ended March 31, 2020	2015 to 2017	PIS and COFINS	—	(8)	3	5
Fiscal Year Ended March 31, 2019	2007 to 2014	COFINS	3	(2)	2	3
During fiscal 2020, we received an additional favorable ruling from the Brazilian court that allows for the exclusion of taxes on value-added tax sales and services from the calculation basis of COFINS from calendar years 1996 to 2007. We are in process of calculating the probable benefit from this ruling, and thus, we have not recognized any amount for this in the current period.
Duffel Sale
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that was deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on whether either or both parties breached any of their respective obligations under the purchase and sale agreements, and if so, their relative culpability for such breaches, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE.
We have elected to account for the contingent consideration at fair value and will mark to fair value on a quarterly basis. At closing on September 30, 2020, the estimated fair value of the purchase price subject to arbitration was €93 million ($109 million). We have recorded the contingent consideration in other long–term assets — third parties and changes to the estimated fair value resulting from quarterly revaluations will be recorded to loss from discontinued operations, net of tax.
See Note 3 – Discontinued Operations for more information.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
24. SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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
North America. Headquartered in Atlanta, Georgia, this segment operates 17 plants, including seven facilities with recycling operations, in two countries.
Europe. Headquartered in Küsnacht, Switzerland, this segment operates ten plants, including five facilities with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates four plants, including two facilities with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment operates two plants in Brazil, including one facility with recycling operations.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies.
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) gain or loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment, net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) provision or benefit for taxes on income (loss); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; and (q) business acquisition and other related costs.
The tables below show selected segment financial information. The "Eliminations and Other" column in the table below includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustments for proportional consolidation and eliminations of intersegment net sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in net sales – third party includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 10 – Consolidation and Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal Year Ended March 31, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Net sales – third party	$4,551	$3,420	$2,167	$1,783	$355	$12,276
Net sales – intersegment	7	132	15	15	(169)	—
Net sales	$4,558	$3,552	$2,182	$1,798	$186	$12,276

Depreciation and amortization	$235	$173	$88	$71	$(24)	$543
Income tax (benefit) provision	(27)	22	62	123	58	238
Capital expenditures	184	99	113	94	(5)	485

March 31, 2021
Investment in and advances to non–consolidated affiliates	$—	$510	$328	$—	$—	$838
Total assets	4,084	3,974	2,423	1,797	607	12,885

in millions
Selected Operating Results Fiscal Year Ended March 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$4,118	$2,977	$1,952	$1,861	$309	$11,217
Net sales – intersegment	—	118	17	43	(178)	—
Net sales	$4,118	$3,095	$1,969	$1,904	$131	$11,217

Depreciation and amortization	$153	$117	$62	$67	$(38)	$361
Income tax provision	19	11	29	108	11	178
Capital expenditures	303	85	132	94	(4)	610

March 31, 2020
Investment in and advances to non–consolidated affiliates	$—	$465	$295	$—	$—	$760
Total assets	4,274	3,075	1,737	1,626	277	10,989

in millions
Selected Operating Results Fiscal Year Ended March 31, 2019	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$4,580	$3,266	$2,154	$2,059	$267	$12,326
Net sales – intersegment	1	110	36	32	(179)	—
Net sales	$4,581	$3,376	$2,190	$2,091	$88	$12,326

Depreciation and amortization	$150	$116	$63	$66	$(45)	$350
Income tax provision	45	15	19	106	17	202
Capital expenditures	149	80	70	65	(11)	353
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from net income attributable to our common shareholder to segment income.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Net income attributable to our common shareholder	$236	$420	$434
Net income attributable to noncontrolling interests	1	—	—
Income tax provision	238	178	202
Loss from discontinued operations, net of tax	51	—	—
Loss on sale of discontinued operations, net of tax	170	—	—
Income from continuing operations before income tax provision	696	598	636
Depreciation and amortization	543	361	350
Interest expense and amortization of debt issuance costs	267	248	268
Adjustment to reconcile proportional consolidation(1)	56	57	58
Unrealized losses (gains) on change in fair value of derivative instruments, net	11	(4)	10
Realized losses (gains) on derivative instruments not included in segment income(2)	1	—	(2)
Loss on extinguishment of debt	14	71	—
Restructuring and impairment, net	29	43	2
Loss on sale of fixed assets	1	1	6
Purchase price accounting adjustments(3)	29	—	—
Metal price lag	6	38	4
Business acquisition and other related costs(4)	11	63	33
Other, net(5)	50	(4)	3
Segment income	$1,714	$1,472	$1,368
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized losses (gains) on derivative instruments not included in segment income represents foreign currency derivatives not related to operations.
(3)Purchase price accounting adjustments primarily relates to the relief of the inventory step-up related to the acquired Aleris business.
(4)Business acquisition and other related costs are primarily legal and professional fees associated with our acquisition of Aleris.
(5)Other, net primarily relates to a charitable contribution in fiscal 2021 as well as interest income.
The following table displays segment income by reportable segment.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
North America	$663	$590	$552
Europe	285	246	226
Asia	305	210	196
South America	449	421	394
Eliminations and other	12	5	—
Segment income	$1,714	$1,472	$1,368

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographical Area Information
As of March 31, 2021, we had 33 operating facilities in nine countries. Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets and other intangible assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.
Net sales by geographical area follows.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
United States	$4,782	$4,273	$4,725
Asia and Other Pacific	2,167	1,952	2,154
Brazil	1,783	1,861	2,059
Canada	124	154	121
Germany	3,015	2,506	2,749
Other Europe	405	471	518
Net sales	$12,276	$11,217	$12,326
Long-lived assets and other intangible assets by geographical area follows.

	March 31,
in millions	2021	2020
United States	$2,267	$1,526
Asia and Other Pacific	912	534
Brazil	842	816
Canada	55	58
Germany	605	248
Other Europe	702	696
Long-lived assets and other intangible assets	$5,383	$3,878
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

	Fiscal Year Ended March 31,
in millions	2021	2020	2019
Can	$6,191	$6,240	$6,643
Automotive	2,512	2,801	2,967
Aerospace and industrial plate	366	—	—
Specialty	3,207	2,176	2,716
Net sales	$12,276	$11,217	$12,326
Major Customers
The following table displays customers representing 10% or more of our total net sales for any of the periods presented and their respective percentage of total net sales.

	Fiscal Year Ended March 31,
	2021	2020	2019
Ball	15%	21%	22%
Ford	7	10	10

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Primary Supplier
Rio Tinto ("RT") is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from RT as a percentage of our total combined metal purchases.

	Fiscal Year Ended March 31,
	2021	2020	2019
Purchases from RT as a percentage of total combined metal purchases	8%	11%	10%

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Management’s Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2021 is set forth in Part II, Item 8. Financial Statements and Supplementary Data in this report.
Changes in Internal Control Over Financial Reporting
As discussed throughout this Annual Report on Form 10-K, we completed the acquisition of Aleris on April 14, 2020. The acquisition was accounted for as a business combination, and the financial results of Aleris have been included in our consolidated financial statements for the fiscal year ended March 31, 2021. We have implemented business combination controls in connection with this acquisition. Additionally, as a result of the acquisition, management is in the process of analyzing, evaluating, and, where necessary, implementing changes in controls and procedures. The internal control over financial reporting of Aleris has been excluded from management’s assessment of internal control over financial reporting as of March 31, 2021. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of nine directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors’ terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of April 30, 2021.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	53	Chairman of the Board
Askaran Agarwala(2)	May 15, 2007	87	Director
Debnarayan Bhattacharya(1)(2)	May 15, 2007	72	Director and Vice Chairman of the Board
Clarence J. Chandran(1)(2)	January 6, 2005	72	Director
Gary Comerford	February 7, 2020	71	Director
Dr. Thomas M. Connelly, Jr.	February 7, 2020	69	Director
Satish Pai(2)	August 6, 2013	59	Director
Vikas Sehgal	February 7, 2020	46	Director
Donald A. Stewart(1)	May 15, 2007	74	Director
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

Mr. Debnarayan Bhattacharya is Vice Chairman of Novelis and serves on the Audit and Compensation Committees of the Novelis Board of Directors. He retired from his position as Managing Director of Hindalco in July 2016. Mr. Bhattacharya continues to serve as Non-Executive Director and Vice Chairman. He also serves as a director of Vodafone Idea Limited and NOCIL Limited. Mr. Bhattacharya continues to serve as the Member of the Board of Govenors of the Birla Institute of Technology and Science, Pilani. Mr. Bhattacharya’s extensive knowledge of the aluminum and metals industries provides a valuable resource to the company in the setting and implementation of its operating business plans as the Company considers various strategic alternatives. Mr. Bhattacharya brings to the board a high degree of financial literacy.
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
Mr. Satish Pai has served as the Managing Director of Hindalco Industries Limited since August 2016. Mr. Pai previously served as Deputy Managing Director of Hindalco Industries Limited from February 2014 to May 2016, and as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28 year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and is a director of Hindalco. Mr. Pai also serves as a Director on the Board of ABB Limited, Switzerland and Aditya Birla Management Corporation Private Limited. He has also been appointed as Vice President in The Indian Institute of Metals. Mr. Pai brings extensive industry and global operating experience to the board.
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
Donald A. Stewart serves as Chairman of the Audit Committee of the Novelis Board of Directors. He retired as Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart continues to serve as a director of Sun Life Everbright Life Insurance Company Limited. He is the Chairman of the federal-provincial Nominating Committee for the Canada Pension Plan Investment Board. Mr. Stewart brings extensive financial management and operating experience to the board.

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2021.

Name	Age	Position
Steven Fisher	50	President and Chief Executive Officer
Devinder Ahuja	55	Senior Vice President and Chief Financial Officer
Tom Boney	55	Senior Vice President and President, Novelis North America
Emilio Braghi	53	Senior Vice President and President, Novelis Europe
Christopher Courts	43	Senior Vice President and General Counsel, Corporate Secretary and Compliance Officer
Philippe Meyer	63	Senior Vice President and Chief Technology Officer
Randal Miller	58	Vice President, Treasurer
Roxana Molina	60	Senior Vice President and Chief Procurement Officer
Antonio Tadeu Coelho Nardocci	63	Senior Vice President and Chief Manufacturing Officer
Marco Palmieri	64	Senior Vice President and Chief Integration Officer
Francisco Pires	52	Senior Vice President and President, Novelis South America
Stephanie Rauls	52	Vice President, Controller and Chief Accounting Officer
Sachin Satpute	55	Senior Vice President and President, Novelis Asia
H.R. Shashikant	58	Senior Vice President and Chief Human Resources Officer
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

Christopher Courts has served as our Senior Vice President, General Counsel, Compliance Officer and Corporate Secretary since January 2021, and he is a member of the company’s Executive Committee. He previously served as interim Vice President, General Counsel, Secretary and Compliance Officer from March 2020 to December 2021. Prior to that, Mr. Courts served as the company’s Vice President, Deputy General Counsel from January 2016 to March 2020 and, in this role, he led the company’s intellectual property function, corporate governance activities, and global contracts management program. In addition, he supported the company’s strategy team on mergers, acquisitions and divestitures. Mr. Courts joined Novelis in January 2005 and over the years has had oversight for various aspects of the legal function. Prior to joining Novelis, Mr. Courts served as Senior Corporate Counsel for Aquila, Inc., and he began his career as a corporate associate at the Husch Blackwell law firm. Mr. Courts holds a B.B.A in finance and a J.D., both from the University of Iowa.
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
Item 11. Executive Compensation.
The information required by this item will be included in an amendment to this Form 10-K.
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
See Note 11 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for more details related to various transactions with our parent company, Hindalco, and its affiliates. These transactions are not material to Novelis individually or in the aggregate. Because of the relationship four of our directors have with Hindalco, we consider these transactions to be related party transactions.

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP for services rendered for the years ended March 31, 2021 and 2020:

	March 31,
in millions	2021	2020
Audit fees(1)	$10.9	$6.8
Tax Fees(2)	0.2	0.2
All Other Fees(3)	0.1	0.1
Total	$11.2	$7.1
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Qs, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)In the fiscal years ended March 31, 2021 and 2020, these fees include procedures performed related to transfer pricing studies and tax consulting services.
(3)In the fiscal years ended March 31, 2021 and 2020, these fees include attest services performed over the Company's application for energy credits, as well as for services not included in the Audit, Audit Related, and Tax categories.
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

PART IV

Item 15. Exhibits and Financial Statement Schedules.
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
4.3
Indenture relating to the 5.875% Senior Notes due 2026, dated September 14, 2016, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32312))

4.4
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

4.5
Indenture relating to the 3.375% Senior Notes due 2029, dated March 31, 2021, between Novelis Sheet Ingot GmbH, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

10.1
Increase Joinder Amendment to Credit Agreement, dated as of February 21, 2020, among Novelis Acquisitions, LLC, as borrower of the Aleris Incremental Term Loans, Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Party Security Provider, Standard Chartered Bank, as Administrative Agent for the Lenders, and the Lenders Party thereto (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on May 7, 2020 (File No. 001-32312))

10.2
Amendment No. 4 to Credit Agreement, dated as of August 25, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-32312))

10.3
Amendment No. 5 to Credit Agreement, dated as of December 11, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 3, 2021 (File No. 001-32312))

10.4
Refinancing Amendment to Credit Agreement, dated as of March 26, 2021, among Novelis Inc., as Borrower of the Tranche A-1 Term Loans, Aleris Corporation, as the survivor of the merger with Novelis Acquisitions LLC, as co-borrower of the Aleris Incremental Term Loans and as guarantor, AV Metals Inc., the other Loan Parties party thereto, Novelis Italia S.P.A., as third party security provider, the Lenders party thereto and Standard Chartered Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

10.5
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 21, 2020, among Novelis Inc., as Canadian Borrower, Novelis Corporation, as a U.S. Borrower, the other U.S. Subsidiaries of Canadian Borrower party thereto as U.S. Borrowers, Novelis UK Ltd, as a U.K. Borrower, Novelis AG, as a Swiss Borrower, Novelis Deutschland GMBH, as a German Borrower, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and U.S. Swingline Lender, Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender and the Issuing Banks party thereto (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on May 7, 2020 (File No. 001-32312))

10.6
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of August 25, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-32312))

10.7
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 11, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2021 (File No. 001-32312))

10.8
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of March 5, 2021, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent

10.9*	Novelis Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-32312))
10.10*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.11*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.12*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))
10.13*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.14*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.15*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.16*
Employment Agreement between Novelis Inc. and Marco Antonio Palmieri dated June 16, 2017 (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on May 8, 2018 (File No. 001-32312))

10.17*
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

21.1	List of Subsidiaries of Novelis Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 12, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date: May 12, 2021
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 12, 2021
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 12, 2021
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 12, 2021
Kumar Mangalam Birla

/s/ Askaran Agarwala	(Director)	Date: May 12, 2021
Askaran Agarwala

/s/ Debnarayan Bhattacharya	(Director)	Date: May 12, 2021
Debnarayan Bhattacharya

/s/ Clarence J. Chandran	(Director)	Date: May 12, 2021
Clarence J. Chandran

/s/ Gary Comerford	(Director)	Date: May 12, 2021
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 12, 2021
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 12, 2021
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 12, 2021
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 12, 2021
Donald A. Stewart