Form 10-K/A
period 2021-03-31
Novelis Inc.
filed 2021-06-23
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE: None
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Novelis Inc. (“we,” “our,” “us,” “Company,” and “Novelis”) for the year ended March 31, 2021 that was originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2021 (the “Original Filing”) and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by Novelis’ principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III
This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the SEC.

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Senior Vice President, Chief Financial Officer
Sachin Satpute	Senior Vice President and President, Novelis Asia
HR Shashikant	Senior Vice President, Chief Human Resources Officer
Marco Palmieri	Senior Vice President and Chief Integration Officer
Compensation Committee and Role of Management
The Compensation Committee of our board of directors ("the Committee") is responsible for approving compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board. Our Chief Human Resources Officer serves as the primary management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee’s responsibilities.
Our named executive officers have no direct role in setting their own compensation. The Committee meets with members of our management team to evaluate performance against pre-established goals, and management makes recommendations to the board regarding budgets, production and sales forecasts and other information, which affect certain goals. The Committee may seek input from our senior management concerning individual performance, expected future contributions and compensation matters generally.
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
The Committee did not independently engage a third party compensation consultant in fiscal year 2021. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer’s analysis with the Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.
For executive compensation benchmarking purposes, we focus on large global companies that have a substantial corporate presence in the southeastern United States with whom Novelis may compete for executive talent, as well as other major companies in the manufacturing and materials sectors having revenues in excess of $2 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management’s most recent compensation competitive analysis consisted of the following companies:

Air Products & Chemicals Inc.	International Paper Company	Southern Company
Alcoa Corp	Linde PLC	Steel Dynamics
Altria Group Inc.	Newell Brands Inc.	United States Steel Corp
Arconic Corp	Nucor Corporation	WestRock Company
Eastman Chemical Co	PPG Industries Inc.
Genuine Parts Co	Reliance Steel & Aluminum Co

The Committee retains discretion to set an individual executive’s compensation in recognition of the need for flexibility under a particular circumstance. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including past performance, experience and potential, retention needs, job position and/or tenure. In addition, macroeconomic conditions (as illustrated by the Covid-19 pandemic) may influence compensation decisions, including incentive pay decisions, as the Committee aligns its focus with the financial needs of the business in times of distress.
Objectives and Design of Our Compensation Program
Our executive compensation program is designed to attract, retain, and reward talented executives who will contribute to our long-term financial and operational success and thereby build value for our shareholder. The program is organized around three fundamental principles:
•Provide Total Cash and Total Direct Compensation Opportunities that are Competitive: To enable us to attract, motivate and retain qualified executives to build long-term shareholder value, total cash compensation (base pay plus annual short-term incentives) and total direct compensation (total cash compensation plus the value of long-term incentives) should be targeted at levels to be market competitive and also be appropriately positioned within the Company to ensure internal equity based on the scope and complexity of the role as it is designed at the Company.
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive’s actual compensation should be linked directly to the Company’s financial performance and each individual’s personal contribution. Consequently, a substantial portion of an executive’s total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual’s total direct compensation that is based upon these performance objectives and financial goals should increase as the individual’s business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices.
•A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained financial performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value.
Key Elements of Our Compensation Program
Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee reviews these compensation elements annually. The Committee also compares the competitiveness of these key elements to companies in our peer group and/or to available compensation survey market data. Our objective for named executive officer compensation is to be at or near the market median (50th percentile) for both target total cash compensation and total direct compensation.
Base Pay. Based on market practices, we believe it is appropriate that a minimum portion of total direct compensation be provided in a form that is fixed and recognizes individual responsibilities, experience and performance. Any changes in base salaries are generally effective July 1, unless an executive is promoted or assumes a new role during the fiscal year.
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
•Annual incentives should be at-risk, and there should be a minimum financial performance threshold that must be attained to receive any payout.
•Performance goals should be sufficiently ambitious to drive enterprise value creation but also be based on metrics that executives can meaningfully influence over the annual time frame, and payouts should not be concentrated on a single metric.
•Annual incentives (as a percent of base salary) should be comparable with opportunity payouts of executives in other benchmark companies or industries.
•The Committee retains the discretion to adjust, up or down, annual incentives earned based on Company financial performance or business uncertainties that may arise in a particular fiscal year as well as the Committee’s subjective assessment of individual performance.

Our Committee and board of directors, after input from management, normally approve our fiscal year annual incentive plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company’s earnings before interest, taxes, depreciation and amortization ("EBITDA") performance; (2) the Company’s operating cash flow; (3) the executive’s individual performance in recognition of each individual’s unique job responsibilities and annual objectives; and (4) global safety.
Each AIP metric normally will have a threshold, target and maximum payout amount. As an additional overriding condition, overall Novelis EBITDA performance for the fiscal year must be at least 75% of the fiscal year target.
In light of the COVID-19 pandemic, which commenced shortly before the start of fiscal year 2021, our board of directors determined that it was appropriate to take a cautious approach in approving our 2021 AIP. For fiscal year 2021, the following changes were made:
•Target and maximum payout opportunities for the financial and safety metrics were reduced by one-half (50% of historic norms).
•Minimum threshold performance was waived in view of the reduction in targeted and maximum payout opportunities.
•The performance metric weightings were modified by reducing the weighting on EBITDA; increasing the weighting on operating cash flow; and adding an additional five percent weighting to individual performance. There was no change in the weighting for the global safety metric.

The table below displays the 2021 AIP performance objectives, weighting, and reduced payout at targeted performance for each named executive officer. Based on the Company’s positive financial performance in fiscal year 2021 and in recognition of the extraordinary effort of our management team under the circumstances, the board initially exercised its discretion to increase fiscal year 2021 AIP payouts by reinstating the financial and safety metrics to 100% of target. Following the close of the fiscal year, the board further adjusted the financial and safety metrics to payout at 124% of target. The actual payout column below shows the final amount earned under our 2021 AIP. These amounts are also shown in the Summary Compensation Table.

Name	Target Bonus as Percentage of Salary	Performance Objective	Performance Weighting	Targeted Payout ($)	Actual Payout ($)
Steven Fisher	130%	EBITDA	21%	143,325	355,446
		Cash Flow	49%	334,425	829,374
		Personal	20%	273,000	286,650
		Safety	10%	68,250	169,260
			100%	819,000	1,640,730
Devinder Ahuja	85%	EBITDA	21%	55,335	137,231
		Cash Flow	49%	129,115	320,205
		Personal	20%	105,400	121,210
		Safety	10%	26,350	65,348
			100%	316,200	643,994
Sachin Satpute	60%	EBITDA	21%	25,531	63,317
		Cash Flow	49%	59,572	147,739
		Personal	20%	48,630	51,062
		Safety	10%	12,158	30,151
			100%	145,891	292,269
HR Shashikant	60%	EBITDA	21%	31,500	78,120
		Cash Flow	49%	73,500	182,280
		Personal	20%	60,000	63,000
		Safety	10%	15,000	37,200
			100%	180,000	360,600
Marco Palmieri	65%	EBITDA	21%	36,203	89,784
		Cash Flow	49%	84,474	209,496
		Personal	20%	68,959	72,406
		Safety	10%	17,240	42,754
			100%	206,876	414,440
Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive’s total direct compensation opportunity is necessary to reward our executives and is consistent with market practices. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:
•Long-term incentives should motivate achievement of long-term strategic and financial goals and incentivize actions that are intended to create sustainable value for our shareholder.
•Long-term incentives should be designed to retain valuable executive talent.
•Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis and our shareholder.
•A majority of the long-term incentive award value should be at risk and tied to financial performance.
•Vesting schedules should span several years to reward long-term service.
•The value of long-term incentives as a percent of salary should be competitive with opportunity payouts of executives in other benchmark companies or industries.
The Committee approved a long-term incentive plan ("LTIP") covering fiscal years 2021 through 2023. (Under the LTIP, participants are awarded three types of long-term incentive vehicles: Hindalco stock appreciation rights ("Hindalco SARs"), Hindalco restricted stock units ("Hindalco RSUs") and Novelis Performance Units ("Novelis PUs").

For additional information, see the table below setting forth grants of plan-based awards in fiscal year 2021.
Hindalco SARs normally comprise 20% of the executive’s LTIP opportunity, have seven-year terms and vest at a rate of 33.33% per year measured from the initial grant date, provided the Company achieves the 75% EBITDA threshold for the year. If the 75% EBITDA threshold is not achieved, then the portion of the Hindalco SARs that would otherwise vest for that year will be forfeited. Each Hindalco SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Hindalco SARs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.
Hindalco RSUs normally comprise 30% of the executive’s LTIP opportunity. Hindalco RSUs are designed as retention incentives and vest at a rate of 33.33% per year, measured from the date of the award, and are not subject to performance criteria. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant. RSUs do not transfer any shareholder rights to a participant, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs comprise the remaining portion of the executive’s LTIP and vest on the third anniversary following the date of award. Following the close of the three year performance period, the number of units earned will be calculated based on the Company’s average return on capital employed ("ROCE") over the performance period. Actual payout will range from 50% (threshold) to 200% (maximum) of target award value, based on actual results, and will be paid in cash. Performance results between threshold level and target level or between target level and maximum level are determined by means of interpolation.
The table below shows the aggregate target long-term incentive of our named executive officers under the 2021 LTIP. The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Named Executive Officer	2021 LTIP Target Award ($)
Steven Fisher	$5,300,000
Devinder Ahuja	$1,000,000
Sachin Satpute	$600,000
HR Shashikant	$700,000
Marco Palmieri	$760,000
Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible for certain non-qualified retirement benefits, which are designed to provide levels of retirement benefits that are limited under broad-based retirement plan caps mandated by certain regulatory restrictions. Our named executive officers are also eligible for certain personal benefits, such as a car allowance, club memberships and tax preparation services, which we may provide through an executive flexible allowance for use at the discretion of the executive. We do not view our executive personal benefits as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table for further information about personal benefits.
Employment-Related Agreements
Change in Control Severance. Each of our named executive officers, except Mr. Palmieri, is a participant in the Novelis Inc. Change in Control Severance Plan (the "CIC Plan"). The Plan was adopted effective July 1, 2018 and replaced any individual agreements previously in place. Under the CIC Plan, the executive will be entitled to certain payments and benefits if the executive’s employment is terminated by the Company without cause, or by the executive for good reason, within three months before or 24 months following a change in control of the Company. The change in control severance payment under the CIC Plan is equal to 2.0 times the executive’s total cash compensation and is paid payable in a lump sum within 30 days following an executive’s termination of employment. The CIC Plan also provides that the executive will receive (i) payment of the executive’s target short-term incentive (prorated, as applicable) for the year of termination; (ii) a payment to assist with post-employment medical coverage equal to 24 months of the full premium of the executive’s then-current level of coverage; (iii) continuation of coverage under the Company’s group life insurance plan for a period of 24 months; and (iv) 24 months of additional credit for benefit accrual or contribution purposes and accelerated vesting, if applicable, under our retirement plans.

Severance Compensation Arrangements. We have entered into severance arrangements with Mr. Fisher, Mr. Ahuja and Mr. Palmieri, which provide that the executive will be entitled to certain payments and benefits if his employment is terminated by the Company without cause. Severance amounts are payable in a lump sum. Each agreement also contains a noncompetition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 24 months. An executive may be required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. See the Potential Payments Upon Termination or Change in Control table below for further information.
Compensation Risk Assessment
In fiscal year 2021, the Committee reviewed the Company’s executive compensation policies and practices, and determined that the Company’s executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:
•An appropriate balance between short-term and long-term incentive compensation with multiple time horizons;
•Short-term incentives that require minimum financial performance to achieve any payouts and also have a maximum payout limitation;
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
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for fiscal year 2021.
The foregoing report is provided by the following directors, who constitute the Committee:
Mr. Clarence J. Chandran, Chairman
Mr. Debnarayan Bhattacharya
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table
The table below sets forth information regarding compensation for our named executive officers for fiscal year 2021 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars as adjusted by the March 31, 2021 exchange rate.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)(7)	Total Compensation ($)
Steven Fisher	2021	1,050,000	—	1,590,000	1,060,000	4,880,730(2)	—	293,218	8,873,948
	2020	1,035,577	—	1,440,000	1,460,000	5,030,096	—	280,734	9,246,407
	2019	971,154	—	1,050,000	1,200,000	9,211,068	—	654,373	13,086,595
Devinder Ahuja	2021	620,000	—	300,000	200,000	1,143,994(3)	—	157,386	2,421,380
	2020	608,461	—	300,000	200,000	1,204,598	—	226,482	2,539,541
	2019	562,692	—	204,000	136,000	1,163,812	—	276,992	2,343,496
Sachin Satpute	2021	406,275	—	180,000	120,000	772,269(4)	42,534	823,071	2,344,149
	2020	367,337	—	180,000	120,000	782,162	39,434	607,553	2,096,486
HR Shashikant	2021	487,198	—	210,000	140,000	810,600(5)	—	561,202	2,209,000
Marco Palmieri	2021	530,449	—	228,000	152,000	1,174,440(6)	—	138,622	2,223,511
	2020	525,993	—	228,000	152,000	1,210,643	—	289,884	2,406,520
	2019	510,673	—	228,000	152,000	2,729,747	—	519,887	4,140,307
_________________________
(1)These amounts reflect Hindalco RSUs and Hindalco SARs granted under our LTIP.
(2)This amount includes the cash awards Mr. Fisher earned as follows: $1,640,730 under the 2021 AIP and $3,240,000 for the Novelis PUs granted under our 2018 LTIP.
(3)This amount includes the cash awards Mr. Ahuja earned as follows: $643,994 under the 2021 AIP and $500,000 for the Novelis PUs granted under our 2018 LTIP.
(4)This amount includes the cash awards Mr. Satpute earned as follows: $292,269 under the 2021 AIP and $480,000 for the Novelis PUs granted under our 2018 LTIP.
(5)This amount includes the cash awards Mr. Shashikant earned as follows: $360,600 under the 2021 AIP and $450,000 for the Novelis PUs granted under our 2018 LTIP.
(6)This amount includes the cash awards Mr. Palmieri earned as follows: $414,440 under the 2021 AIP and $760,000 for the Novelis PUs granted under our 2018 LTIP.
(7)The amounts shown in this column reflect the values from the table below.
All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Nonqualified Plans ($)	Group Life Insurance ($)(1)	Relocation, Assignee and Housing Related Payments ($)	Other Perquisites and Personal Benefits ($)	Other Payments ($)	Total ($)
Steven Fisher	226,726	5,526	—	60,966(4)	—	293,218
Devinder Ahuja	103,265	3,426	—	50,695(5)	—	157,386
Sachin Satpute	—	—	797,085(2)	25,986(6)	—	823,071
HR Shashikant	72,320	2,579	410,227(3)	76,076(7)	—	561,202
Marco Palmieri	82,148	2,933	—	53,541(8)	—	138,622
________________________
(1)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(2)This amount includes $131,011 for expatriate expenses and $665,074 related to tax payments for foreign assignment.
(3)This amount includes $156,271 for expatriate expenses and $253,956 related to tax payments for foreign assignment.
(4)This amount includes $60,000 executive flexible allowance. The remaining amount is for a home security system.
(5)This amount includes $50,000 executive flexible allowance. The remaining amount is for a home security system.
(6)This amount includes $23,291 for auto lease and $2,695 for other compensation related to assignment.
(7)This amount includes $33,785 executive flexible allowance, $22,900 for tax planning & preparation for individual tax return and $18,512 for auto lease. The remaining amount is for a home security system.
(8)This amount includes $50,000 executive flexible allowance. The remaining amount is comprised of payments for a home security system and executive physical.

Grants of Plan-Based Awards in Fiscal Year 2021
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal year 2021.

Name	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units	All Other Option Awards: Number of Securities Underlying Options	Award Type	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair value of stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)
Steven Fisher	5/6/2020	—	819,000	1,638,000	—	—	AIP	—	—
	5/6/2020	—	—	—	1,440,000	—	Hindalco RSU	—	1,440,000
	5/6/2020	—	—	—	—	1,460,000	Hindalco SAR	1.56	1,460,000
	5/6/2020	1,200,000	2,400,000	4,800,000	—	—	Novelis PU	—	—
Devinder Ahuja	5/6/2020	—	316,200	632,400	—	—	AIP	—	—
	5/6/2020	—	—	—	300,000	—	Hindalco RSU	—	300,000
	5/6/2020	—	—	—	—	200,000	Hindalco SAR	1.56	200,000
	5/6/2020	250,000	500,000	1,000,000	—	—	Novelis PU	—	—
Sachin Satpute	5/6/2020	—	145,891	291,782	—	—	AIP	—	—
	5/6/2020	—	—	—	180,000	—	Hindalco RSU	—	180,000
	5/6/2020	—	—	—	—	120,000	Hindalco SAR	1.56	120,000
	5/6/2020	150,000	300,000	600,000	—	—	Novelis PU	—	—
HR Shashikant	5/6/2020	—	180,000	360,000	—	—	AIP	—	—
	5/6/2020	—	—	—	210,000	—	Hindalco RSU	—	210,000
	5/6/2020	—	—	—	—	140,000	Hindalco SAR	1.56	140,000
	5/6/2020	175,000	350,000	700,000	—	—	Novelis PU	—	—
Marco Palmieri	5/6/2020	—	206,876	413,751	—	—	AIP	—	—
	5/6/2020	—	—	—	228,000	—	Hindalco RSU	—	228,000
	5/6/2020	—	—	—	—	152,000	Hindalco SAR	1.56	152,000
	5/6/2020	190,000	380,000	760,000	—	—	Novelis PU	—	—

Outstanding Equity Awards as of March 31, 2021

		Hindalco Options				Hindalco RSUs
Name	LTIP Year	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	2021	—	2,411,660	1.56	May 6, 2027	922,906	4,004,810
	2020	417,863	835,725	2.87	May 6, 2026	334,656	1,585,477
	2019	547,008	273,504	3.46	May 2, 2025	101,230	497,702
Devinder Ahuja	2021	—	330,365	1.56	May 6, 2027	192,273	834,339
	2020	57,242	114,483	2.87	May 6, 2026	69,720	330,308
	2019	61,996	30,996	3.46	May 2, 2025	19,668	96,699
	2018	24,157	—	2.92	May 5, 2024	—	—
HR Shashikant	2021	—	231,256	1.56	May 6, 2027	134,591	584,037
	2020	34,345	68,690	2.87	May 6, 2026	41,832	198,185
	2019	45,584	22,792	3.46	May 2, 2025	14,461	71,098
	2018	65,225	—	2.92	May 5, 2024	—	—
	2017	40,284	—	1.37	May 5, 2023	—	—
Marco Palmieri	2021	—	251,077	1.56	May 6, 2027	146,127	634,096
	2020	—	87,007	2.87	May 6, 2026	52,987	251,033
	2019	—	34,644	3.46	May 2, 2025	21,981	108,071
Sachin Satpute	2021	—	198,219	1.56	May 6, 2027	115,364	500,605
	2020	34,345	68,690	2.87	May 6, 2026	41,832	198,185
	2019	50,144	25,070	3.46	May 2, 2025	15,908	78,212
Option Exercises and Stock Vested in Fiscal Year 2021
The table below sets forth the information regarding stock options that were exercised and stock awards that were settled during the fiscal year.

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise, but Settled in Cash	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting, but Settled in Cash	Value Realized on Vesting ($)
Steven Fisher	1,663,246	3,832,891	379,578	668,536
Devinder Ahuja	97,642	197,819	71,661	125,761
Sachin Satpute	105,829	202,136	53,271	94,063
HR Shashikant	64,147	90,001	50,797	89,608
Marco Palmieri	383,826	587,869	74,516	131,949
Pension Benefits in Fiscal Year 2021
The table below sets forth information regarding the present value as of March 31, 2021 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified).

Name	Plan Name	Change in Pension Value ($)	Number of Years of Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sachin Satpute	Asia Defined Benefits	42,534	4.58	163,623	—

Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under our Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2021. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, a portion of their base salary and annual incentive pay that otherwise may not be deferred under the Company’s tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Steven Fisher	—	199,870	594,093	328,654	1,921,952
Devinder Ahuja	—	81,890	121,112	—	371,333

Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2021, upon voluntary termination or involuntary termination of employment without cause. This section, however, does not reflect any payments or benefits that would be paid to our salaried employees generally, including for example accrued salary and vacation pay; regular retirement plan benefits; or normal retirement, death or disability benefits. See Employment-Related Agreements above for a discussion of the change in control, severance compensation and retention agreements for our named executive officers.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by us without Cause ($)	Termination in Connection with CIC by us without Cause or by Executive for Good Reason ($)	Death or Disability ($)
Steven Fisher	Short-Term Incentive Pay(2)	819,000	819,000	819,000	819,000
	Long-Term Incentive Plan(3)	1,579,131	12,886,549	17,794,284	17,794,284
	Severance(4)	—	3,000,000	4,830,000	—
	Retirement plans(5)	—	226,726	453,451	—
	Lump sum cash payment for continuation of health coverage(6)	—	42,018	50,422	—
	Continued group life insurance coverage(7)	—	5,526	11,052	—
	Total	2,398,131	16,979,819	23,958,209	18,613,284
Devinder Ahuja	Short-Term Incentive Pay(2)	316,200	316,200	316,200	316,200
	Long-Term Incentive Plan(3)	250,311	2,296,128	3,136,410	3,136,410
	Severance(4)	—	1,320,000	2,294,000	—
	Retirement plans(5)	—	103,265	206,530	—
	Lump sum cash payment for continuation of health coverage(6)	—	45,883	55,060	—
	Continued group life insurance coverage(7)	—	3,426	6,852	—
	Total	566,511	4,084,902	6,015,052	3,452,610
Sachin Satpute(1)	Short-Term Incentive Pay(2)	145,891	145,891	145,891	145,891
	Long-Term Incentive Plan(3)	137,357	1,459,895	1,965,710	1,965,710
	Severance(4)	—	—	—	—
	Retirement plans(5)	—	—	—	—
	Lump sum cash payment for continuation of health coverage(6)	—	—	—	—
	Continued group life insurance coverage(7)	—	—	—	—
	Total	283,248	1,605,786	2,111,601	2,111,601
HR Shashikant	Short-Term Incentive Pay(2)	180,000	180,000	180,000	180,000
	Long-Term Incentive Plan(3)	353,445	1,729,448	2,305,071	2,305,071
	Severance(4)	—	800,000	1,600,000	—
	Retirement plans(5)	—	72,320	144,639	—
	Lump sum cash payment for continuation of health coverage(6)	—	28,012	33,615	—
	Continued group life insurance coverage(7)	—	2,580	5,159	—
	Total	533,445	2,812,360	4,268,484	2,485,071
Marco Palmieri	Short-Term Incentive Pay(2)	206,876	206,876	206,876	206,876
	Long-Term Incentive Plan(3)	—	1,717,599	2,359,032	2,359,032
	Severance(4)	—	1,237,500	1,237,500	—
	Retirement plans(5)	—	82,148	82,148	—
	Lump sum cash payment for continuation of health coverage(6)	—	58,650	58,650	—
	Continued group life insurance coverage(7)	—	2,933	2,933	—
	Total	206,876	3,305,706	3,947,139	2,565,908
_________________________
(1)The terms of separation for Mr. Satpute, an international expatriate from the Aditya Birla Group (ABG), assume his return to employment with ABG at the conclusion of his assignment with Novelis.
(2)These amounts represent the executive's target AIP for the fiscal year.
(3)These amounts reflect the estimated value of the vested SARs, RSUs and PUs granted pursuant to our long term incentive plans.
(4)These amounts are estimates of payments that would be paid pursuant to our CIC Plan, the executive's severance agreement or local law and practice, as applicable.
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

Director Compensation for Fiscal Year 2021
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
The table below sets forth the total compensation earned by our directors for fiscal year 2021. In addition, all directors receive reimbursement for out of pocket expenses associated with attending board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Askaran K. Agarwala	150,000
D. Bhattacharya	155,000
Clarence J. Chandran	155,000
Gary Comerford	150,000
Thomas M. Connelly	150,000
Satish Pai	150,000
Vikas Sehgal	150,000
Donald A. Stewart	175,000
Compensation Committee Interlocks and Insider Participation
In fiscal year 2021, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, Mr. Askaran Agarwala, and Mr. Satish Pai. During fiscal year 2021, none of our executive officers served as:
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

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 23, 2021