Form 10-Q
period 2021-06-30
Novelis Inc.
filed 2021-08-04
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2021, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
Duffel	Plant located in Duffel, Belgium required to be divested (Refer to Note 3 – Discontinued Operations)
Adjusted EBITDA	Equivalent to segment income as defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2019	Fiscal year ended March 31, 2019
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ending March 31, 2022
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Hindalco SARs	Hindalco Stock Appreciation Rights
kt	kilotonne (One kt is 1,000 metric tonnes.)
Kobe	Kobe Steel, Ltd.
Lewisport	Plant located in Lewisport, Kentucky required to be divested (Refer to Note 3 – Discontinued Operations)
Logan	Logan Aluminum Inc.
LME	The London Metals Exchange
LMP	Local market premium
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSU	Restricted stock unit
SEC	United States Securities and Exchange Commission
Segment income	As defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
SG&A	Selling, general and administrative expenses
SPE	Special purpose entity
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
VIE	Variable interest entity
2021 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 12, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2021	2020
Net sales	$3,855	$2,426
Cost of goods sold (exclusive of depreciation and amortization)	3,137	2,101
Selling, general and administrative expenses	159	122
Depreciation and amortization	134	118
Interest expense and amortization of debt issuance costs	59	70
Research and development expenses	24	19
Gain on extinguishment of debt	(2)	—
Restructuring and impairment (reversal) expenses, net	(2)	1
Equity in net income of non-consolidated affiliates	(1)	(1)
Business acquisition and other related costs	—	11
Other (income) expenses, net	(64)	75
	3,444	2,516
Income (loss) from continuing operations before income tax provision	411	(90)
Income tax provision (benefit)	108	(29)
Net income (loss) from continuing operations	303	(61)
Loss from discontinued operations, net of tax	(63)	(18)
Net income (loss)	240	(79)
Net income attributable to noncontrolling interests	—	—
Net income (loss) attributable to our common shareholder	$240	$(79)
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2021	2020
Net income (loss)	$240	$(79)
Other comprehensive income:
Currency translation adjustment	30	55
Net change in fair value of effective portion of cash flow hedges	(15)	(77)
Net change in pension and other benefits	3	8
Other comprehensive income (loss) before income tax effect	18	(14)
Income tax benefit related to items of other comprehensive income	—	(19)
Other comprehensive income, net of tax	18	5
Comprehensive income (loss)	258	(74)
Comprehensive income attributable to noncontrolling interests, net of tax	—	1
Comprehensive income (loss) attributable to our common shareholder	$258	$(75)
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$872	$998
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 and $5 as of June 30, 2021 and March 31, 2021, respectively)	1,990	1,687
— related parties	210	166
Inventories	2,380	1,928
Prepaid expenses and other current assets	201	198
Fair value of derivative instruments	174	137
Assets held for sale	5	5
Current assets of discontinued operations	14	15
Total current assets	5,846	5,134
Property, plant and equipment, net	4,677	4,687
Goodwill	1,084	1,083
Intangible assets, net	677	696
Investment in and advances to non–consolidated affiliates	850	838
Deferred income tax assets	142	130
Other long–term assets
— third parties	310	316
— related parties	1	1
Total assets	$13,587	$12,885

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$541	$71
Short–term borrowings	359	236
Accounts payable
— third parties	2,916	2,498
— related parties	295	230
Fair value of derivative instruments	346	280
Accrued expenses and other current liabilities	610	670
Current liabilities of discontinued operations	14	16
Total current liabilities	5,081	4,001
Long–term debt, net of current portion	4,960	5,653
Deferred income tax liabilities	230	162
Accrued postretirement benefits	871	878
Other long–term liabilities	301	305
Total liabilities	11,443	10,999
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2021 and March 31, 2021	—	—
Additional paid–in capital	1,404	1,404
Retained earnings	1,104	864
Accumulated other comprehensive loss	(348)	(366)
Total equity of our common shareholder	2,160	1,902
Noncontrolling interests	(16)	(16)
Total equity	2,144	1,886
Total liabilities and equity	$13,587	$12,885
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 6 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$240	$(79)
Net loss from discontinued operations	(63)	(18)
Net income (loss) from continuing operations	$303	$(61)
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	134	118
Loss on unrealized derivatives and other realized derivatives in investing activities, net	13	15
Gain on sale of assets	—	(2)
Impairment charges	—	1
Gain on extinguishment of debt	(2)	—
Deferred income taxes, net	56	(62)
Equity in net income of non-consolidated affiliates	(1)	(1)
Loss on foreign exchange remeasurement of debt	1	—
Amortization of debt issuance costs and carrying value adjustments	5	6
Other, net	1	3
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(357)	130
Inventories	(451)	192
Accounts payable	498	(312)
Other assets	(55)	44
Other liabilities	(80)	(194)
Net cash provided by (used in) operating activities - continuing operations	65	(123)
Net cash used in operating activities - discontinued operations	(3)	(15)
Net cash provided by (used in) operating activities	$62	$(138)
INVESTING ACTIVITIES
Capital expenditures	$(101)	$(112)
Acquisition of business, net of cash and restricted cash acquired	—	(2,550)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	—
Proceeds from investment in and advances to non-consolidated affiliates, net	7	7
(Outflows) proceeds from the settlement of derivative instruments, net	(4)	9
Other	3	3
Net cash used in investing activities - continuing operations	(94)	(2,643)
Net cash provided by investing activities - discontinued operations	—	10
Net cash used in investing activities	$(94)	$(2,633)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$20	$1,899
Principal payments of long-term and short-term borrowings	(262)	(7)
Revolving credit facilities and other, net	125	327
Debt issuance costs	(2)	(18)
Net cash (used in) provided by financing activities - continuing operations	(119)	2,201
Net cash used in financing activities - discontinued operations	—	(1)
Net cash (used in) provided by financing activities	$(119)	$2,200
Net decrease in cash, cash equivalents and restricted cash	(151)	(571)
Effect of exchange rate changes on cash	11	7
Cash, cash equivalents and restricted cash — beginning of period	1,027	2,402
Cash, cash equivalents and restricted cash — end of period	$887	$1,838

Cash and cash equivalents	$872	$1,729
Restricted cash (Included in other long–term assets)	15	12
Restricted cash (Included in prepaid expenses and other current assets)	—	8
Cash and cash equivalents of discontinued operations	—	89
Cash, cash equivalents and restricted cash — end of period	$887	$1,838

Supplemental Disclosures:
Accrued capital expenditures as of June 30	$55	$44
Accrued merger consideration as of June 30	—	70
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net loss attributable to our common shareholder	—	—	—	(79)	—	—	(79)
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	55	—	55
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $21 included in accumulated other comprehensive loss	—	—	—	—	(56)	—	(56)
Change in pension and other benefits, net of tax provision of $2 included in accumulated other comprehensive loss	—	—	—	—	5	1	6
Balance as of June 30, 2020	1,000	$—	$1,404	$549	$(616)	$(50)	$1,287

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2021	1,000	$—	$1,404	$864	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	240	—	—	240
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	30	—	30
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 included in accumulated other comprehensive loss	—	—	—	—	(14)	—	(14)
Change in pension and other benefits, net of tax provision of $1 included in accumulated other comprehensive loss	—	—	—	—	2	—	2
Balance as of June 30, 2021	1,000	$—	$1,404	$1,104	$(348)	$(16)	$2,144
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
Organization and Description of Business
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap. As of June 30, 2021, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
The March 31, 2021 condensed consolidated balance sheet data was derived from the March 31, 2021 audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2021 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) attributable to our common shareholder includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non–consolidated affiliates and equity in net income of non-consolidated affiliates.
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; (4) assessment of loss contingencies, including environmental and litigation liabilities; (5) the fair value of derivative financial instruments; and (6) the fair value of the contingent consideration resulting from the sale of Duffel. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal 2020 and carrying into the current fiscal year, the COVID-19 pandemic and its unprecedented negative economic implications have affected production and sales across a range of industries around the world.
Our global operations, similar to those of many other large, multi-national corporations, primarily felt this impact in early fiscal 2021 as we adjusted schedules at some of our facilities based on customer demand, resulting in disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers, mainly during the first quarter of fiscal 2021.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
While much of our customer demand and shipments recovered in the majority of our end markets, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the distribution and adoption of vaccines.
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
Reclassifications and Revisions of Previously Issued Financial Statements
We identified a misstatement related to the calculation of accrued capital expenditures within the statement of cash flows in our previously issued Form 10-Qs for the quarterly period ended June 30, 2020. As a result, the previously reported amounts for capital expenditures were understated by $6 million, changes in accounts payable were overstated by $4 million, changes in other liabilities were overstated by $2 million, and accrued capital expenditures, presented in supplemental disclosures, were overstated by $43 million for the three months ended June 30, 2020.
We assessed the materiality of the misstatement and concluded it was not material to the company's previously issued financial statements for the quarterly period ended June 30, 2020. However, we elected to revise the previously reported amounts for capital expenditures and changes in accounts payable and other liabilities within the condensed consolidated statement of cash flows, accrued capital expenditures within the supplemental disclosures to the condensed consolidated statement of cash flows, and capital expenditures within Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information.
Recently Issued Accounting Standards (Not yet adopted)
There are no recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. BUSINESS COMBINATION
On April 14, 2020, Novelis completed its acquisition of 100% of the issued and outstanding shares of Aleris Corporation, a global supplier of rolled aluminum products.
The Company's condensed consolidated statement of operations for the three months ended June 30, 2020 includes the results of operations for Aleris Corporation from the acquisition date of April 14, 2020 to June 30, 2020. The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three months ended June 30, 2020 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

Three Months Ended June 30,
in millions	2020
Net sales	$2,480
Net loss	(94)
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. DISCONTINUED OPERATIONS
On April 14, 2020, we closed the acquisition of Aleris for $2.8 billion. As a result of the antitrust review processes in the EU, the U.S., and China required for approval of the acquisition, we were obligated to divest Aleris' European and North American automotive assets, including the Duffel and Lewisport plants.
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that was deemed to be contingent consideration. In addition, we recorded a €15 million ($18 million) receivable for net debt and working capital adjustments.
As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. There is no assurance as to when we expect the post-closing arbitration process to conclude or whether we will receive any of the contingent consideration.
On November 8, 2020, we entered into a definitive agreement with American Industrial Partners for the sale of Lewisport and closed the sale on November 30, 2020. Upon closing, we received $180 million in cash proceeds. In addition, we have recorded a $17 million receivable for net working capital adjustments, which remains outstanding as of June 30, 2021.
In addition to the $61 million loss from discontinued operations, net of tax related to the fair value adjustment of Duffel receivables in the period, Novelis incurred $2 million of additional costs to sell primarily related to litigation expenses. These costs are recorded within loss from discontinued operations, net of tax.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment (reversal) expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment (reversal) expenses, net for the three months ended June 30, 2021 totaled a net reversal of $2 million primarily related to a partial release of certain restructuring liabilities as a result of changes in estimated costs. Restructuring and impairment (reversal) expenses, net for the three months ended June 30, 2020 totaled $1 million in expenses.
The following table summarizes our restructuring liability activity.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2020	$1	$21	$—	$12	$—	$34
Restructuring and impairment (reversal) expenses, net	—	—	—	—	1	1
Cash payments	—	(9)	—	—	(1)	(10)
Foreign currency and other	—	—	—	(1)	—	(1)
Restructuring liability balance as of June 30, 2020	$1	$12	$—	$11	$—	$24

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2021	$3	$19	$—	$9	$3	$34
Restructuring and impairment (reversal) expenses, net	—	(2)	—	—	—	(2)
Cash payments	(1)	(4)	—	—	—	(5)
Foreign currency and other	—	—	—	(1)	—	(1)
Restructuring liability balance as of June 30, 2021(1)	$2	$13	$—	$8	$3	$26
____________________
(1)As of June 30, 2021, the restructuring liability totaled $26 million with $20 million included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities on our accompanying condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. INVENTORIES
Inventories consists of the following.

in millions	June 30, 2021	March 31, 2021
Finished goods	$551	$455
Work in process	1,080	874
Raw materials	548	407
Supplies	201	192
Inventories	$2,380	$1,928

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. CONSOLIDATION
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
Logan is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows. Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Tri-Arrows to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses, and the right to receive benefits that could potentially be significant.
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

in millions	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3	$5
Accounts receivable, net	63	69
Inventories	85	81
Prepaid expenses and other current assets	3	4
Total current assets	154	159
Property, plant and equipment, net	21	19
Goodwill	12	12
Deferred income tax assets	57	57
Other long–term assets	7	8
Total assets	$251	$255
LIABILITIES
Current liabilities:
Accounts payable	$45	$38
Accrued expenses and other current liabilities	21	26
Total current liabilities	66	64
Accrued postretirement benefits	208	214
Other long–term liabilities	5	5
Total liabilities	$279	$283

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
Included in the accompanying condensed consolidated financial statements are transactions and balances arising from business we conducted with our equity method non-consolidated affiliates.
Alunorf
Alunorf is a joint venture investment between Novelis Deutschland GmbH, a subsidiary of Novelis, and Hydro Aluminum Deutschland GmbH. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the production capacity of the facility. Alunorf tolls aluminum and charges the respective partner a fee to cover the associated expenses.
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from its investors, Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, Novelis is not considered the primary beneficiary, and UAL is accounted for as an equity method investment. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2021, each of the parties to the joint venture holds a 50% interests in the equity of UAL.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium N.V. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the results of operations of our equity method affiliates in the aggregate and the nature and amounts of significant transactions we have with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
in millions	2021	2020
Net sales	$385	$280
Costs and expenses related to net sales	372	274
Income tax provision	3	2
Net income	$10	$4

Purchases of tolling services from Alunorf	$69	$61
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2021	March 31, 2021
Accounts receivable, net — related parties	$210	$166
Other long–term assets — related parties	1	1
Accounts payable — related parties	295	230
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2021 and 2020, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2021 and March 31, 2021, there was $2 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During the three months ended June 30, 2021, Novelis purchased $2 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. DEBT
Debt consists of the following.

	June 30, 2021				March 31, 2021
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short–term borrowings	1.94%	$359	$—	$359	$236	$—	$236
Floating rate Term Loan Facility, due June 2022	2.00%	524	(4)	520	648	(5)	643
Floating rate Term Loan Facility, due January 2025	1.90%	765	(14)	751	767	(15)	752
Floating rate Term Loan Facility, due March 2028	2.15%	499	(9)	490	480	(9)	471
Zhenjiang Term Loans, due May 2024		—	—	—	124	2	126
5.875% Senior Notes, due September 2026	5.875%	1,500	(13)	1,487	1,500	(13)	1,487
3.375% Senior Notes, due April 2029	3.375%	593	(12)	581	588	(13)	575
4.75% Senior Notes, due January 2030	4.75%	1,600	(27)	1,573	1,600	(28)	1,572
China Bank loans, due August 2027	4.90%	77	—	77	76	—	76
Finance lease obligations and other debt, due through June 2028	2.45%	22	—	22	22	—	22
Total debt		$5,939	$(79)	$5,860	$6,041	$(81)	$5,960
Less: Short–term borrowings		(359)	—	(359)	(236)	—	(236)
Less: Current portion of long–term debt		(545)	4	(541)	(71)	—	(71)
Long–term debt, net of current portion		$5,035	$(75)	$4,960	$5,734	$(81)	$5,653
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2021 and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2021 for our debt denominated in foreign currencies are as follows (in millions).

As of June 30, 2021	Amount
Short-term borrowings and current portion of long-term debt due within one year	$904
2 years	24
3 years	26
4 years	763
5 years	23
Thereafter	4,199
Total	$5,939
Short-Term Borrowings
As of June 30, 2021, our short-term borrowings totaled $359 million, which consisted of $225 million of borrowings on our ABL Revolver, $83 million in China loans (CNY 537 million), $50 million in Brazil loans (BRL 250 millions), and $1 million in other short-term borrowings.
Term Loan Facility
As of June 30, 2021, we were in compliance with the covenants of our Term Loan Facility.
ABL Revolver
As of June 30, 2021, we had $225 million in borrowings under our ABL Revolver and were in compliance with debt covenants. We utilized $32 million of our ABL Revolver for letters of credit. We had availability of $1.2 billion on the ABL Revolver, including $143 million of remaining availability which can be utilized for letters of credit.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Zhenjiang Term Loans
In May 2021, the Zhenjiang Term Loans were repaid in full, and the covenants under the agreement are no longer in effect. As a result of this transaction, we recorded a gain on extinguishment of debt of $2 million.
Senior Notes
As of June 30, 2021, we were in compliance with the covenants of our Senior Notes.
See Note 19 – Subsequent Events for information on our debt activities subsequent to June 30, 2021.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. SHARE-BASED COMPENSATION
During the three months ended June 30, 2021, we granted 1,759,942 Hindalco phantom RSUs and 2,285,816 Hindalco SARs. Total compensation expense was $12 million for the three months ended June 30, 2021 and $7 million for the three months ended June 30, 2020. As of June 30, 2021, the outstanding liability related to share-based compensation was $23 million.
The cash payments made to settle all Hindalco SAR liabilities were $9 million and $1 million in the three months ended June 30, 2021 and 2020, respectively. Total cash payments made to settle RSUs were $16 million and $4 million in the three months ended June 30, 2021 and 2020, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $12 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $18 million, which will be recognized over the remaining weighted average vesting period of 1.6 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. POSTRETIREMENT BENEFIT PLANS
The Company recognizes actuarial gains and losses and prior service costs in the condensed consolidated balance sheet and recognizes changes in these amounts during the year in which changes occur through other comprehensive income (loss). The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets).
During the quarter, Novelis announced the freeze of future benefit accruals under the Canada Pension Plan, effective for union participants as of December 31, 2021 and for non-union participants as of December 31, 2023. Novelis remeasured the plan’s assets and obligations as of April 30, 2021, which is the nearest calendar month-end to the announcement of this freeze. A curtailment gain of $3 million was recorded related to the Canada Pension Plan.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2021	2020	2021	2020
Service cost	$8	$12	$3	$3
Interest cost	14	15	2	2
Expected return on assets	(20)	(19)	—	—
Amortization — losses, net	5	12	—	—
Termination/curtailment (benefit) cost	(3)	—	—	—
Net periodic benefit cost(1)	$4	$20	$5	$5
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses, while all other cost components are recorded within other (income) expenses, net.
Service costs of $1 million, interest cost of $1 million, and expected return on assets of $2 million included in the table above, for the three months ended June 30, 2020, relate to discontinued operations. The average expected long-term rate of return on all plan assets is 4.9% in fiscal 2022.
Employer Contributions to Plans
For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., U.K., Canada, Germany, Italy, Switzerland, and Brazil. We contributed the following amounts to all plans.

	Three Months Ended June 30,
in millions	2021	2020
Funded pension plans	$7	$10
Unfunded pension plans	4	3
Savings and defined contribution pension plans	15	11
Total contributions	$26	$24
For the three months ended June 30, 2020, contributions to funded pension plans of $2 million were attributable to discontinued operations. During the remainder of fiscal 2022, we expect to contribute an additional $36 million to our funded pension plans, $13 million to our unfunded pension plans, and $30 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2021	2020
Loss (gain) on remeasurement of monetary assets and liabilities, net	$13	$(4)
(Gain) loss recognized on balance sheet remeasurement currency exchange contracts, net	(8)	2
Currency losses (gains), net	$5	$(2)
The following currency gains (losses) are included in accumulated other comprehensive loss, net of tax and noncontrolling interests in the accompanying condensed consolidated balance sheets.

	Three Months Ended June 30, 2021	Fiscal Year Ended March 31, 2021
in millions
Cumulative currency translation adjustment — beginning of period	$(95)	$(309)
Effect of changes in exchange rates	30	244
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	(30)
Cumulative currency translation adjustment — end of period	$(65)	$(95)
____________________
(1)Amounts reclassified from accumulated other comprehensive loss are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2021
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$1	$—	$(178)	$(3)	$(180)
Currency exchange contracts	18	4	(9)	(3)	10
Energy contracts	7	3	(1)	—	9
Total derivatives designated as hedging instruments	$26	$7	$(188)	$(6)	$(161)
Derivatives not designated as hedging instruments:
Metal contracts	$136	$4	$(137)	$(2)	$1
Currency exchange contracts	12	—	(21)	(1)	(10)
Energy contracts	—	—	—	—	—
Total derivatives not designated as hedging instruments	$148	$4	$(158)	$(3)	$(9)
Total derivative fair value	$174	$11	$(346)	$(9)	$(170)

	March 31, 2021
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$4	$—	$(105)	$—	$(101)
Currency exchange contracts	6	—	(20)	(4)	(18)
Energy contracts	1	1	(3)	—	(1)
Total derivatives designated as hedging instruments	$11	$1	$(128)	$(4)	$(120)
Derivatives not designated as hedging instruments:
Metal contracts	$104	$3	$(124)	$(1)	$(18)
Currency exchange contracts	22	—	(28)	—	(6)
Total derivatives not designated as hedging instruments	$126	$3	$(152)	$(1)	$(24)
Total derivative fair value	$137	$4	$(280)	$(5)	$(144)
____________________
(1)The noncurrent portions of derivative assets and liabilities are included in other long–term assets and in other long–term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Metal
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to LME (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in local market premiums also results in metal price lag.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of June 30, 2021 and March 31, 2021, the fair value of these contracts represented an asset of $5 million and an asset of $7 million, respectively. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our metal notional amount.

in kt	June 30, 2021	March 31, 2021
Hedge type
Purchase (sale)
Cash flow purchases	1	10
Cash flow sales	(880)	(594)
Not designated	(45)	(44)
Total, net	(924)	(628)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps and options to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion and $936 million in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2021 and March 31, 2021, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of June 30, 2021 and March 31, 2021.
As of June 30, 2021 and March 31, 2021, we had outstanding foreign currency exchange contracts with a total notional amount of $1.4 billion and $1.3 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the second quarter of fiscal 2022 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of June 30, 2021 and March 31, 2021, less than 1 million of notional megawatt hours were outstanding. The fair value of this swap was a liability of $1 million and $2 million, respectively. The electricity swap is designated as a cash flow hedge.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 16 million MMBtus designated as cash flow hedges as of June 30, 2021, and the fair value was a an asset of $8 million. There was a notional of 13 million MMBtu of natural gas forward contracts designated as cash flow hedges as of March 31, 2021 and the fair value was an asset of less than $1 million. As of June 30, 2021 and March 31, 2021, we had notionals of less than 1 million MMBtu forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of June 30, 2021 and March 31, 2021 were an asset of less than $1 million and a liability of less than $1 million, respectively. The average duration of undesignated contracts is less than three years in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 4 million gallons designated as cash flow hedges as of June 30, 2021, and the fair value was a an asset of $2 million. There was a notional of 5 million gallons designated as cash flow hedges as of March 31, 2021, and the fair value was an asset of $1 million. As of June 30, 2021 all of our diesel forward contracts were designated as hedges. As of March 31, 2021, we had notional of less than 1 million gallons of forward contracts that were not designated as hedges, and the fair value of the same was an asset of less than $1 million and the average duration of those undesignated contracts was less than one year in length.
Gain (Loss) Recognition
The following table summarizes the gains (losses) associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other (income) expenses, net. Gains (losses) recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30
in millions	2021	2020
Derivative instruments not designated as hedges
Metal contracts	$3	$(25)
Currency exchange contracts	11	(3)
Energy contracts(1)	2	2
Total gain (loss) recognized in other (income) expenses, net	$16	$(26)

Gain (loss) recognized on balance sheet remeasurement currency exchange contracts, net	$8	$(2)
Realized gains, net	12	9
Unrealized losses on other derivative instruments, net	(4)	(33)
Total gain (loss) recognized in other (income) expenses, net	$16	$(26)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $159 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (Effective Portion)
	Three Months Ended June 30,
in millions	2021	2020
Cash flow hedging derivatives
Metal contracts	$(193)	$(22)
Currency exchange contracts	30	(8)
Energy contracts	10	2
Total	$(153)	$(28)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion) Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2021	2020
Cash flow hedging derivatives
Energy contracts(1)	$(1)	$(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	2	(4)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(139)	70	Net sales
Currency exchange contracts	—	(11)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	(1)	Selling, general and administrative expenses
Currency exchange contracts	1	(2)	Net sales
Currency exchange contracts	(1)	—	Depreciation and amortization
Total	$(138)	$49	Income (loss) from continuing operations before income tax provision
	37	(13)	Income tax provision (benefit)
	$(101)	$36	Net (loss) gain
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The following tables summarize the location and amount of gains (losses) that were reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended June 30, 2021
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$(139)	$2	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$1	$—	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$70	$(4)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(3)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$(2)	$(11)	$(1)	$—	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive income (loss) before reclassifications	30	(115)	1	(84)
Amounts reclassified from accumulated other comprehensive loss, net	—	101	1	102
Net current-period other comprehensive income (loss)	30	(14)	2	18
Balance as of June 30, 2021	$(65)	$(147)	$(136)	$(348)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	55	(20)	(4)	31
Amounts reclassified from accumulated other comprehensive loss, net	—	(36)	9	(27)
Net current-period other comprehensive income (loss)	55	(56)	5	4
Balance as of June 30, 2020	$(254)	$(82)	$(280)	$(616)
_________________________
(1)For additional information on our cash flow hedges, see Note 12 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 10 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. FAIR VALUE MEASUREMENTS
We record certain assets and liabilities, primarily derivative instruments, on our condensed consolidated balance sheets at fair value. We also disclose the fair values of certain financial instruments, including debt and loans receivable, which are not recorded at fair value. Our objective in measuring fair value is to estimate an exit price in an orderly transaction between market participants on the measurement date. We consider factors such as liquidity, bid/offer spreads, and nonperformance risk, including our own nonperformance risk, in measuring fair value. We use observable market inputs wherever possible. To the extent observable market inputs are not available, our fair value measurements will reflect the assumptions used. We grade the level of the inputs and assumptions used according to a three-tier hierarchy:
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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, zinc, copper, foreign exchange, natural gas, and diesel fuel forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, cross-currency swaps, foreign currency contracts, aluminum, copper and zinc forward contracts, and natural gas and diesel fuel forward contracts.
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our electricity swap, which is our only Level 3 derivative contract, represents an agreement to buy electricity at a fixed price at our Oswego, New York facility. Forward prices are not observable for this market, so we must make certain assumptions based on available information we believe to be relevant to market participants. We use observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets and 2) historical spreads between retail and wholesale prices.
For the electricity swap, the average forward price at June 30, 2021, estimated using the method described above, was $43 per megawatt hour, which represented an approximately $5 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $44 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2021 and March 31, 2021, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of June 30, 2021 and March 31, 2021. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2021		March 31, 2021
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$141	$(320)	$111	$(230)
Currency exchange contracts	34	(34)	28	(52)
Energy contracts	10	—	2	(1)
Total level 2 instruments	$185	$(354)	$141	$(283)
Level 3 instruments:
Energy contracts	—	(1)	—	(2)
Total level 3 instruments	$—	$(1)	$—	$(2)
Total gross	$185	$(355)	$141	$(285)
Netting adjustment(1)	$(102)	$102	$(81)	$81
Total net	$83	$(253)	$60	$(204)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in other (income) expenses, net for the three months ended June 30, 2021 related to Level 3 financial instruments.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2021	$(2)
Unrealized/realized gain included in earnings(2)	2
Settlements(2)	(1)
Balance as of June 30, 2021	$(1)
_________________________
(1)Represents net derivative liabilities.
(2)Included in other (income) expenses, net.
In addition to our derivative assets and liabilities held at fair value, we have a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. Upon closing on September 30, 2020, we recorded a receivable at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. As of March 31, 2021, the fair value had been adjusted for the accretion of imputed interest to €95 million ($112 million).
As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. See Note 3 – Discontinued Operations for more information.

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

	June 30, 2021		March 31, 2021
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	5,479	5,754	5,702	5,967

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended June 30,
in millions	2021	2020
Currency losses (gains), net(1)	$5	$(2)
Unrealized losses on change in fair value of derivative instruments, net(2)	4	33
Realized gains on change in fair value of derivative instruments, net(2)	(12)	(9)
Gain on sale of assets, net	—	(2)
Gain on Brazilian tax litigation, net(3)	(76)	—
Interest income	(3)	(3)
Non-operating net periodic benefit cost(4)	(2)	10
Charitable contribution(5)	—	50
Other, net(6)	20	(2)
Other (income) expenses, net	$(64)	$75
_________________________
(1)Includes (gain) loss recognized on balance sheet remeasurement currency exchange contracts, net. See Note 11 – Currency Losses (Gains) for further details.
(2)See Note 12 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 17 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 10 – Postretirement Benefit Plans.
(5)Represents a charitable contribution for COVID-19 relief.
(6)Primarily relates to $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. INCOME TAXES
For the three months ended June 30, 2021 and June 30, 2020, we had an effective tax rate of 26% and 32%, respectively. These tax rates are primarily due to the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by certain other non-taxable income, tax credits, and a tax rate change in the United Kingdom enacted in fiscal 2021. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million.
As of June 30, 2021, we had a net deferred tax liability of $88 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $822 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2021 and March 31, 2021 were approximately $24 million and $23 million, respectively. Of the total $24 million at June 30, 2021, $5 million was associated with restructuring actions and the remaining $19 million is associated with undiscounted environmental clean-up costs. As of June 30, 2021, $6 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of June 30, 2021 and March 31, 2021 were $21 million and $20 million, respectively. As of June 30, 2021, $6 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $31 million as of June 30, 2021 and $24 million as of March 31, 2021. As of June 30, 2021, $2 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
During fiscal 2021, fiscal 2020, and fiscal 2019, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes related to contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. As a result of these cases, we have the right to apply for tax credits for the amounts overpaid during specified tax years. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years.
The Brazilian Office of the Attorney General of the National Treasury sought clarification from the Brazilian Supreme Court of certain matters, including the calculation methodology (i.e. gross or net credit amount) and timing of these credits. Since the Brazilian Supreme Court had not yet confirmed the appropriate methodology when these favorable rulings were received, Novelis recorded this benefit in the corresponding periods based on the net credit amount.
However, during the first quarter of fiscal 2022, the Brazilian Supreme Court ruled that the credit should be calculated using the gross methodology for lawsuits filed prior to March 2017. As such, Novelis has recorded additional income of $76 million in other (income) expenses, net, $48 million of which is principal and $29 million of interest, related to PIS and COFINS for the years 2009 to 2017, net of $1 million in litigation expense. This income is subject to income taxes and therefore, resulted in the recognition of income of $51 million within net income (loss). The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In order to qualify for these credits, the Company is required to compile and present verifiable support validating the credits. The Company is still in process of compiling supporting documentation related to PIS for the years 2002 to 2008 and COFINS for the years 1991 to 2008, and therefore has not yet recorded an estimate for these periods. Novelis expects to complete this process and record the impacts of any additional credits by the end of fiscal 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
18. SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
Segment Information
Due in part to the regional nature of supply and demand of aluminum rolled products and to best serve our customers, we manage our activities based on geographical areas and are organized under four operating segments: North America, Europe, Asia, and South America. All of our segments manufacture aluminum sheet and light gauge products. We also manufacture aluminum plate products in Europe and Asia.
The following is a description of our operating segments.
North America. Headquartered in Atlanta, Georgia, this segment operates 17 plants, including seven with recycling operations, in two countries.
Europe. Headquartered in Küsnacht, Switzerland, this segment operates ten plants, including five with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates four plants, including two with recycling operations, in two countries.
South America. Headquartered in Sao Paulo, Brazil, this segment operates two plants in Brazil, including one with recycling operations.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies shown in our 2021 Form 10-K.
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) (gain) loss on extinguishment of debt; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment (reversal) expenses, net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) income tax provision (benefit); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other related costs"; (r) purchase price accounting adjustments; (s) income (loss) from discontinued operations, net of tax; and (t) loss on sale of discontinued operations, net of tax.
The tables that follow show selected segment financial information. "Eliminations and Other" includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustments for proportional consolidation and eliminations of intersegment net sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in net sales – third party includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 6 – Consolidation and Note 7 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

June 30, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$517	$333	$—	$—	$850
Total assets	4,501	4,153	2,370	1,943	620	13,587

March 31, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$510	$328	$—	$—	$838
Total assets	4,084	3,974	2,423	1,797	607	12,885

Selected Operating Results Three Months Ended June 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,456	$1,068	$666	$574	$91	$3,855
Net sales - intersegment	—	52	6	2	(60)	—
Net sales	$1,456	$1,120	$672	$576	$31	$3,855

Depreciation and amortization	$56	$44	$22	$18	$(6)	$134
Income tax provision (benefit)	17	11	18	63	(1)	108
Capital expenditures	45	15	14	29	(2)	101

Selected Operating Results Three Months Ended June 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$828	$669	$499	$345	$85	$2,426
Net sales - intersegment	—	18	6	7	(31)	—
Net sales	$828	$687	$505	$352	$54	$2,426

Depreciation and amortization	$49	$38	$20	$18	$(7)	$118
Income tax (benefit) provision	(33)	(10)	10	25	(21)	(29)
Capital expenditures	49	16	24	24	(1)	112
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income (loss) attributable to our common shareholder to segment income.

	Three Months Ended June 30,
in millions	2021	2020
Net income (loss) attributable to our common shareholder	$240	$(79)
Net income attributable to noncontrolling interests	—	—
Income tax provision (benefit)	108	(29)
Loss from discontinued operations, net of tax	63	18
Income (loss) from continuing operations before income tax provision	411	(90)
Depreciation and amortization	134	118
Interest expense and amortization of debt issuance costs	59	70
Adjustment to reconcile proportional consolidation(1)	14	14
Unrealized losses on change in fair value of derivative instruments, net	4	33
Realized (gains) losses on derivative instruments not included in segment income(2)	(1)	3
Gain on extinguishment of debt	(2)	—
Restructuring and impairment (reversal) expenses, net	(2)	1
Gain on sale of assets, net	—	(2)
Purchase price accounting adjustments(3)	—	28
Metal price lag	(54)	20
Business acquisition and other related costs(4)	—	11
Other, net(5)	(8)	47
Segment income	$555	$253
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision (benefit).
(2)Realized (gains) losses on derivative instruments not included in segment income represents foreign currency derivatives unrelated to operations.
(3)Purchase price accounting adjustments primarily relates to the relief of the inventory step-up related to the acquired Aleris business.
(4)Business acquisition and other related costs are primarily legal and professional fees associated with our acquisition of Aleris.
(5)For the three months ended June 30, 2021, other, net primarily relates to $29 million of interest income recognized as a result of Brazilian tax litigation settlements, partially offset by $18 million from the release of certain outstanding receivables. For the three months ended June 30, 2020, other, net primarily relates to a charitable contribution for COVID-19 relief as well as interest income.
The following table displays segment income by reportable segment.

	Three Months Ended June 30,
in millions	2021	2020
North America	$172	$78
Europe	102	20
Asia	88	75
South America	193	76
Eliminations and other	—	4
Segment income	$555	$253

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

	Three Months Ended June 30,
in millions	2021	2020
Can	$1,940	$1,380
Automotive	746	313
Aerospace and industrial plate	114	102
Specialty	1,055	631
Net sales	$3,855	$2,426

Major Customers
The following table displays customers representing 10% or more of our total net sales for any of the periods presented and their respective percentage of total net sales.

	Three Months Ended June 30,
	2021	2020
Ball	16%	17%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2021	2020
Purchases from Rio Tinto as a percentage of total combined metal purchases	8%	7%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
19. SUBSEQUENT EVENTS
Debt Activity
On July 26, 2021, we priced an offering of $750 million aggregate principal amount of 3.25% senior notes due 2026 and $750 million aggregate principal amount of 3.875% senior notes due 2031. The offering is expected to close on August 11, 2021. We intend to use the net proceeds from the offering, together with cash on hand, to (i) fund the redemption of all of our outstanding 5.875% Senior Notes due 2026 (the "Existing 2026 Notes"), plus the redemption premium and accrued and unpaid interest and, (ii) pay certain fees and expenses in connection with the foregoing and offering of the Notes.
In connection with the offering, on July 26, 2021, we delivered a notice for the conditional redemption of all of the Existing 2026 Notes pursuant to the indenture, dated as of September 14, 2016. The redemption of the Existing 2026 Notes is subject to, and conditioned upon, the completion of the offering on terms and conditions satisfactory to us yielding net proceeds, together with up to $150 million of cash on hand. The redemption date for the Existing 2026 Notes is August 25, 2021, provided that the redemption date may be extended by the Issuer pending satisfaction of the redemption condition. The Company is still evaluating the financial and accounting impacts of this transaction.
Novelis Head Office Lease
Subsequent to quarter-end, Novelis executed an agreement to relocate our corporate and North America headquarters in Atlanta, GA from Two Alliance Center to One Phipps Plaza. While One Phipps Plaza is still undergoing construction, Novelis currently anticipates the relocation to occur in July 2022. The existing headquarters lease at Two Alliance Center expires in August 2024. We intend to sublease the space at Two Alliance Center while we remain the primary obligor under the original contract.
While the lease at One Phipps Plaza has not yet commenced, we anticipate this lease will create significant rights and obligations to Novelis. The Company is still evaluating the financial impacts of this relocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.
OVERVIEW AND REFERENCES
Novelis is the leading producer of flat-rolled aluminum products and the world's largest recycler of aluminum. Driven by our purpose to shape a sustainable world together, we partner with customers in the beverage can, automotive, aerospace, and specialty markets (including foil packaging, certain transportation products, architectural, industrial, and consumer durables) to deliver solutions that maximize the benefits of lightweight aluminum throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco Industries Limited, an industry leader in aluminum and copper, and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. We have recycling operations in many of our plants to recycle both post-consumer aluminum and post-industrial aluminum. As of June 30, 2021, we had manufacturing operations in nine countries on four continents, through 33 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
In this Quarterly Report on Form 10-Q, unless otherwise specified, the terms "we," "our," "us," "Company," and "Novelis" refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, and its subsidiaries. References herein to "Hindalco" refer to Hindalco Industries Limited, which acquired Novelis in May 2007.
As used in this Quarterly Report, consolidated "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties. Regional "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP" which are commonly used by manufacturers and third party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and continues to integrate the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, we now expect to generate over $200 million in synergies, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. Since closing the transaction, $100 million of run-rate cost synergies have already been achieved through June 30, 2021.
The early months of fiscal 2021 were negatively impacted by a short-term reduction in demand for aluminum rolled products as a result of the COVID-19 pandemic, particularly in the automotive and aerospace markets. With the exception of aerospace, which is expected to remain muted in fiscal 2022 as air travel remains restricted, demand strengthened considerably in the second quarter of fiscal 2021 across our end markets and has since remained broadly favorable.
We believe the long-term trends for flat-rolled aluminum products remain strong. Economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate plastics, continue to support long-term increasing global demand for aluminum and rolled products. With the exception of China, where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for recyclable aluminum beverage cans and bottles. At the end of fiscal 2019, we began expanding rolling, casting, and recycling capability in Pindamonhangaba, Brazil to support this demand.

Near-term demand for aluminum automotive sheet is being impacted by the semiconductor shortage in the automotive industry. However, long-term demand continues to grow and has driven our recent investments in automotive sheet finishing capacity in Guthrie, Kentucky (U.S.), and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel.
We expect long-term demand for building and construction and other specialty products will grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, rail, and other technically demanding applications.
We believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand.
COVID-19 Response
The COVID-19 pandemic continues to cause some travel and business disruption and economic volatility.
With our primary focus being the health and well-being of our employees, we continue to monitor the changing landscape with respect to COVID-19 and take actions to manage our business and support our customers. We have bolstered our own Environmental Health and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, clock-in areas, and smoking areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. For our non-production workforce, we have strongly encouraged virtual meetings to reduce employee contact and have switched to paperless work environments where possible. We are also encouraging employees to get the vaccine to help further ensure the health of our employees, facilities, and communities.
Liquidity Position
We believe that we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.3 billion of liquidity at June 30, 2021.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, as well as organic strategic capacity expansions projects. We expect total capital spending to be in the range of $600 million to $700 million for the full fiscal year 2022. This includes approximately $300 million for maintenance spend, as well as strategic spending to complete automotive capacity expansions now commissioning in the U.S. and China, the Brazil rolling and casting capacity expansion, and initial spend associated with a strategic capacity expansion in China.
Market Trends
Demand for lightweight, highly recyclable aluminum beverage packaging, which represents the largest share of our shipment product portfolio, remains strong across all regions.
Demand for aluminum sheet across specialties markets, including electronics, electric vehicle battery enclosures, painted products, container foil, and building and construction markets also remains high.
While we believe long-term demand trends are intact, the current global semiconductor shortage impacting the automotive industry has resulted in temporary automotive customer shutdowns and has reduced near-term demand for automotive aluminum sheet. However, automotive shipments in the first quarter of fiscal 2022 have doubled compared to the prior year period, which was significantly impacted by COVID-19 related temporary OEM production shutdowns. In aerospace, we expect continued lower consumer air travel to result in soft demand for aerospace sheet in fiscal 2022.
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

In North America, Europe, and South America, we pass through local market premiums to our customers, which are recorded through net sales. In Asia, we purchase our metal inputs based on the LME and incur a local market premium. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include a local market premium. However, in a majority of the new contracts over the last several quarters, we are able to fully pass through the local market premiums in an increasingly favorable demand environment.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended June 30,		Percent Change
	2021	2020
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,213	$1,489	49%
Average cash price during the period	2,399	1,494	61
Closing cash price as of end of period	2,523	1,602	57
The weighted average local market premium are as follows.

	Three Months Ended June 30,		Percent Change
	2021	2020
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$397	$125	218%
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
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income (loss) from continuing operations before income tax provision and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates.

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2021	March 31, 2021	2021	2020
Euro per U.S. dollar	0.843	0.851	0.831	0.901
Brazilian real per U.S. dollar	5.002	5.697	5.213	5.443
South Korean won per U.S. dollar	1,130	1,134	1,118	1,222
Canadian dollar per U.S. dollar	1.239	1.257	1.226	1.378
Swiss franc per euro	1.096	1.106	1.098	1.063

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended June 30, 2021, we reported net income attributable to our common shareholder of $240 million, an increase of 404% compared to a net loss of $79 million in the comparable prior year period. We reported segment income of $555 million, an increase of 119% compared to $253 million in the comparable prior year period. Operational performance was primarily driven by a broad recovery in sales compared to the prior year which was significantly impacted by the COVID-19 pandemic, as well as a $76 million gain on Brazilian tax litigation resulting from a favorable decision received in the current period. The prior year period net loss results also included $33 million of unrealized derivatives losses, a $28 million purchase price accounting adjustment resulting from the relief of an inventory step-up, and $11 million of business acquisition and other related costs, all of which primarily related to the acquired Aleris business, in addition to a $50 million charitable donation to support COVID-19 relief efforts.
Further, these factors drove net cash provided by operating activities to $62 million for the three months ended June 30, 2021, an increase of $200 million over the comparable prior year period.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	March 31, 2021	June 30, 2021
Net sales	$2,426	$2,978	$3,241	$3,631	$12,276	$3,855
Percentage (decrease) increase in net sales versus comparable prior year period	(17)%	4%	19%	33%	9%	59%
Rolled product shipments:
North America	272	367	347	362	1,348	358
Europe	212	240	253	272	977	279
Asia	184	178	184	201	747	192
South America	113	148	158	159	578	157
Eliminations	(7)	(10)	(9)	(11)	(37)	(13)
Total	774	923	933	983	3,613	973

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(6)%	28%	29%	36%	21%	32%
Europe	(9)	(2)	13	24	6	32
Asia	—	1	6	9	4	4
South America	(19)	5	8	7	1	39
Total	(7)%	11%	17%	21%	10%	26%
Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net sales was $3.9 billion, an increase of 59%, primarily driven by a 26% increase in total flat rolled product shipments compared to the prior year, which was significantly impacted by reduced demand due to the COVID-19 pandemic, as well as higher average aluminum prices.
Income (loss) from continuing operations before income tax provision was an income of $411 million, compared to a loss of $90 million in the prior period. In addition to the factors noted above, the following items affected income (loss) from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.1 billion, an increase of 49%, due to higher production volume and higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $857 million over the prior period.
Selling, General and Administrative Expenses
SG&A was $159 million in the three months ended June 30, 2021 compared to $122 million in the three months ended June 30, 2020. The increase is primarily due to temporary cost savings measures in the prior year enacted to mitigate the decline in sales due to the COVID-19 pandemic, partially offset by acquisition synergy cost savings.

Depreciation and Amortization
Depreciation and amortization was $134 million in the three months ended June 30, 2021 quarter compared to $118 million in the three months ended June 30, 2020. This increase is primarily attributable to the timing of the Aleris acquisition, which caused there to be fewer days of depreciation on the acquired assets in the comparable prior period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $59 million and $70 million for the three months ended June 30, 2021 and 2020, respectively. This decrease is primarily due to a decrease in average level of debt held during the current period.
Restructuring and Impairment, Net
Restructuring and impairment (reversal) expenses, net was a net reversal of expense of $2 million and an expense of $1 million for the three months ended June 30, 2021 and 2020, respectively. See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $64 million and an expense of $75 million for the three months ended June 30, 2021 and 2020, respectively. This change primarily relates to a gain of $76 million on Brazilian tax litigation related to a favorable decision received in the current year regarding the calculation basis of certain tax overpayments, a $50 million charitable contribution made during the prior year to support COVID-19 relief efforts, and a $29 million reduction in unrealized derivatives losses in the current year, partially offset by an $18 million release of certain receivables in the current year.
Taxes
We recognized $108 million of tax expense for the three months ended June 30, 2021, which resulted in an effective tax rate of 26%. This tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by certain other non-taxable income, tax credits, and the enacted tax rate change in the United Kingdom. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million. We recognized $29 million of tax benefit in the comparable prior year period, which resulted in an effective tax rate of 32%.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of net income (loss) attributable to our common shareholder to segment income, see Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended June 30, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,456	$1,120	$672	$576	$31	$3,855
Shipments (in kt):
Rolled products - third party	358	268	190	157	—	973
Rolled products - intersegment	—	11	2	—	(13)	—
Total rolled products	358	279	192	157	(13)	973
Non-rolled products	3	32	2	21	(5)	53
Total shipments	361	311	194	178	(18)	1,026

Selected Operating Results Three Months Ended June 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$828	$687	$505	$352	$54	$2,426
Shipments (in kt):
Rolled products - third party	272	208	182	112	—	774
Rolled products - intersegment	—	4	2	1	(7)	—
Total rolled products	272	212	184	113	(7)	774
Non-rolled products	12	17	1	25	(7)	48
Total shipments	284	229	185	138	(14)	822
The following table reconciles changes in segment income for the three months ended June 30, 2020 to the three months ended June 30, 2021.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended June 30, 2020	$78	$20	$75	$76	$4	$253
Volume	83	72	6	48	(9)	200
Conversion premium and product mix	62	22	8	(8)	—	84
Conversion costs	(36)	(15)	—	23	6	(22)
Foreign exchange	(2)	12	3	5	(1)	17
Selling, general & administrative and research & development costs(2)	(25)	(5)	(3)	(6)	2	(37)
Other changes(3)(4)	12	(4)	(1)	55	(2)	60
Segment income - Three Months Ended June 30, 2021	$172	$102	$88	$193	$—	$555
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
(2)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.
(3)Other changes in North America primarily relates to a $9 million reduction in non-operating net periodic benefit costs resulting from recent pension plan freezes. See Note 10 – Postretirement Benefit Plans for further information.
(4)Other changes in South America includes the principal portion, net of litigation expenses, of a non-recurring gain on Brazilian tax litigation of $47 million recognized during fiscal 2022. See Note 17 – Commitments and Contingencies for further information.
North America
Net sales increased $628 million, or 76%, primarily driven by higher automotive and specialty volumes compared to the prior year, which was impacted by the COVID-19 pandemic, and higher average aluminum prices. Segment income was $172 million, an increase of 121%, primarily driven by higher volume, more favorable product mix with higher automotive shipments, a decrease in non-operating net periodic benefit costs, and favorable metal costs, partially offset by higher operating costs due to inflation and higher production and selling, general and administrative costs compared to prior year temporary cost reduction initiatives.
Europe
Net sales increased $433 million, or 63%, primarily driven by recovery in automotive and specialty volumes compared to the prior year impacted by the COVID-19 pandemic, higher aerospace shipments, and higher average aluminum prices. Segment income was $102 million, an increase of 410%, primarily driven by higher volume, more favorable product mix with the recovery in automotive shipments and higher aerospace shipments, favorable metal costs, and foreign exchange, partially offset by higher costs due to higher production compared to prior year temporary cost reduction initiatives and inflation.
Asia
Net sales increased $167 million, or 33%, primarily driven by higher can and automotive shipments, partially offset by lower specialty shipments due to portfolio optimization. Segment income was $88 million, an increase of 17%, primarily driven by higher volume, favorable product mix and price, and favorable metal costs, partially offset by higher operating and selling, general and administrative costs compared to prior year due to temporary cost reduction initiatives and inflation.

South America
Net sales increased $224 million, or 64%, primarily driven by higher can shipments compared to the prior year impacted by COVID-19 related customer shutdowns. Segment income was $193 million, an increase of 154%, primarily driven by higher volume, $47 million from the principal amount, net of litigation expenses, of a gain on Brazilian tax litigation settlement in the current year, and favorable metal costs, offset by higher operating and selling, general and administrative costs compared to prior year due to temporary cost reduction initiatives and unfavorable product mix and price.
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
Available Liquidity
Our available liquidity as of June 30, 2021 and March 31, 2021 is as follows.

in millions	June 30, 2021	March 31, 2021
Cash and cash equivalents	$872	$998
Availability under committed credit facilities	1,380	1,223
Total available liquidity	$2,252	$2,221
The increase in total available liquidity primarily relates to an increase in availability under committed credit facilities caused by the impacts of increased metal prices on our borrowing base offset by a decrease in cash and cash equivalents primarily resulting from financing activities during the period. See Note 8 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents above includes cash held in foreign countries in which we operate. As of June 30, 2021, we held $3 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2021, we held $613 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2021, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
Non-Guarantor Information
As of June 30, 2021, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2021)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2021)	17%
Assets owned by non-guarantor subsidiaries (as of June 30, 2021)	15%
In addition, for the three months ended June 30, 2021 and 2020, the Company’s subsidiaries that are not guarantors had net sales (including intercompany sales) of $886 million and $677 million, respectively, and as of June 30, 2021, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.8 billion (including intercompany balances).

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2021	2020	Change
Net cash provided by (used in) operating activities - continuing operations	$65	$(123)	$188
Net cash used in investing activities - continuing operations	(94)	(2,643)	2,549
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	—	2,550	(2,550)
Plus: Accrued merger consideration(1)	—	70	(70)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(1)	—	(1)
Free cash flow from continuing operations	(30)	(146)	116
Net cash used in operating activities - discontinued operations	(3)	(15)	12
Net cash provided by investing activities - discontinued operations	—	10	(10)
Free cash flow	$(33)	$(151)	$118
Ending cash and cash equivalents	$872	$1,729	$(857)
_________________________
(1)The total of acquisition of business, net of cash and restricted cash acquired and accrued merger consideration, represents $2.8 billion of merger consideration, net of $105 million of cash and cash equivalents, $41 million of discontinued operations cash and cash equivalents acquired, and $9 million of restricted cash.
Cash Flow Summary

	Three Months Ended June 30,
in millions	2021	2020	Change
Net cash provided by (used in) operating activities	$62	$(138)	$200
Net cash used in investing activities	(94)	(2,633)	2,539
Net cash (used in) provided by financing activities	(119)	2,200	(2,319)
Operating Activities
The increase in net cash provided by (used in) operating activities primarily relates to higher segment income, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $101 million during the three months ended June 30, 2021. The change in investing activities over the prior year primarily relates to costs associated with the acquisition of Aleris during the three months ended June 30, 2020.
Financing Activities
During the three months ended June 30, 2021, there was an additional $20 million issuance under our 2021 Term Loans. We made principal repayments of $262 million, including a $129 million repayment of our Zhenjiang Term Loans, $125 million on our 2017 Term Loans, $3 million on our short-term debt in Brazil, $3 million on finance leases and other repayments, and $2 million on our 2020 Term Loans. The net cash inflows from our revolving credit facilities is related to net inflows of $136 million on our ABL Revolver and $7 million on our China credit facility, partially offset by net outflows of $18 million on our Korea credit facility. Additionally, we paid $2 million in debt issuance costs related to prior year issuances.
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
•a retained or contingent interest in assets transferred to an unconsolidated entity or similar entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for such assets; and
•any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the registrant, or engages in leasing, hedging, or research and development services with the registrant.
The following discussion addresses the applicable off-balance sheet items for our Company.
Derivative Instruments
See Note 12 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for a description of derivative instruments.
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
Other Arrangements
Factoring of Trade Receivables
We factor trade receivables based on local cash needs, as well as in an attempt to balance the timing of cash flows of trade payables and receivables, fund strategic investments, and fund other business needs. Factored invoices are not included in our condensed consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings. However, no such financial or legal interests are currently retained.
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2021 and March 31, 2021, we are not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
We have future obligations under various contracts relating to debt and interest payments, finance and operating leases, long-term purchase obligations, postretirement benefit plans, and uncertain tax positions. See Note 8 – Debt to our accompanying condensed consolidated financial statements and "Contractual Obligations" within Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K for more details.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2021 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
NON-GAAP FINANCIAL MEASURES
Total segment income presents the sum of the results of our four operating segments on a consolidated basis. We believe that total segment income is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis we review the performance of each of our regions and draw comparisons between periods based on the same measure of consolidated performance.
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
•does not reflect changes in, or cash requirements for, the Company’s working capital needs; and
•does not reflect any costs related to the current or future replacement of assets being depreciated or amortized.
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
Total segment income is equivalent to our Adjusted EBITDA, which we refer to in our earnings announcements and other external presentations to analysts and investors. Please see Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of segment income.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies; statements about our expectation that we will be able to fund our continued expansions and capital spending, service our debt obligations and provide sufficient liquidity to operate our business, expectations on demand for our products in various markets and our ability to support this demand, and the expected continuing impacts of the ongoing COVID-19 pandemic. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of our acquisition of Aleris Corporation, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment and other events; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the ongoing COVID-19 outbreak; changes in government regulations, particularly those affecting taxes, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our 2021 Form 10-K and see the following sections of the report: Part I. Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2021, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(223)
Copper	(10)	(1)
Zinc	(10)	(1)
Local market premiums	10	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2021, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$(1)
Natural gas	(10)	(5)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2021, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(17)
Euro	(10)	(37)
Korean won	(10)	(71)
Canadian dollar	(10)	(4)
British pound	(10)	(21)
Swiss franc	(10)	(37)
Chinese yuan	10	(3)

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
We completed the acquisition of Aleris on April 14, 2020, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended June 30, 2021. During the time since the acquisition, we have assessed the control environment of Aleris and made certain changes to Aleris' internal control over financial reporting to integrate Aleris into Novelis' internal control over financial reporting. We now consider Aleris to be included in the scope of our assessment of internal control over financial reporting.
There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to litigation incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 17 – Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors
See "Risk Factors" in Part I, Item 1A in our 2021 Form 10-K. There have been no material changes from the risk factors described in our 2021 Form 10-K.

Item 6. Exhibits

Exhibit No.	Description
2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1	Restated Certificate and Articles of Amalgamation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on November 10, 2010 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on May 10, 2016 (File No. 001-32312))
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
31.1	Section 301 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.
By:	/s/ Devinder Ahuja
Devinder Ahuja
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By:	/s/ Stephanie Rauls
Stephanie Rauls
Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 4, 2021