Form 10-Q
period 2021-09-30
Novelis Inc.
filed 2021-11-03
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2021, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
Duffel	Plant located in Duffel, Belgium required to be divested (Refer to Note 3 – Discontinued Operations)
Adjusted EBITDA	Equivalent to segment income as defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2019	Fiscal year ended March 31, 2019
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ending March 31, 2022
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Hindalco SARs	Hindalco Stock Appreciation Rights
kt	kilotonne (One kt is 1,000 metric tonnes.)
Kobe	Kobe Steel, Ltd.
Lewisport	Plant located in Lewisport, Kentucky required to be divested (Refer to Note 3 – Discontinued Operations)
Logan	Logan Aluminum Inc.
LME	The London Metals Exchange
LMP	Local market premium
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSU	Restricted stock unit
SEC	United States Securities and Exchange Commission
Segment income	As defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
SG&A	Selling, general and administrative expenses
SPE	Special purpose entity
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
VIE	Variable interest entity
2021 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 12, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Net sales	$4,119	$2,978	$7,974	$5,404
Cost of goods sold (exclusive of depreciation and amortization)	3,400	2,384	6,537	4,485
Selling, general and administrative expenses	142	129	301	251
Depreciation and amortization	134	141	268	259
Interest expense and amortization of debt issuance costs	60	70	119	140
Research and development expenses	21	18	45	37
Loss on extinguishment of debt, net	64	—	62	—
Restructuring and impairment expenses (reversal), net	—	7	(2)	8
Equity in net income of non-consolidated affiliates	—	(1)	(1)	(2)
Business acquisition and other related costs	—	—	—	11
Other (income) expenses, net	(20)	18	(84)	93
	3,801	2,766	7,245	5,282
Income from continuing operations before income tax provision	318	212	729	122
Income tax provision	79	68	187	39
Net income from continuing operations	239	144	542	83
Loss from discontinued operations, net of tax	(2)	(11)	(65)	(29)
Loss on sale of discontinued operations, net of tax	—	(170)	—	(170)
Net loss from discontinued operations	(2)	(181)	(65)	(199)
Net income (loss)	237	(37)	477	(116)
Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to our common shareholder	$237	$(37)	$477	$(116)
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Net income (loss)	$237	$(37)	$477	$(116)
Other comprehensive (loss) income:
Currency translation adjustment	(64)	96	(34)	151
Net change in fair value of effective portion of cash flow hedges	(190)	6	(205)	(71)
Net change in pension and other benefits	7	79	10	87
Other comprehensive (loss) income before income tax effect	(247)	181	(229)	167
Income tax (benefit) provision related to items of other comprehensive (loss) income	(48)	21	(48)	2
Other comprehensive (loss) income, net of tax	(199)	160	(181)	165
Comprehensive income	38	123	296	49
Comprehensive income attributable to noncontrolling interests, net of tax	—	2	—	3
Comprehensive income attributable to our common shareholder	$38	$121	$296	$46
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$659	$998
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 and $5 as of September 30, 2021 and March 31, 2021, respectively)	2,124	1,687
— related parties	222	166
Inventories	2,623	1,928
Prepaid expenses and other current assets	212	198
Fair value of derivative instruments	217	137
Assets held for sale	5	5
Current assets of discontinued operations	12	15
Total current assets	6,074	5,134
Property, plant and equipment, net	4,628	4,687
Goodwill	1,083	1,083
Intangible assets, net	655	696
Investment in and advances to non–consolidated affiliates	831	838
Deferred income tax assets	137	130
Other long–term assets
— third parties	271	316
— related parties	1	1
Total assets	$13,680	$12,885

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$443	$71
Short–term borrowings	247	236
Accounts payable
— third parties	3,083	2,498
— related parties	296	230
Fair value of derivative instruments	582	280
Accrued expenses and other current liabilities	655	670
Current liabilities of discontinued operations	13	16
Total current liabilities	5,319	4,001
Long–term debt, net of current portion	4,942	5,653
Deferred income tax liabilities	172	162
Accrued postretirement benefits	852	878
Other long–term liabilities	313	305
Total liabilities	11,598	10,999
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2021 and March 31, 2021	—	—
Additional paid–in capital	1,304	1,404
Retained earnings	1,341	864
Accumulated other comprehensive loss	(547)	(366)
Total equity of our common shareholder	2,098	1,902
Noncontrolling interests	(16)	(16)
Total equity	2,082	1,886
Total liabilities and equity	$13,680	$12,885
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 6 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$477	$(116)
Net loss from discontinued operations	(65)	(199)
Net income from continuing operations	$542	$83
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	268	259
Loss on unrealized derivatives and other realized derivatives in investing activities, net	36	11
Loss (gain) on sale of assets	2	(2)
Loss on extinguishment of debt, net	62	—
Deferred income taxes, net	54	(33)
Equity in net income of non-consolidated affiliates	(1)	(2)
Loss on foreign exchange remeasurement of debt	1	—
Amortization of debt issuance costs and carrying value adjustments	9	14
Other, net	2	(1)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(540)	52
Inventories	(728)	195
Accounts payable	706	(68)
Other assets	(25)	52
Other liabilities	(49)	(187)
Net cash provided by operating activities - continuing operations	339	373
Net cash used in operating activities - discontinued operations	(5)	(31)
Net cash provided by operating activities	$334	$342
INVESTING ACTIVITIES
Capital expenditures	$(194)	$(226)
Acquisition of business, net of cash and restricted cash acquired	—	(2,614)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	2
Proceeds from investment in and advances to non-consolidated affiliates, net	10	8
Outflows from the settlement of derivative instruments, net	(4)	(1)
Other	7	5
Net cash used in investing activities - continuing operations	(181)	(2,826)
Net cash provided by investing activities - discontinued operations	—	217
Net cash used in investing activities	$(181)	$(2,609)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,520	$1,910
Principal payments of long-term and short-term borrowings	(1,923)	(30)
Revolving credit facilities and other, net	14	(358)
Debt issuance costs	(24)	(24)
Return of capital to our common shareholder	(100)	—
Net cash (used in) provided by financing activities - continuing operations	(513)	1,498
Net cash used in financing activities - discontinued operations	—	(2)
Net cash (used in) provided by financing activities	$(513)	$1,496
Net decrease in cash, cash equivalents and restricted cash	(360)	(771)
Effect of exchange rate changes on cash	6	19
Cash, cash equivalents and restricted cash — beginning of period	1,027	2,402
Cash, cash equivalents and restricted cash — end of period	$673	$1,650

Cash and cash equivalents	$659	$1,627
Restricted cash (Included in other long–term assets)	14	14
Restricted cash (Included in prepaid expenses and other current assets)	—	9
Cash, cash equivalents and restricted cash — end of period	$673	$1,650

Supplemental Disclosures:
Accrued capital expenditures as of September 30	$57	$55
Accrued merger consideration as of September 30	—	10
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net loss attributable to our common shareholder	—	—	—	(116)	—	—	(116)
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	151	—	151
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $19 included in accumulated other comprehensive loss	—	—	—	—	(52)	—	(52)
Change in pension and other benefits, net of tax provision of $21 included in accumulated other comprehensive loss	—	—	—	—	63	3	66
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2021	1,000	$—	$1,404	$864	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	477	—	—	477
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	(34)	—	(34)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $53 included in accumulated other comprehensive loss	—	—	—	—	(152)	—	(152)
Change in pension and other benefits, net of tax provision of $5 included in accumulated other comprehensive loss	—	—	—	—	5	—	5
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2021	1,000	$—	$1,304	$1,341	$(547)	$(16)	$2,082

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2020	1,000	$—	$1,404	$549	$(616)	$(50)	$1,287
Net loss attributable to our common shareholder	—	—	—	(37)	—	—	(37)
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	96	—	96
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 included in accumulated other comprehensive loss	—	—	—	—	4	—	4
Change in pension and other benefits, net of tax provision of $19 included in accumulated other comprehensive loss	—	—	—	—	58	2	60
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of June 30, 2021	1,000	$—	$1,404	$1,104	$(348)	$(16)	$2,144
Net income attributable to our common shareholder	—	—	—	237	—	—	237
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	(64)	—	(64)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $52 included in accumulated other comprehensive loss	—	—	—	—	(138)	—	(138)
Change in pension and other benefits, net of tax provision of $4 included in accumulated other comprehensive loss	—	—	—	—	3	—	3
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2021	1,000	$—	$1,304	$1,341	$(547)	$(16)	$2,082
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
Organization and Description of Business
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap. As of September 30, 2021, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
While much of our customer demand and shipments recovered in the majority of our end markets, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak (including the emergence of variants of the virus) and its impact on our customers, employees, and vendors. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic’s impact on the U.S. and global economies, and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the distribution and adoption of vaccines.
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
Reclassifications and Revisions of Previously Issued Financial Statements
We identified a misstatement related to the calculation of accrued capital expenditures within the statement of cash flows in our previously issued Form 10-Q for the quarterly period ended September 30, 2020. As a result, the previously reported amounts for capital expenditures were understated by $4 million, changes in accounts payable were overstated by $2 million, changes in other liabilities were overstated by $2 million, and accrued capital expenditures, presented in supplemental disclosures, were understated by $3 million for the quarterly periods ended September 30, 2020. In addition, net cash used in operating activities - discontinued operations and net cash provided by investing activities - discontinued operations were each understated by $10 million for the quarterly periods ended September 30, 2020.
Additionally, we identified a misstatement related to the disclosure of changes in the components of accumulated other comprehensive loss, net in our previously issued Form 10-Q for the quarterly period ended September 30, 2020. As a result, the previously reported amount for other comprehensive income (loss) before reclassifications for currency translation was understated by $60 million for the quarterly period ended September 30, 2020, while the amounts reclassified from accumulated other comprehensive loss, net for currency translation were overstated by $60 million for the quarterly period ended September 30, 2020.
We assessed the materiality of the misstatements and concluded they were not material to the company's previously issued financial statements for the quarterly period ended September 30, 2020. However, we elected to revise the previously reported amounts for capital expenditures, changes in accounts payable and other liabilities, net cash used in operating activities - discontinued operations, and net cash provided by investing activities - discontinued operations within the condensed consolidated statement of cash flows, accrued capital expenditures within the supplemental disclosures to the condensed consolidated statement of cash flows, and capital expenditures within Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information. We have also revised the amounts for other comprehensive income (loss) before reclassifications for currency translation and the amounts reclassified from accumulated other comprehensive loss, net for currency translation within Note 13 – Accumulated Other Comprehensive Loss.
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
The Company's condensed consolidated statement of operations for the six months ended September 30, 2020 includes the results of operations for Aleris Corporation from the acquisition date of April 14, 2020 to September 30, 2020. The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and six months ended September 30, 2020 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Three Months Ended September 30,	Six Months Ended September 30,
in millions	2020	2020
Net sales	$2,979	$5,459
Net income (loss)	17	(81)
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
As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As of September 30, 2021, there has been no change to this fair value. There is no assurance as to when we expect the post-closing arbitration process to conclude or whether we will receive any of the contingent consideration.
On November 8, 2020, we entered into a definitive agreement with American Industrial Partners for the sale of Lewisport and closed the sale on November 30, 2020. Upon closing, we received $180 million in cash proceeds. In addition, we have recorded a $17 million receivable for net working capital adjustments, which remains outstanding as of September 30, 2021.
In addition to the $61 million loss from discontinued operations, net of tax related to the fair value adjustment of Duffel receivables in the period, Novelis incurred $4 million of additional costs to sell primarily related to legal expenses. These costs are recorded within loss from discontinued operations, net of tax.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses (reversal), net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses (reversal), net for the three months ended September 30, 2021 was a net zero expense primarily related to a partial release of certain restructuring liabilities as a result of changes in estimated costs, fully offset by expenses primarily related to reorganization activities resulting from the Aleris acquisition. Restructuring and impairment expenses (reversal), net for the six months ended September 30, 2021 totaled a net reversal of $2 million primarily related to a partial release of certain restructuring liabilities as a result of changes in estimated costs.
Restructuring and impairment expenses (reversal), net for the three and six months ended September 30, 2020 totaled $7 million and $8 million in expenses, respectively, primarily related to reorganization activities resulting from the Aleris acquisition.
The following table summarizes our restructuring liability activity.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2020	$1	$21	$—	$12	$—	$34
Restructuring and impairment expenses, net	3	1	—	—	4	8
Cash payments	(1)	(13)	—	(1)	(1)	(16)
Foreign currency and other	—	1	—	(1)	—	—
Restructuring liability balance as of September 30, 2020	$3	$10	$—	$10	$3	$26

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2021	$3	$19	$—	$9	$3	$34
Restructuring and impairment expenses (reversal), net	1	(5)	2	—	—	(2)
Cash payments	(2)	(8)	—	(1)	(3)	(14)
Foreign currency and other	—	—	—	(1)	—	(1)
Restructuring liability balance as of September 30, 2021(1)	$2	$6	$2	$7	$—	$17
____________________
(1)As of September 30, 2021, the restructuring liability totaled $17 million with $11 million included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities on our accompanying condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. INVENTORIES
Inventories consists of the following.

in millions	September 30, 2021	March 31, 2021
Finished goods	$595	$455
Work in process	1,192	874
Raw materials	629	407
Supplies	207	192
Inventories	$2,623	$1,928

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

in millions	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$2	$5
Accounts receivable, net	57	69
Inventories	88	81
Prepaid expenses and other current assets	4	4
Total current assets	151	159
Property, plant and equipment, net	24	19
Goodwill	12	12
Deferred income tax assets	56	57
Other long–term assets	9	8
Total assets	$252	$255
LIABILITIES
Current liabilities:
Accounts payable	$43	$38
Accrued expenses and other current liabilities	22	26
Total current liabilities	65	64
Accrued postretirement benefits	209	214
Other long–term liabilities	5	5
Total liabilities	$279	$283

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, Novelis is not considered the primary beneficiary, and UAL is accounted for as an equity method investment. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2021, each of the parties to the joint venture holds a 50% interests in the equity of UAL.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Net sales	$389	$285	$774	$565
Costs and expenses related to net sales	375	277	747	551
Income tax provision	4	3	7	5
Net income	$10	$5	$20	$9

Purchases of tolling services from Alunorf	$70	$64	$139	$125
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2021	March 31, 2021
Accounts receivable, net — related parties	$222	$166
Other long–term assets — related parties	1	1
Accounts payable — related parties	296	230

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and six months ended September 30, 2021 and 2020, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2021 and March 31, 2021, there was $2 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During the three and six months ended September 30, 2021, Novelis purchased less than $1 million and $2 million in raw materials from Hindalco, respectively.
Return of Capital
During the second quarter of fiscal 2022, we paid a return of capital to our common shareholder in the amount of $100 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. DEBT
Debt consists of the following.

	September 30, 2021				March 31, 2021
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short–term borrowings	3.10%	$247	$—	$247	$236	$—	$236
Floating rate Term Loan Facility, due June 2022	2.00%	419	(2)	417	648	(5)	643
Floating rate Term Loan Facility, due January 2025	1.90%	763	(12)	751	767	(15)	752
Floating rate Term Loan Facility, due March 2028	2.15%	498	(8)	490	480	(9)	471
Zhenjiang Term Loans, due May 2024		—	—	—	124	2	126
5.875% Senior Notes, due September 2026		—	—	—	1,500	(13)	1,487
3.25% Senior Notes, due November 2026	3.25%	750	(11)	739	—	—	—
3.375% Senior Notes, due April 2029	3.375%	579	(12)	567	588	(13)	575
4.75% Senior Notes, due January 2030	4.75%	1,600	(26)	1,574	1,600	(28)	1,572
3.875% Senior Notes, due August 2031	3.875%	750	(11)	739	—	—	—
China Bank loans, due August 2027	4.90%	77	—	77	76	—	76
Finance lease obligations and other debt, due through June 2028	2.45%	31	—	31	22	—	22
Total debt		$5,714	$(82)	$5,632	$6,041	$(81)	$5,960
Less: Short–term borrowings		(247)	—	(247)	(236)	—	(236)
Less: Current portion of long–term debt		(445)	2	(443)	(71)	—	(71)
Long–term debt, net of current portion		$5,022	$(80)	$4,942	$5,734	$(81)	$5,653
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2021 and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2021 for our debt denominated in foreign currencies are as follows (in millions).

As of September 30, 2021	Amount
Short-term borrowings and current portion of long-term debt due within one year	$692
2 years	26
3 years	37
4 years	760
5 years	25
Thereafter	4,174
Total	$5,714
Short-Term Borrowings
As of September 30, 2021, our short-term borrowings totaled $247 million, which consisted of $98 million of borrowings on our ABL Revolver, $99 million in China loans (CNY 639 million), and $50 million in Brazil loans (BRL 272 million).
Term Loan Facility
During the six months ended September 30, 2021, we made $200 million in principal payments beyond our quarterly amortization payments on our Floating rate Term Loan Facility, due June 2022. As a result of these payments, we recorded a loss on extinguishment of debt of $1 million in the second quarter of fiscal 2022.
As of September 30, 2021, we were in compliance with the covenants of our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ABL Revolver
As of September 30, 2021, we had $98 million in borrowings under our ABL Revolver and were in compliance with debt covenants. We utilized $55 million of our ABL Revolver for letters of credit. We had availability of $1.3 billion on the ABL Revolver, including $120 million of remaining availability that can be utilized for letters of credit.
Zhenjiang Term Loans
In May 2021, the Zhenjiang Term Loans were repaid in full, and the covenants under the agreement are no longer in effect. As a result of this transaction, we recorded a gain on extinguishment of debt of $2 million in the first quarter of fiscal 2022.
Senior Notes
In August 2021, Novelis Corporation, a wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of 3.25% Senior Notes due November 2026 and $750 million in aggregate principal amount of 3.875% Senior Notes due August 2031 (together with the 3.25% Senior Notes due November 2026, the 3.375% Senior Notes due April 2029, and the 4.75% Senior Notes due January 2030, the "Senior Notes"). The 3.25% Senior Notes due November 2026 will mature on November 15, 2026 and are subject to semi-annual interest payments that will accrue at a rate of 3.25% per year. The 3.875% Senior Notes due August 2031 will mature on August 15, 2031 and are subject to semi-annual interest payments that will accrue at a rate of 3.875% per year. The net proceeds of the offering, together with cash on hand, were used to (i) fund the redemption of all of the 5.875% Senior Notes due September 2026, plus the redemption premium and accrued and unpaid interest thereon and (ii) pay certain fees and expenses in connection with the foregoing and the offering of the notes. We incurred debt issuance costs of $11 million for each of the 3.25% Senior Notes due November 2026 and the 3.875% Senior Notes due August 2031, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
As a result of this transaction, we recorded a loss on extinguishment of debt of $63 million in the second quarter of fiscal 2022, $51 million of which related to the redemption premium and was paid with cash on hand.
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to (1) incur additional debt and provide additional guarantees, (2) pay dividends or return capital beyond certain amounts and make other restricted payments, (3) create or permit certain liens, (4) make certain asset sales, (5) use the proceeds from the sales of assets and subsidiary stock, (6) create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable, (7) engage in certain transactions with affiliates, (8) enter into sale and leaseback transactions, (9) designate subsidiaries as unrestricted subsidiaries and (10) consolidate, merge or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, most of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.25% Senior Notes due November 2026, through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.75% Senior Notes due January 2030, and through August 2026 for the 3.875% Senior Notes due August 2031.
As of September 30, 2021, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. SHARE-BASED COMPENSATION
During the six months ended September 30, 2021, we granted 1,737,390 Hindalco phantom RSUs and 2,374,574 Hindalco SARs. Total compensation expense was $12 million and $24 million for the three and six months ended September 30, 2021, respectively. Total compensation expense was $5 million and $12 million for the three and six months ended September 30, 2020, respectively. As of September 30, 2021, the outstanding liability related to share-based compensation was $27 million.
The cash payments made to settle all Hindalco SAR liabilities were $16 million and $1 million in the six months ended September 30, 2021 and 2020, respectively. Total cash payments made to settle RSUs were $16 million and $4 million in the six months ended September 30, 2021 and 2020, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $13 million, which is expected to be recognized over a weighted average period of 1.3 years. Unrecognized compensation expense related to the RSUs was $16 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.

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
During the first quarter of fiscal 2022, Novelis announced the freeze of future benefit accruals under the Canada Pension Plan, effective for union participants as of December 31, 2021 and for non-union participants as of December 31, 2023. Novelis remeasured the plan’s assets and obligations as of April 30, 2021, which is the nearest calendar month-end to the announcement of this freeze. A curtailment gain of $3 million was recorded related to the Canada Pension Plan.
During the second quarter of fiscal 2022, Novelis entered into an agreement to transfer the liabilities associated with a portion of the retirees and beneficiaries of the Canada Novelis Pension Plan to an insurer through a purchase of buy-out annuities. The premium payment was made to the insurer on August 10, 2021. Novelis remeasured the plan's assets and obligations as of July 31, 2021, which is the nearest calendar month-end to the premium payment for this settlement. The insurer will take on responsibility for the payments to these transferred members effective November 1, 2021. As a result of this transaction, a settlement gain of $4 million was recorded during the three months ended September 30, 2021.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2021	2020	2021	2020
Service cost	$8	$12	$3	$2
Interest cost	14	15	1	2
Expected return on assets	(19)	(19)	—	—
Amortization — losses, net	4	11	—	—
Settlement/curtailment (gain) loss	(4)	1	—	—
Net periodic benefit cost(1)	$3	$20	$4	$4

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Service cost	$16	$24	$6	$5
Interest cost	28	30	3	4
Expected return on assets	(39)	(38)	—	—
Amortization — losses, net	9	23	—	—
Settlement/curtailments (gain) loss	(7)	1	—	—
Net periodic benefit cost(1)	$7	$40	$9	$9
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses, while all other cost components are recorded within other (income) expenses, net.
Service costs of $1 million, interest cost of $2 million, and expected return on assets of $2 million included in the table above, for the three months ended September 30, 2020, relate to discontinued operations. The average expected long-term rate of return on all plan assets is 4.9% in fiscal 2022.

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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Funded pension plans	$10	$39	$17	$49
Unfunded pension plans	2	4	6	7
Savings and defined contribution pension plans	12	7	27	18
Total contributions	$24	$50	$50	$74
For the six months ended September 30, 2020, contributions to funded pension plans of $5 million were attributable to discontinued operations. During the remainder of fiscal 2022, we expect to contribute an additional $26 million to our funded pension plans, $11 million to our unfunded pension plans, and $18 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Gain on remeasurement of monetary assets and liabilities, net	$(21)	$(4)	$(8)	$(8)
Loss recognized on balance sheet remeasurement currency exchange contracts, net	16	9	8	11
Currency (gains) losses, net	$(5)	$5	$—	$3
The following currency losses are included in accumulated other comprehensive loss, net of tax and noncontrolling interests in the accompanying condensed consolidated balance sheets.

	Six Months Ended September 30, 2021	Fiscal Year Ended March 31, 2021
in millions
Cumulative currency translation adjustment — beginning of period	$(95)	$(309)
Effect of changes in exchange rates	(34)	244
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	(30)
Cumulative currency translation adjustment — end of period	$(129)	$(95)
____________________
(1)Amounts reclassified from accumulated other comprehensive loss are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2021
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$1	$(310)	$(16)	$(322)
Currency exchange contracts	3	1	(25)	(10)	(31)
Energy contracts	17	8	—	—	25
Total derivatives designated as hedging instruments	$23	$10	$(335)	$(26)	$(328)
Derivatives not designated as hedging instruments:
Metal contracts	$172	$4	$(208)	$(4)	$(36)
Currency exchange contracts	20	—	(39)	(1)	(20)
Energy contracts	2	—	—	—	2
Total derivatives not designated as hedging instruments	$194	$4	$(247)	$(5)	$(54)
Total derivative fair value	$217	$14	$(582)	$(31)	$(382)

	March 31, 2021
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$4	$—	$(105)	$—	$(101)
Currency exchange contracts	6	—	(20)	(4)	(18)
Energy contracts	1	1	(3)	—	(1)
Total derivatives designated as hedging instruments	$11	$1	$(128)	$(4)	$(120)
Derivatives not designated as hedging instruments:
Metal contracts	$104	$3	$(124)	$(1)	$(18)
Currency exchange contracts	22	—	(28)	—	(6)
Total derivatives not designated as hedging instruments	$126	$3	$(152)	$(1)	$(24)
Total derivative fair value	$137	$4	$(280)	$(5)	$(144)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of September 30, 2021 and March 31, 2021, the fair value of these contracts represented an asset of less than $1 million and an asset of $7 million, respectively. These contracts are undesignated with an average duration of less than two years.
The following table summarizes our metal notional amount.

in kt	September 30, 2021	March 31, 2021
Hedge type
Purchase (sale)
Cash flow purchases	1	10
Cash flow sales	(930)	(594)
Not designated	(59)	(44)
Total, net	(988)	(628)
Foreign Currency
We use foreign exchange forward contracts, cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion and $936 million in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2021 and March 31, 2021, respectively.
We use foreign currency contracts to hedge our foreign currency exposure to our net investment in foreign subsidiaries. We did not have any outstanding foreign currency forwards designated as net investment hedges as of September 30, 2021 and March 31, 2021.
As of September 30, 2021 and March 31, 2021, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion and $1.3 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the third quarter of fiscal 2022 and offset the remeasurement impact.
Energy
We own an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matures on January 5, 2022. As of September 30, 2021 and March 31, 2021, less than 1 million of notional megawatt hours were outstanding. The fair value of this swap was an asset of less than $1 million and a liability of $2 million, respectively. The electricity swap is designated as a cash flow hedge.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 14 million MMBtus designated as cash flow hedges as of September 30, 2021, and the fair value was a an asset of $22 million. There was a notional of 13 million MMBtu of natural gas forward contracts designated as cash flow hedges as of March 31, 2021 and the fair value was an asset of less than $1 million. As of September 30, 2021 and March 31, 2021, we had notionals of less than 1 million MMBtu forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of September 30, 2021 and March 31, 2021 were an asset of $2 million and a liability of less than $1 million, respectively. The average duration of undesignated contracts is less than three years in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America. We had a notional of 4 million gallons designated as cash flow hedges as of September 30, 2021, and the fair value was a an asset of $2 million. There was a notional of 5 million gallons designated as cash flow hedges as of March 31, 2021, and the fair value was an asset of $1 million. As of September 30, 2021 we had notional of less than 1 million metric tonne, and as of March 31, 2021 we had notional of less than 1 million gallons of forward contracts that were not designated as hedges. The fair value of the same was an asset of less than $1 million, and the average duration of those undesignated contracts was less than one year in length.
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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2021	2020	2021	2020
Derivative instruments not designated as hedges
Metal contracts	$12	$(7)	$15	$(32)
Currency exchange contracts	(17)	(8)	(6)	(11)
Energy contracts(1)	4	3	6	5
Total (loss) gain recognized in other (income) expenses, net	$(1)	$(12)	$15	$(38)

Loss recognized on balance sheet remeasurement currency exchange contracts, net	$(16)	$(9)	$(8)	$(11)
Realized gains (losses), net	31	(9)	43	—
Unrealized (losses) gains on other derivative instruments, net	(16)	6	(20)	(27)
Total (loss) gain recognized in other (income) expenses, net	$(1)	$(12)	$15	$(38)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $329 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Cash flow hedging derivatives
Metal contracts	$(330)	$(37)	$(523)	$(59)
Currency exchange contracts	(49)	—	(19)	(8)
Energy contracts	20	3	30	5
Total	$(359)	$(34)	$(512)	$(62)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion) Three Months Ended September 30,		Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion) Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2021	2020	2021	2020
Cash flow hedging derivatives
Energy contracts(1)	$1	$(4)	$—	$(7)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	3	(6)	5	(10)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(174)	(15)	(313)	55	Net sales
Currency exchange contracts	3	(12)	3	(23)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	(1)	—	(2)	Selling, general and administrative expenses
Currency exchange contracts	(2)	(1)	(1)	(3)	Net sales
Currency exchange contracts	—	(1)	(1)	(1)	Depreciation and amortization
Total	$(169)	$(40)	$(307)	$9	Income from continuing operations before income tax provision
	42	11	79	(2)	Income tax provision
	$(127)	$(29)	$(228)	$7	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The following tables summarize the location and amount of gains (losses) that were reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended September 30, 2021					Six Months Ended September 30, 2021
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(174)	$3	$—	$—	$—	$(313)	$5	$—	$—	$—
Energy commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$—	$1	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(2)	$3	$—	$—	$—	$(1)	$3	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended September 30, 2020					Six Months Ended September 30, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(15)	$(6)	$—	$—	$—	$55	$(10)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(4)	$—	$—	$—	$—	$(7)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$(1)	$(12)	$(1)	$(1)	$—	$(3)	$(23)	$(2)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2021	$(65)	$(147)	$(136)	$(348)
Other comprehensive (loss) income before reclassifications	(64)	(265)	4	(325)
Amounts reclassified from accumulated other comprehensive loss, net	—	127	(1)	126
Net current-period other comprehensive (loss) income	(64)	(138)	3	(199)
Balance as of September 30, 2021	$(129)	$(285)	$(133)	$(547)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2020	$(254)	$(82)	$(280)	$(616)
Other comprehensive income (loss) before reclassifications	126	(25)	49	150
Amounts reclassified from accumulated other comprehensive loss, net(3)	(30)	29	9	8
Net current-period other comprehensive income	96	4	58	158
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive (loss) income before reclassifications	(34)	(380)	5	(409)
Amounts reclassified from accumulated other comprehensive loss, net	—	228	—	228
Net current-period other comprehensive (loss) income	(34)	(152)	5	(181)
Balance as of September 30, 2021	$(129)	$(285)	$(133)	$(547)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	181	(45)	45	181
Amounts reclassified from accumulated other comprehensive loss, net(3)	(30)	(7)	18	(19)
Net current-period other comprehensive income (loss)	151	(52)	63	162
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)
_________________________
(1)For additional information on our cash flow hedges, see Note 12 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 10 – Postretirement Benefit Plans.
(3)Amounts reclassified from accumulated other comprehensive loss for currency translation are due to the sale of Duffel.

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
For the electricity swap, the average forward price at September 30, 2021, estimated using the method described above, was $55 per megawatt hour, which represented an approximately $7 premium over forward prices in the nearby observable market. The actual rate from the most recent swap settlement was approximately $50 per megawatt hour. Each $1 per megawatt hour decline in price decreases the valuation of the electricity swap by less than $1 million.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2021 and March 31, 2021, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of September 30, 2021 and March 31, 2021. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2021		March 31, 2021
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$180	$(538)	$111	$(230)
Currency exchange contracts	24	(75)	28	(52)
Energy contracts	26	—	2	(1)
Total level 2 instruments	$230	$(613)	$141	$(283)
Level 3 instruments:
Energy contracts	1	—	—	(2)
Total level 3 instruments	$1	$—	$—	$(2)
Total gross	$231	$(613)	$141	$(285)
Netting adjustment(1)	$(138)	$138	$(81)	$81
Total net	$93	$(475)	$60	$(204)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in other (income) expenses, net for the six months ended September 30, 2021 related to Level 3 financial instruments.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2021	$(2)
Unrealized/realized gain included in earnings(2)	5
Unrealized/realized gain included in accumulated other comprehensive loss(3)	2
Settlements(2)	(4)
Balance as of September 30, 2021	$1
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
During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. See Note 3 – Discontinued Operations for more information. As of September 30, 2021, this receivable remains outstanding.

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

	September 30, 2021		March 31, 2021
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	5,354	5,578	5,702	5,967

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Currency (gains) losses, net(1)	$(5)	$5	$—	$3
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	16	(6)	20	27
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(31)	9	(43)	—
Loss (gain) on sale of assets, net	2	—	2	(2)
Gain on Brazilian tax litigation, net(3)	—	—	(76)	—
Interest income	(1)	(1)	(4)	(4)
Non-operating net periodic benefit cost(4)	(4)	10	(6)	20
Charitable contribution(5)	—	—	—	50
Other, net(6)	3	1	23	(1)
Other (income) expenses, net	$(20)	$18	$(84)	$93
_________________________
(1)Includes loss recognized on balance sheet remeasurement currency exchange contracts, net. See Note 11 – Currency Losses (Gains) for further details.
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
(6)Amounts in other, net for the six months ended September 31, 2021 primarily relate to $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. INCOME TAXES
For the three and six months ended September 30, 2021, we had an effective tax rate of 25% and 26%, respectively. For the three and six months ended September 30, 2020, we had an effective tax rate of 32% and 33%, respectively. The 25% tax rate for the three months ended September 30, 2021 was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by changes to the Brazilian real foreign exchange rate, income not subject to tax, and tax credits. The 26% rate for the six months ended September 30, 2021 was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by tax credits, income not subject to tax and the enacted rate change in the United Kingdom. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million.
As of September 30, 2021, we had a net deferred tax liability of $35 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $832 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $57 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2021 and March 31, 2021 were approximately $22 million and $23 million, respectively. Of the total $22 million at September 30, 2021, $4 million was associated with restructuring actions and the remaining $18 million is associated with undiscounted environmental clean-up costs. As of September 30, 2021, $5 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of September 30, 2021 and March 31, 2021 were $18 million and $20 million, respectively. As of September 30, 2021, $6 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $27 million as of September 30, 2021 and $24 million as of March 31, 2021. As of September 30, 2021, $1 million is included in accrued expenses and other current liabilities and the remaining is within other long–term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
During fiscal 2021, fiscal 2020, and fiscal 2019, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes from the tax base used to calculate contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. As a result of these cases, we have the right to apply for tax credits for the amounts overpaid during specified tax years. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years.
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
However, during the first quarter of fiscal 2022, the Brazilian Supreme Court ruled that the credit should be calculated using the gross methodology for lawsuits filed prior to March 2017. As such, Novelis has recorded additional income of $76 million in other (income) expenses, net, $48 million of which is principal and $29 million is interest, related to PIS and COFINS for the years 2009 to 2017, net of $1 million in litigation expense. This income is subject to income taxes and therefore, resulted in the recognition of income of $51 million within net income (loss). The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

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
During the second quarter of fiscal 2022, Novelis applied for and received official authorization from The Special Department of Federal Revenue of Brazil, Receita Federal, to use the PIS and COFINS credits related to the years 2015 to 2017. Novelis was able to utilize a portion of these credits to offset taxes to be paid in the current period and anticipates utilizing the remainder in the third quarter of fiscal 2022.

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
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) (gain) loss on extinguishment of debt, net; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment (reversal) expenses, net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) income tax provision (benefit); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other related costs"; (r) purchase price accounting adjustments; (s) income (loss) from discontinued operations, net of tax; and (t) loss on sale of discontinued operations, net of tax.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$508	$323	$—	$—	$831
Total assets	4,601	4,229	2,444	1,783	623	13,680

March 31, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$510	$328	$—	$—	$838
Total assets	4,084	3,974	2,423	1,797	607	12,885

Selected Operating Results Three Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,671	$1,044	$722	$592	$90	$4,119
Net sales - intersegment	—	45	6	3	(54)	—
Net sales	$1,671	$1,089	$728	$595	$36	$4,119

Depreciation and amortization	$57	$43	$22	$19	$(7)	$134
Income tax provision (benefit)	28	12	18	23	(2)	79
Capital expenditures	34	18	22	20	(1)	93

Selected Operating Results Three Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,192	$792	$480	$425	$89	$2,978
Net sales - intersegment	—	25	4	—	(29)	—
Net sales	$1,192	$817	$484	$425	$60	$2,978

Depreciation and amortization	$65	$43	$22	$17	$(6)	$141
Income tax provision	17	2	14	29	6	68
Capital expenditures	41	18	28	29	(2)	114

Selected Operating Results Six Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,127	$2,112	$1,388	$1,166	$181	$7,974
Net sales - intersegment	—	97	12	5	(114)	—
Net sales	$3,127	$2,209	$1,400	$1,171	$67	$7,974

Depreciation and amortization	$113	$87	$44	$37	$(13)	$268
Income tax provision (benefit)	45	23	36	86	(3)	187
Capital expenditures	79	33	36	49	(3)	194

Selected Operating Results Six Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$2,020	$1,461	$979	$770	$174	$5,404
Net sales - intersegment	—	43	10	7	(60)	—
Net sales	$2,020	$1,504	$989	$777	$114	$5,404

Depreciation and amortization	$114	$81	$42	$35	$(13)	$259
Income tax (benefit) provision	(16)	(8)	24	54	(15)	39
Capital expenditures	90	34	52	53	(3)	226
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income (loss) attributable to our common shareholder to segment income.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Net income (loss) attributable to our common shareholder	$237	$(37)	$477	$(116)
Net income attributable to noncontrolling interests	—	—	—	—
Income tax provision	79	68	187	39
Loss from discontinued operations, net of tax	2	11	65	29
Loss on sale of discontinued operations, net of tax	—	170	—	170
Income from continuing operations before income tax provision	318	212	729	122
Depreciation and amortization	134	141	268	259
Interest expense and amortization of debt issuance costs	60	70	119	140
Adjustment to reconcile proportional consolidation(1)	15	15	29	29
Unrealized losses (gains) on change in fair value of derivative instruments, net	16	(6)	20	27
Realized losses (gains) on derivative instruments not included in segment income(2)	—	1	(1)	4
Loss on extinguishment of debt, net	64	—	62	—
Restructuring and impairment expenses (reversal), net	—	7	(2)	8
Loss (gain) on sale of assets, net	2	—	2	(2)
Purchase price accounting adjustments(3)	—	1	—	29
Metal price lag	(59)	12	(113)	32
Business acquisition and other related costs(4)	—	—	—	11
Other, net(5)	3	2	(5)	49
Segment income	$553	$455	$1,108	$708
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
(5)For the six months ended September 30, 2021, other, net primarily relates to $29 million of interest income recognized as a result of Brazilian tax litigation settlements, partially offset by $18 million from the release of certain outstanding receivables. For the six months ended September 30, 2020, other, net primarily relates to a charitable contribution for COVID-19 relief as well as interest income.
The following table displays segment income by reportable segment.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
North America	$227	$205	$399	$283
Europe	78	63	180	83
Asia	92	74	180	149
South America	154	112	347	188
Eliminations and other	2	1	2	5
Segment income	$553	$455	$1,108	$708

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2021	2020	2021	2020
Can	$2,112	$1,455	$4,052	$2,835
Automotive	764	654	1,510	967
Aerospace and industrial plate	122	93	236	195
Specialty	1,121	776	2,176	1,407
Net sales	$4,119	$2,978	$7,974	$5,404

Major Customers
The following table displays customers representing 10% or more of our total net sales for any of the periods presented and their respective percentage of total net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Ball	16%	14%	16%	15%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Purchases from Rio Tinto as a percentage of total combined metal purchases	8%	9%	8%	8%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
19. SUBSEQUENT EVENTS
ABL Revolver Amendment
In October 2021, we entered into an amendment to our existing ABL Revolver. Prior to the USD LIBOR transition date, loans denominated in USD under the ABL Revolver will continue to bear interest at a rate of LIBOR plus a spread of 1.25% to 1.75% based on excess availability. The amendment provides that on and after the USD LIBOR transition date, loans denominated in USD will bear interest at a rate of the applicable replacement reference plus a spread of 1.25% to 1.75% as adjusted under the terms of the ABL Revolver based on excess availability. In the case of USD loans accruing interest at Daily Simple SOFR, the margin adjustment is 0.11448% so the applicable interest rate would be Daily Simple SOFR plus a spread of approximately 1.36% to 1.86% depending on availability. The USD LIBOR transition date is defined as the earlier of (a) when the ICE Benchmark Administration ceases to provide the USD LIBOR and there is no available tenor of USD LIBOR or the Financial Conduct Authority announces all available tenors of USD LIBOR are no longer representative or (b) an early opt-in effective date. The ABL Revolver also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greater of a prime rate or an adjusted federal funds rate) plus a prime spread of .25% to .75% based on excess availability. The amendment also provides for replacement reference rates for loans denominated in euros, British pounds, and Swiss francs upon the transition event applicable to each such currency.

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
OVERVIEW AND REFERENCES
Novelis Inc. is driven by its purpose of shaping a sustainable world together. We are a global leader in the production of innovative aluminum products and solutions and the world’s largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers, as well as our customers in the aerospace, automotive, beverage can, and specialties industries throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco Industries Limited, an industry leader in aluminum and copper, and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. As of September 30, 2021, we had manufacturing operations in nine countries on four continents, through 33 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
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
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and continues to integrate the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, we now expect to generate over $220 million in synergies, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. Since closing the transaction, $96 million of run-rate cost synergies have been achieved through September 30, 2021.
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
Like most companies, Novelis has experienced increased inflationary cost pressures this fiscal year resulting from global supply chain disruptions impacting the availability and price of materials and services including freight, energy, coatings, and alloys. We believe we are adequately prepared to maintain current production levels and service our customers without disruptions. However, we cannot project how long supply chain disruptions will last. While our near-term results are being negatively impacted by these higher costs, we have been able to mitigate the inflationary impact through a combination of hedging, passing through costs to customers, favorable pricing environments and increased recycling benefits.
We believe the long-term trends for flat-rolled aluminum products remain strong and there are several opportunities to grow Novelis’ business organically through debottlenecking, recycling, and other capacity investments over the next five years. Economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate plastics, continue to support long-term increasing global demand for aluminum and rolled products.

We expect our future capital investment plans to be focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. In October 2021, we announced plans to invest approximately $130 million at our Oswego, New York (U.S.) plant to meet growing customer demand for sustainable, aluminum flat-rolled products. We expect the project to increase hot mill capacity by 124 kt, with a total expected increase of finished goods capacity estimated in the range of 65 kt, and enhance batch annealing capabilities used to finish automotive sheet.
With the exception of China, where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for recyclable aluminum beverage cans and bottles. In the first half of fiscal 2022, we completed an investment to expand the rolling and recycling capability, each by 100 kt, in our Pindamonhangaba, Brazil plant to support this demand and continue to evaluate opportunities for additional capacity expansion across regions.
Near-term demand for aluminum automotive sheet is being impacted by the semiconductor shortage in the automotive industry, and we expect uneven demand to continue through the remainder of fiscal 2022. However, long-term demand continues to grow and has driven our recent investments in automotive sheet finishing capacity in Guthrie, Kentucky (U.S.) and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, such as electric vehicle battery enclosures, as companies respond to stricter government emissions and fuel economy regulations, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. We have also announced plans to invest approximately $375 million to expand cold rolling and recycling capacity in Zhenjiang, China to integrate our automotive business in Asia.
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
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a net carbon-neutral company by 2050 or sooner and reducing our carbon footprint 30% by 2026, based on a baseline of fiscal 2016. In addition, we have added targets to reduce waste to landfills by 20%, energy intensity by 10%, and water consumption by 10%, each by 2026, based on a baseline of fiscal 2016.
We plan to continue increasing the use of recycled content in our products, as appropriate, and engaging with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set new targets to reshape a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership and technical roles at Novelis in order to create and foster the next generation of female scientists and engineers.
Novelis is committed to increasing the representation of women in the company to 30% in senior leadership positions and 15% in senior technical roles by 2024. To achieve these goals, the company has established a global Diversity & Inclusion board, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide everyone with a sense of belonging and different backgrounds and perspectives are embraced and valued.
Equally important is Novelis' work with the communities in which our employees live and work and our longstanding, industry-leading commitment to safety. With firmly established community engagement programs, the company commits to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing STEM education, raising recycling awareness, and fostering better overall community health and well-being.

COVID-19 Response
The COVID-19 pandemic continues to cause some travel and business disruption and economic volatility.
With our primary focus being the health and well-being of our employees, we continue to monitor the changing landscape with respect to COVID-19 and take actions to manage our business and support our customers. We have bolstered our own Environmental Health and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, clock-in areas, and smoking areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. We are also encouraging all employees to get the vaccine to help further ensure the health of our employees and communities and now require individuals entering certain Novelis facilities and offices to be fully vaccinated. On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative COVID-19 test result at least once a week. The Department of Labor’s Occupational Safety and Health Administration is currently drafting an emergency regulation to carry out this mandate. We cannot predict with certainty the impact this may have on our operations.
Liquidity Position
We believe that we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.1 billion of liquidity at September 30, 2021.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, as well as organic strategic capacity expansions projects. We expect total capital spending to be in the range of $600 million to $700 million for the full fiscal year 2022. This includes approximately $300 million for maintenance spend as well as strategic spending to complete automotive capacity expansions now commissioning in the U.S. and China, the Brazil rolling and casting capacity expansion, and the initial spend associated with our strategic capacity expansion in Zhenjiang, China and Oswego, New York (U.S.).
Market Trends
Demand for lightweight, highly recyclable aluminum beverage packaging, which represents the largest share of our shipment product portfolio, remains strong across all regions.
Demand for aluminum sheet across specialties markets, including electronics, electric vehicle battery enclosures, painted products, container foil, and building and construction markets also remains high.
While we believe long-term demand trends are intact, the current global semiconductor shortage impacting the automotive industry has resulted in temporary automotive customer shutdowns and has reduced near-term demand for automotive aluminum sheet. However, sales to other product markets experiencing strong demand such as beverage can and specialties are helping to mitigate this impact. In aerospace, while we are seeing some improvement in bookings, we expect continued lower consumer air travel to result in soft demand for aerospace sheet in fiscal 2022.
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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2021	2020		2021	2020
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,523	$1,602	57%	$2,213	$1,489	49%
Average cash price during the period	2,648	1,706	55	2,528	1,600	58
Closing cash price as of end of period	2,851	1,737	64	2,851	1,737	64
The weighted average local market premium are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2021	2020		2021	2020
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$510	$175	191%	$454	$149	205%
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
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income from continuing operations before income tax provision and net income (loss). Gains and losses on metal derivative contracts are not recognized in segment income until realized.

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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2021	March 31, 2021	2021	2020	2021	2020
Euro per U.S. dollar	0.863	0.851	0.851	0.845	0.841	0.872
Brazilian real per U.S. dollar	5.439	5.697	5.235	5.438	5.224	5.441
South Korean won per U.S. dollar	1,185	1,134	1,166	1,183	1,142	1,203
Canadian dollar per U.S. dollar	1.267	1.257	1.260	1.326	1.243	1.352
Swiss franc per euro	1.081	1.106	1.079	1.077	1.088	1.070

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended September 30, 2021, we reported net income attributable to our common shareholder of $237 million, an increase of 741% compared to a net loss of $37 million in the comparable prior year period, and segment income of $553 million, an increase of 22% compared to $455 million in the comparable prior year period. The improvement in operational performance was primarily driven by strong market demand primarily in the beverage can and specialty segments and favorable metal costs, partially offset by a loss on extinguishment of debt, net in the current period of $64 million. The prior year period also included a net loss from discontinued operations of $181 million.
For the six months ended September 30, 2021, we reported net income attributable to our common shareholder of $477 million, an increase of 511% compared to a net loss of $116 million in the comparable prior year period, and segment income of $1.1 billion, an increase of 56% compared to $708 million in the comparable prior year period. The improvement in operational performance was primarily driven by a broad recovery in sales compared to the prior year, which was significantly impacted by the COVID-19 pandemic, favorable metal costs, a $76 million gain on Brazilian tax litigation resulting from a favorable decision received in the first quarter of fiscal 2022, an increase in realized gains on change in fair value of derivative instruments, net, and more favorable non-operating net periodic benefit costs, partially offset by a loss on extinguishment of debt, net in the current period of $62 million. The prior year period net loss also included a loss from discontinued operations of $199 million, a $29 million purchase price accounting adjustment resulting from the relief of an inventory step-up, and $11 million of business acquisition and other related costs, all of which primarily related to the acquired Aleris business, in addition to a $50 million charitable donation to support COVID-19 relief efforts.
Further, these factors drove net cash provided by operating activities to $334 million for the six months ended September 30, 2021, a decrease of $8 million over the comparable prior year period, which was primarily a result of higher segment income and favorable metal price lag being more than offset by higher working capital requirements mainly driven by the sharp increase in aluminum prices.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	March 31, 2021	June 30, 2021	September 30, 2021
Net sales	$2,426	$2,978	$3,241	$3,631	$12,276	$3,855	$4,119
Percentage (decrease) increase in net sales versus comparable prior year period	(17)%	4%	19%	33%	9%	59%	38%
Rolled product shipments:
North America	272	367	347	362	1,348	358	375
Europe	212	240	253	272	977	279	260
Asia	184	178	184	201	747	192	197
South America	113	148	158	159	578	157	147
Eliminations	(7)	(10)	(9)	(11)	(37)	(13)	(11)
Total	774	923	933	983	3,613	973	968

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(6)%	28%	29%	36%	21%	32%	2%
Europe	(9)	(2)	13	24	6	32	8%
Asia	—	1	6	9	4	4	11%
South America	(19)	5	8	7	1	39	(1)%
Total	(7)%	11%	17%	21%	10%	26%	5%
Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net sales was $4.1 billion for the three months ended September 30, 2021, an increase of 38% from the comparable prior year period, primarily driven by higher average aluminum prices and a 5% increase in total flat-rolled product shipments compared to the prior year due to strong market conditions particularly in the beverage can and specialty segments and a moderate recovery in aerospace shipments compared to the prior year.
Income from continuing operations before income tax provision was $318 million for the three months ended September 30, 2021, compared to $212 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.4 billion for the three months ended September 30, 2021, an increase of 43% from the comparable prior year period, due to higher production volume and higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $881 million over the prior period.
Selling, General and Administrative Expenses
SG&A was $142 million for the three months ended September 30, 2021 compared to $129 million for the three months ended September 30, 2020. The increase is primarily due to higher variable and compensation costs in the current year, compared to temporary cost savings measures in the prior year enacted to mitigate the decline in sales due to the COVID-19 pandemic, partially offset by acquisition synergy cost savings.
Depreciation and Amortization
Depreciation and amortization was $134 million for the three months ended September 30, 2021 compared to $141 million for the three months ended September 30, 2020.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $60 million and $70 million for the three months ended September 30, 2021 and 2020, respectively. This decrease is primarily due to a decrease in average level of debt held during the current period.
Loss on Extinguishment of Debt, Net
We recorded a $64 million loss on extinguishment of debt, net for the three months ended September 30, 2021. This primarily related to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2016.
Restructuring and Impairment, Net
Restructuring and impairment expenses (reversal), net was net zero and an expense of $7 million for the three months ended September 30, 2021 and 2020, respectively. See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $20 million and an expense of $18 million for the three months ended September 30, 2021 and 2020, respectively. The change primarily relates to more favorable realized gains on change in fair value of derivatives, net, a decrease in non-operating net periodic benefit cost, and favorable currency gains in the current period, partially offset by an increase in unrealized losses on change in fair value of derivatives, net.
Taxes
We recognized $79 million of income tax provision for the three months ended September 30, 2021, which resulted in an effective tax rate of 25%. This rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by changes to the Brazilian real foreign exchange rate, income not subject to tax, and tax credits. We recognized $68 million of income tax benefit in the comparable prior year period, which resulted in an effective tax rate of 32%.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.

The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of net income (loss) attributable to our common shareholder to segment income, see Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,671	$1,089	$728	$595	$36	$4,119
Shipments (in kt):
Rolled products - third party	375	251	196	146	—	968
Rolled products - intersegment	—	9	1	1	(11)	—
Total rolled products	375	260	197	147	(11)	968
Non-rolled products	3	26	4	21	(4)	50
Total shipments	378	286	201	168	(15)	1,018

Selected Operating Results Three Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,192	$817	$484	$425	$60	$2,978
Shipments (in kt):
Rolled products - third party	367	232	176	148	—	923
Rolled products - intersegment	—	8	2	—	(10)	—
Total rolled products	367	240	178	148	(10)	923
Non-rolled products	8	25	1	22	—	56
Total shipments	375	265	179	170	(10)	979
The following table reconciles changes in segment income for the three months ended September 30, 2020 to the three months ended September 30, 2021.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended September 30, 2020	$205	$63	$74	$112	$1	$455
Volume	9	24	16	(2)	(2)	45
Conversion premium and product mix	20	(7)	32	7	—	52
Conversion costs	(17)	5	(28)	17	5	(18)
Foreign exchange	(1)	5	1	19	1	25
Selling, general & administrative and research & development costs(2)	(7)	(5)	(2)	(6)	—	(20)
Other changes(3)	18	(7)	(1)	7	(3)	14
Segment income - Three Months Ended September 30, 2021	$227	$78	$92	$154	$2	$553
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
(3)Other changes in North America primarily relates to a $10 million reduction in non-operating net periodic benefit costs resulting from recent pension plan freezes. See Note 10 – Postretirement Benefit Plans for further information.

North America
Net sales increased $479 million, or 40%, primarily driven by higher can volumes due to strong market demand and higher average aluminum prices, partially offset by lower automotive shipments as a result of the semiconductor shortage impact on the automotive industry. Segment income was $227 million, an increase of 11%, primarily driven by higher volume, favorable product mix and price, a decrease in non-operating net periodic benefit costs, and favorable metal costs, partially offset by higher operating costs due to inflation and higher SG&A costs compared to prior year temporary cost reduction initiatives.
Europe
Net sales increased $272 million, or 33%, primarily driven by strong can shipments, higher specialty shipments, and higher average aluminum prices, partially offset by lower automotive shipments as a result of the semiconductor shortage impact on the automotive industry. Segment income was $78 million, an increase of 24%, primarily driven by higher volume, favorable metal costs and foreign exchange, partially offset by higher production and SG&A costs compared to prior year temporary cost reduction initiatives and inflation.
Asia
Net sales increased $244 million, or 50%, primarily driven by higher automotive and can shipments and higher average aluminum prices. Segment income was $92 million, an increase of 24%, primarily driven by higher volume, favorable product mix and price, and favorable metal costs, partially offset by higher operating costs compared to prior year due to temporary cost reduction initiatives and inflation.
South America
Net sales increased $170 million, or 40%, primarily driven by higher average aluminum prices. Segment income was $154 million, an increase of 38%, primarily driven by favorable metal costs and foreign exchange, offset by higher operating and SG&A compared to prior year due to temporary cost reduction initiatives and inflation.
Six Months Ended September 30, 2021 Compared to the Six Months Ended September 30, 2020
Net sales were $8.0 billion for the six months ended September 30, 2021, an increase of 48% from the comparable prior year period, primarily driven by higher total shipments compared to the prior year significantly impacted by reduced demand due to the COVID-19 pandemic, as well as higher average aluminum prices.
Income from continuing operations before income tax provision was $729 million for the six months ended September 30, 2021, compared to $122 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $6.5 billion for the six months ended September 30, 2021, an increase of 46% from the comparable prior year period, driven by higher production volume and higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.7 billion over the prior period.
Selling, General and Administrative Expenses
SG&A was $301 million for the six months ended September 30, 2021 compared to $251 million for the six months ended September 30, 2020. The increase is primarily due to higher variable and compensation costs in the current year, compared to temporary cost savings measures in the prior year enacted to mitigate the decline in sales due to the COVID-19 pandemic, partially offset by acquisition synergy cost savings.
Depreciation and Amortization
Depreciation and amortization was $268 million for the six months ended September 30, 2021 quarter compared to $259 million for the six months ended September 30, 2020.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $119 million and $140 million for the six months ended September 30, 2021 and 2020, respectively. This decrease is primarily due to a decrease in average level of debt held during the current period.

Loss on Extinguishment of Debt, Net
We recorded a $62 million in loss on extinguishment of debt, net for the six months ended September 30, 2021. This primarily related to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2016.
Restructuring and Impairment, Net
Restructuring and impairment expenses (reversal), net was a net reversal of expense of $2 million and an expense of $8 million for the six months ended September 30, 2021 and 2020, respectively. See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $84 million and an expense of $93 million for the six months ended September 30, 2021 and 2020, respectively. This change primarily relates to a gain of $76 million on Brazilian tax litigation related to a favorable decision received in the current year regarding the calculation basis of certain tax overpayments, a $50 million charitable contribution made during the prior year to support COVID-19 relief efforts, a $43 million increase in realized derivatives gains in the current year, and a $26 million decrease in non-operating net periodic benefit cost in the current year, partially offset by an $18 million release of certain receivables in the current year.
Taxes
We recognized $187 million of income tax provision for the six months ended September 30, 2021, which resulted in an effective tax rate of 26%. This rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by tax credits, income not subject to tax and the enacted rate change in the United Kingdom. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million. We recognized $39 million of income tax provision in the prior comparable period which resulted in an effective tax rate of 33%.
Segment Review

Selected Operating Results Six Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,127	$2,209	$1,400	$1,171	$67	$7,974
Shipments
Rolled products - third party	733	519	386	303	—	1,941
Rolled products - intersegment	—	20	3	1	(24)	—
Total rolled products	733	539	389	304	(24)	1,941
Non-rolled products	6	58	6	42	(9)	103
Total shipments	739	597	395	346	(33)	2,044

Selected Operating Results Six Months Ended September 30, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,020	$1,504	$989	$777	$114	$5,404
Shipments
Rolled products - third party	639	440	358	260	—	1,697
Rolled products - intersegment	—	12	4	1	(17)	—
Total rolled products	639	452	362	261	(17)	1,697
Non-rolled products	20	42	2	47	(7)	104
Total shipments	659	494	364	308	(24)	1,801

The following table reconciles changes in segment income for the six months ended September 30, 2020 to the six months ended September 30, 2021.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Six Months Ended September 30, 2020	$283	$83	$149	$188	$5	$708
Volume	91	96	23	46	(11)	245
Conversion premium and product mix	83	15	40	(1)	—	137
Conversion costs	(53)	(11)	(27)	41	11	(39)
Foreign exchange	(4)	16	1	23	—	36
Selling, general & administrative and research & development costs(2)	(31)	(10)	(6)	(12)	2	(57)
Other changes(3)(4)	30	(9)	—	62	(5)	78
Segment income - Six Months Ended September 30, 2021	$399	$180	$180	$347	$2	$1,108
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
(3)Other changes in North America primarily relates to a $19 million reduction in non-operating net periodic benefit costs resulting from recent pension plan freezes. See Note 10 – Postretirement Benefit Plans for further information.
(4)Other changes in South America includes the principal portion, net of litigation expenses, of a non-recurring gain on Brazilian tax litigation of $47 million recognized during fiscal 2022. See Note 17 – Commitments and Contingencies for further information.
North America
Net sales increased $1.1 billion, or 55%, driven by higher specialty, automotive, and can shipments and higher average aluminum prices. Segment income was $399 million, an increase of 41%, primarily driven by higher volume, favorable product mix and price, favorable metal costs, and a decrease in non-operating net periodic benefit costs, partially offset by higher operating costs due to inflation and higher production and SG&A costs compared to prior year temporary cost reduction initiatives.
Europe
Net sales increased $705 million, or 47%, driven by recovery in automotive and specialty shipments compared to the prior year impacted by COVID-19, higher can and aerospace shipments, and higher average aluminum prices. Segment income was $180 million, an increase of 117%, primarily driven by higher volume, favorable metal costs, favorable product mix with the recovery of automotive and higher aerospace shipments, and foreign exchange, partially offset by higher operating costs due to inflation and higher production.
Asia
Net sales increased $411 million, or 42%, driven by higher automotive and can shipments and higher average aluminum prices. Segment income was $180 million, an increase of 21%, primarily due to higher volume, favorable product mix and price, and favorable metal costs, partially offset by higher operating costs due to inflation and higher production and SG&A costs compared to prior year temporary cost reduction initiatives.
South America
Net sales increased $394 million, or 51%, driven by higher can shipments compared to the prior year impacted by COVID-19 related customer shutdowns. Segment income was $347 million, an increase of 85%, primarily due to higher volume, $47 million from the principal amount, net of litigation expenses, of a gain on Brazilian tax litigation settlement in the current year, favorable metal costs, and favorable foreign exchange, partially offset by operating costs due to inflation and higher production and SG&A costs compared to prior year temporary cost reduction initiatives.

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
Available Liquidity
Our available liquidity as of September 30, 2021 and March 31, 2021 is as follows.

in millions	September 30, 2021	March 31, 2021
Cash and cash equivalents	$659	$998
Availability under committed credit facilities	1,490	1,223
Total available liquidity	$2,149	$2,221
The decrease in total available liquidity primarily relates to a decrease in cash and cash equivalents primarily resulting from financing activities during the period, partially offset by an increase in availability under committed credit facilities caused by the impacts of increased metal prices on our borrowing base. See Note 8 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents above includes cash held in foreign countries in which we operate. As of September 30, 2021, we held $8 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2021, we held $589 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2021, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
Non-Guarantor Information
As of September 30, 2021, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2021)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2021)	17%
Assets owned by non-guarantor subsidiaries (as of September 30, 2021)	16%
In addition, for the six months ended September 30, 2021 and 2020, the Company’s subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.8 billion and $1.4 billion, respectively, and as of September 30, 2021, those subsidiaries had assets of $3.1 billion and debt and other liabilities of $1.9 billion (including intercompany balances).

Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of free cash flow.
The following table displays the free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2021	2020	Change
Net cash provided by operating activities - continuing operations	$339	$373	$(34)
Net cash used in investing activities - continuing operations	(181)	(2,826)	2,645
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	—	2,614	(2,614)
Plus: Accrued merger consideration(1)	—	10	(10)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	—	(2)	2
Free cash flow from continuing operations	158	169	(11)
Net cash used in operating activities - discontinued operations	(5)	(31)	26
Net cash provided by investing activities - discontinued operations	—	217	(217)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(2)	—	(223)	223
Free cash flow	$153	$132	$21
Ending cash and cash equivalents	$659	$1,627	$(968)
_________________________
(1)The total of acquisition of business, net of cash and restricted cash acquired and accrued merger consideration, represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $41 million of discontinued operations cash and cash equivalents acquired, and $9 million of restricted cash.
(2)Proceeds from the sales of assets and business, net of transaction fees, cash and income taxes and hedging - discontinued operations represents the proceeds from the sale of Duffel, net of cash sold of $23 million.
Cash Flow Summary

	Six Months Ended September 30,
in millions	2021	2020	Change
Net cash provided by operating activities	$334	$342	$(8)
Net cash used in investing activities	(181)	(2,609)	2,428
Net cash (used in) provided by financing activities	(513)	1,496	(2,009)
Operating Activities
The decrease in net cash provided by operating activities primarily relates to changes in working capital mainly impacted by increasing aluminum prices and local market premiums, mostly offset by higher segment income and favorable metal price lag.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $194 million during the six months ended September 30, 2021. The change in investing activities over the prior year primarily relates to costs associated with the acquisition of Aleris during the six months ended September 30, 2020.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2021.

Six Months Ended September 30,
in millions	2021
3.25% Senior Notes, due November 2026(1)	$750
3.875% Senior Notes, due August 2031(1)	750
Floating rate Term Loan Facility, due March 2028	20
Proceeds from issuance of long-term and short-term borrowings	$1,520
_________________________
(1)The proceeds from the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031 were used to redeem the $1.5 billion principal amount outstanding on the 5.875% Senior Notes, due September 2026.
The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2021.

Six Months Ended September 30,
in millions	2021
5.875% Senior Notes, due September 2026(1)	$(1,551)
Floating rate Term Loan Facility, due June 2022	(229)
Zhenjiang Term Loans, due May 2024	(129)
Finance leases and other repayments	(5)
Floating rate Term Loan Facility, due January 2025	(4)
Short-term borrowings in Brazil	(3)
Floating rate Term Loan Facility, due March 2028	(2)
Principal payments of long-term and short-term borrowings	$(1,923)
_________________________
(1)This represents the $1.5 billion principal on the 5.875% Senior Notes, due September 2026 that was redeemed during the period through the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031. An additional $51 million payment was made using cash on hand for the resulting redemption premium.
The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2021.

Six Months Ended September 30,
in millions	2021
China credit facility	$22
ABL Revolver	9
Korea credit facility	(17)
Revolving credit facilities and other, net	$14
In addition to the activities shown in the tables above during the six months ended September 30, 2021, we paid $24 million in debt issuance costs, $22 million of which related to the issuance of new Senior Notes in the period and $2 million related to prior period issuances. We also paid a return of capital to our shareholder in the amount of $100 million.

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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2021 and March 31, 2021, we are not involved in any unconsolidated SPE transactions.
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

CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework which laid out the general guidelines for use of post-maintenance capital expenditure free cash flow for the next five years. The priority is organic growth capital expenditures in the order of magnitude of approximately $1.5 billion, $2.6 billion in debt reduction from its recent peak in the first quarter of fiscal 2021 post Aleris acquisition, targeting a medium-term net leverage ratio of approximately 2.5x, and guiding approximately 8% to 10% of post-maintenance capital expenditure free cash flow to be returned to Hindalco. Payments to our shareholder are at the discretion of the board of directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
During the second quarter of fiscal 2022, we paid a return of capital to our common shareholder in the amount of $100 million.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies; statements about our expectation that we will be able to fund our continued expansions and capital spending, service our debt obligations and provide sufficient liquidity to operate our business, expectations on demand for our products in various markets and our ability to support this demand, and the expected continuing impacts of the ongoing COVID-19 pandemic. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of our acquisition of Aleris Corporation, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation including pending and future litigation settlements, environmental remediation and clean-up costs, breakdown of equipment and other events; ability to manage existing facilities and workforce to operate the business; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the ongoing COVID-19 outbreak; changes in government regulations, particularly those affecting taxes, tax policies and effective tax rates, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2021, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(272)
Copper	(10)	(1)
Zinc	(10)	—
Local market premiums	10	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2021, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Electricity	(10)%	$—
Natural gas	(10)	(6)
Diesel fuel	(10)	(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2021, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(30)
Euro	(10)	(39)
Korean won	(10)	(71)
Canadian dollar	(10)	(4)
British pound	(10)	(19)
Swiss franc	(10)	(37)
Chinese yuan	10	(1)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
We completed the acquisition of Aleris on April 14, 2020, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended September 30, 2021. During the time since the acquisition, we have assessed the control environment of Aleris and made certain changes to Aleris' internal control over financial reporting to integrate Aleris into Novelis' internal control over financial reporting. We now consider Aleris to be included in the scope of our assessment of internal control over financial reporting.
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
4.1
2026 Notes Indenture, dated as of August 11, 2021, among Novelis Corporation, Novelis Inc., the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312)).

4.2	Form of 3.250% Senior Note due 2026 (included in Exhibit 4.1).
4.3
2031 Notes Indenture, dated as of August 11, 2021, among Novelis Corporation, Novelis Inc., the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312)).

4.4	Form of 3.875% Senior Note due 2031 (included in Exhibit 4.3).
10.1
Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of October 7, 2021, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent

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
Date: November 3, 2021