Form 10-Q
period 2021-12-31
Novelis Inc.
filed 2022-02-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 4, 2022, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant’s outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant’s parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
Duffel	Plant located in Duffel, Belgium, required to be divested (Refer to Note 3 – Discontinued Operations)
Adjusted EBITDA	Equivalent to segment income as defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2019	Fiscal year ended March 31, 2019
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ending March 31, 2022
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Hindalco SARs	Hindalco Stock Appreciation Rights
kt	kilotonne (One kt is 1,000 metric tonnes.)
Kobe	Kobe Steel, Ltd.
Lewisport	Plant located in Lewisport, Kentucky, required to be divested (Refer to Note 3 – Discontinued Operations)
Logan	Logan Aluminum Inc.
LME	The London Metals Exchange
LMP	Local market premium
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSU	Restricted stock unit
SEC	United States Securities and Exchange Commission
Segment income	As defined in Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information
SG&A	Selling, general and administrative expenses
SPE	Special purpose entity
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
VIE	Variable interest entity
2021 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 as filed with the SEC on May 12, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Net sales	$4,326	$3,241	$12,300	$8,645
Cost of goods sold (exclusive of depreciation and amortization)	3,613	2,578	10,150	7,063
Selling, general and administrative expenses	156	149	457	400
Depreciation and amortization	137	137	405	396
Interest expense and amortization of debt issuance costs	54	66	173	206
Research and development expenses	23	20	68	57
Loss on extinguishment of debt, net	1	—	63	—
Restructuring and impairment expenses, net	3	20	1	28
Equity in net (income) loss of non-consolidated affiliates	(7)	3	(8)	1
Business acquisition and other related costs	—	—	—	11
Other (income) expenses, net	(2)	(7)	(86)	86
	3,978	2,966	11,223	8,248
Income from continuing operations before income tax provision	348	275	1,077	397
Income tax provision	89	80	276	119
Net income from continuing operations	259	195	801	278
Income (loss) from discontinued operations, net of tax	3	(18)	(62)	(47)
Loss on sale of discontinued operations, net of tax	—	—	—	(170)
Net income (loss) from discontinued operations	3	(18)	(62)	(217)
Net income	262	177	739	61
Net income attributable to noncontrolling interests	—	1	—	1
Net income attributable to our common shareholder	$262	$176	$739	$60
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Net income	$262	$177	$739	$61
Other comprehensive income (loss):
Currency translation adjustment	6	170	(28)	321
Net change in fair value of effective portion of cash flow hedges	162	35	(43)	(36)
Net change in pension and other benefits	7	—	17	87
Other comprehensive income (loss) before income tax effect	175	205	(54)	372
Income tax provision (benefit) related to items of other comprehensive income (loss)	43	12	(5)	14
Other comprehensive income (loss), net of tax	132	193	(49)	358
Comprehensive income	394	370	690	419
Comprehensive income attributable to noncontrolling interests, net of tax	1	2	1	5
Comprehensive income attributable to our common shareholder	$393	$368	$689	$414
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$808	$998
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 and $5 as of December 31, 2021 and March 31, 2021, respectively)	2,247	1,687
— related parties	260	166
Inventories	2,912	1,928
Prepaid expenses and other current assets	155	198
Fair value of derivative instruments	217	137
Assets held for sale	5	5
Current assets of discontinued operations	6	15
Total current assets	6,610	5,134
Property, plant and equipment, net	4,614	4,687
Goodwill	1,082	1,083
Intangible assets, net	637	696
Investment in and advances to non–consolidated affiliates	840	838
Deferred income tax assets	125	130
Other long–term assets
— third parties	280	316
— related parties	1	1
Total assets	$14,189	$12,885

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long–term debt	$340	$71
Short–term borrowings	373	236
Accounts payable
— third parties	3,147	2,498
— related parties	356	230
Fair value of derivative instruments	407	280
Accrued expenses and other current liabilities	727	670
Current liabilities of discontinued operations	21	16
Total current liabilities	5,371	4,001
Long–term debt, net of current portion	4,984	5,653
Deferred income tax liabilities	223	162
Accrued postretirement benefits	841	878
Other long–term liabilities	294	305
Total liabilities	11,713	10,999
Commitments and contingencies
Shareholder’s equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of December 31, 2021 and March 31, 2021	—	—
Additional paid–in capital	1,304	1,404
Retained earnings	1,603	864
Accumulated other comprehensive loss	(416)	(366)
Total equity of our common shareholder	2,491	1,902
Noncontrolling interests	(15)	(16)
Total equity	2,476	1,886
Total liabilities and equity	$14,189	$12,885
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 6 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
in millions	2021	2020
OPERATING ACTIVITIES
Net income	$739	$61
Net loss from discontinued operations	(62)	(217)
Net income from continuing operations	$801	$278
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	405	396
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	17	(8)
Gain on sale of business	(15)	—
Loss on sale of assets	5	—
Loss on extinguishment of debt, net	63	—
Deferred income taxes, net	75	1
Equity in net (income) loss of non-consolidated affiliates	(8)	1
Gain on foreign exchange remeasurement of debt	(6)	(2)
Amortization of debt issuance costs and carrying value adjustments	14	21
Other, net	6	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(702)	(174)
Inventories	(1,036)	83
Accounts payable	843	154
Other assets	24	68
Other liabilities	17	(170)
Net cash provided by operating activities - continuing operations	503	648
Net cash provided by (used in) operating activities - discontinued operations	12	(78)
Net cash provided by operating activities	$515	$570
INVESTING ACTIVITIES
Capital expenditures	$(287)	$(333)
Acquisition of business, net of cash and restricted cash acquired	—	(2,614)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	4
Proceeds from the sale of a business	9	—
Proceeds from investment in and advances to non-consolidated affiliates, net	1	10
Outflows from the settlement of derivative instruments, net	(11)	(3)
Other	11	9
Net cash used in investing activities - continuing operations	(277)	(2,927)
Net cash provided by investing activities - discontinued operations	—	357
Net cash used in investing activities	$(277)	$(2,570)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,670	$1,972
Principal payments of long-term and short-term borrowings	(2,034)	(589)
Revolving credit facilities and other, net	39	(609)
Debt issuance costs	(25)	(25)
Contingent consideration paid in acquisition of business	—	(9)
Return of capital to our common shareholder	(100)	—
Net cash (used in) provided by financing activities - continuing operations	(450)	740
Net cash used in financing activities - discontinued operations	—	(2)
Net cash (used in) provided by financing activities	$(450)	$738
Net decrease in cash, cash equivalents and restricted cash	(212)	(1,262)
Effect of exchange rate changes on cash	7	53
Cash, cash equivalents and restricted cash — beginning of period	1,027	2,402
Cash, cash equivalents and restricted cash — end of period	$822	$1,193

Cash and cash equivalents	$808	$1,164
Restricted cash (Included in other long–term assets)	14	15
Restricted cash (Included in prepaid expenses and other current assets)	—	14
Cash, cash equivalents and restricted cash — end of period	$822	$1,193

Supplemental Disclosures:
Accrued capital expenditures as of December 31	$67	$72
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2020	1,000	$—	$1,404	$628	$(620)	$(51)	$1,361
Net income attributable to our common shareholder	—	—	—	60	—	—	60
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	321	—	321
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $7 included in accumulated other comprehensive loss	—	—	—	—	(29)	—	(29)
Change in pension and other benefits, net of tax provision of $21 included in accumulated other comprehensive loss	—	—	—	—	62	4	66
Balance as of December 31, 2020	1,000	$—	$1,404	$688	$(266)	$(46)	$1,780

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2021	1,000	$—	$1,404	$864	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	739	—	—	739
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	(28)	—	(28)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $11 included in accumulated other comprehensive loss	—	—	—	—	(32)	—	(32)
Change in pension and other benefits, net of tax provision of $6 included in accumulated other comprehensive loss	—	—	—	—	10	1	11
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of December 31, 2021	1,000	$—	$1,304	$1,603	$(416)	$(15)	$2,476

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2020	1,000	$—	$1,404	$512	$(458)	$(48)	$1,410
Net income attributable to our common shareholder	—	—	—	176	—	—	176
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	170	—	170
Change in fair value of effective portion of cash flow hedges, net of tax provision of $12 included in accumulated other comprehensive loss	—	—	—	—	23	—	23
Change in pension and other benefits, net of tax provision of $0 included in accumulated other comprehensive loss	—	—	—	—	(1)	1	—
Balance as of December 31, 2020	1,000	$—	$1,404	$688	$(266)	$(46)	$1,780

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity
	Shares	Amount
Balance as of September 30, 2021	1,000	$—	$1,304	$1,341	$(547)	$(16)	$2,082
Net income attributable to our common shareholder	—	—	—	262	—	—	262
Currency translation adjustment included in accumulated other comprehensive loss	—	—	—	—	6	—	6
Change in fair value of effective portion of cash flow hedges, net of tax provision of $42 included in accumulated other comprehensive loss	—	—	—	—	120	—	120
Change in pension and other benefits, net of tax provision of $1 included in accumulated other comprehensive loss	—	—	—	—	5	1	6
Balance as of December 31, 2021	1,000	$—	$1,304	$1,603	$(416)	$(15)	$2,476
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
Organization and Description of Business
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. We have recycling operations in many of our plants to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap. As of December 31, 2021, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
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
Consolidation Policy
Our condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate intercompany accounts and transactions from our condensed consolidated financial statements.
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to our common shareholder includes our share of net income or loss of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non–consolidated affiliates and equity in net (income) loss of non-consolidated affiliates.
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
Our global operations, similar to those of many other large, multi-national corporations, have felt this impact on customer demand, disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers, mainly in the first quarter of fiscal 2021.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. BUSINESS COMBINATION
On April 14, 2020, Novelis completed its acquisition of 100% of the issued and outstanding shares of Aleris, a global supplier of rolled aluminum products.
The Company's condensed consolidated statement of operations for the nine months ended December 31, 2020 includes the results of operations for Aleris from the acquisition date of April 14, 2020 to December 31, 2020. The following unaudited supplemental pro forma combined financial information presents the Company’s results of operations for the three and nine months ended December 31, 2020 as if the acquisition of Aleris had occurred on April 1, 2019. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the Company’s operating results that may have actually occurred had the acquisition of Aleris been completed on April 1, 2019. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies, or other synergies that may be associated with the acquisition or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of Aleris.

	Three Months Ended December 31,	Nine Months Ended December 31,
in millions	2020	2020
Net sales	$3,241	$8,699
Net income	97	15
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
•an adjustment to interest expense to reflect the additional borrowings of the Company in conjunction with the acquisition and the repayment of Aleris’ historical debt in conjunction with the acquisition;
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
As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As of December 31, 2021, there has been no change to this fair value, and the receivable is included in other long–term assets in our condensed consolidated balance sheet as of December 31, 2021. There is no assurance as to when we expect the post-closing arbitration process to conclude or whether we will receive any of the contingent consideration.
On November 8, 2020, we entered into a definitive agreement with American Industrial Partners for the sale of Lewisport and closed the sale on November 30, 2020. Upon closing, we received $180 million in cash proceeds. In addition, we received $19 million for net working capital adjustments during the third quarter of fiscal 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three months ended December 31, 2021 was $3 million primarily related to reorganization activities resulting from the Aleris acquisition. Restructuring and impairment expenses, net for the nine months ended December 31, 2021 totaled a net expense of $1 million primarily related to reorganization activities resulting from the Aleris acquisition, mostly offset by a partial release of certain restructuring liabilities as a result of changes in estimated costs.
Restructuring and impairment expenses, net for the three and nine months ended December 31, 2020 totaled $20 million and $28 million in expenses, respectively, primarily related to severance and other employment costs resulting from the reorganization and right-sizing of the acquired Aleris business.
The following table summarizes our restructuring liability activity.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2020	$1	$21	$—	$12	$—	$34
Restructuring and impairment expenses, net	4	16	—	—	8	28
Cash payments	(3)	(15)	—	(3)	(4)	(25)
Foreign currency and other	—	1	—	—	—	1
Restructuring liability balance as of December 31, 2020	$2	$23	$—	$9	$4	$38

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2021	$3	$19	$—	$9	$3	$34
Restructuring and impairment expenses (reversal), net	2	(4)	2	1	—	1
Cash payments	(3)	(11)	(1)	(2)	(3)	(20)
Foreign currency and other	—	(1)	—	(1)	—	(2)
Restructuring liability balance as of December 31, 2021(1)	$2	$3	$1	$7	$—	$13
____________________
(1)As of December 31, 2021, the restructuring liability totaled $13 million with $7 million included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities on our accompanying condensed consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. INVENTORIES
Inventories consists of the following.

in millions	December 31, 2021	March 31, 2021
Finished goods	$697	$455
Work in process	1,327	874
Raw materials	667	407
Supplies	221	192
Inventories	$2,912	$1,928

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
Logan is a consolidated joint venture in which we hold 40% ownership. Our joint venture partner is Tri-Arrows. Logan processes metal received from Novelis and Tri-Arrows and charges the respective partner a fee to cover expenses. Logan is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Tri-Arrows to fund its operations. Novelis is considered the primary beneficiary and consolidates Logan since it has the power to direct activities that most significantly impact Logan's economic performance, an obligation to absorb expected losses, and the right to receive benefits that could potentially be significant to the VIE.
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

in millions	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3	$5
Accounts receivable, net	57	69
Inventories	98	81
Prepaid expenses and other current assets	4	4
Total current assets	162	159
Property, plant and equipment, net	22	19
Goodwill	12	12
Deferred income tax assets	56	57
Other long–term assets	8	8
Total assets	$260	$255
LIABILITIES
Current liabilities:
Accounts payable	$45	$38
Accrued expenses and other current liabilities	24	26
Total current liabilities	69	64
Accrued postretirement benefits	212	214
Other long–term liabilities	5	5
Total liabilities	$286	$283

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, Novelis is not considered the primary beneficiary, and UAL is accounted for as an equity method investment. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2021, each of the parties to the joint venture holds a 50% interest in the equity of UAL.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Net sales	$481	$307	$1,255	$872
Costs and expenses related to net sales	446	311	1,193	862
Income tax provision (benefit)	10	(2)	17	3
Net income (loss)	$25	$(2)	$45	$7

Purchases of tolling services from Alunorf	$87	$60	$226	$185
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	December 31, 2021	March 31, 2021
Accounts receivable, net — related parties	$260	$166
Other long–term assets — related parties	1	1
Accounts payable — related parties	356	230

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2021 and 2020, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2021 and March 31, 2021, there was $2 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During the three and nine months ended December 31, 2021, Novelis purchased less than $1 million and $2 million in raw materials from Hindalco, respectively.
Return of Capital
During the second quarter of fiscal 2022, we paid a return of capital to our common shareholder in the amount of $100 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. DEBT
Debt consists of the following.

	December 31, 2021				March 31, 2021
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short–term borrowings	2.65%	$373	$—	$373	$236	$—	$236
Floating rate Term Loan Facility, due June 2022	2.07%	315	(1)	314	648	(5)	643
Floating rate Term Loan Facility, due January 2025	1.97%	761	(11)	750	767	(15)	752
Floating rate Term Loan Facility, due March 2028	2.22%	496	(8)	488	480	(9)	471
Zhenjiang Term Loans, due May 2024		—	—	—	124	2	126
5.875% Senior Notes, due September 2026		—	—	—	1,500	(13)	1,487
3.25% Senior Notes, due November 2026	3.25%	750	(10)	740	—	—	—
3.375% Senior Notes, due April 2029	3.375%	569	(11)	558	588	(13)	575
4.75% Senior Notes, due January 2030	4.75%	1,600	(26)	1,574	1,600	(28)	1,572
3.875% Senior Notes, due August 2031	3.875%	750	(10)	740	—	—	—
China Bank loans, due August 2027	4.90%	78	—	78	76	—	76
1.8% Brazil Loan due June 2023	1.80%	30	—	30	—	—	—
1.8% Brazil Loan due December 2023	1.80%	20	—	20	—	—	—
Finance lease obligations and other debt, due through June 2028(3)	2.25%	32	—	32	22	—	22
Total debt		$5,774	$(77)	$5,697	$6,041	$(81)	$5,960
Less: Short–term borrowings		(373)	—	(373)	(236)	—	(236)
Less: Current portion of long–term debt		(341)	1	(340)	(71)	—	(71)
Long–term debt, net of current portion		$5,060	$(76)	$4,984	$5,734	$(81)	$5,653
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2021 and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)During the nine months ended December 31, 2021, Novelis obtained $17 million of leased assets in exchange for new finance lease liabilities.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2021 for our debt denominated in foreign currencies are as follows (in millions).

As of December 31, 2021	Amount
Short-term borrowings and current portion of long-term debt due within one year	$714
2 years	81
3 years	32
4 years	758
5 years	776
Thereafter	3,413
Total	$5,774
Short-Term Borrowings
As of December 31, 2021, our short-term borrowings totaled $373 million, which consisted of $150 million in Brazil loans, $122 million of borrowings on our ABL Revolver, $100 million in China loans (CNY 640 million), and $1 million in other short-term borrowings.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Term Loan Facility
During the nine months ended December 31, 2021, we made $300 million in principal payments beyond our quarterly amortization payments on our Floating rate Term Loan Facility, due June 2022. As a result of these payments, we recorded a loss on extinguishment of debt of $2 million during fiscal 2022.
As of December 31, 2021, we were in compliance with the covenants of our Term Loan Facility.
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
As of December 31, 2021, we had $122 million in borrowings under our ABL Revolver and were in compliance with debt covenants. We utilized $39 million of our ABL Revolver for letters of credit. We had availability of $1.3 billion on the ABL Revolver, including $136 million of remaining availability that can be utilized for letters of credit.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
As of December 31, 2021, we were in compliance with the covenants of our Senior Notes.
Brazil Loans
In the third quarter of fiscal 2022, we borrowed $30 million of bank loans. These bank loans are due June 16, 2023 and are subject to 1.8% interest due in full at the maturity date.
In the third quarter of fiscal 2022, we also borrowed $20 million of bank loans due December 15, 2023. These bank loans are subject to 1.8% interest due in full at the maturity date.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. SHARE-BASED COMPENSATION
During the nine months ended December 31, 2021, we granted 1,768,851 Hindalco phantom RSUs and 2,394,764 Hindalco SARs. Total compensation expense was $6 million and $30 million for the three and nine months ended December 31, 2021, respectively. Total compensation expense was $13 million and $25 million for the three and nine months ended December 31, 2020, respectively. As of December 31, 2021, the outstanding liability related to share-based compensation was $26 million.
The cash payments made to settle all Hindalco SAR liabilities were $22 million and $2 million in the nine months ended December 31, 2021 and 2020, respectively. Total cash payments made to settle RSUs were $17 million and $4 million in the nine months ended December 31, 2021 and 2020, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $10 million, which is expected to be recognized over a weighted average period of 1.2 years. Unrecognized compensation expense related to the RSUs was $12 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

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
During the first quarter of fiscal 2022, Novelis announced the freeze of future benefit accruals under the Canada Pension Plan, effective for union participants as of December 31, 2021 and non-union participants as of December 31, 2023. Novelis remeasured the plan’s assets and obligations as of April 30, 2021, which is the nearest calendar month-end to the announcement of this freeze. A curtailment gain of $3 million was recorded related to the Canada Pension Plan.
During the second quarter of fiscal 2022, Novelis entered into an agreement to transfer the liabilities associated with a portion of the retirees and beneficiaries of the Canada Novelis Pension Plan to an insurer through a purchase of buy-out annuities. The premium payment was made to the insurer on August 10, 2021. Novelis remeasured the plan's assets and obligations as of July 31, 2021, which is the nearest calendar month-end to the premium payment for this settlement. The insurer took responsibility for the payments to these transferred members effective November 1, 2021. As a result of this transaction, a settlement gain of $4 million was recorded during the three months ended September 30, 2021.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
in millions	2021	2020	2021	2020
Service cost	$8	$11	$2	$3
Interest cost	14	15	2	2
Expected return on assets	(19)	(20)	—	—
Amortization — losses, net	5	10	—	—
Amortization — prior service credit, net	(1)	—	(1)	—
Net periodic benefit cost(1)	$7	$16	$3	$5

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Service cost	$24	$35	$8	$8
Interest cost	42	45	5	6
Expected return on assets	(58)	(58)	—	—
Amortization — losses, net	14	33	—	—
Amortization — prior service credit, net	(1)	—	(1)	—
Settlement/curtailments (gain) loss	(7)	1	—	—
Net periodic benefit cost(1)	$14	$56	$12	$14
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Funded pension plans	$5	$5	$22	$54
Unfunded pension plans	4	4	10	11
Savings and defined contribution pension plans	11	11	38	29
Total contributions	$20	$20	$70	$94
For the nine months ended December 31, 2020, contributions to funded pension plans of $5 million and unfunded plans of $1 million were attributable to discontinued operations. During the remainder of fiscal 2022, we expect to contribute an additional $21 million to our funded pension plans, $7 million to our unfunded pension plans, and $7 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Losses (gains) on remeasurement of monetary assets and liabilities, net	$6	$13	$(2)	$5
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(7)	(15)	1	(4)
Currency (gains) losses, net	$(1)	$(2)	$(1)	$1
The following currency losses are included in accumulated other comprehensive loss, net of tax and noncontrolling interests in the accompanying condensed consolidated balance sheets.

	Nine Months Ended December 31, 2021	Fiscal Year Ended March 31, 2021
in millions
Cumulative currency translation adjustment — beginning of period	$(95)	$(309)
Effect of changes in exchange rates	(28)	244
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	(30)
Cumulative currency translation adjustment — end of period	$(123)	$(95)
____________________
(1)Amounts reclassified from accumulated other comprehensive loss are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	December 31, 2021
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$20	$2	$(188)	$(8)	$(174)
Currency exchange contracts	6	1	(25)	(6)	(24)
Energy contracts	7	5	—	—	12
Total derivatives designated as hedging instruments	$33	$8	$(213)	$(14)	$(186)
Derivatives not designated as hedging instruments:
Metal contracts	$163	$3	$(161)	$(2)	$3
Currency exchange contracts	20	1	(33)	(1)	(13)
Energy contracts	1	—	—	—	1
Total derivatives not designated as hedging instruments	$184	$4	$(194)	$(3)	$(9)
Total derivative fair value	$217	$12	$(407)	$(17)	$(195)

	March 31, 2021
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$4	$—	$(105)	$—	$(101)
Currency exchange contracts	6	—	(20)	(4)	(18)
Energy contracts	1	1	(3)	—	(1)
Total derivatives designated as hedging instruments	$11	$1	$(128)	$(4)	$(120)
Derivatives not designated as hedging instruments:
Metal contracts	$104	$3	$(124)	$(1)	$(18)
Currency exchange contracts	22	—	(28)	—	(6)
Total derivatives not designated as hedging instruments	$126	$3	$(152)	$(1)	$(24)
Total derivative fair value	$137	$4	$(280)	$(5)	$(144)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of December 31, 2021 and March 31, 2021, the fair value of these contracts represented an asset of $3 million and an asset of $7 million, respectively. These contracts are undesignated with an average duration of two years.
The following table summarizes our metal notional amount.

in kt	December 31, 2021	March 31, 2021
Hedge type
Purchase (sale)
Cash flow purchases	12	10
Cash flow sales	(939)	(594)
Not designated	(37)	(44)
Total, net	(964)	(628)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.2 billion and $936 million in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2021 and March 31, 2021, respectively.
As of December 31, 2021 and March 31, 2021, we had outstanding foreign currency exchange contracts with a total notional amount of $1.4 billion and $1.3 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature during the fourth quarter of fiscal 2022 and offset the remeasurement impact.
Energy
During the fiscal year we owned an interest in an electricity swap contract to hedge our exposure to fluctuating electricity prices, which matured during this quarter. As of March 31, 2021, less than 1 million of notional megawatt hours were outstanding. The fair value of this swap was a liability of $2 million as of March 31, 2021. The electricity swap was designated as a cash flow hedge.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 13 million MMBtu designated as cash flow hedges as of December 31, 2021, and the fair value was an asset of $11 million. There was a notional of 13 million MMBtu of natural gas forward contracts designated as cash flow hedges as of March 31, 2021 and the fair value was an asset of less than $1 million. As of December 31, 2021 and March 31, 2021, we had notionals of less than 1 million MMBtu forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of December 31, 2021 and March 31, 2021 were an asset of less than $1 million and a liability of less than $1 million, respectively. The average duration of undesignated contracts is less than three years in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 5 million gallons designated as cash flow hedges as of December 31, 2021, and the fair value was an asset of $1 million. There was a notional of 5 million gallons designated as cash flow hedges as of March 31, 2021, and the fair value was an asset of $1 million. As of December 31, 2021 we had notional of less than 1 million metric tonne, and as of March 31, 2021 we had notional of less than 1 million gallons of forward contracts that were not designated as hedges. The fair value of the same as of December 31, 2021 was an asset of less than $1 million, and the average duration of those undesignated contracts was less than one year in length.
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

	Three Months Ended December 31		Nine Months Ended December 31
in millions	2021	2020	2021	2020
Derivative instruments not designated as hedges
Metal contracts	$(23)	$11	$(8)	$(21)
Currency exchange contracts	14	14	8	3
Energy contracts(1)	1	1	7	6
Total (loss) gain recognized in other (income) expenses, net	$(8)	$26	$7	$(12)

Gains (losses) recognized on balance sheet remeasurement currency exchange contracts, net	$7	$15	$(1)	$4
Realized (losses) gains, net	(41)	(2)	2	(2)
Unrealized gains (losses) on other derivative instruments, net	26	13	6	(14)
Total (loss) gain recognized in other (income) expenses, net	$(8)	$26	$7	$(12)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $180 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Cash flow hedging derivatives
Metal contracts	$35	$(83)	$(488)	$(142)
Currency exchange contracts	—	51	(19)	43
Energy contracts	(7)	(2)	23	3
Total	$28	$(34)	$(484)	$(96)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2021	2020	2021	2020
Cash flow hedging derivatives
Energy contracts(1)	$6	$(2)	$6	$(9)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	4	(4)	9	(14)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(136)	(54)	(449)	1	Net sales
Currency exchange contracts	1	(11)	4	(34)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	(1)	—	(3)	Selling, general and administrative expenses
Currency exchange contracts	(5)	3	(6)	—	Net sales
Currency exchange contracts	(1)	—	(2)	(1)	Depreciation and amortization
Total	$(131)	$(69)	$(438)	$(60)	Income from continuing operations before income tax provision
	33	20	112	18	Income tax provision
	$(98)	$(49)	$(326)	$(42)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The following tables summarize the location and amount of gains (losses) that were reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended December 31, 2021					Nine Months Ended December 31, 2021
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(136)	$4	$—	$—	$—	$(449)	$9	$—	$—	$—
Energy commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$—	$6	$—	$—	$—	$—	$6	$—	$—	$—
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(5)	$1	$—	$(1)	$—	$(6)	$4	$—	$(2)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended December 31, 2020					Nine Months Ended December 31, 2020
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(54)	$(4)	$—	$—	$—	$1	$(14)	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(2)	$—	$—	$—	$—	$(9)	$—	$—	$—
Foreign exchange contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$3	$(11)	$(1)	$—	$—	$—	$(34)	$(3)	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2021	$(129)	$(285)	$(133)	$(547)
Other comprehensive income before reclassifications	6	22	4	32
Amounts reclassified from accumulated other comprehensive loss, net	—	98	1	99
Net current-period other comprehensive income	6	120	5	131
Balance as of December 31, 2021	$(123)	$(165)	$(128)	$(416)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2020	$(158)	$(78)	$(222)	$(458)
Other comprehensive income (loss) before reclassifications	170	(26)	(8)	136
Amounts reclassified from accumulated other comprehensive loss, net	—	49	7	56
Net current-period other comprehensive income (loss)	170	23	(1)	192
Balance as of December 31, 2020	$12	$(55)	$(223)	$(266)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive (loss) income before reclassifications	(28)	(358)	9	(377)
Amounts reclassified from accumulated other comprehensive loss, net	—	326	1	327
Net current-period other comprehensive (loss) income	(28)	(32)	10	(50)
Balance as of December 31, 2021	$(123)	$(165)	$(128)	$(416)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	351	(71)	37	317
Amounts reclassified from accumulated other comprehensive loss, net(3)	(30)	42	25	37
Net current-period other comprehensive income (loss)	321	(29)	62	354
Balance as of December 31, 2020	$12	$(55)	$(223)	$(266)
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
We classify derivative contracts that are valued based on models with significant unobservable market inputs as Level 3 of the valuation hierarchy. Our electricity swap, which was our only Level 3 derivative contract, represented an agreement to buy electricity at a fixed price at our Oswego, New York, facility. Forward prices were not observable for this market, so we made certain assumptions based on available information we believe to be relevant to market participants. We used observable forward prices for a geographically nearby market and adjust for 1) historical spreads between the cash prices of the two markets and 2) historical spreads between retail and wholesale prices. As of December 31, 2021, this electricity swap has matured.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2021 and March 31, 2021, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as of December 31, 2021 and March 31, 2021. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2021		March 31, 2021
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$188	$(359)	$111	$(230)
Currency exchange contracts	28	(65)	28	(52)
Energy contracts	13	—	2	(1)
Total level 2 instruments	$229	$(424)	$141	$(283)
Level 3 instruments:
Energy contracts	—	—	—	(2)
Total level 3 instruments	$—	$—	$—	$(2)
Total gross	$229	$(424)	$141	$(285)
Netting adjustment(1)	$(146)	$146	$(81)	$81
Total net	$83	$(278)	$60	$(204)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
There were no unrealized gains (losses) recognized in other (income) expenses, net for the nine months ended December 31, 2021 related to Level 3 financial instruments.
The following table presents a reconciliation of fair value activity for Level 3 derivative contracts.

in millions	Level 3 – Derivative Instruments(1)
Balance as of March 31, 2021	$(2)
Unrealized/realized gain included in earnings(2)	6
Unrealized/realized gain included in accumulated other comprehensive loss(3)	2
Settlements(2)	(6)
Balance as of December 31, 2021	$—
_________________________
(1)Represents net derivative liabilities.
(2)Included in other (income) expenses, net.
(3)Included in net change in fair value of effective portion of cash flow hedges in our condensed consolidated statements of comprehensive income (loss).
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
During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. See Note 3 – Discontinued Operations for more information. There has been no change to this fair value, and this receivable remains outstanding and is included in other long–term assets in our condensed consolidated balance sheet as of December 31, 2021.

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

	December 31, 2021		March 31, 2021
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	5,292	5,539	5,702	5,967

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Currency (gains) losses, net(1)	$(1)	$(2)	$(1)	$1
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(26)	(13)	(6)	14
Realized losses (gains) on change in fair value of derivative instruments, net(2)	41	2	(2)	2
Gain on sale of business(3)	(15)	—	(15)	—
Loss on sale of assets, net	3	2	5	—
Gain on Brazilian tax litigation, net(4)	(9)	—	(85)	—
Interest income	(2)	(3)	(6)	(7)
Non-operating net periodic benefit cost(5)	—	7	(6)	27
Charitable contribution(6)	—	—	—	50
Other, net(7)	7	—	30	(1)
Other (income) expenses, net	$(2)	$(7)	$(86)	$86
_________________________
(1)Includes gains (losses) recognized on balance sheet remeasurement currency exchange contracts, net. See Note 11 – Currency Losses (Gains) for further details.
(2)See Note 12 – Financial Instruments and Commodity Contracts for further details.
(3)During the third quarter of fiscal 2022, Novelis sold 90% of its equity ownership in Saras Micro Devices, Inc., an early stage business founded by Novelis related to the development, design, manufacturing, and sale of aluminum-integrated passive devices for use in semiconductor and electronic systems. The sale resulted in a $15 million gain on sale of business. As part of this transaction, we received $9 million in cash upon close and approximately $6 million in deferred cash receipts.
(4)See Note 17 – Commitments and Contingencies for further details.
(5)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 10 – Postretirement Benefit Plans.
(6)Represents a charitable contribution for COVID-19 relief.
(7)Other, net for the nine months ended December 31, 2021 includes $18 million from the release of certain outstanding receivables in the first quarter of fiscal 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. INCOME TAXES
For the three and nine months ended December 31, 2021, we had an effective tax rate of 26%. For the three and nine months ended December 31, 2020, we had an effective tax rate of 29% and 30%, respectively. The 26% tax rate for the three months ended December 31, 2021 was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by income not subject to tax, and tax credits. The 26% rate for the nine months ended December 31, 2021 was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by tax credits, income not subject to tax and the enacted rate change in the United Kingdom. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million.
As of December 31, 2021, we had a net deferred tax liability of $98 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $830 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in, or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $54 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company’s estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2021 and March 31, 2021 were approximately $20 million and $23 million, respectively. Of the total $20 million at December 31, 2021, $4 million was associated with restructuring actions and the remaining $16 million is associated with undiscounted environmental clean-up costs. As of December 31, 2021, $4 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil’s tax authorities regarding various forms of manufacturing taxes and social security contributions. Total settlement liabilities as of December 31, 2021 and March 31, 2021 were $16 million and $20 million, respectively. As of December 31, 2021, $6 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $30 million as of December 31, 2021 and $24 million as of March 31, 2021. As of December 31, 2021, $1 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above, any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
However, during the first quarter of fiscal 2022, the Brazilian Supreme Court ruled that the credit should be calculated using the gross methodology for lawsuits filed prior to March 2017. As such, Novelis recorded additional income of $76 million in other (income) expenses, net, $48 million of which is principal and $29 million is interest, related to PIS and COFINS for the years 2009 to 2017, net of $1 million in litigation expense.
During the third quarter of fiscal 2022, Novelis recorded $5 million of additional income in other (income) expenses, net, $2 million of which is principal and $3 million of which is interest, related to PIS and COFINS for certain periods.
This income is subject to income taxes and therefore, resulted in the recognition of income of $64 million within net income.
The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In order to qualify for these credits, the Company is required to compile and present verifiable support validating the credits. The Company is still in process of compiling supporting documentation related to PIS and COFINS for certain periods, and therefore has not yet recorded an estimate for these periods. Novelis expects to complete this process and record the impacts of any additional credits by the end of fiscal 2022.
During the second quarter of fiscal 2022, Novelis applied for and received official authorization from The Special Department of Federal Revenue of Brazil (Receita Federal) to use the PIS and COFINS credits related to the years 2015 to 2017. Novelis was able to utilize these credits to offset taxes to be paid in fiscal 2022. Subsequent to December 31, 2021, received official authorization from Receita Federal to use the PIS and COFINS credits related to certain periods. Novelis anticipates utilizing these credits in the fourth quarter of fiscal 2022.
Additionally, during the third quarter of fiscal 2022, Novelis received a final favorable decision to allow the treatment of sales to the Manaus Free Trade Zone (Manaus) as equivalent to exports that qualify for the tax benefit known as the Special Regime for Reinstatement of Tax Amounts to Exporting Companies (Reintegra), which confirmed Novelis' right to calculate the benefit for these sales to Manaus since August 2011. As a result, during the third quarter of fiscal 2022, Novelis recorded a $12 million benefit, $8 million of which is principal recorded in net sales and $4 million is interest recorded in other (income) expenses, net. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years. The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

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
Europe. Headquartered in Küsnacht, Switzerland, this segment operates 10 plants, including five with recycling operations, in four countries.
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
We measure the profitability and financial performance of our operating segments based on segment income. Segment income provides a measure of our underlying segment results that is in line with our approach to risk management. We define segment income as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in segment income; (e) impairment of goodwill; (f) (gain) loss on extinguishment of debt, net; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of segment income from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment (reversal) expenses, net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) income tax provision (benefit); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other related costs; (r) purchase price accounting adjustments; (s) income (loss) from discontinued operations, net of tax; and (t) loss on sale of discontinued operations, net of tax.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

December 31, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$508	$332	$—	$—	$840
Total assets	4,780	4,172	2,524	2,016	697	14,189

March 31, 2021	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non–consolidated affiliates	$—	$510	$328	$—	$—	$838
Total assets	4,084	3,974	2,423	1,797	607	12,885

Selected Operating Results Three Months Ended December 31, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,716	$1,116	$697	$698	$99	$4,326
Net sales - intersegment	—	40	13	29	(82)	—
Net sales	$1,716	$1,156	$710	$727	$17	$4,326

Depreciation and amortization	$58	$41	$23	$21	$(6)	$137
Income tax (benefit) provision	(9)	1	13	48	36	89
Capital expenditures	33	29	23	14	(6)	93

Selected Operating Results Three Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$1,173	$939	$554	$486	$89	$3,241
Net sales - intersegment	5	37	2	—	(44)	—
Net sales	$1,178	$976	$556	$486	$45	$3,241

Depreciation and amortization	$61	$44	$24	$18	$(10)	$137
Income tax provision	17	9	15	33	6	80
Capital expenditures	34	22	33	21	(3)	107

Selected Operating Results Nine Months Ended December 31, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$4,843	$3,228	$2,085	$1,864	$280	$12,300
Net sales - intersegment	—	137	25	34	(196)	—
Net sales	$4,843	$3,365	$2,110	$1,898	$84	$12,300

Depreciation and amortization	$171	$128	$67	$58	$(19)	$405
Income tax provision	36	24	49	134	33	276
Capital expenditures	112	62	59	63	(9)	287

Selected Operating Results Nine Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales - third party	$3,193	$2,400	$1,533	$1,256	$263	$8,645
Net sales - intersegment	5	80	12	7	(104)	—
Net sales	$3,198	$2,480	$1,545	$1,263	$159	$8,645

Depreciation and amortization	$175	$125	$66	$53	$(23)	$396
Income tax provision (benefit)	1	1	39	87	(9)	119
Capital expenditures	124	56	85	74	(6)	333
_________________________
(1)Includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to segment income.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Net income attributable to our common shareholder	$262	$176	$739	$60
Net income attributable to noncontrolling interests	—	1	—	1
Income tax provision	89	80	276	119
(Income) loss from discontinued operations, net of tax	(3)	18	62	47
Loss on sale of discontinued operations, net of tax	—	—	—	170
Income from continuing operations before income tax provision	348	275	1,077	397
Depreciation and amortization	137	137	405	396
Interest expense and amortization of debt issuance costs	54	66	173	206
Adjustment to reconcile proportional consolidation(1)	17	13	46	42
Unrealized (gains) losses on change in fair value of derivative instruments, net	(26)	(13)	(6)	14
Realized (gains) losses on derivative instruments not included in segment income(2)	—	(2)	(1)	2
Gain on sale of business(3)	(15)	—	(15)	—
Loss on extinguishment of debt, net	1	—	63	—
Restructuring and impairment expenses, net	3	20	1	28
Loss on sale of assets, net	3	2	5	—
Purchase price accounting adjustments(4)	—	—	—	29
Metal price lag	(14)	—	(127)	32
Business acquisition and other related costs(5)	—	—	—	11
Other, net(6)	(2)	3	(7)	52
Segment income	$506	$501	$1,614	$1,209
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
(3)Gain on sale of business relates to Novelis' sale of 90% of its equity ownership in Saras Micro Devices, Inc. See Note 15 – Other (Income) Expenses, net for further details.
(4)Purchase price accounting adjustments primarily relates to the relief of the inventory step-up related to the acquired Aleris business.
(5)Business acquisition and other related costs are primarily legal and professional fees associated with our acquisition of Aleris.
(6)For the nine months ended December 31, 2021, other, net includes $36 million of interest income recognized as a result of Brazilian tax litigation settlements and interest income, partially offset by $18 million from the release of certain outstanding receivables. For the nine months ended December 31, 2020, other, net primarily relates to a charitable contribution for COVID-19 relief as well as interest income.
The following table displays segment income by reportable segment.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
North America	$181	$206	$580	$489
Europe	71	98	251	181
Asia	76	78	256	227
South America	178	129	525	317
Eliminations and other	—	(10)	2	(5)
Segment income	$506	$501	$1,614	$1,209

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2021	2020	2021	2020
Can	$2,154	$1,596	$6,206	$4,431
Automotive	885	704	2,395	1,671
Aerospace and industrial plate	125	85	361	280
Specialty	1,162	856	3,338	2,263
Net sales	$4,326	$3,241	$12,300	$8,645

Major Customers
The following table displays customers representing 10% or more of our total net sales for any of the periods presented and their respective percentage of total net sales.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Ball	17%	15%	16%	15%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Purchases from Rio Tinto as a percentage of total combined metal purchases	8%	8%	8%	7%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
19. SUBSEQUENT EVENTS
In January 2022, Novelis Inc. entered into a $315 million short-term credit agreement with Axis Bank Limited, IFSC Banking Unit, Gift City, as administrative agent and lender. The proceeds of the short-term loan were applied to voluntarily prepay the Floating rate Term Loan Facility, due June 2022. The short-term loan matures on November 30, 2022, is subject to 0.25% quarterly amortization payments, and accrues interest at SOFR plus 0.90%.The short-term loan is unsecured and guaranteed by certain of the Company’s direct and indirect U.S. and Canadian subsidiaries, and the agreement contains voluntary prepayment provisions, affirmative and negative covenants, and events of default substantially similar to those under our Term Loan Facility, other than changes to reflect the unsecured nature of the short-term loan.
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
OVERVIEW AND REFERENCES
Novelis Inc. is driven by its purpose of shaping a sustainable world together. We are a global leader in the production of innovative aluminum products and solutions and the world’s largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers, as well as our customers in the aerospace, automotive, beverage can, and specialties industries throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco Industries Limited, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. As of December 31, 2021, we had manufacturing operations in nine countries on four continents, through 33 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities.
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
BUSINESS AND INDUSTRY CLIMATE
On April 14, 2020, Novelis closed its acquisition of Aleris Corporation and continues to integrate the two companies. The acquisition provides a number of strategic benefits, including increasing the Company’s footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, we expect to generate over $220 million in synergies, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. Since closing the transaction, $107 million of run-rate cost synergies have been achieved through December 31, 2021.
Like most companies, Novelis has experienced increased inflationary cost pressures in fiscal 2022 resulting from global supply chain disruptions impacting the availability and price of materials and services including freight, energy, coatings, and alloys. We believe we are adequately prepared to maintain current production levels and service our customers without disruptions in the near-term. However, we cannot project how long supply chain disruptions will last. While our near-term results are being negatively impacted by these higher costs, we have been able to mitigate a portion of the inflationary impact through a combination of hedging, passing through costs to customers, favorable pricing environments, and increased recycling benefits. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
Global demand for aluminum and rolled products remains strong in the near and long term, driven by economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate plastics. While the early months of fiscal 2021 were negatively impacted by a short-term reduction in demand for aluminum rolled products as a result of the COVID-19 pandemic, particularly in the automotive and aerospace markets. With the exception of aerospace, which is expected to remain muted in fiscal 2022 as air travel remains restricted, demand strengthened considerably in the second quarter of fiscal 2021 across our end markets and has since remained broadly favorable.

With the exception of China, where can sheet overcapacity and strong competition remains, favorable market conditions and increasing customer preference for sustainable packaging options is driving higher demand for recyclable aluminum beverage cans and bottles. In the first half of fiscal 2022, we completed an investment to expand the rolling and recycling capability, each by 100 kt, in our Pindamonhangaba, Brazil, plant to support this demand and continue to evaluate opportunities for additional capacity expansion across regions.
Near-term demand for aluminum automotive sheet is also being impacted by the semiconductor shortage in the automotive industry, and we expect uneven demand to continue in calendar year 2022. However, long-term demand continues to grow and has driven our recent investments in automotive sheet finishing capacity in Guthrie, Kentucky (U.S.), and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as automakers respond to stricter government regulations regarding emissions and fuel economy, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. We are also seeing increased demand for aluminum for electric vehicles, as aluminum’s lighter weight can result in extended battery range.
We expect long-term demand for building and construction and other specialty products will grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, rail, and other technically demanding applications.
While aerospace is expected to remain muted in fiscal 2022 as air travel remains restricted due to the COVID-19 pandemic, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future, and we believe our multi-year supply agreements have positioned us to benefit from future expected demand.
We believe the long-term trends for flat-rolled aluminum products remain strong, and there are several opportunities to grow Novelis’ business organically through debottlenecking, recycling, and other capacity investments over the next five years.
We expect our future capital investment plans to be focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. In October 2021, we announced plans to invest approximately $130 million at our Oswego, New York (U.S.) plant to meet growing customer demand for sustainable, aluminum flat-rolled products. We expect the project to increase hot mill capacity by 124 kt, with a total expected increase of finished goods capacity estimated in the range of 65 kt. The investment also includes enhancements to the plant's batch annealing capabilities for automotive sheet.
We have also announced plans to invest approximately $375 million to expand cold rolling and recycling capacity in Zhenjiang, China, to integrate our automotive business in Asia. This investment will also release rolling capacity at UAL, the company's joint venture in South Korea, to serve the can and specialty products markets.
In January 2022, we announced plans to invest approximately $365 million to build a highly advanced recycling center for automotive, which will be adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot, we expect the facility will reduce the company’s carbon emissions by more than one million tons each year.
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
We plan to continue increasing the use of recycled content in our products, as appropriate, and engaging with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability. In addition, we intend to evaluate each future growth project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set new targets to reshape a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership and technical roles at Novelis in order to create and foster the next generation of female scientists and engineers. Novelis is committed to increasing the representation of women in the company to 30% in senior leadership positions and 15% in senior technical roles by 2024. To achieve these goals, the company has established a global Diversity & Inclusion board, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide everyone with a sense of belonging and where different backgrounds and perspectives are embraced and valued.

We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the company commits to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing STEM education, raising recycling awareness, and fostering better overall community health and well-being.
COVID-19 Response
The COVID-19 pandemic continues to cause some travel and business disruption and economic volatility.
With our primary focus being the health and well-being of our employees, we continue to monitor the changing landscape with respect to COVID-19 and take actions to manage our business and support our customers. We have bolstered our own Environmental Health and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders. For example, we have implemented social distancing standards and control measures for common work areas, including desks, workstations, meeting rooms, break rooms, cafeterias, clock-in areas, and smoking areas. We have controlled distancing during shift changes by staggering shift change times and creating one-way flows marked on floors. In addition, we have distributed personal protective equipment such as facemasks, face shields, and gloves, as well as cleaning stations, personal hygiene products, and disinfection products to our sites. We are also encouraging all employees to get vaccinated against COVID-19, including any recommended booster shots.
Liquidity Position
We believe that we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.3 billion of liquidity as of December 31, 2021.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, as well as organic strategic capacity expansions projects. We now expect total capital spending to be approximately $550 million for the full fiscal year 2022, versus our previous estimated range of $600 million to $700 million, due to a shift in expected timing of capital spend. This includes approximately $300 million for maintenance spend as well as strategic spending to complete automotive capacity expansions now commissioning in the U.S. and China and the Brazil rolling and casting capacity expansion.
Market Trends
Demand for lightweight, highly recyclable aluminum beverage packaging, which represents the largest share of our shipment product portfolio, remains strong in all regions.
Demand for aluminum sheet across specialties markets, including electronics, electric vehicle battery enclosures, painted products, container foil, and building and construction markets, also remains high.
While we believe long-term demand trends are intact, the current global semiconductor shortage impacting the automotive industry has resulted in temporary automotive customer shutdowns and has reduced near-term demand for automotive aluminum sheet. However, sales to other product markets experiencing strong demand, such as beverage can and specialties, are helping to mitigate this impact.
In aerospace, while we are seeing some improvement in order bookings, we expect continued lower consumer air travel to result in soft demand for aerospace sheet for the remainder of fiscal 2022.
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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2021	2020		2021	2020
London Metal Exchange Prices
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,851	$1,737	64%	$2,213	$1,489	49%
Average cash price during the period	2,764	1,918	44	2,603	1,706	53
Closing cash price as of end of period	2,806	1,978	42	2,806	1,978	42
The weighted average local market premium are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2021	2020		2021	2020
Weighted average Local Market Premium (per metric tonne, and presented in U.S. dollars)	$456	$199	129%	$455	$166	174%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended December 31,		Average Exchange Rate Nine Months Ended December 31,
	December 31, 2021	March 31, 2021	2021	2020	2021	2020
Euro per U.S. dollar	0.879	0.851	0.877	0.836	0.852	0.860
Brazilian real per U.S. dollar	5.581	5.697	5.614	5.433	5.354	5.438
South Korean won per U.S. dollar	1,186	1,134	1,184	1,109	1,156	1,171
Canadian dollar per U.S. dollar	1.263	1.257	1.262	1.301	1.249	1.335
Swiss franc per euro	1.036	1.106	1.045	1.078	1.074	1.073

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended December 31, 2021, we reported net income attributable to our common shareholder of $262 million, an increase of 49% compared to $176 million in the comparable prior year period. Segment income of $506 million, increased 1% compared to $501 million in the comparable prior year period which included a $25 million customer contractual obligation benefit that did not recur in the current period. Compared to the comparable prior year period, higher inflationary costs and supply chain disruptions were mitigated by favorable metal costs, favorable product mix, and higher pricing including some cost pass-throughs.
For the nine months ended December 31, 2021, we reported net income attributable to our common shareholder of $739 million, an increase of 1,132% compared to $60 million in the comparable prior year period, and segment income of $1.6 billion, an increase of 33% compared to $1.2 billion in the comparable prior year period. The improvement in operational performance was primarily driven by a broad recovery in sales compared to the prior year, which was significantly impacted by the COVID-19 pandemic, favorable metal costs, and an $85 million gain on Brazilian tax litigation resulting from favorable court decisions in fiscal 2022. Other favorable items benefiting net income were: an increase in realized and unrealized gains on change in fair value of derivative instruments, net, more favorable pension costs, a decrease in interest expenses and amortization of debt issuance costs as a result of decreased average levels of debt, and a $15 million gain on the sale of business, partially offset by loss on extinguishment of debt, net of $63 million. The prior year period net income also included a loss on sale of discontinued operations, net of tax of $170 million, a $29 million purchase price accounting adjustment resulting from the relief of an inventory step-up, $28 million of restructuring and impairment expenses, net, and $11 million of business acquisition and other related costs, all of which primarily related to the acquired Aleris business, in addition to a $50 million charitable donation to support COVID-19 relief efforts.
Net cash provided by operating activities was $515 million for the nine months ended December 31, 2021, a decrease of $55 million over the comparable prior year period, which was primarily a result of higher working capital requirements due to the rise in aluminum prices and premiums during fiscal 2022, partially offset by favorable metal price lag and higher segment income.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Net sales	$2,426	$2,978	$3,241	$3,631	$12,276	$3,855	$4,119	4,326
Percentage (decrease) increase in net sales versus comparable prior year period	(17)%	4%	19%	33%	9%	59%	38%	33%
Rolled product shipments:
North America	272	367	347	362	1,348	358	375	358
Europe	212	240	253	272	977	279	260	254
Asia	184	178	184	201	747	192	197	171
South America	113	148	158	159	578	157	147	157
Eliminations	(7)	(10)	(9)	(11)	(37)	(13)	(11)	(10)
Total	774	923	933	983	3,613	973	968	930

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(6)%	28%	29%	36%	21%	32%	2%	3%
Europe	(9)	(2)	13	24	6	32	8%	—%
Asia	—	1	6	9	4	4	11%	(7)%
South America	(19)	5	8	7	1	39	(1)%	(1)%
Total	(7)%	11%	17%	21%	10%	26%	5%	—%

Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020
Net sales was $4.3 billion for the three months ended December 31, 2021, an increase of 33% from the comparable prior year period, primarily driven by higher average aluminum prices. Shipments were flat compared to the prior year period due to unplanned downtime in South America and supply chain bottlenecks in Asia during the third quarter of fiscal 2022 as well as continued automotive shipment constraints due to ongoing semiconductor shortages impacting the automotive industry. Third quarter production was also impacted by a temporary strike in Asia, but the impact on third quarter shipments was largely contained by the use of available inventories.
Income from continuing operations before income tax provision was $348 million for the three months ended December 31, 2021, compared to $275 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.6 billion for the three months ended December 31, 2021, an increase of 40% from the comparable prior year period, due to higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $919 million over the prior period.
Selling, General and Administrative Expenses
SG&A was $156 million for the three months ended December 31, 2021 compared to $149 million for the three months ended December 31, 2020. The increase is primarily due to increased forfaiting expenses in the current year, partially offset by acquisition synergy cost savings.
Depreciation and Amortization
Depreciation and amortization was $137 million for the three months ended December 31, 2021 and 2020.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $54 million and $66 million for the three months ended December 31, 2021 and 2020, respectively. This decrease is primarily due to a decrease in average level of debt held during the current period.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was an expense of $3 million and $20 million for the three months ended December 31, 2021 and 2020, respectively. See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $2 million and $7 million for the three months ended December 31, 2021 and 2020, respectively. The change primarily relates to a $39 million increase in the realized loss on change in fair value of derivative instruments, net, largely offset by a $15 million gain on the sale of business, $13 million in higher unrealized gains on change in fair value of derivative instruments, net, a $9 million gain on Brazilian tax litigation, net, and a $7 million decrease in non-operating net periodic benefit costs compared to the comparable prior period.
Taxes
We recognized $89 million of income tax provision for the three months ended December 31, 2021, which resulted in an effective tax rate of 26%. This rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by income not subject to tax, and tax credits. We recognized $80 million of income tax benefit in the comparable prior year period, which resulted in an effective tax rate of 29%.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to segment income, see Note 18 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended December 31, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,716	$1,156	$710	$727	$17	$4,326
Shipments (in kt):
Rolled products - third party	358	248	167	157	—	930
Rolled products - intersegment	—	6	4	—	(10)	—
Total rolled products	358	254	171	157	(10)	930
Non-rolled products	2	23	4	28	(11)	46
Total shipments	360	277	175	185	(21)	976

Selected Operating Results Three Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,178	$976	$556	$486	$45	$3,241
Shipments (in kt):
Rolled products - third party	347	245	183	158	—	933
Rolled products - intersegment	—	8	1	—	(9)	—
Total rolled products	347	253	184	158	(9)	933
Non-rolled products	9	39	1	22	(7)	64
Total shipments	356	292	185	180	(16)	997

The following table reconciles changes in segment income for the three months ended December 31, 2020 to the three months ended December 31, 2021.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Three Months Ended December 31, 2020	$206	$98	$78	$129	$(10)	$501
Volume	12	—	(12)	—	(1)	(1)
Conversion premium and product mix	46	17	37	11	—	111
Conversion costs	(69)	(10)	(29)	24	2	(82)
Foreign exchange	(1)	(4)	4	18	(2)	15
Selling, general & administrative and research & development costs(2)	(15)	(1)	(1)	(11)	14	(14)
Other changes(3)	2	(29)	(1)	7	(3)	(24)
Segment income - Three Months Ended December 31, 2021	$181	$71	$76	$178	$—	$506
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
(3)Other changes in Europe includes a $25 million customer contractual obligation benefit in the prior year.
North America
Net sales increased $538 million, or 46%, primarily driven by higher average aluminum prices and higher automotive volumes despite the negative impacts from semiconductor shortages constraining automotive shipments, partially offset by lower specialty shipments. Segment income was $181 million, a decrease of 12%, primarily driven by supply chain disruptions driving unfavorable metal costs and higher operating costs, inflationary cost pressures, and higher SG&A costs compared to prior year temporary cost reduction initiatives, partially offset by higher volume and favorable product mix and price.
Europe
Net sales increased $180 million, or 18%, primarily driven by higher average aluminum prices. Higher aerospace, specialty, and can shipments in the current period were mostly offset by lower automotive shipments as a result of the semiconductor shortage impact on the automotive industry. Segment income was $71 million, a decrease of 28%, primarily driven by higher operating costs due to inflation and a $25 million prior year customer contractual benefit that did not recur, partially offset by favorable metal costs and favorable product mix and price.
Asia
Net sales increased $154 million, or 28%, primarily driven by higher average aluminum prices and higher automotive volumes despite the negative impacts from semiconductor shortages constraining automotive shipments, partially offset by lower can shipments impacted by supply chain bottlenecks. Segment income was $76 million, a decrease of 3%, primarily driven by higher operating costs due to inflation and supply chain disruptions, partially offset by favorable product mix and price and favorable metal costs.
South America
Net sales increased $241 million, or 50%, primarily driven by higher average aluminum prices. Segment income was $178 million, an increase of 38%, primarily driven by favorable metal costs, favorable product mix and price, favorable foreign exchange, and gains from favorable tax litigation settlements, partially offset by higher operating costs due to inflation and higher SG&A due to increased interest rates on our forfaiting activities.

Nine Months Ended December 31, 2021 Compared to the Nine Months Ended December 31, 2020
Net sales were $12.3 billion for the nine months ended December 31, 2021, an increase of 42% from the comparable prior year period, primarily driven by higher average aluminum prices, as well as higher total shipments compared to the prior year significantly impacted by reduced demand due to the COVID-19 pandemic.
Income from continuing operations before income tax provision was $1.1 billion for the nine months ended December 31, 2021, compared to $397 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $10.2 billion for the nine months ended December 31, 2021, an increase of 44% from the comparable prior year period, driven by higher average aluminum prices and higher production volume. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $2.7 billion over the prior period.
Selling, General and Administrative Expenses
SG&A was $457 million for the nine months ended December 31, 2021 compared to $400 million for the nine months ended December 31, 2020. The increase is primarily due to employment costs in the current year, compared to temporary cost savings measures in the prior year enacted to mitigate the decline in sales due to the COVID-19 pandemic, partially offset by acquisition synergy cost savings.
Depreciation and Amortization
Depreciation and amortization was $405 million for the nine months ended December 31, 2021 compared to $396 million for the nine months ended December 31, 2020.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $173 million and $206 million for the nine months ended December 31, 2021 and 2020, respectively. This decrease is primarily due to a decrease in average level of debt held during the current period and lower average interest rates.
Loss on Extinguishment of Debt, Net
We recorded a $63 million in loss on extinguishment of debt, net for the nine months ended December 31, 2021. This primarily relates to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2026.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $1 million and an expense of $28 million for the nine months ended December 31, 2021 and 2020, respectively. See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $86 million and an expense of $86 million for the nine months ended December 31, 2021 and 2020, respectively. This change primarily relates to a gain of $85 million on Brazilian tax litigation related to favorable decisions in the current year, a $50 million charitable contribution made during the prior year to support COVID-19 relief efforts, a $33 million decrease in non-operating net periodic benefit cost in the current year, a $20 million higher gain on unrealized changes in fair value of derivative instruments, net, and a $15 million gain on the sale of business, partially offset by an $18 million release of certain receivables in the current year.
Taxes
We recognized $276 million of income tax provision for the nine months ended December 31, 2021, which resulted in an effective tax rate of 26%. This rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by tax credits, income not subject to tax and the enacted rate change in the United Kingdom. The corporate tax rate in the United Kingdom is scheduled to increase from 19% to 25%, effective for the fiscal year beginning April 1, 2023. The impact of this change resulted in a tax benefit of approximately $8 million. We recognized $119 million of income tax provision in the prior comparable period which resulted in an effective tax rate of 30%.

Segment Review

Selected Operating Results Nine Months Ended December 31, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$4,843	$3,365	$2,110	$1,898	$84	$12,300
Shipments
Rolled products - third party	1,091	767	553	460	—	2,871
Rolled products - intersegment	—	26	7	1	(34)	—
Total rolled products	1,091	793	560	461	(34)	2,871
Non-rolled products	8	81	10	70	(20)	149
Total shipments	1,099	874	570	531	(54)	3,020

Selected Operating Results Nine Months Ended December 31, 2020	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$3,198	$2,480	$1,545	$1,263	$159	$8,645
Shipments
Rolled products - third party	986	685	541	418	—	2,630
Rolled products - intersegment	—	20	5	1	(26)	—
Total rolled products	986	705	546	419	(26)	2,630
Non-rolled products	29	81	3	69	(14)	168
Total shipments	1,015	786	549	488	(40)	2,798

The following table reconciles changes in segment income for the nine months ended December 31, 2020 to the nine months ended December 31, 2021.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Segment income - Nine Months Ended December 31, 2020	$489	$181	$227	$317	$(5)	$1,209
Volume	102	97	11	46	(12)	244
Conversion premium and product mix	129	32	77	10	—	248
Conversion costs	(121)	(22)	(57)	65	13	(122)
Foreign exchange	(5)	12	5	41	(2)	51
Selling, general & administrative and research & development costs(2)	(46)	(11)	(7)	(23)	16	(71)
Other changes(3)(4)(5)	32	(38)	—	69	(8)	55
Segment income - Nine Months Ended December 31, 2021	$580	$251	$256	$525	$2	$1,614
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
(3)Other changes in North America primarily relates to a $22 million reduction in pension costs resulting from recent pension plan freezes. See Note 10 – Postretirement Benefit Plans for further information.
(4)Other changes in Europe primarily relates to a $25 million customer contractual obligation benefit in the prior year that did not recur.
(5)Other changes in South America includes the principal portion, net of litigation expenses, of a non-recurring gain on Brazilian tax litigation recognized during fiscal 2022 as a result of favorable court decisions. See Note 17 – Commitments and Contingencies for further information.
North America
Net sales increased $1.6 billion, or 51%, driven by higher specialty, automotive, and can shipments compared to the prior year, which was impacted by COVID-19, and higher average aluminum prices. Segment income was $580 million, an increase of 19%, primarily driven by higher volume, favorable product mix despite the semiconductor shortage impact on automotive shipments in the current year, higher price, and a decrease in pension costs from recent pension plan freezes, partially offset by higher operating costs due to inflation, supply chain disruptions, and higher production and higher SG&A costs compared to prior year temporary cost reduction initiatives.
Europe
Net sales increased $885 million, or 36%, driven by recovery in automotive and specialty shipments compared to the prior year impacted by COVID-19, higher can and aerospace shipments, and higher average aluminum prices. Segment income was $251 million, an increase of 39%, primarily driven by higher volume, favorable metal costs, favorable product mix despite the semiconductor shortage impact on automotive shipments in the current year, and foreign exchange, partially offset by higher operating costs due to inflation, higher production, and supply chain disruptions and a customer contractual benefit in the prior year that did not recur.
Asia
Net sales increased $565 million, or 37%, driven by higher automotive and aerospace shipments and higher average aluminum prices. Segment income was $256 million, an increase of 13%, primarily due to higher volume, favorable product mix and price, and favorable metal costs, partially offset by higher operating costs due to inflation, supply chain disruptions, and higher production and SG&A costs compared to prior year temporary cost reduction initiatives.
South America
Net sales increased $635 million, or 50%, driven by higher can shipments compared to the prior year, which was impacted by COVID-19 related customer shutdowns, and higher average aluminum prices. Segment income was $525 million, an increase of 66%, primarily due to higher volume, favorable product mix and price, gains from favorable tax litigation settlements, favorable metal costs, and favorable foreign exchange, partially offset by operating costs due to inflation and higher production as well as higher SG&A due to increased interest rates on our forfaiting activities.

Liquidity and Capital Resources
Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of December 31, 2021 and March 31, 2021 is as follows.

in millions	December 31, 2021	March 31, 2021
Cash and cash equivalents	$808	$998
Availability under committed credit facilities	1,514	1,223
Total available liquidity	$2,322	$2,221
The increase in total available liquidity primarily relates to an increase in availability under committed credit facilities caused by the impacts of increased metal prices on our borrowing base, partially offset by a decrease in cash and cash equivalents primarily resulting from financing activities during the period. See Note 8 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents above includes cash held in foreign countries in which we operate. As of December 31, 2021, we held $4 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2021, we held $544 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2021, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
Non-Guarantor Information
As of December 31, 2021, the Company’s subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA (segment income), and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the nine months ended December 31, 2021)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2021)	16%
Assets owned by non-guarantor subsidiaries (as of December 31, 2021)	16%
In addition, for the nine months ended December 31, 2021 and 2020, the Company’s subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.8 billion and $2.1 billion, respectively, and as of December 31, 2021, those subsidiaries had assets of $3.2 billion and debt and other liabilities of $1.9 billion (including intercompany balances).

Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Nine Months Ended December 31,
in millions	2021	2020	Change
Net cash provided by operating activities - continuing operations	$503	$648	$(145)
Net cash used in investing activities - continuing operations	(277)	(2,927)	2,650
Plus: Cash used in the acquisition of business, net of cash and restricted cash acquired(1)	—	2,614	(2,614)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(9)	(4)	(5)
Adjusted free cash flow from continuing operations	217	331	(114)
Net cash provided by (used in) operating activities - discontinued operations	12	(78)	90
Net cash provided by investing activities - discontinued operations	—	357	(357)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(2)	—	(403)	403
Adjusted free cash flow	$229	$207	$22
Ending cash and cash equivalents	$808	$1,164	$(356)
_________________________
(1)The total of acquisition of business, net of cash and restricted cash acquired and accrued merger consideration, represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $41 million of discontinued operations cash and cash equivalents acquired, $9 million of restricted cash, and $9 million in contingent consideration paid in the acquisition of business.
(2)Proceeds from the sales of assets and business, net of transaction fees, cash and income taxes and hedging - discontinued operations represents the proceeds from the sale of Duffel, net of cash sold of $23 million and the proceeds from the sale of Lewisport.
Cash Flow Summary

	Nine Months Ended December 31,
in millions	2021	2020	Change
Net cash provided by operating activities	$515	$570	$(55)
Net cash used in investing activities	(277)	(2,570)	2,293
Net cash (used in) provided by financing activities	(450)	738	(1,188)
Operating Activities
The decrease in net cash provided by operating activities primarily relates to changes in working capital impacted by increasing aluminum prices and local market premiums, mostly offset by higher segment income and favorable metal price lag.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $287 million during the nine months ended December 31, 2021. The change in investing activities over the prior year primarily relates to costs associated with the acquisition of Aleris during the nine months ended December 31, 2020.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the nine months ended December 31, 2021.

Nine Months Ended December 31,
in millions	2021
3.25% Senior Notes, due November 2026(1)	$750
3.875% Senior Notes, due August 2031(1)	750
Floating rate Term Loan Facility, due March 2028	20
1.8% Brazil Loan due June 2023	30
1.8% Brazil Loan due December 2023	20
Short-term borrowings in Brazil	100
Proceeds from issuance of long-term and short-term borrowings	$1,670
_________________________
(1)The proceeds from the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031 were used to redeem the $1.5 billion principal amount outstanding on the 5.875% Senior Notes, due September 2026.
The following represents principal payments of long-term and short-term borrowings during the nine months ended December 31, 2021.

Nine Months Ended December 31,
in millions	2021
5.875% Senior Notes, due September 2026(1)	$(1,551)
Floating rate Term Loan Facility, due June 2022	(334)
Zhenjiang Term Loans, due May 2024	(129)
Short-term borrowings in Brazil	(3)
Floating rate Term Loan Facility, due January 2025	(6)
Floating rate Term Loan Facility, due March 2028	(4)
Finance leases and other repayments	(7)
Principal payments of long-term and short-term borrowings	$(2,034)
_________________________
(1)This represents the $1.5 billion principal on the 5.875% Senior Notes, due September 2026 that was redeemed during the period through the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031. An additional $51 million payment was made using cash on hand for the resulting redemption premium.
The following represents inflows (outflows) from revolving credit facilities and other, net during the nine months ended December 31, 2021.

Nine Months Ended December 31,
in millions	2021
China credit facility	$22
ABL Revolver	34
Korea credit facility	(17)
Revolving credit facilities and other, net	$39
In addition to the activities shown in the tables above during the nine months ended December 31, 2021, we paid $25 million in debt issuance costs, $22 million of which related to the issuance of new Senior Notes in the period and $3 million related to prior period issuances. We also paid a return of capital to our shareholder in the amount of $100 million.

During the nine months ended December 31, 2020, there were $1.1 billion in issuances on our Short Term Credit Agreement and $775 million in issuances in incremental term loans on our Term Loan Facility. The proceeds of these issuances were used to pay a portion of the consideration payable in the acquisition of Aleris. Additionally, we issued $63 million of short-term debt in Brazil and $34 million on our China Bank Loans. As a result of our issuances, we paid $25 million in debt issuance costs. We made principal repayments of $500 million on our Short Term Credit Agreement, $55 million on our short-term debt in Brazil, $14 million on our Term Loan Facility, $9 million on our Zhenjiang Term Loans, $6 million on our incremental term loans on our Term Loan Facility, and $5 million on finance leases and other repayments. The net cash outflows from our revolving credit facilities is related to net outflows of $561 million on our ABL Revolver and outflows of $69 million on our Korea credit facilities, net of $21 million of net proceeds from our China credit facilities. Additionally, we paid $9 million for contingent consideration in the acquisition of Aleris.
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
Guarantees of Indebtedness
We have issued guarantees on behalf of certain of our subsidiaries. The indebtedness guaranteed is for trade accounts payable to third parties and capital expenditures. Some of the guarantees have annual terms while others have no expiration and have termination notice requirements. Neither we nor any of our subsidiaries holds any assets of any third parties as collateral to offset the potential settlement of these guarantees. Since we consolidate wholly owned and majority-owned subsidiaries in our condensed consolidated financial statements, all liabilities associated with trade payables and short-term debt facilities for these entities are already included in our condensed consolidated balance sheets.
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
Other
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2021 and March 31, 2021, we are not involved in any unconsolidated SPE transactions.
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

CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework which laid out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. The priority is organic growth capital expenditures in the order of magnitude of approximately $1.5 billion, $2.6 billion in debt reduction from its recent peak in the first quarter of fiscal 2021 post Aleris acquisition, targeting a medium-term net leverage ratio of approximately 2.5x, and guiding approximately 8% to 10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our shareholder are at the discretion of the board of directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
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

Adjusted free cash flow consists of: (a) net cash provided by (used in) operating activities - continuing operations, (b) plus net cash provided by (used in) investing activities - continuing operations, (c) plus net cash provided by (used in) operating activities - discontinued operations, (d) plus net cash provided by (used in) investing activities - discontinued operations, (e) plus cash used in the acquisition of assets under a finance lease, (f) plus cash used in the acquisition of business, net of cash and restricted cash acquired, (g) plus accrued merger consideration, (h) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging, and (i) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations. Management believes adjusted free cash flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, adjusted free cash flow does not necessarily represent cash available for discretionary activities, as certain debt service obligations must be funded out of adjusted free cash flow. Our method of calculating adjusted free cash flow may not be consistent with that of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
Statements made in this Quarterly Report on Form 10-Q which describe Novelis' intentions, expectations, beliefs or predictions may be forward-looking within the meaning of securities laws. Forward-looking statements include statements preceded by, followed by, or including the words "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," or similar expressions. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to our expectation of generating over $220 million in synergies as a result of the Aleris acquisition through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia; our expectations of increasing capacity at our Oswego and Guthrie plants and our expectation that the Guthrie plan will reduce the company’s carbon emissions by more than one million tons each year; our ability to achieve our environmental, social and governance targets; statements about our expectation that we will be able to fund our continued expansions and capital spending, service our debt obligations and provide sufficient liquidity to operate our business, expectations on demand for our products in various markets and our ability to support this demand, and the expected continuing impacts of the ongoing COVID-19 pandemic. Novelis cautions that, by their nature, forward-looking statements involve risk and uncertainty and Novelis' actual results could differ materially from those expressed or implied in such statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise. Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; risks arising out of our acquisition of Aleris Corporation, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation including pending and future litigation settlements, environmental remediation and clean-up costs, breakdown of equipment and other events; ability to manage existing facilities and workforce to operate the business; economic, regulatory and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic and composite materials; changes in general economic conditions including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third party response to, the ongoing COVID-19 outbreak; changes in government regulations, particularly those affecting taxes, tax policies and effective tax rates, derivative instruments, environmental, health or safety compliance; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper, zinc, and local market premiums), energy prices (electricity, natural gas and diesel fuel), foreign currency exchange rates, and interest rates that could impact our results of operations and financial condition. We manage our exposure to these and other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only and not for speculative purposes.
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2021, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(265)
Copper	(10)	(1)
Zinc	(10)	—
Local market premiums	10	—
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2021, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	(4)
Diesel fuel	(10)	(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2021, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(18)
Euro	(10)	(41)
Korean won	(10)	(74)
Canadian dollar	(10)	(4)
British pound	(10)	(22)
Swiss franc	(10)	(44)
Chinese yuan	(10)	—

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
We completed the acquisition of Aleris on April 14, 2020, and the financial results of Aleris have been included in our condensed consolidated financial statements for the quarter ended December 31, 2021. During the time since the acquisition, we have assessed the control environment of Aleris and made certain changes to Aleris' internal control over financial reporting to integrate Aleris into Novelis' internal control over financial reporting. We now consider Aleris to be included in the scope of our assessment of internal control over financial reporting.
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
10.1
Short Term Credit Agreement, dated as of January 18, 2022, among Novelis Inc., as the Borrower, the guarantors party thereto, and Axis Bank Limited, IFSC Banking Unit, Gift City, as lender and administrative agent.

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
Date: February 7, 2022