Form 10-K/A
period 2022-03-31
Novelis Inc.
filed 2022-06-03
CIK 1304280

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
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm Id: PCAOB ID 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Atlanta, Georgia
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Novelis Inc. ("we," "our," "us," "Company," and "Novelis") for the year ended March 31, 2022 that was originally filed with the Securities and Exchange Commission (the "SEC") on May 11, 2022 (the "Original Filing") and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, certifications by Novelis' principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
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

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Executive Vice President, Chief Financial Officer
Sachin Satpute	Executive Vice President and President, Novelis Asia
HR Shashikant	Executive Vice President, Chief Human Resources Officer
Emilio Braghi	Executive Vice President and President, Novelis Europe
Compensation Committee and Role of Management
The Compensation Committee of our board of directors ("the Committee") is responsible for approving compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by our board. Our Chief Human Resources Officer serves as the primary management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee's responsibilities.
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
The Committee did not independently engage a third-party compensation consultant in fiscal year 2022. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer's analysis with the Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.
For executive compensation benchmarking purposes, we focus on large global companies that have a substantial corporate presence in the southeastern United States with whom Novelis may compete for executive talent, as well as other major companies in the manufacturing and materials sectors having revenues in excess of $2 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management's most recent compensation competitive analysis consisted of the following companies:

Air Products & Chemicals Inc.	Genuine Parts Co	Southern Company
Alcoa Corp	International Paper Company	Steel Dynamics
Arconic Corp	Newell Brands Inc.	United States Steel Corp
Ball Corp	Nucor Corporation	WestRock Company
Crown Holdings	PPG Industries Inc.
Eastman Chemical Co	Reliance Steel & Aluminum Co

The Committee retains discretion to set an individual executive's compensation in recognition of the need for flexibility under a particular circumstance. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including past performance, experience and potential, retention needs, job position and/or tenure. In addition, macroeconomic conditions may influence compensation decisions, including incentive pay decisions, as the Committee aligns its focus with the financial needs of the business in times of distress.
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
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive's actual compensation should be linked directly to the Company's financial performance and each individual's personal contribution. Consequently, a substantial portion of an executive's total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual's total direct compensation that is based upon these performance objectives and financial goals should increase as the individual's business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices.
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
•The Committee retains the discretion to adjust, up or down, annual incentives earned based on Company financial performance or business uncertainties that may arise in a particular fiscal year as well as the Committee's subjective assessment of individual performance.

Our Committee and board of directors, after input from management, normally approve our fiscal year annual incentive plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company's Adjusted EBITDA; (2) the Company's Adjusted Free Cash Flow; (3) the executive's individual performance in recognition of each individual's unique job responsibilities and annual objectives; and (4) global safety.
"Adjusted EBITDA" generally means Adjusted EBITDA as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2022, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities versus budget levels (including working capital financing, the cost of certain derivatives and supply chain factoring). "Adjusted Free Cash Flow" generally means Adjusted Free Cash Flow as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2022, as further adjusted for the impact of timing differences in the pass-through of metal price changes to our customers, net of realized derivative instruments, and other special or non-recurring items. "Global safety" is generally based on the metric of days away from work, which is based on a standard OSHA calculation. Each AIP metric normally will have a threshold, target and maximum payout, which for 2022 was as follows:

Measure	Threshold	Target	Maximum
Adjusted EBITDA	60%	100%	200%
Adjusted Free Cash Flow	37.5%	100%	200%
Global Safety	50%	100%	200%
Individual Performance	Varies between 0% and 200%, based on the individual's annual rating
Performance results between threshold level and target level or between target level and maximum level are determined by means of straight line interpolation. As an additional overriding condition, overall Novelis Adjusted EBITDA performance for the fiscal year must be at least 75% of the fiscal year target in order for a bonus to be payable. Although the Committee has the discretion to adjust an AIP payout either up or down from the payout amount determined based on the attainment of performance goals, no adjustments were made to the fiscal year 2022 payouts.

The table below displays the 2022 AIP performance objectives and their weighting, targeted performance and actual performance. The"2022 AIP Bonus" column in the table below shows the final amounts to be paid under our 2022 AIP, which are also shown in the Summary Compensation Table.

Name	Target Bonus as Percentage of Salary	Performance Objective	Performance Weighting	Targeted Performance	Actual Performance	2022 AIP Bonus ($)
Steven Fisher	130%	Adjusted EBITDA	40%	$2,117,000	$2,024,000	505,003
		Adjusted Free Cash Flow(1)	35%	$1,540,000	$1,183,000	147,307
		Personal Performance	15%	100%	100%	214,500
		Safety(2)	10%	0.13	0.15	—
Devinder Ahuja	85%	Adjusted EBITDA	40%	$2,117,000	$2,024,000	199,137
		Adjusted Free Cash Flow(1)	35%	$1,540,000	$1,183,000	58,087
		Personal Performance	15%	100%	100%	84,584
		Safety	10%	0.13	0.15	45,111
Sachin Satpute	60%	Adjusted EBITDA	40%	$2,117,000	$2,024,000	89,529
		Adjusted Free Cash Flow(1)	35%	$1,540,000	$1,183,000	26,115
		Personal Performance	15%	100%	100%	38,028
		Safety	10%	0.13	0.15	20,281
HR Shashikant	60%	Adjusted EBITDA	40%	$2,117,000	$2,024,000	113,361
		Adjusted Free Cash Flow	35%	$1,540,000	$1,183,000	47,238
		Personal Performance	15%	100%	200%	96,300
		Safety	10%	0.13	0.15	25,680
Emilio Braghi	65%	Adjusted EBITDA	40%	$2,117,000	$2,024,000	117,784
		Adjusted Free Cash Flow(1)	35%	$1,540,000	$1,183,000	34,357
		Personal Performance	15%	100%	120%	60,034
		Safety	10%	0.13	0.15	26,682
______________________
(1)For Messrs. Fisher, Ahuja, Satpute and Braghi, Adjusted Free Cash Flow is subject to an inventory days modifier. The payout for the Adjusted Free Cash Flow measure may increase or decrease by up to 30% based on performance against inventory targets. For fiscal year 2022, the inventory modifier reduced the payout of the Adjusted Free Cash Flow portion of the AIP bonus by 30%.
(2)For Mr. Fisher, payout for the entire global safety performance metric for the region in which the fatality occurs will be 0% if a fatality occurs during fiscal year 2022. Because a fatality occurred in fiscal year 2022, the safety portion of Mr. Fisher's AIP bonus was $0.
The AIP provides that a prorated bonus is payable on an executive's death, disability or "retirement" (which means a termination after reaching age 65 or attaining age and years of service greater than or equal to 65 with a minimum age of 55), on an involuntary termination of employment following a "change in control" of the Company or the executive's involuntary termination without cause. On any other termination of employment, unvested awards are forfeited. "Change in control" generally means: (i) acquisition of 35% or more of the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; (ii) replacement of a majority of the members of the Board during any 12-month period; (ii) merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group; or (iii) the sale or disposition of all or substantially all of the Company's assets.

Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive's total direct compensation opportunity is necessary to reward our executives and is consistent with market practices. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:
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
The Committee approved a long-term incentive plan ("LTIP") covering fiscal years 2022 through 2024. Consistent with prior fiscal years, the Committee determined that LTIP payouts should continue to be tied equally to Hindalco stock performance and to Novelis-specific performance over a three-year performance cycle. The Committee also determined that the following long-term incentive forms of award should continue to be used: Hindalco stock appreciation rights ("Hindalco SARs"), Hindalco restricted stock units ("Hindalco RSUs") and Novelis Performance Units ("Novelis PUs").
Hindalco SARs normally comprise 20% of the executive's LTIP opportunity, have seven-year terms and vest at a rate of 33.33% per year measured from the initial grant date, provided that the executive remains in service with the Company through the applicable vesting date (except as provided below), and further provided the Company achieves the 75% Adjusted EBITDA threshold for the year. If the 75% Adjusted EBITDA threshold is not achieved, then the portion of the Hindalco SARs that would otherwise vest for that year will be forfeited. For fiscal year 2022, the 75% Adjusted EBITDA threshold was achieved. Each Hindalco SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise, based on the average of the high and low prices of a Hindalco share, as published by the Bombay Stock Exchange on the exercise date. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Hindalco SARs do not transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Hindalco RSUs normally comprise 30% of the executive's LTIP opportunity. Hindalco RSUs are designed as retention incentives and vest at a rate of 33.33% per year, measured from the date of the award, provided that the executive remains in service with the Company through the applicable vesting date (except as provided below), and are not subject to performance criteria. Each Hindalco RSU will be settled in cash within two fiscal quarters following vesting, based on the average of the high and low prices of a Hindalco share, as published by the Bombay Stock Exchange on the vesting date. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant. Hindalco RSUs do not transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs comprise the remaining portion of the executive's LTIP and vest on the third anniversary following the date of award subject to the executive's continued service with the Company through such date (except as provided below). Following the close of the three-year performance period, the number of units earned will be calculated based on the Company's average return on capital employed or "ROCE" (which is the Company's net operating profit after tax divided by the fiscal year average capital employed, which means book debt, plus book equity, plus goodwill impairment, less certain cash and plus new impairment impacting equity) over the performance period. Actual payout will range from 50% (threshold), 100% (target) to 200% (maximum) of target award value, based on actual results, and will be paid in cash. Performance results between threshold level and target level or between target level and maximum level are determined by means of straight line interpolation. In the event that the Company completes a significant strategic transaction during the performance period, the Committee may modify the ROCE targets. Novelis PUs are settled in cash within two fiscal quarters following vesting and Committee approval of performance, but in no event later than March 15th of the year following the end of the performance period.
Currently, there are three outstanding three-year performance cycles for the Novelis PUs as follows: April 1, 2020 to March 31, 2023, April 1, 2021 to March 31, 2024 (these grants are reported in the Grants of Plan-Based Awards in Fiscal 2022 below) and April 1, 2022 to March 31, 2025. The ROCE target for the Novelis PUs with a performance period beginning April 1, 2019 and ending March 31, 2022 was 11.4%. The Committee determined that, for the Novelis PUs with a performance period beginning April 1, 2019, and ending March 31, 2022, ROCE was achieved at 13.8%. The payouts of the Novelis PUs with an April 1, 2019 to March 31, 2022 performance cycle are reported in the Summary Compensation Table below as the "2019 LTIP."

Hindalco SARs, Hindalco RSUs and Novelis PUs will be treated as follows on an executive's termination of employment or in connection with a change in control:
a.Death or Disability. On an executive's death or disability, all unvested Hindalco SARs will vest and remain exercisable for one year (but not beyond the Hindalco SAR's term), and all Hindalco RSUs will become vested and settle immediately. All Novelis PUs will vest on a prorated basis and be settled.
b.Retirement. On an executive's "retirement" (which is has the same meaning as "retirement" under the AIP) after the first anniversary of the grant date, all unvested Hindalco SARs will continue to vest and remain exercisable until the third anniversary of the retirement date, and all vested Hindalco SARs are exercisable until the end of the term. If the executive’s retirement is before the first anniversary of the grant date, all unvested Hindalco SARs are forfeited. All Hindalco RSUs vest on a prorated basis, and all vested Hindalco RSUs will be settled. All Novelis PUs vest on a prorated basis and are settled at the end of the performance period, subject to achievement of the performance thresholds.
c.Change in Control. On a "change in control," all Hindalco SARs and Hindalco RSUs will vest and be cashed out (with respect to Hindalco SARs) or settled (with respect to Hindalco RSUs) promptly following the change in control. Novelis PUs will vest on a prorated basis and are settled at the end of the performance period, subject to achievement of the performance thresholds. "Change in control" has the same meaning as "change in control" under the AIP.
d.Involuntary Termination Without Cause. On an executive's involuntary termination by the Company without cause, all unvested Hindalco SARs will vest on a prorated basis and remain exercisable for 90 days (but not beyond the Hindalco SAR's term). All Hindalco RSUs will vest on a prorated basis and vested Hindalco RSUs will be settled. All Novelis PUs will vest on a prorated basis and are settled at the end of the performance period, subject to achievement of the performance thresholds.
On any other termination of employment, unvested awards are forfeited.
The table below shows the aggregate target long-term incentive of our named executive officers under the 2022 LTIP. The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Named Executive Officer	2022 LTIP Target Award ($)
Steven Fisher	6,500,000
Devinder Ahuja	1,300,000
Sachin Satpute	650,000
HR Shashikant	758,340
Emilio Braghi	812,500
Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible to participate in our non-qualified retirement plan, as described below, which is designed to provide levels of retirement benefits that are limited under broad-based retirement plan caps mandated by certain regulatory restrictions. Our named executive officers are also eligible for certain limited personal benefits, such as a car allowance, Company-paid executive life insurance, payment of certain expatriate expenses, tax payments for foreign assignments, a home security system, an executive physical, and tax preparation services, which we may provide through an executive flexible allowance for use at the discretion of the executive. We do not view our executive personal benefits as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table for further information about personal benefits.

Employment-Related Agreements
Change in Control Severance. Each of our named executive officers is a participant in the Novelis Inc. Change in Control Severance Plan (the "CIC Plan"). The Plan was adopted effective July 1, 2018. Under the CIC Plan, the executive will be entitled to certain payments and benefits if the executive's employment is terminated by the Company without "cause," or by the executive for "good reason," within three months before or 24 months following a "change in control" of the Company. The CIC Plan provides that the executive will receive, in addition to accrued amounts:
•Payment equal to two times annual base salary and the executive's target AIP;
•Payment of the executive's target short-term incentive (prorated, as applicable) for the year of termination;
•Payment to assist with post-employment medical coverage equal to 24 months of the full monthly premium charged for coverage under the Company's group medical plan at the executive's then-current level of coverage;
•Continuation of coverage under the Company's group life insurance plan for a period of 24 months;
•24 months of additional credit for benefit accrual or contribution purposes, if applicable, under the Company's tax-qualified and non-qualified retirement plans, which equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months following termination of employment, as determined by the Company; and
•Accelerated vesting, if applicable, under the Company's retirement plans.
Such severance payments and benefits are conditioned on the executive executing a release of claims in favor of the Company. "Cause" generally means: (i) conviction of any crime constituting a felony; (ii) willful and material violation of the Company's policies including, but not limited to, those relating to sexual harassment and confidential information; (iii) willful misconduct in the performance of duties; or (iv) willful failure or refusal to perform the executive's material duties and responsibilities which is not remedied within 10 days after written demand. "Good reason" generally means, without the executive's written consent and subject to certain notice and cure rights of the Company: (i) a material reduction in the executive's position, duties, reporting relationships, responsibilities, authority, or status within the Company; (ii) a reduction in base salary and target short term and long term incentive opportunities; (iii) any requirement to relocate more than 50 miles from the area in which the executive regularly performs his or her duties for the Company; or (iv) any material failure of the Company to comply with its obligations under the CIC Plan. "Change in control" generally means: (i) acquisition of 35% or more of the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; (ii) replacement of a majority of the members of the Board during any 12-month period; (ii) merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group; (iii) complete liquidation or dissolution; or (iv) the sale or disposition of all or substantially all of the Company's assets.
Severance Compensation Arrangements. We have entered into offer letters with Mr. Fisher and Mr. Ahuja which provide that the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," whether or not in connection with a change in control of the Company. If Mr. Fisher or Mr. Ahuja is involuntarily terminated, then he will receive:
•Severance amounts payable in a lump sum equal to two times (for Mr. Fisher) or 1.5 times (for Mr. Ahuja) annual base salary and the executive's target AIP;
•Cash lump sum amount to assist the executive with post-employment medical continuation coverage equal to the COBRA premium charged under the Company's group medical plan for 12 months, adjusted using an assumed tax rate of 40%;
•Continuation of coverage under the Company's group life insurance plan for a period of 12 months;
•12 months of additional credit for benefit accrual or contribution purposes, if applicable, under the Company's tax-qualified and non-qualified retirement plans, which equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months following the change in control, as determined by the Company; and
•Accelerated vesting, if applicable, under the Company's retirement plans.
"Cause" and "good reason" generally have the same meanings as in the CIC Plan, except that a required relocation is not a "good reason" event under the offer letters. Each agreement also contains a non-competition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 24 months following termination of employment. An executive is required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above.

We have also entered into an offer letter with Emilio Braghi that provides that the Company will pay his moving expenses in accordance with the Company's domestic and foreign policy for Mr. Braghi, his family and his household goods and furniture if his employment is terminated by Mr. Braghi for good reason or at the Company's option.
See the Potential Payments Upon Termination or Change in Control table below for further information.
Compensation Risk Assessment
The Committee reviewed the Company's executive compensation policies and practices relating to the current fiscal year, and determined that the Company's executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:
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
Based on its review, the Committee determined that the Company's compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.
Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal year 2022.
The foregoing report is provided by the following directors, who constitute the Committee:
Mr. Clarence J. Chandran, Chairman
Mr. Askaran Agarwala
Mr. Satish Pai

Summary Compensation Table
The table below sets forth information regarding compensation for our named executive officers for fiscal year 2022 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars, as adjusted by the March 31, 2022 exchange rate.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)(2)	Total Compensation ($)
Steven Fisher	2022	1,127,308	—	1,740,000	1,860,000	4,366,810(3)	—	307,119	9,401,237
	2021	1,050,000	—	1,590,000	1,060,000	4,880,730	—	293,218	8,873,948
	2020	1,035,577	—	1,440,000	1,460,000	5,030,096	—	280,734	9,246,407
Devinder Ahuja	2022	675,895	—	330,000	420,000	1,066,919(4)	—	108,345	2,601,159
	2021	620,000	—	300,000	200,000	1,143,994	—	157,386	2,421,380
	2020	608,461	—	300,000	200,000	1,204,598	—	226,482	2,539,541
Sachin Satpute	2022	418,464	—	195,000	130,000	723,953(5)	41,756	1,302,319	2,811,492
	2021	406,275	—	180,000	120,000	772,269	42,534	823,071	2,344,149
	2020	367,337	—	180,000	120,000	782,162	39,434	607,553	2,096,486
HR Shashikant	2022	545,077	—	227,502	151,668	782,579(6)	—	179,913	1,886,739
	2021	487,198	—	210,000	140,000	810,600	—	561,202	2,209,000
	2020	452,931	—	180,000	120,000	834,021	—	481,250	2,068,202
Emilio Braghi	2022	510,846	—	243,750	162,500	938,857(7)	—	228,371	2,084,324
	2021	504,039	—	225,000	150,000	810,901	—	252,172	1,942,112
	2020	484,104	—	225,000	150,000	906,168	—	467,154	2,232,426
_________________________
(1)These amounts reflect the grant date fair value of the Hindalco RSUs and Hindalco SARs granted under our LTIP, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found under the captions "Share-Based Compensation" in Note 14 in our 2022 Annual Report on Form 10-K.
(2)The amounts shown in this column reflect the values from the All Other Compensation table below.
(3)This amount includes the cash awards to be paid to Mr. Fisher as follows: $866,810 under the 2022 AIP and $3,500,000 for the Novelis PUs granted under our 2019 LTIP.
(4)This amount includes the cash awards to be paid to Mr. Ahuja as follows: $386,919 under the 2022 AIP and $680,000 for the Novelis PUs granted under our 2019 LTIP.
(5)This amount includes the cash awards to be paid to Mr. Satpute as follows: $173,953 under the 2022 AIP and $550,000 for the Novelis PUs granted under our 2019 LTIP.
(6)This amount includes the cash awards to be paid to Mr. Shashikant as follows: $282,579 under the 2022 AIP and $500,000 for the Novelis PUs granted under our 2019 LTIP.
(7)This amount includes the cash awards to be paid to Mr. Braghi as follows: $238,857 under the 2022 AIP and $700,000 for the Novelis PUs granted under our 2019 LTIP.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Non-qualified Plans ($)	Group Life Insurance ($)(1)	Relocation, Assignee and Housing Related Payments ($)	Other Perquisites and Personal Benefits ($)	Other Payments ($)	Total ($)
Steven Fisher	236,308(2)	5,040	—	65,771(3)	—	307,119
Devinder Ahuja	52,453(4)	3,345	—	52,547(5)	—	108,345
Sachin Satpute	—	—	1,277,289(6)	25,030(7)	—	1,302,319
HR Shashikant	55,914(8)	2,696	14,061(9)	107,242(10)	—	179,913
Emilio Braghi	99,578(11)	—	17,550(12)	111,243(13)	—	228,371
________________________
(1)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(2)This amount represents: (i) $32,204, which is the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) equal to 9.5% of Mr. Fisher's compensation; and (ii) $204,104, which is the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of Mr. Fisher's compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($290,000 for the 2021 calendar year).
(3)This amount includes $62,308 for an executive flexible allowance. The remaining amount is for a home security system.
(4)This amount represents: (i) $18,836, which is the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) equal to 9.5% of Mr. Ahuja's compensation; and (ii) $33,617, which is the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of Mr. Ahuja's compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($290,000 for the 2021 calendar year).
(5)This amount includes $51,923 for an executive flexible allowance. The remaining amount is for a home security system.
(6)This amount includes $108,566 for expatriate expenses, $1,139,533 related to tax payments for foreign assignment, and $29,190 for home leave trips.
(7)This amount includes payments for an auto lease, Korean national pension and Hindalco medical insurance.
(8)This amount represents: (i) $27,279, which is the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) equal to 9.5% of Mr. Shashikant's compensation; and (ii) $28,635, which is the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of Mr. Shashikant's compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($290,000 for the 2021 calendar year).
(9)This amount includes $6,268 for expatriate expenses and $7,793 related to tax payments for foreign assignment.
(10)This amount includes $49,846 for an executive flexible allowance and $56,676 for tax planning/preparation. The remaining amount is for a home security system.
(11)This amount represents: (i) $24,312, which is the amount the Company contributed to the Gemini Basis Plan (a tax-qualified defined contribution plan) equal to 12% of Mr. Braghi's compensation; and (ii) $75,266, which is the amount the Company contributed to the Gemini Supplemental Plan (a tax-qualified defined contribution plan) equal to 18% of Mr. Braghi's compensation.
(12)This amount includes $17,550 related to tax payments for foreign assignment.
(13)This amount includes $29,007 related to the payment of expatriate health care coverage, and the remaining amount includes payments for: an auto lease and auto insurance, a fuel allowance, a Swiss child and family allowance, Company-paid lunches, certain health care coverage costs, long-term sickness coverage, a one-time COVID-related payment, a gross-up for social security, Company car contribution, and voluntary accident insurance coverage.

Grants of Plan-Based Awards in Fiscal Year 2022
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal year 2022. The awards comprise cash awards under the AIP, Hindalco SARs, Hindalco RSUs and Novelis PUs. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

Name	Award Type	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
			Threshold ($)	Target ($)	Maximum ($)
Steven Fisher	AIP	6/8/2021	602,388	1,430,000	2,860,000	—	—	—	—
	Hindalco RSU	6/8/2021	—	—	—	326,626	—	—	1,740,000
	Hindalco SAR	6/8/2021	—	—	—	—	843,361	5.33	1,860,000
	Novelis PU	6/8/2021	1,450,000	2,900,000	5,800,000	—	—	—	—
Devinder Ahuja	AIP	6/8/2021	237,539	563,890	1,127,780	—	—	—	—
	Hindalco RSU	6/8/2021	—	—	—	61,947	—	—	330,000
	Hindalco SAR	6/8/2021	—	—	—	—	190,437	5.33	420,000
	Novelis PU	6/8/2021	275,000	550,000	1,100,000	—	—	—	—
Sachin Satpute	AIP	6/8/2021	106,794	253,516	507,032	—	—	—	—
	Hindalco RSU	6/8/2021	—	—	—	36,605	—	—	195,000
	Hindalco SAR	6/8/2021	—	—	—	—	58,945	5.33	130,000
	Novelis PU	6/8/2021	162,500	325,000	650,000	—	—	—	—
HR Shashikant	AIP	6/8/2021	135,221	321,000	642,000	—	—	—	—
	Hindalco RSU	6/8/2021	—	—	—	42,706	—	—	227,502
	Hindalco SAR	6/8/2021	—	—	—	—	68,770	5.33	151,668
	Novelis PU	6/8/2021	189,585	379,170	758,340	—	—	—	—
Emilio Braghi	AIP	6/8/2021	140,497	333,524	667,048	—	—	—	—
	Hindalco RSU	6/8/2021	—	—	—	45,756	—	—	243,750
	Hindalco SAR	6/8/2021	—	—	—	—	73,681	5.33	162,500
	Novelis PU	6/8/2021	203,125	406,250	812,500	—	—	—	—
_________________________
(1)Figures reflect the grant date fair value of the equity awards reported in the previous columns determined pursuant to FASB ASC Topic 718.

Outstanding Equity Awards as of March 31, 2022
The following table provides information with respect to unexercised Hindalco SARs, whether vested or unvested, and unvested Hindalco RSUs held by our named executive officers as of March 31, 2022. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

		Hindalco SARs				Hindalco RSUs
Name	LTIP Year	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	FY2022(1)	—	843,361	5.33	6/8/2028	326,626	2,617,960
	FY2021(2)	—	1,607,773	1.56	5/6/2027	615,270	2,879,997
	FY2020(3)	—	417,862	2.87	5/6/2026	167,327	1,410,062
Devinder Ahuja	FY2022(1)	—	190,437	5.33	6/8/2028	61,947	496,515
	FY2021(2)	—	220,243	1.56	5/6/2027	128,182	600,003
	FY2020(3)	—	57,241	2.87	5/6/2026	34,859	293,756
Sachin Satpute	FY2022(1)	—	58,945	5.33	6/8/2028	36,605	293,395
	FY2021(2)	—	132,146	1.56	5/6/2027	76,909	360,001
	FY2020(3)	—	34,345	2.87	5/6/2026	20,915	176,250
HR Shashikant	FY2022(1)	—	68,770	5.33	6/8/2028	42,706	342,295
	FY2021(2)	—	154,170	1.56	5/6/2027	89,727	420,000
	FY2020(3)	—	34,345	2.87	5/6/2026	20,915	176,250
Emilio Braghi	FY2022(1)	—	73,681	5.33	6/8/2028	45,756	366,742
	FY2021(2)	—	165,182	1.56	5/6/2027	96,136	450,000
	FY2020(3)	—	42,930	2.87	5/6/2026	26,144	220,315
__________________________
(1)Represents awards granted on June 8, 2021 that vest in equal installments on each of June 8, 2022, June 8, 2023 and June 8, 2024.
(2)Represents awards granted on May 6, 2020 that vest in equal installments on each of May 6, 2021, May 6, 2022 and May 6, 2023.
(3)Represents awards granted on May 6, 2019 that vest in equal installments on each of May 6, 2020, May 6, 2021 and May 6, 2022.
Option Exercises and Stock Vested in Fiscal Year 2022
The table below sets forth the information regarding Hindalco SARs that were exercised and Hindalco RSUs that were settled during the fiscal year. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the last day of the month before the award was settled.

	Hindalco SARs		Hindalco RSUs
Name	Number of Shares Acquired on Exercise, but Settled in Cash (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting, but Settled in Cash (#)	Value Realized on Vesting ($)(2)
Steven Fisher	2,733,629	9,179,996	576,195	2,906,553
Devinder Ahuja	341,755	959,484	118,620	597,761
Sachin Satpute	209,977	690,002	75,280	381,127
Emilio Braghi	157,433	372,944	94,460	478,378
HR Shashikant	319,661	1,030,003	80,242	403,212
__________________________
(1)The dollar amount realized on exercise is determined by multiplying the number of shares of stock underlying the Hindalco SARs being exercised by the fair market value of Hindalco stock underlying the Hindalco SARs on the exercise date, less the exercise price. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by the Bombay Stock Exchange on the exercise date. If a Hindalco SAR is exercised when the Bombay Stock Exchange is closed, then the closing price on the preceding date the Bombay Stock Exchange was open is used.
(2)The dollar amount realized on vesting is determined by multiplying the number of shares of stock underlying the Hindalco RSUs that vested during the 2022 fiscal year by the fair market value of Hindalco stock underlying the Hindalco RSUs on the vesting date. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by the Bombay Stock Exchange on the vesting date. If a Hindalco RSU becomes vested when the Bombay Stock Exchange is closed, then the value of each Hindalco RSU will be the average of the next available day's high and low prices.

Pension Benefits in Fiscal Year 2022
The table below sets forth information regarding the present value as of March 31, 2022 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified).

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sachin Satpute	Asia Defined Benefits	6	205,379	205,379
Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2022. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, 75% of their base salary and annual incentive pay (including the AIP bonus (not to exceed 100% of target) and up to 75% of the payout from settled PUs) that otherwise may not be deferred under the Company's tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations. For fiscal year 2022, the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan an amount equal to 9.5% of participants' compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($290,000 for the 2021 calendar year). Participants elect to notionally invest their account balances among a variety of investment options in an array of asset classes, and earnings are based on the equivalent returns from the elected investment options. Because the plan does not provide above market, fixed rates of return, earnings under the plan are not included in the "Summary Compensation Table" above. Accounts are payable on a date specified by the participant or upon the participant’s separation from service. Participants elect the form of distribution of their accounts at enrollment, which distributions may be paid in a lump sum or annual installments from two to five years. Company contributions vest after three years of service but become 100% vested upon a participant’s death or disability, a change in control or a permanent workforce reduction. Participants’ accounts attributable to Company contributions are paid in five annual installments or a lump sum, depending on the value of the account.

Name	Elective Contributions in Last Fiscal Year ($)(1)	Employer Contributions in Last Fiscal Year ($)(2)	Aggregate Earnings in Last Fiscal Year ($)(3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(4)
Steven Fisher	—	204,104	75,334	—	2,197,156
Devinder Ahuja	1,009,222	33,617	20,951	—	1,483,395
HR Shashikant	600,000	28,635	11,337	—	1,390,923
_________________________
(1)The amounts reported in this column are also included in the Summary Compensation Table above.
(2)The amounts reported in this column are also included in the "All Other Compensation" column in the Summary Compensation Table above.
(3)None of the amounts reported in this column are reported in the Summary Compensation Table because the Company does not pay above-market or preferential earnings on deferred compensation.
(4)The amounts reported in this column include amounts reported in the Summary Compensation Table and amounts previously reported in the Summary Compensation Table for previous years when earned if the named executive officer's compensation was required to be disclosed in a previous year. Amounts previously reported in such years may include previously earned, but deferred, salary, AIP bonuses and Novelis PUs.
Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2022, upon: (i) voluntary termination, (ii) involuntary termination of employment by the Company without cause or by the executive for good reason, (iii) involuntary termination of employment by the Company without cause or by the executive for good reason in connection with a change in control, as provided in the CIC Plan or (ii) upon the executive's death or disability. This section, however, does not reflect any payments or benefits that would be paid or provided to our salaried employees generally, including, for example, accrued salary and vacation pay, regular retirement plan benefits, or normal retirement, death or disability benefits that are payable under plans that do not discriminate in favor of the named executive officers in scope, terms or operation. See Employment-Related Agreements above for a discussion of change in control and severance compensation arrangements for our named executive officers.

Name	Type of Payment	Voluntary Termination by Executive ($)	Termination by us without Cause ($)	Termination in Connection with CIC by us without Cause or by Executive for Good Reason ($)	Death or Disability ($)
Steven Fisher	Short-Term Incentive Pay(2)	866,810	866,810	866,810	866,810
	Long-Term Incentive Plan(3)	—	13,838,406	18,013,266	18,013,266
	Severance(4)	—	3,000,000	5,060,000	—
	Retirement plans(5)	—	236,308	472,615	—
	Lump sum cash payment for continuation of health coverage(6)	—	43,285	51,942	—
	Continued group life insurance coverage(7)	—	5,040	10,080	—
	Total	866,810	17,989,849	24,474,713	18,880,076
Devinder Ahuja	Short-Term Incentive Pay(2)	386,919	386,919	386,919	386,919
	Long-Term Incentive Plan(3)	—	2,607,677	3,417,436	3,417,436
	Severance(4)	—	1,320,000	2,454,580	—
	Retirement plans(5)	—	52,453	104,906	—
	Lump sum cash payment for continuation of health coverage(6)	—	47,266	56,719	—
	Continued group life insurance coverage(7)	—	3,345	6,690	—
	Total	386,919	4,417,660	6,427,250	3,804,355
Sachin Satpute(1)	Short-Term Incentive Pay(2)	173,953	173,953	173,953	173,953
	Long-Term Incentive Plan(3)	—	547,917	547,917	547,917
	Severance	—	—	—	—
	Retirement plans	—	—	—	—
	Lump sum cash payment for continuation of health coverage	—	—	—	—
	Continued group life insurance coverage	—	—	—	—
	Total	173,953	721,870	721,870	721,870
HR Shashikant	Short-Term Incentive Pay(2)	282,579	282,579	282,579	282,579
	Long-Term Incentive Plan(3)	—	1,648,152	2,115,419	2,115,419
	Severance(4)	—	800,000	1,712,000	—
	Retirement plans(5)	—	55,914	111,829	—
	Lump sum cash payment for continuation of health coverage(6)	—	28,856	34,627	—
	Continued group life insurance coverage(7)	—	2,696	5,393	—
	Total	282,579	2,818,197	4,261,847	2,397,998
Emilio Braghi	Short-Term Incentive Pay(2)	238,857	238,857	238,857	238,857
	Long-Term Incentive Plan(3)	—	1,866,429	2,370,012	2,370,012
	Severance(4)(8)	—	513,114	1,693,276	—
	Retirement plans(5)	—	99,578	199,155	—
	Lump sum cash payment for continuation of health coverage(6)	—	36,625	36,625	—
	Continued group life insurance coverage	—	—	—	—
	Total	238,857	2,754,603	4,537,925	2,608,869
_________________________
(1)The terms of separation for Mr. Satpute, an international expatriate from the Aditya Birla Group (ABG), assume his return to employment with ABG at the conclusion of his assignment with Novelis.
(2)These amounts represent the executive's target AIP for the fiscal year.
(3)These amounts reflect the estimated value of the vested Hindalco SARs, Hindalco RSUs and Novelis PUs granted pursuant to our LTIP as follows: (i) with respect to the Hindalco SARs and Hindalco RSUs, estimated using the price per share of Hindalco stock on March 31, 2022 and (ii) with respect to the Novelis PUs, estimated using the applicable target award.
(4)These amounts are estimates of payments that would be paid pursuant to our CIC Plan, the executive's offer letter or local law and practice, as applicable.
(5)The retirement benefit represents 12 months (or 24 months in the case of a change in control severance) of additional benefit accrual or contribution credit, as applicable, under our tax-qualified and non-qualified retirement plans. This benefit equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months (or 24 months in the case of a change in control severance), as determined by the Company.
(6)This amount is intended to assist the executive in paying post-employment health coverage for 12 months (or 24 months in the case of a change in control severance).
(7)This amount represents the estimated value of 12 months (or 24 months in the case of a change in control severance) of additional coverage under our group and executive life insurance plans.
(8)This amount includes $21,500, which is the estimated cost of moving expenses that may be payable to Mr. Braghi in connection with his relocation from Switzerland to Italy following termination of employment.

Director Compensation for Fiscal Year 2022
The Chairman of our board of directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if he is a member of our Audit Committee. Directors' fees are ordinarily paid in quarterly installments. Since July 2008, our Chairman, Mr. Birla, has declined to receive the director compensation to which he is entitled.
The table below sets forth the total compensation earned by our directors for fiscal year 2022. In addition, all directors receive reimbursement for out of pocket expenses associated with attending board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Askaran K. Agarwala	150,000
D. Bhattacharya	155,000
Clarence J. Chandran	155,000
Gary Comerford	150,000
Thomas M. Connelly	150,000
Satish Pai	150,000
Vikas Sehgal	150,000
Donald A. Stewart	175,000
Compensation Committee Interlocks and Insider Participation
In fiscal year 2022, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. D. Bhattacharya, (who retired effective March 2, 2022), Mr. Askaran Agarwala, and Mr. Satish Pai. During fiscal year 2022, none of our executive officers served as:
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
4.2
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

4.3
Indenture relating to the 3.375% Senior Notes due 2029, dated March 31, 2021, between Novelis Sheet Ingot GmbH, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

4.4
Indenture relating to the 3.250% Senior Notes due 2026, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.5
Indenture relating to the 3.875% Senior Notes due 2031, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

10.1
Increase Joinder Amendment to Credit Agreement, dated as of February 21, 2020, among Novelis Acquisitions, LLC, as borrower of the Aleris Incremental Term Loans, Novelis Inc., as Borrower, AV Metals Inc., as Holdings, the other Loan Parties party thereto, the Third Party Security Provider, Standard Chartered Bank, as Administrative Agent for the Lenders, and the Lenders Party thereto (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on May 7, 2020 (File No. 001-32312))

10.2
Amendment No. 4 to Credit Agreement, dated as of August 25, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-32312))

10.3
Amendment No. 5 to Credit Agreement, dated as of December 11, 2020, between Novelis Inc., AV Metals Inc., the other loan parties thereto, the Third Party Security Provider, the Lenders party thereto, and Standard Chartered Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on February 3, 2021 (File No. 001-32312))

10.4
Refinancing Amendment to Credit Agreement, dated as of March 26, 2021, among Novelis Inc., as Borrower of the Tranche A-1 Term Loans, Aleris Corporation, as the survivor of the merger with Novelis Acquisitions LLC, as co-borrower of the Aleris Incremental Term Loans and as guarantor, AV Metals Inc., the other Loan Parties party thereto, Novelis Italia S.P.A., as third party security provider, the Lenders party thereto and Standard Chartered Bank, as administrative agent and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

10.5
Amendment No. 4 to Second Amended and Restated Credit Agreement, dated February 21, 2020, among Novelis Inc., as Canadian Borrower, Novelis Corporation, as a U.S. Borrower, the other U.S. Subsidiaries of Canadian Borrower party thereto as U.S. Borrowers, Novelis UK Ltd, as a U.K. Borrower, Novelis AG, as a Swiss Borrower, Novelis Deutschland GMBH, as a German Borrower, AV Metals Inc., the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and U.S. Swingline Lender, Wells Fargo Bank, N.A. (London Branch), as European Swingline Lender and the Issuing Banks party thereto (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K filed on May 7, 2020 (File No. 001-32312))

10.6
Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of August 25, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 9, 2020 (File No. 001-32312))

10.7
Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 11, 2020, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on February 3, 2021 (File No. 001-32312))

10.8
Amendment No. 7 to Second Amended and Restated Credit Agreement, dated as of March 5, 2021, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on May 12, 2021 (File No. 001-32312))

10.9
Amendment No. 8 to Second Amended and Restated Credit Agreement, dated as of October 7, 2021, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 3, 2021 (File No. 001-32312))

10.10
Amendment No. 9 to Second Amended and Restated Credit Agreement, dated as of April 1, 2022, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May 11, 2022 (File No. 001-32312))

10.11
Short Term Credit Agreement, dated as of January 18, 2022, among Novelis Inc., as the Borrower, the guarantors party thereto and Axis Bank Limited, IFSC Banking Unit, Gift City, as lender and administrative agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 7, 2022 (File No. 001-32312))

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

10.22*#	Novelis Fiscal 2022 Executive Annual Incentive Plan
10.23*#	Novelis Fiscal 2021 Executive Annual Incentive Plan
10.24*#	Novelis 2022 Executive Long-Term Incentive Plan
10.25*#	Novelis 2021 Executive Long-Term Incentive Plan
21.1	List of Subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on May 11, 2022 (File No. 001-32312))
31.1#	Section 302 Certification of Principal Executive Officer
31.2#	Section 302 Certification of Principal Financial Officer
32.1#	Section 906 Certification of Principal Executive Officer
32.2#	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 3, 2022