Form 10-Q
period 2022-06-30
Novelis Inc.
filed 2022-08-03
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
(Registrant's telephone number, including area code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 2, 2022, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
Duffel	Plant located in Duffel, Belgium, required to be divested (Refer to Note 2 – Discontinued Operations)
Exchange Act	Securities Exchange Act of 1934, as amended
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ending March 31, 2023
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
Lewisport	Plant located in Lewisport, Kentucky, required to be divested (Refer to Note 2 – Discontinued Operations)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2022 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on May 11, 2022

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2022	2021
Net sales	$5,089	$3,855
Cost of goods sold (exclusive of depreciation and amortization)	4,265	3,137
Selling, general and administrative expenses	164	159
Depreciation and amortization	138	134
Interest expense and amortization of debt issuance costs	58	59
Research and development expenses	23	24
Gain on extinguishment of debt, net	—	(2)
Restructuring and impairment expenses (reversals), net	1	(2)
Equity in net income of non-consolidated affiliates	(4)	(1)
Other expenses (income), net	50	(64)
	4,695	3,444
Income from continuing operations before income tax provision	394	411
Income tax provision	87	108
Net income from continuing operations	307	303
Loss from discontinued operations, net of tax	(1)	(63)
Net income	306	240
Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to our common shareholder	$307	$240
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2022	2021
Net income	$306	$240
Other comprehensive income:
Currency translation adjustment	(173)	30
Net change in fair value of effective portion of cash flow hedges	913	(15)
Net change in pension and other benefits	9	3
Other comprehensive income before income tax effect	749	18
Income tax provision related to items of other comprehensive income	234	—
Other comprehensive income, net of tax	515	18
Comprehensive income	821	258
Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	—
Comprehensive income attributable to our common shareholder	$822	$258
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,037	$1,070
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 as of June 30, 2022, and March 31, 2022)	2,601	2,590
— related parties	234	222
Inventories	3,456	3,038
Prepaid expenses and other current assets	182	195
Fair value of derivative instruments	621	377
Assets held for sale	5	5
Current assets of discontinued operations	6	6
Total current assets	8,142	7,503
Property, plant and equipment, net	4,477	4,624
Goodwill	1,075	1,081
Intangible assets, net	604	623
Investment in and advances to non-consolidated affiliates	801	832
Deferred income tax assets	149	158
Other long-term assets
— third parties	295	274
— related parties	1	1
Total assets	$15,544	$15,096

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$59	$26
Short-term borrowings	603	529
Accounts payable
— third parties	3,843	3,869
— related parties	345	320
Fair value of derivative instruments	266	959
Accrued expenses and other current liabilities	859	774
Current liabilities of discontinued operations	21	21
Total current liabilities	5,996	6,498
Long-term debt, net of current portion	4,894	4,967
Deferred income tax liabilities	387	158
Accrued postretirement benefits	631	669
Other long-term liabilities	306	295
Total liabilities	12,214	12,587
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2022, and March 31, 2022	—	—
Additional paid-in capital	1,304	1,304
Retained earnings	2,125	1,818
Accumulated other comprehensive loss	(105)	(620)
Total equity of our common shareholder	3,324	2,502
Noncontrolling interests	6	7
Total equity	3,330	2,509
Total liabilities and equity	$15,544	$15,096
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2022	2021
OPERATING ACTIVITIES
Net income	$306	$240
Net loss from discontinued operations	(1)	(63)
Net income from continuing operations	$307	$303
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	138	134
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(18)	13
Loss on sale of assets, net	1	—
Gain on extinguishment of debt, net	—	(2)
Deferred income taxes, net	12	56
Equity in net income of non-consolidated affiliates	(4)	(1)
(Gain) loss on foreign exchange remeasurement of debt	(11)	1
Amortization of debt issuance costs and carrying value adjustments	4	5
Other, net	1	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(97)	(357)
Inventories	(510)	(451)
Accounts payable	135	498
Other assets	7	(55)
Other liabilities	79	(80)
Net cash provided by operating activities – continuing operations	44	65
Net cash used in operating activities – discontinued operations	(1)	(3)
Net cash provided by operating activities	$43	$62
INVESTING ACTIVITIES
Capital expenditures	$(110)	$(101)
Acquisition of business and other investments, net of cash acquired	(4)	—
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	1
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(9)	7
Outflows from the settlement of derivative instruments, net	(3)	(4)
Other	6	3
Net cash used in investing activities	$(120)	$(94)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$—	$20
Principal payments of long-term and short-term borrowings	(107)	(262)
Revolving credit facilities and other, net	183	125
Debt issuance costs	—	(2)
Net cash provided by (used in) financing activities	$76	$(119)
Net decrease in cash, cash equivalents and restricted cash	(1)	(151)
Effect of exchange rate changes on cash	(33)	11
Cash, cash equivalents and restricted cash – beginning of period	1,084	1,027
Cash, cash equivalents and restricted cash – end of period	$1,050	$887

Cash and cash equivalents	$1,037	$872
Restricted cash (included in other long-term assets)	13	15
Cash, cash equivalents and restricted cash – end of period	$1,050	$887

Supplemental Disclosures:
Accrued capital expenditures as of June 30	$62	$55
Leased assets obtained in exchange for new operating lease liabilities	26	5
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2021	1,000	$—	$1,404	$864	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	240	—	—	240
Currency translation adjustment included in other comprehensive income	—	—	—	—	30	—	30
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $1 included in other comprehensive income	—	—	—	—	(14)	—	(14)
Change in pension and other benefits, net of tax provision of $1 included in other comprehensive income	—	—	—	—	2	—	2
Balance as of June 30, 2021	1,000	$—	$1,404	$1,104	$(348)	$(16)	$2,144

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2022	1,000	$—	$1,304	$1,818	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	307	—	—	307
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive income	—	—	—	—	(173)	—	(173)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $232 included in other comprehensive income	—	—	—	—	681	—	681
Change in pension and other benefits, net of tax provision of $2 included in other comprehensive income	—	—	—	—	7	—	7
Balance as of June 30, 2022	1,000	$—	$1,304	$2,125	$(105)	$6	$3,330
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
Organization and Description of Business
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of June 30, 2022, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
The condensed consolidated balance sheet data as of March 31, 2022, was derived from the March 31, 2022, audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2022 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
Consolidation Policy
Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues, and expenses of all wholly owned subsidiaries, majority-owned subsidiaries over which we exercise control, and entities in which we have a controlling financial interest or are deemed to be the primary beneficiary. We eliminate intercompany accounts and transactions from our condensed consolidated financial statements.
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to our common shareholder includes our share of the net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non-consolidated affiliates and equity in net income of non-consolidated affiliates.
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; (4) assessment of loss contingencies, including environmental and litigation liabilities; and (5) the fair value of the contingent consideration resulting from the sale of Duffel. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal 2020 and carrying into fiscal 2023, the COVID-19 pandemic and its unprecedented negative economic implications have affected production and sales across a range of industries around the world.
Our global operations, similar to those of many other large, multi-national corporations, have encountered higher costs and have felt this impact on customer demand, disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
While much of our customer demand and shipments have recovered in the majority of our end markets, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak (including the emergence of variants of the virus) and its impact on our customers, employees, suppliers, and other partners. We believe this will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies, and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the revision of governmental quarantine or other public health measures and the availability of vaccines or other medical remedies and preventative measures.
Although we have made our best estimates based on current information, the effects of the COVID-19 pandemic on our business may result in future changes to our estimates and assumptions based on its duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
Risks & Uncertainties resulting from Inflation, Supply Chain Disruptions and Geopolitical Instability
The first quarter of fiscal 2023 was marked by global economic uncertainty, capital markets disruption, and supply chain interruptions, which have been impacted by inflationary cost pressures, the ongoing COVID-19 pandemic, and geopolitical instability due to the ongoing military conflict between Russia and Ukraine. We experienced increased inflationary cost pressures during the first quarter of fiscal 2023 resulting from global supply chain disruptions impacting the availability and price of materials and services including freight, energy, coatings, and alloys, such as magnesium. Rising geopolitical instability exacerbated inflationary cost pressures, which are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022 and expect these costs will remain elevated until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse, global supplier network. We believe we are positioned to maintain current production levels and service our customers without disruptions in the near term. However, we cannot predict how long supply chain disruptions will last or potential future financial impacts. We have been able to mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a meaningful portion of higher costs to customers, favorable pricing environments, and increased recycling benefits. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
The overall extent of the impact of these factors on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration of the current inflationary environment, supply chain disruptions, and the Russia-Ukraine conflict. Although we have made our best estimates based on the current information, the effects of these factors on our business may result in future changes to our estimates and assumptions based on their duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
Recent Accounting Pronouncements
We did not adopt any new accounting pronouncements during the three months ended June 30, 2022, that had a material impact on our consolidated financial condition, results of operations, or cash flows. There are also no recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. DISCONTINUED OPERATIONS
On April 14, 2020, we closed the acquisition of Aleris for $2.8 billion. As a result of the antitrust review processes in the European Union, the U.S., and China, which were required for approval of the acquisition, we were obligated to divest Aleris' European and North American automotive assets, including the Duffel and Lewisport plants, respectively.
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that was deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. The arbitration will determine the responsibility of ALVANCE to Novelis based on whether either or both parties breached any of their respective obligations under the purchase and sale agreements and, if so, their relative culpability for such breaches, potentially reduced by certain claims of ALVANCE against Novelis. Arbitration results are inherently uncertain and unpredictable, and there can be no assurance of the result the arbitral tribunal will reach. The arbitrators may award Novelis no more than €100 million and may not award any damages to ALVANCE. In addition, we recorded a €15 million ($18 million) receivable for net debt and working capital adjustments.
We elected to account for the contingent consideration at fair value and mark to fair value on a quarterly basis. As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As of June 30, 2022, there has been no change to this fair value, and the receivable is included in other long-term assets in our condensed consolidated balance sheet as of June 30, 2022. There is no assurance as to when we expect the post-closing arbitration process to conclude or whether we will receive any of the contingent consideration.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	June 30, 2022	March 31, 2022
Finished goods	$824	$677
Work in process	1,561	1,511
Raw materials	838	620
Supplies	233	230
Inventories	$3,456	$3,038

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. CONSOLIDATION
Variable Interest Entity
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

in millions	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$5	$3
Accounts receivable, net	31	50
Inventories	118	115
Prepaid expenses and other current assets	5	8
Total current assets	159	176
Property, plant and equipment, net	24	22
Goodwill	12	12
Deferred income tax assets	41	41
Other long-term assets	10	6
Total assets	$246	$257
LIABILITIES
Current liabilities:
Accounts payable	$56	$53
Accrued expenses and other current liabilities	21	28
Total current liabilities	77	81
Accrued postretirement benefits	146	153
Other long-term liabilities	5	2
Total liabilities	$228	$236

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2022, Novelis and Kobe both hold a 50% interest in UAL.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium SE. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the results of operations of our equity method non-consolidated affiliates in the aggregate and the nature and amounts of significant transactions we have with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

	Three Months Ended June 30,
in millions	2022	2021
Net sales	$509	$385
Costs and expenses related to net sales	489	372
Income tax provision	6	3
Net income	$14	$10

Purchases of tolling services from Alunorf	$81	$69
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2022	March 31, 2022
Accounts receivable, net — related parties	$234	$222
Other long-term assets — related parties	1	1
Accounts payable — related parties	345	320
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2022, and 2021, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2022, and March 31, 2022, there was $1 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During the three months ended June 30, 2022, Novelis purchased less than $1 million in raw materials from Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	June 30, 2022				March 31, 2022
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	2.77%	$603	$—	$603	$529	$—	$529
Floating rate Term Loans, due January 2025	4.00%	758	(10)	748	760	(11)	749
Floating rate Term Loans, due March 2028	4.25%	494	(8)	486	495	(8)	487
3.25% Senior Notes, due November 2026	3.25%	750	(9)	741	750	(10)	740
3.375% Senior Notes, due April 2029	3.375%	522	(9)	513	556	(10)	546
4.75% Senior Notes, due January 2030	4.75%	1,600	(24)	1,576	1,600	(25)	1,575
3.875% Senior Notes, due August 2031	3.875%	750	(10)	740	750	(10)	740
China Bank Loans, due August 2027	4.90%	72	—	72	76	—	76
1.8% Brazil Loan, due June 2023	1.80%	30	—	30	30	—	30
1.8% Brazil Loan, due December 2023	1.80%	20	—	20	20	—	20
Finance lease obligations and other debt, due through June 2028	2.23%	27	—	27	30	—	30
Total debt		$5,626	$(70)	$5,556	$5,596	$(74)	$5,522
Less: Short-term borrowings		(603)	—	(603)	(529)	—	(529)
Less: Current portion of long-term debt		(59)	—	(59)	(26)	—	(26)
Long-term debt, net of current portion		$4,964	$(70)	$4,894	$5,041	$(74)	$4,967
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2022, and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2022, for our debt denominated in foreign currencies are as follows (in millions).

As of June 30, 2022	Amount
Short-term borrowings and current portion of long-term debt due within one year	$662
2 years	53
3 years	763
4 years	22
5 years	774
Thereafter	3,352
Total	$5,626
Short-Term Borrowings
As of June 30, 2022, our short-term borrowings totaled $603 million, which consisted of $213 million under our short-term loan due November 2022, $194 million of borrowings on our ABL Revolver, $100 million in short-term Brazil loans, $95 million in short-term China loans (CNY 640 million), and $1 million in other short-term borrowings.
During the three months ended June 30, 2022, we made a $100 million payment beyond our scheduled quarterly amortization payments on our short-term loan due November 2022.
Term Loan Facility
As of June 30, 2022, we were in compliance with the covenants of our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ABL Revolver
In October 2021, we entered into an amendment to our existing ABL Revolver. Prior to the USD LIBOR transition date, loans denominated in USD under the ABL Revolver will continue to bear interest at a rate of LIBOR plus a spread of 1.25% to 1.75% based on excess availability. The amendment provides that on and after the USD LIBOR transition date, loans denominated in USD will bear interest at a rate of the applicable replacement reference plus a spread of 1.25% to 1.75% as adjusted under the terms of the ABL Revolver based on excess availability. In the case of USD loans accruing interest at Term SOFR, the margin adjustment is 0.11 for a one-month interest period, .026 for a three-month interest period, and 0.43 for a six-month interest period. Thus, the applicable interest rate for a one-month interest period would be Term SOFR plus a spread of approximately 1.36% to 1.86% depending on availability. The USD LIBOR transition date is defined as the earlier of (a) when the ICE Benchmark Administration ceases to provide the USD LIBOR and there is no available tenor of USD LIBOR or the Financial Conduct Authority announces all available tenors of USD LIBOR are no longer representative or (b) an early opt-in effective date. The ABL Revolver also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greater of a prime rate or an adjusted federal funds rate) plus a prime spread of .25% to .75% based on excess availability. The amendment also provides for replacement reference rates for loans denominated in euros, British pounds, and Swiss francs upon the transition event applicable to each such currency.
In April 2022, Novelis amended our ABL Revolver facility to increase the limit on committed letters of credit under the facility to $275 million. There were no material costs incurred or accounting impacts as a result of this amendment.
As of June 30, 2022, we had $194 million in borrowings under our ABL Revolver and were in compliance with debt covenants. We utilized $119 million of our ABL Revolver for letters of credit. We had availability of $1.2 billion on the ABL Revolver, including $156 million of remaining availability that can be utilized for letters of credit.
Senior Notes
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to incur additional debt and provide additional guarantees; pay dividends or return capital beyond certain amounts and make other restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sales of assets and subsidiary stock; create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable; engage in certain transactions with affiliates; enter into sale and leaseback transactions; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, certain of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.25% Senior Notes due November 2026, through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.75% Senior Notes due January 2030, and through August 2026 for the 3.875% Senior Notes due August 2031.
As of June 30, 2022, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the three months ended June 30, 2022, we granted 4,388,256 Hindalco phantom RSUs and 2,369,538 Hindalco SARs. Total share-based compensation was a net benefit of $2 million for the three months ended June 30, 2022. Total share-based compensation was an expense of $12 million for the three months ended June 30, 2021. As of June 30, 2022, the outstanding liability related to share-based compensation was $14 million.
The cash payments made to settle all Hindalco SAR liabilities were $6 million and $9 million in the three months ended June 30, 2022, and 2021, respectively. Total cash payments made to settle RSUs were $11 million and $16 million in the three months ended June 30, 2022, and 2021, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $8 million, which is expected to be recognized over a weighted average period of 1.4 years. Unrecognized compensation expense related to the RSUs was $23 million, which will be recognized over the remaining weighted average vesting period of 2.3 years.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. POSTRETIREMENT BENEFIT PLANS
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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2022	2021	2022	2021
Service cost	$6	$8	$1	$3
Interest cost	16	14	1	2
Expected return on assets	(18)	(20)	—	—
Amortization — losses, net	2	5	—	—
Amortization — prior service credit, net	—	—	(1)	—
Settlement/curtailment gain	—	(3)	—	—
Net periodic benefit cost(1)	$6	$4	$1	$5
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses, while all other cost components are recorded within other expenses (income), net.
The average expected long-term rate of return on all plan assets is 4.8% in fiscal 2023.
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

	Three Months Ended June 30,
in millions	2022	2021
Funded pension plans	$2	$7
Unfunded pension plans	4	4
Savings and defined contribution pension plans	14	15
Total contributions	$20	$26
During the remainder of fiscal 2023, we expect to contribute an additional $18 million to our funded pension plans, $12 million to our unfunded pension plans, and $38 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2022	2021
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(32)	$13
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	37	(8)
Currency losses, net	$5	$5
The following currency losses are included in accumulated other comprehensive loss, net of tax and noncontrolling interests in the accompanying condensed consolidated balance sheets.

	Three Months Ended June 30, 2022	Fiscal Year Ended March 31, 2022
in millions
Cumulative currency translation adjustment — beginning of period	$(166)	$(95)
Effect of changes in exchange rates	(173)	(71)
Cumulative currency translation adjustment — end of period	$(339)	$(166)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2022
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$331	$9	$(10)	$(1)	$329
Currency exchange contracts	15	3	(53)	(15)	(50)
Energy contracts	19	6	—	—	25
Total derivatives designated as hedging instruments	$365	$18	$(63)	$(16)	$304
Derivatives not designated as hedging instruments:
Metal contracts	$223	$2	$(148)	$(2)	$75
Currency exchange contracts	30	—	(55)	(1)	(26)
Energy contracts	3	—	—	—	3
Total derivatives not designated as hedging instruments	$256	$2	$(203)	$(3)	$52
Total derivative fair value	$621	$20	$(266)	$(19)	$356

	March 31, 2022
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$10	$—	$(535)	$(7)	$(532)
Currency exchange contracts	30	8	(28)	(1)	9
Energy contracts	22	6	—	—	28
Total derivatives designated as hedging instruments	$62	$14	$(563)	$(8)	$(495)
Derivatives not designated as hedging instruments:
Metal contracts	$290	$3	$(372)	$(2)	$(81)
Currency exchange contracts	22	—	(24)	—	(2)
Energy contracts	3	—	—	—	3
Total derivatives not designated as hedging instruments	$315	$3	$(396)	$(2)	$(80)
Total derivative fair value	$377	$17	$(959)	$(10)	$(575)
____________________
(1)The noncurrent portions of derivative assets and liabilities are included in other long-term assets and other long-term liabilities, respectively, in the accompanying condensed consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Metal
We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag. We use over-the-counter derivatives indexed to LME (referred to as our "aluminum derivative forward contracts") to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers, which is known as "metal price lag." We also purchase forward LME aluminum contracts simultaneously with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the selling price of the metal with the purchase price of the metal. The volatility in LMPs also results in metal price lag.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of June 30, 2022, and March 31, 2022, the fair value of these contracts represented an asset of $1 million and $4 million, respectively. These contracts are undesignated with an average duration of two years.
The following table summarizes our metal notional amount.

in kt	June 30, 2022	March 31, 2022
Hedge type
Purchase (sale)
Cash flow purchases	12	6
Cash flow sales	(873)	(910)
Not designated	(56)	(16)
Total, net	(917)	(920)
Foreign Currency
We use foreign exchange forward contracts to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.5 billion and $1.3 billion in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2022, and March 31, 2022, respectively.
As of June 30, 2022, and March 31, 2022, we had outstanding foreign currency exchange contracts with a total notional amount of $1.6 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third quarter of fiscal 2023 and offset the remeasurement impact.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 9 million MMBtu designated as cash flow hedges as of June 30, 2022, and the fair value was an asset of $20 million. There was a notional of 10 million MMBtu of natural gas forward contracts designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $25 million. As of June 30, 2022, we had a notional of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was an asset of $2 million. As of March 31, 2022, we had a notional of 1 million MMBtu and the fair value was an asset of $2 million. The average duration of undesignated contracts is less than two years in length.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 3 million gallons designated as cash flow hedges as of June 30, 2022, and the fair value was an asset of $5 million. There was a notional of 4 million gallons designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $3 million. As of June 30, 2022, we had a notional of less than 1 million metric tonne not designated as hedges, and the fair value was an asset of $1 million. As of March 31, 2022, we had a notional of less than 1 million gallons of forward contracts that were not designated as hedges, and the fair value was an asset of $1 million. The average duration of those contracts is one year in length.
(Gain) Loss Recognition
The following table summarizes the (gains) losses associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other expenses (income), net. (Gains) losses recognized in other line items in the condensed consolidated statement of operations are separately disclosed within this footnote.

	Three Months Ended June 30
in millions	2022	2021
Derivative instruments not designated as hedges
Metal contracts	$42	$(3)
Currency exchange contracts	42	(11)
Energy contracts(1)	(4)	(2)
Loss (gain) recognized in other expenses (income), net	80	(16)
Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(2)	(2)	—
Total loss (gain) recognized in other expenses (income), net	$78	$(16)

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$37	$(8)
Realized losses (gains) on change in fair value of derivative instruments, net	83	(12)
Unrealized (gains) losses on change in fair value of derivative instruments, net	(42)	4
Total loss (gain) recognized in other expenses (income), net	$78	$(16)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $365 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (Effective Portion)
	Three Months Ended June 30,
in millions	2022	2021
Cash flow hedging derivatives
Metal contracts	$899	$(193)
Currency exchange contracts	(78)	30
Energy contracts	7	10
Total	$828	$(153)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2022	2021
Cash flow hedging derivatives
Energy contracts(1)	$7	$(1)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	6	2	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(82)	(139)	Net sales
Currency exchange contracts	7	—	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(12)	1	Net sales
Currency exchange contracts	(1)	(1)	Depreciation and amortization
Total	$(75)	$(138)	Income from continuing operations before income tax provision
	21	37	Income tax provision
	$(54)	$(101)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The following tables summarize the location and amount of gains (losses) that were reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the periods presented.

	Three Months Ended June 30, 2022
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(82)	$6	$—	$—	$—
Energy commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$—	$7	$—	$—	$—
Foreign exchange contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(12)	$7	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

	Three Months Ended June 30, 2021
in millions	Net Sales	Cost of Goods Sold	Selling, General & Administrative Expenses	Depreciation and Amortization	Other (Income) Expenses, Net
Gain (loss) on cash flow hedging relationships
Metal commodity contracts:
Amount of (loss) gain reclassified from accumulated other comprehensive loss into income	$(139)	$2	$—	$—	$—
Energy commodity contracts:
Amount of loss reclassified from accumulated other comprehensive loss into income	$—	$(1)	$—	$—	$—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$1	$—	$—	$(1)	$—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	$—	$—	$—	$—	$—

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(173)	627	6	460
Amounts reclassified from accumulated other comprehensive loss, net	—	54	1	55
Net current-period other comprehensive (loss) income	(173)	681	7	515
Balance as of June 30, 2022	$(339)	$246	$(12)	$(105)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive income (loss) before reclassifications	30	(115)	1	(84)
Amounts reclassified from accumulated other comprehensive loss, net	—	101	1	102
Net current-period other comprehensive income (loss)	30	(14)	2	18
Balance as of June 30, 2021	$(65)	$(147)	$(136)	$(348)
_________________________
(1)For additional information on our cash flow hedges, see Note 10 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 8 – Postretirement Benefit Plans.

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
Level 3 — Unobservable inputs for which there is little or no market data, which require us to develop our own assumptions based on the best information available as to what market participants would use in pricing the asset or liability.
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
The majority of our derivative contracts are valued using industry-standard models with observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices. We generally classify these instruments within Level 2 of the valuation hierarchy. Such derivatives include interest rate swaps, foreign currency contracts, aluminum, copper, and zinc forward contracts, and natural gas and diesel fuel forward contracts.
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2022, and March 31, 2022, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2022, and March 31, 2022. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2022		March 31, 2022
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$565	$(161)	$303	$(916)
Currency exchange contracts	48	(124)	60	(53)
Energy contracts	28	—	31	—
Total level 2 instruments	$641	$(285)	$394	$(969)
Netting adjustment(1)	(145)	145	(236)	236
Total net	$496	$(140)	$158	$(733)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. See Note 2 – Discontinued Operations for more information. There has been no change to this fair value, and this receivable remains outstanding and is included in other long-term assets in our condensed consolidated balance sheet as of June 30, 2022.
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

	June 30, 2022		March 31, 2022
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$1	$1	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	4,926	4,387	4,963	4,912

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following.

	Three Months Ended June 30,
in millions	2022	2021
Currency losses, net(1)	$5	$5
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(42)	4
Realized losses (gains) on change in fair value of derivative instruments, net(2)	83	(12)
Loss on sale of assets, net	1	—
Gain on Brazilian tax litigation, net(3)	—	(76)
Interest income	(4)	(3)
Non-operating net periodic benefit cost(4)	—	(2)
Other, net(5)	7	20
Other expenses (income), net	$50	$(64)
_________________________
(1)Includes losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(2)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 15 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.
(5)Other, net for the three months ended June 30, 2021, includes $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended June 30, 2022, we had an effective tax rate of 22%. For the three months ended June 30, 2021, we had an effective tax rate of 26%. The 22% tax rate for the three months ended June 30, 2022, was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. As of June 30, 2022, after considering all available evidence, we released the full valuation allowance on temporary items and tax attributes of legacy Aleris entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $11 million. The 26% rate for the three months ended June 30, 2021, was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, availability of tax credits, and the enacted rate change in the United Kingdom. The enacted rate change in the United Kingdom provided a benefit of approximately $8 million.
As of June 30, 2022, we had a net deferred tax liability of $238 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $730 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $60 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2022, and March 31, 2022, were $33 million and $35 million, respectively. Of the total $33 million as of June 30, 2022, $15 million is associated with an environmental reserve, $15 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of June 30, 2022, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities as of June 30, 2022, and March 31, 2022, were $14 million and $18 million, respectively. As of June 30, 2022, $6 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $34 million as of June 30, 2022, and $38 million as of March 31, 2022. As of June 30, 2022, $1 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
During prior fiscal years, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes from the tax base used to calculate contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. As a result of these cases, we had the right to apply for tax credits for the amounts overpaid during specified tax years. These credits and corresponding interest could be used to offset various Brazilian federal taxes in future years.
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
However, during the first quarter of fiscal 2022, the Brazilian Supreme Court ruled that the credit should be calculated using the gross methodology for lawsuits filed prior to March 2017. As such, Novelis recorded additional income of $76 million in other expenses (income), net, $48 million of which is principal and $29 million is interest, related to PIS and COFINS for the years 2009 to 2017, net of $1 million in litigation expense.
The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In order to qualify for these credits, the Company is required to compile and present verifiable support validating the credits. During fiscal 2022, Novelis applied for and received official authorization from The Special Department of Federal Revenue of Brazil ("Receita Federal") to use the PIS and COFINS credits related to certain periods. Novelis was able to utilize a majority of these credits to offset taxes to be paid in fiscal 2022 and utilized the remaining credits in the first quarter of fiscal 2023.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
Segment Information
Due in part to the regional nature of the supply and demand of aluminum rolled products and to best serve our customers, we manage our activities based on geographical areas and are organized under four operating segments: North America, Europe, Asia, and South America. All of our segments manufacture aluminum sheet and light gauge products. We also manufacture aluminum plate products in Europe and Asia.
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
South America. Headquartered in São Paulo, Brazil, this segment operates two plants in Brazil, including one with recycling operations.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2022 Form 10-K.
We measure the profitability and financial performance of our operating segments based on Adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define Adjusted EBITDA as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in Adjusted EBITDA; (e) impairment of goodwill; (f) (gain) loss on extinguishment of debt, net; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of Adjusted EBITDA from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment expenses (reversals), net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) income tax provision (benefit); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other related costs; (r) purchase price accounting adjustments; (s) income (loss) from discontinued operations, net of tax; and (t) loss on sale of discontinued operations, net of tax.
Prior to the three months ended June 30, 2022, we also utilized the term Segment Income to refer to Adjusted EBITDA. Both terms have the same definition and there is no difference in the composition or calculation of Adjusted EBITDA for the periods presented and Segment Income previously reported. Under ASC 280, Segment Reporting ("ASC 280"), our measure of segment profitability and financial performance of our operating segments is Adjusted EBITDA, and when used in this context, Adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP.
The tables that follow show selected segment financial information. "Eliminations and Other" includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustments for proportional consolidation and eliminations of intersegment net sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in net sales – third party includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 4 – Consolidation and Note 5 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
June 30, 2022	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non-consolidated affiliates	$—	$483	$318	$—	$—	$801
Total assets	5,518	4,465	2,555	2,265	741	15,544

in millions
March 31, 2022	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non-consolidated affiliates	$—	$508	$324	$—	$—	$832
Total assets	5,084	4,535	2,627	2,115	735	15,096

in millions
Selected Operating Results Three Months Ended June 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$2,096	$1,358	$751	$770	$114	$5,089
Net sales – intersegment	—	36	107	56	(199)	—
Net sales	$2,096	$1,394	$858	$826	$(85)	$5,089

Depreciation and amortization	$57	$40	$22	$21	$(2)	$138
Income tax (benefit) provision	(24)	(4)	20	37	58	87
Capital expenditures	54	22	23	11	—	110

in millions
Selected Operating Results Three Months Ended June 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,456	$1,068	$666	$574	$91	$3,855
Net sales – intersegment	—	52	6	2	(60)	—
Net sales	$1,456	$1,120	$672	$576	$31	$3,855

Depreciation and amortization	$56	$44	$22	$18	$(6)	$134
Income tax provision (benefit)	17	11	18	63	(1)	108
Capital expenditures	45	15	14	29	(2)	101
_________________________
(1)Total assets includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended June 30,
in millions	2022	2021
Net income attributable to our common shareholder	$307	$240
Net loss attributable to noncontrolling interests	(1)	—
Income tax provision	87	108
Loss from discontinued operations, net of tax	1	63
Income from continuing operations before income tax provision	394	411
Depreciation and amortization	138	134
Interest expense and amortization of debt issuance costs	58	59
Adjustment to reconcile proportional consolidation(1)	14	14
Unrealized (gains) losses on change in fair value of derivative instruments, net	(42)	4
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	(1)	(1)
Gain on extinguishment of debt, net	—	(2)
Restructuring and impairment expenses (reversals), net	1	(2)
Loss on sale of assets, net	1	—
Metal price lag	(3)	(54)
Other, net(3)	1	(8)
Adjusted EBITDA	$561	$555
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized gains on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives unrelated to operations.
(3)For the three months ended June 30, 2021, other, net includes $29 million of interest income recognized as a result of Brazilian tax litigation settlements and interest income, partially offset by $18 million from the release of certain outstanding receivables.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended June 30,
in millions	2022	2021
North America	$227	$172
Europe	84	102
Asia	94	88
South America	156	193
Eliminations and other	—	—
Adjusted EBITDA	$561	$555
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended June 30,
in millions	2022	2021
Can	$2,488	$1,940
Automotive	947	746
Aerospace and industrial plate	164	114
Specialty	1,490	1,055
Net sales	$5,089	$3,855

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended June 30,
	2022	2021
Ball	17%	16%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2022	2021
Purchases from Rio Tinto as a percentage of total combined metal purchases	7%	8%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. SUBSEQUENT EVENTS
In July 2022, Novelis Inc. entered into an amendment to our existing short-term credit agreement with Axis Bank Limited, IFSC Banking Unit, Gift City, as administrative agent and lender. We also entered into a separate amendment to our existing Term Loan Facility. These amendments would allow for AV Metals Inc. to merge into Novelis Inc. at a future date as well as provide additional operating flexibility. The amendments are administrative and have no significant financial or accounting impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING STATEMENTS
The following information should be read together with our unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q for a more complete understanding of our financial condition and results of operations. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below, particularly in SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA.
OVERVIEW AND REFERENCES
In this Form 10-Q, unless otherwise specified, the terms "we," "our," "us," the "Company," and "Novelis" refer to Novelis Inc., a company incorporated in Canada under the Canadian Business Corporations Act, and its subsidiaries. References herein to "Hindalco" refer to Hindalco Industries Limited, which acquired Novelis in May 2007.
Novelis is driven by its purpose of shaping a sustainable world together. We are a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. As of June 30, 2022, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
As used in this Form 10-Q, consolidated "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties. Regional "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refers to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP," which are commonly used by manufacturers and third-party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
BUSINESS AND INDUSTRY CLIMATE
Approximately a decade ago, we launched a multi-year strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, a significant increase in scrap inputs, operational efficiencies, acquisition cost synergies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products to deliver a 72% increase in total company Adjusted EBITDA per tonne to $530 and turn a net loss of $38 million into $955 million in net income between fiscal 2016 and fiscal 2022.

This improvement in profitability is despite increased inflationary cost pressures that began in early fiscal 2022 resulting from global supply chain disruptions impacting the availability and price of materials and services including freight, energy, coatings, and alloys. Rising geopolitical instability exacerbated inflationary cost pressures, mainly energy, beginning in the fourth quarter of fiscal 2022 and are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022 and expect these costs will remain elevated until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse global supplier network. We believe we are positioned to maintain current production levels and service our customers without disruptions in the near term. However, we cannot predict how long supply chain disruptions will last or potential future financial impacts. While our near-term results are being negatively impacted by these higher costs, we have been able to mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a meaningful portion of higher costs to customers, favorable pricing environments, and increased recycling benefits. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our board at least quarterly. The ERM team meets with or interviews approximately 80 employees each quarter to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis contacts with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries historically. Rusal, a Russian aluminum company, is one of our suppliers of metal, but we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of Russia's invasion of Ukraine, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our board at least quarterly, with interim updates from our executive leadership as our board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our board.
We believe that global demand for aluminum and rolled products remains strong, driven by economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. Disruption in demand for aluminum rolled products as a result of the COVID-19 pandemic was limited in fiscal 2022 and the first quarter of fiscal 2023. However, we cannot predict future impacts of the ongoing pandemic on future demand.
Favorable market conditions, increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. In the first half of fiscal 2022, we completed an investment to expand the rolling recycling capability, each by 100 kt, in our Pindamonhangaba, Brazil, plant to support this demand. In May 2022, we announced plans to invest approximately $2.5 billion to build a 600 kt greenfield, fully integrated rolling and recycling mill in Bay Minette, Alabama. More than half of the capacity of the new facility will be used to serve the growing demand for aluminum beverage can sheet in North America. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rapid expansion in demand.
Demand for aluminum automotive sheet began to be impacted by the semiconductor shortage in the automotive industry at the start of fiscal 2022. While semiconductor shortage impacts appear to be moderating beginning in fiscal 2023, we expect uneven demand to continue due to broader supply chain disruption and recent COVID-19 lockdowns in China. However, we believe that long-term demand continues to grow, which drove our recently completed investments in automotive sheet finishing capacity in Guthrie, Kentucky, and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as automakers respond to stricter government regulations regarding emissions and fuel economy, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. We are also seeing increased demand for aluminum for electric vehicles, as aluminum's lighter weight can result in extended battery range.
We expect long-term demand for building and construction and other specialty products to grow due to increased customer preference for lightweight, sustainable materials and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, rail, and other technically demanding applications.

While aerospace was muted in fiscal 2022 as air travel was impacted by the COVID-19 pandemic, we expect demand and shipments to improve toward pre-COVID levels by the end of fiscal 2023. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
On April 14, 2020, Novelis closed its acquisition of Aleris and continues to integrate the two companies. The acquisition provides a number of strategic benefits, including increasing the Company's footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, we expect to generate over $220 million in synergies, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. Since closing the transaction, $115 million of run-rate cost synergies have been achieved through June 30, 2022.
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments through fiscal 2027, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. Of the more than $4.5 billion of potential investment opportunities we have identified, we have already allocated over $3.4 billion to the specific investments outlined below.
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
In January 2022, we announced plans to invest approximately $365 million to build a highly advanced recycling center for automotive in the U.S., which will be adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot, we expect the facility will reduce the Company's carbon emissions by more than one million tonnes each year.
In February 2022, we announced plans to invest approximately $50 million to build a recycling and casting center at our UAL joint venture in South Korea. Fully funded by Novelis, the Ulsan Recycling Center will have an annual casting capacity of 100 kt of low-carbon sheet ingot. Once online, we expect the recycling center to reduce the Company's carbon emissions by more than 420,000 tonnes each year.
In May 2022, we announced plans to build an approximately $2.5 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. This new U.S. plant will support strong demand for sustainable beverage can and automotive aluminum sheet and advance a more circular economy.
We expect to fund these organic growth investments from internally generated cash flows.
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a carbon-neutral company by 2050 or sooner and reducing our carbon footprint by 30% by 2026, from our baseline of fiscal 2016. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1, 3, and 9, of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by 2026, from our baseline of fiscal 2016.
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
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, there are 18 plants with the Performance Standard and 12 with the Chain of Custody. In addition, to support our initiatives, in April 2021 we issued €500 million in aggregate principal amount of senior notes. We intend to allocate an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in recycling, renewable energy, and pollution prevention and control. Through March 31, 2022, we have allocated $140 million of the net proceeds toward pollution prevention and control.

Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set targets to build a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership and technical roles at Novelis in order to create and foster the next generation of female leaders, scientists, and engineers. To achieve these goals, the Company has established a global Diversity & Inclusion board, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide our employees with a sense of belonging and where different backgrounds and perspectives are embraced and valued.
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company commits to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing Science, Technology, Engineering, and Math ("STEM") education, raising recycling awareness, and fostering better overall community health and well-being.
COVID-19 Response
With our primary focus being the health and well-being of our employees, we continue to monitor the changing landscape with respect to COVID-19 and take actions to manage our business and support our customers. We have bolstered our own Environmental, Health, and Safety protocols and aligned them with guidance from global health authorities and government agencies across our operations to help ensure the safety of our employees, customers, suppliers, communities, and other stakeholders.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.4 billion of liquidity as of June 30, 2022.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, as well as organic strategic capacity expansion projects. Our capital expenditures for fiscal 2023 are expected to be on the lower end of the previously guided range of     approximately $1.3 billion and $1.6 billion. This includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. According to CRU, the global mining, metals, and fertilizer business intelligence company, global demand for can stock, which represents the largest percentage of our total rolled product shipments, is forecasted to increase at a compound annual growth rate of approximately 4% from calendar year 2021 to 2028 mainly driven by sustainability trends, growth in beverage markets that are increasingly released in aluminum packaging, and substitution against glass, steel, and plastic.
Automotive. We believe aluminum utilization is positioned for continued growth through increased adoption of electric vehicles, which require higher amounts of aluminum. We estimate global automotive aluminum sheet demand is expected to grow at an 11% compound annual growth rate between calendar year 2021 and 2028. However, the current global semiconductor shortage impacting the automotive industry has resulted in temporarily lower automotive build rates and has reduced near-term demand for automotive aluminum sheet.
Aerospace. Passenger air travel is increasing, as loosening COVID-19 restrictions have facilitated a faster than anticipated recovery for the industry. We expect demand for aerospace aluminum to recover to pre-COVID-19 levels by the end of fiscal 2023.
Specialties. Specialties includes diverse markets, including building and construction; commercial transportation; foil and packaging; and commercial and consumer products. These industries continue to increase aluminum material adoption due to its many desirable characteristics. We believe these trends will keep demand high.
BUSINESS MODEL AND KEY CONCEPTS
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (1) a base aluminum price quoted off the LME; (2) an LMP; and (3) a "conversion premium" to produce the rolled product, which reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. LMPs tend to vary based on the supply and demand for metal in a particular region and associated transportation costs.

In North America, Europe, and South America, we pass through LMPs to our customers, which are recorded through net sales. In Asia, we purchase our metal inputs based on the LME and incur an LMP. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include an LMP. However, in a majority of new contracts over the last several quarters, we are able to fully pass through the LMPs in an increasingly favorable demand environment.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended June 30,		Percent Change
	2022	2021
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$3,503	$2,213	58%
Average cash price during the period	2,882	2,399	20
Closing cash price as of end of period	2,397	2,523	(5)
The weighted average LMPs are as follows.

	Three Months Ended June 30,		Percent Change
	2022	2021
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$526	$397	32%
Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and LMPs directly impact net sales, cost of goods sold (exclusive of depreciation and amortization), and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers and (ii) certain customer contracts containing fixed forward price commitments, which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however the derivative markets for those LMPs are generally not robust or efficient enough for us to hedge all of our exposure to price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge small percentage of our exposure. As a consequence, volatility in LMPs can have a significant impact on our results of operations and cash flows.
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income from continuing operations before income tax provision and net income. Gains and losses on metal derivative contracts are not recognized in Adjusted EBITDA until realized.

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results when we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates.

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2022	March 31, 2022	2022	2021
Euro per U.S. dollar	0.957	0.889	0.946	0.831
Brazilian real per U.S. dollar	5.238	4.738	4.962	5.213
South Korean won per U.S. dollar	1,293	1,211	1,269	1,118
Canadian dollar per U.S. dollar	1.290	1.249	1.277	1.226
Swiss franc per euro	1.001	1.023	1.017	1.098

Exchange rate movements have an impact on our operating results. In Europe, where we predominantly have local currency selling prices and operating costs, we benefit as the euro strengthens but are adversely affected as the euro weakens. For our Swiss operations, where operating costs are incurred primarily in the Swiss franc and a large portion of revenues are denominated in the euro, we benefit as the Swiss franc weakens but are adversely affected as the franc strengthens. In South Korea, where we have local currency operating costs and U.S. dollar denominated selling prices for exports, we benefit as the South Korean won weakens but are adversely affected as the won strengthens. In Brazil, where we have predominately U.S. dollar selling prices and local currency manufacturing costs, we benefit as the Brazilian real weakens but are adversely affected as the real strengthens. We use foreign exchange forward contracts to manage our exposure arising from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations, which include capital expenditures and net investment in foreign subsidiaries.
See Segment Review below for the impact of foreign currency on each of our segments.

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended June 30, 2022, we reported net income attributable to our common shareholder of $307 million, an increase of 28% compared to $240 million in the comparable prior year period, and Adjusted EBITDA of $561 million, an increase of 1% compared to $555 million in the comparable prior year period. The improvement in operational performance was primarily driven by higher product pricing, including some higher cost pass-throughs to customers, favorable product mix, and lower metal costs due to improved recycling performance. These favorable factors were partially offset by a $47 million gain from the principal amount net of litigation expenses from favorable outcomes of Brazil tax litigation in the prior year period, higher inflationary costs, and unfavorable foreign exchange translation.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	March 31, 2022	June 30, 2022
Net sales	$3,855	$4,119	$4,326	$4,849	$17,149	$5,089
Percentage (decrease) increase in net sales versus comparable prior year period	59%	38%	33%	34%	40%	32%
Rolled product shipments:
North America	358	375	358	376	1,467	386
Europe	279	260	254	274	1,067	272
Asia	192	197	171	203	763	185
South America	157	147	157	156	617	148
Eliminations	(13)	(11)	(10)	(22)	(56)	(29)
Total	973	968	930	987	3,858	962

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	32%	2%	3%	4%	9%	8%
Europe	32	8	—	1	9	(3)
Asia	4	11	(7)	2	2	(4)
South America	39	(1)	(1)	(3)	7	(6)
Total	26%	5%	—%	—%	7%	(1)%
Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021
Net sales was $5.1 billion for the three months ended June 30, 2022, an increase of 32% from the comparable prior year period, primarily driven by higher average aluminum prices and LMPs. Shipments were down 1% compared to the prior year period.
Income from continuing operations before income tax provision was $394 million for the three months ended June 30, 2022, compared to $411 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $4.3 billion for the three months ended June 30, 2022, an increase of 36% from the comparable prior year period, primarily due to higher average aluminum prices and cost inflation. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.0 billion over the prior period.
Selling, General and Administrative Expenses
SG&A was $164 million for the three months ended June 30, 2022, compared to $159 million for the three months ended June 30, 2021.
Depreciation and Amortization
Depreciation and amortization was $138 million and $134 million for the three months ended June 30, 2022, and 2021, respectively.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $58 million and $59 million for the three months ended June 30, 2022, and 2021, respectively.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses (reversals), net was a net expense of $1 million and a net reversal of $2 million for the three months ended June 30, 2022, and 2021, respectively.
Other Expenses (Income), Net
Other expenses (income), net was an expense of $50 million and income of $64 million for the three months ended June 30, 2022, and 2021, respectively. The change primarily relates to a $76 million gain related to a favorable decision in a Brazilian tax litigation in the prior year period that did not recur as well as higher losses on the change in fair value of derivative instruments, net in the current period.
Taxes
We recognized $87 million of income tax provision for the three months ended June 30, 2022, which resulted in an effective tax rate of 22%. The rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. We recognized $108 million of income tax benefit in the comparable prior year period, which resulted in an effective tax rate of 26%.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments, which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to Adjusted EBITDA, see Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended June 30, 2022	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$2,096	$1,394	$858	$826	$(85)	$5,089
Shipments (in kt):
Rolled products – third party	386	265	164	147	—	962
Rolled products – intersegment	—	7	21	1	(29)	—
Total rolled products	386	272	185	148	(29)	962
Non-rolled products	3	28	6	37	(13)	61
Total shipments	389	300	191	185	(42)	1,023

Selected Operating Results Three Months Ended June 30, 2021	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$1,456	$1,120	$672	$576	$31	$3,855
Shipments (in kt):
Rolled products – third party	358	268	190	157	—	973
Rolled products – intersegment	—	11	2	—	(13)	—
Total rolled products	358	279	192	157	(13)	973
Non-rolled products	3	32	2	21	(5)	53
Total shipments	361	311	194	178	(18)	1,026

The following table reconciles changes in Adjusted EBITDA for the three months ended June 30, 2021, to the three months ended June 30, 2022.

in millions	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Adjusted EBITDA - Three Months Ended June 30, 2021	$172	$102	$88	$193	$—	$555
Volume	29	(9)	(6)	(9)	(18)	(13)
Conversion premium and product mix	66	43	45	23	(15)	162
Conversion costs	(23)	(21)	(21)	(5)	34	(36)
Foreign exchange	1	(21)	(4)	9	—	(15)
Selling, general & administrative and research & development costs(2)	1	(2)	(5)	(7)	2	(11)
Other changes	(19)	(8)	(3)	(48)	(3)	(81)
Adjusted EBITDA - Three Months Ended June 30, 2022	$227	$84	$94	$156	$—	$561
_________________________
(1)The recognition of Adjusted EBITDA by a region on an intersegment shipment could occur in a period prior to the recognition of Adjusted EBITDA on a consolidated basis, depending on the timing of when the inventory is sold to the third party customer. The "Eliminations and other" column adjusts regional Adjusted EBITDA for intersegment shipments that occur in a period prior to recognition of Adjusted EBITDA on a consolidated basis. The "Eliminations and other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.
(2)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.
North America
Net sales increased $640 million, or 44%, primarily driven by higher average aluminum prices, higher can shipments on strong local demand, higher specialty shipments, mainly in transportation products, and higher automotive shipments in the current year despite the semiconductor shortage continuing to constrain the automotive industry. Adjusted EBITDA was $227 million, an increase of 32%, primarily driven by higher volume, favorable product mix due to higher automotive shipments, higher can and specialty prices in a favorable demand environment, and favorable metal costs. These favorable factors were partially offset by higher freight, energy, alloys, and other operating costs due to inflation, supply chain disruptions, and geopolitical disruptions.
Europe
Net sales increased $274 million, or 24%, primarily driven by higher average aluminum prices, higher can shipments on strong demand, and higher aerospace shipments as some recovery in air travel improves demand for aerospace plate and sheet. This was partially offset by lower automotive shipments in the current period resulting from the semiconductor shortage impact on the automotive industry and lower specialty volumes, mainly lower automotive heat exchanger from lower automotive build rates. Adjusted EBITDA was $84 million, a decrease of 18%, primarily driven by unfavorable foreign exchange translation, higher freight, energy, alloys, and other operating costs due to inflation, supply chain disruptions, and geopolitical disruptions, and lower volume, partially offset by higher specialty, can, and commercial plate price in a favorable demand environment and favorable metal costs.
Asia
Net sales increased $186 million, or 28%, primarily driven by higher average aluminum prices, higher can shipments on strong demand and higher exports to North America, and slightly higher aerospace shipments as some recovery in air travel improves demand for aerospace plate and sheet. Partially offsetting this was lower automotive shipments impacted by customer shutdowns due to COVID-19 lockdowns in China during the current quarter and lower specialty shipments due to portfolio optimization in a capacity constrained system. Adjusted EBITDA was $94 million, an increase of 7%, primarily driven by higher specialty and can prices in a favorable demand environment and some cost pass through to customers and favorable metal costs, partially offset by lower volume, higher operating costs due to inflation, supply chain disruptions, and geopolitical disruptions increasing freight, energy, and other operating costs.

South America
Net sales increased $250 million, or 43%, primarily driven by higher average aluminum prices, partially offset by lower can and specialty shipments. Adjusted EBITDA was $156 million, a decrease of 19%, primarily driven by $47 million in prior year gains from the principal amount net of litigation expenses from favorable outcomes of Brazil tax litigation that did not recur in the current year period. Adjusted EBITDA excluding this prior year benefit increased primarily due to favorable metal costs, higher price in a favorable demand environment and some cost pass through to customers, and favorable foreign exchange, partially offset by higher freight, energy, and other operating costs due to inflation, supply chain disruptions, and geopolitical disruptions, as well as higher SG&A due to increased forfaiting costs.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.4 billion of liquidity as of June 30, 2022. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short- and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of June 30, 2022, and March 31, 2022, is as follows.

in millions	June 30, 2022	March 31, 2022
Cash and cash equivalents	$1,037	$1,070
Availability under committed credit facilities	1,341	1,499
Total available liquidity	$2,378	$2,569
The decrease in total available liquidity primarily relates to increased borrowings on our ABL revolver and a decrease in cash and cash equivalents, primarily resulting from the effect of exchange rate changes on cash. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of June 30, 2022, we held $4 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2022, we held $640 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2022, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 6 – Debt to our accompanying condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.

Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of Adjusted Free Cash Flow.
The following table displays the Adjusted Free Cash Flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2022	2021	Change
Net cash provided by operating activities – continuing operations	$44	$65	$(21)
Net cash used in investing activities – continuing operations	(120)	(94)	(26)
Plus: Cash used in the acquisition of business and other investments, net of cash acquired	4	—	4
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	—	(1)	1
Adjusted Free Cash Flow from Continuing Operations	(72)	(30)	(42)
Net cash used in operating activities – discontinued operations	(1)	(3)	2
Adjusted Free Cash Flow	$(73)	$(33)	$(40)
Ending cash and cash equivalents	$1,037	$872	$165
Cash Flow Summary

	Three Months Ended June 30,
in millions	2022	2021	Change
Net cash provided by operating activities	$43	$62	$(19)
Net cash used in investing activities	(120)	(94)	(26)
Net cash provided by (used in) financing activities	76	(119)	195
Operating Activities
The decrease in net cash provided by operating activities primarily relates to less favorable metal price lag, partially offset by higher Adjusted EBITDA.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $110 million during the three months ended June 30, 2022. The change in investing activities primarily relates to an increase in capital expenditures and outflows from investment in and advances to non-consolidated affiliates, net.
Financing Activities
There were no proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2022. The following represents proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2021.

Three Months Ended
in millions	June 30, 2021
Floating rate Term Loans, due March 2028	$20
Proceeds from issuance of long-term and short-term borrowings	$20

The following represents principal payments of long-term and short-term borrowings during the three months ended June 30, 2022, and June 30, 2021.

Three Months Ended
in millions	June 30, 2022
Short-term loans due November 2022	$(101)
Floating rate Term Loans, due January 2025	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(3)
Principal payments of long-term and short-term borrowings	$(107)

Three Months Ended
in millions	June 30, 2021
Zhenjiang Term Loans, due May 2024	$(129)
Floating rate Term Loans, due June 2022	(125)
Short-term borrowings in Brazil	(3)
Floating rate Term Loans, due January 2025	(2)
Finance leases and other repayments	(3)
Principal payments of long-term and short-term borrowings	$(262)
The following represents inflows (outflows) from revolving credit facilities and other, net during the three months ended June 30, 2022, and June 30, 2021.

Three Months Ended
in millions	June 30, 2022
ABL Revolver	$179
Korea credit facility	3
Other revolving facilities	1
Revolving credit facilities and other, net	$183

Three Months Ended
in millions	June 30, 2021
ABL Revolver	$136
China credit facility	7
Korea credit facility	(18)
Revolving credit facilities and other, net	$125
In addition to the activities shown in the tables above, during the three months ended June 30, 2021, we paid $2 million in debt issuance costs related to prior period issuances.
Non-Guarantor Information
As of June 30, 2022, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2022)	19%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2022)	16%
Assets owned by non-guarantor subsidiaries (as of June 30, 2022)	18%
In addition, for the three months ended June 30, 2022, and 2021, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.1 billion and $886 million, respectively, and as of June 30, 2022, those subsidiaries had assets of $3.3 billion and debt and other liabilities of $2.0 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority has now shifted to organic growth capital expenditures, estimated to be more than $4.5 billion over the next five years, while maintaining a medium-term net leverage ratio below 2.5x and continuing to guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our board of directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2022 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
NON-GAAP FINANCIAL MEASURES
Total Adjusted EBITDA presents the sum of the results of our four operating segments on a consolidated basis. We believe that total Adjusted EBITDA is an operating performance measure that measures operating results unaffected by differences in capital structures, capital investment cycles, and ages of related assets among otherwise comparable companies. In reviewing our corporate operating results, we also believe it is important to review the aggregate consolidated performance of all of our segments on the same basis we review the performance of each of our regions and draw comparisons between periods based on the same measure of consolidated performance.
Management believes investors' understanding of our performance is enhanced by including this non-GAAP financial measure as a reasonable basis for comparing our ongoing results of operations. Many investors are interested in understanding the performance of our business by comparing our results from ongoing operations from one period to the next and would ordinarily add back items that are not part of normal day-to-day operations of our business. By providing total Adjusted EBITDA, together with reconciliations, we believe we are enhancing investors' understanding of our business and our results of operations, as well as assisting investors in evaluating how well we are executing strategic initiatives.
However, total Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP, and our total Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Total Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. For example, total Adjusted EBITDA:
•does not reflect the Company's cash expenditures or requirements for capital expenditures or capital commitments;
•does not reflect changes in, or cash requirements for, the Company's working capital needs; and
•does not reflect any costs related to the current or future replacement of assets being depreciated or amortized.
We also use total Adjusted EBITDA:
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
Please see Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of Adjusted EBITDA. Under ASC 280, Adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term Adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure. Prior to the three months ended June 30, 2022, we also utilized the term Segment Income to refer to Adjusted EBITDA. Both terms have the same definition and there is no difference in the composition or calculation of Adjusted EBITDA for the periods presented and Segment Income previously reported.

Adjusted Free Cash Flow consists of (a) net cash provided by (used in) operating activities – continuing operations, (b) plus net cash provided by (used in) investing activities – continuing operations, (c) plus net cash provided by (used in) operating activities – discontinued operations, (d) plus net cash provided by (used in) investing activities – discontinued operations, (e) plus cash used in the acquisition of assets under a finance lease, (f) plus cash used in the acquisition of business and other investments, net of cash acquired, (g) plus accrued merger consideration, (h) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging, and (i) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging – discontinued operations. Management believes Adjusted Free Cash Flow is relevant to investors as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. However, Adjusted Free Cash Flow does not necessarily represent cash available for discretionary activities as certain debt service obligations must be funded out of Adjusted Free Cash Flow. Our method of calculating Adjusted Free Cash Flow may not be consistent with that of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," "intends," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies; the expected timing and results from investments in certain operating facilities, including our planned investment of approximately $2.5 billion greenfield rolling mill in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; the possible future impacts of the ongoing COVID-19 pandemic and the actions taken against it, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; inflationary pressures impacting the price of labor, freight, coatings, and alloys; the capacity and effectiveness of our hedging activities; relationships with, and financial and operating conditions of, our customers, suppliers, and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; continued risks stemming from the Aleris acquisition, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19 or geopolitical factors, such as Russia's recent invasion of Ukraine; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment, and other events; economic, regulatory, and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; risks related to cybersecurity and data breaches; our potential inability to protect our intellectual property and the confidentiality of our know-how, trade secrets, technology, and other proprietary information; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic, and composite materials; downturns in consumer demand for our products or changes in consumer preferences as it relates to our products; the impact of the global semiconductor shortage on automotive production and demand for automotive aluminum sheet; changes in general economic conditions, including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third-party response to, the ongoing COVID-19 outbreak; the impact of climate change or the legal, regulatory, or market response to climate change; changes in government regulations, particularly those affecting taxes, derivative instruments, and environmental, health, or safety compliance; risks that production levels and margins of our recent capital expenditures do not grow in line with our current expectations and that we may not realize returns commensurate with our investments; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to our 2022 Form 10-K and see the following sections of the report: Part I. Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper, zinc, and LMPs), energy prices (electricity, natural gas, and diesel fuel), foreign currency exchange rates, and interest rates that could impact our results of operations and financial condition. We partially manage our exposure to energy prices by entering into fixed forward purchase contracts with the energy providers, predominantly in Europe. We generally apply the normal purchase and normal sale scope exception to these contracts and do not record the contracts at fair value. These energy supply contracts are not derivatives but function as a risk management tool for fluctuating energy prices. We manage our exposure to other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only and not for speculative purposes.
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2022, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(222)
Copper	(10)	—
Zinc	(10)	—
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2022, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(4)
Diesel fuel	(10)	(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2022, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(30)
Euro	(10)	(60)
Korean won	(10)	(92)
Canadian dollar	(10)	(4)
British pound	(10)	(21)
Swiss franc	(10)	(37)
Chinese yuan	10	(1)

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any system of controls, however well-designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding litigation to which we are a party, see Note 15 – Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2022 Form 10-K. Except as discussed below, there have been no material changes from the risk factors described in our 2022 Form 10-K.
We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from the conflict in Ukraine, any other geopolitical tensions, or otherwise.
On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and lack of availability of energy. The conflict in Ukraine has led to sanctions and other penalties being levied by the United States, the European Union (the "EU"), and other counties against Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.
Our board of directors oversees the management of risks related to the Russia-Ukraine conflict. Our Enterprise Risk Management team monitors developments and potential impacts of the conflict and reports them to the Audit Committee of our board at least quarterly. Despite this monitoring process, there can be no assurance that the conflict will not have a material adverse effect on our business, including as it relates to the risks outlined above, as well as potential impacts to our relationship with Russian-based suppliers, potential impacts on the reliability of energy supplies to our European manufacturing sites, and potential supply chain disruptions related to the conflict.

Item 6. Exhibits.

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
10.1
Amendment No. 6 to Credit Agreement, dated as of July 25, 2022, among Novelis Inc., as Borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Aleris Incremental Term Loans and as guarantor, Minerals N.V., the Subsidiary Guarantors party thereto, the Lenders party thereto and Standard Chartered Bank, as administrative agent and as collateral agent.

10.2
Amendment No. 1 to Short Term Credit Agreement, dated as of July 25, 2022 among Novelis Inc. as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and Axis Bank Limited, IFSC Banking Unit, Gift City, as administrative agent.

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
Date: August 3, 2022