Form 10-Q
period 2022-09-30
Novelis Inc.
filed 2022-11-08
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
As of November 7, 2022, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Net sales	$4,799	$4,119	$9,888	$7,974
Cost of goods sold (exclusive of depreciation and amortization)	4,140	3,400	8,405	6,537
Selling, general and administrative expenses	181	142	345	301
Depreciation and amortization	134	134	272	268
Interest expense and amortization of debt issuance costs	65	60	123	119
Research and development expenses	23	21	46	45
Loss on extinguishment of debt, net	—	64	—	62
Restructuring and impairment expenses (reversals), net	1	—	2	(2)
Equity in net income of non-consolidated affiliates	(4)	—	(8)	(1)
Other expenses (income), net	10	(20)	60	(84)
	4,550	3,801	9,245	7,245
Income from continuing operations before income tax provision	249	318	643	729
Income tax provision	65	79	152	187
Net income from continuing operations	184	239	491	542
Loss from discontinued operations, net of tax	(1)	(2)	(2)	(65)
Net income	183	237	489	477
Net loss attributable to noncontrolling interests	—	—	(1)	—
Net income attributable to our common shareholder	$183	$237	$490	$477
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Net income	$183	$237	$489	$477
Other comprehensive (loss) income:
Currency translation adjustment	(188)	(64)	(361)	(34)
Net change in fair value of effective portion of cash flow hedges	(110)	(190)	803	(205)
Net change in pension and other benefits	6	7	15	10
Other comprehensive (loss) income before income tax effect	(292)	(247)	457	(229)
Income tax (benefit) provision related to items of other comprehensive (loss) income	(29)	(48)	205	(48)
Other comprehensive (loss) income, net of tax	(263)	(199)	252	(181)
Comprehensive (loss) income	(80)	38	741	296
Comprehensive loss attributable to noncontrolling interests, net of tax	—	—	(1)	—
Comprehensive (loss) income attributable to our common shareholder	$(80)	$38	$742	$296
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,145	$1,070
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 as of September 30, 2022, and March 31, 2022)	2,239	2,590
— related parties	200	222
Inventories	3,333	3,038
Prepaid expenses and other current assets	161	195
Fair value of derivative instruments	536	377
Assets held for sale	5	5
Current assets of discontinued operations	6	6
Total current assets	7,625	7,503
Property, plant and equipment, net	4,425	4,624
Goodwill	1,070	1,081
Intangible assets, net	590	623
Investment in and advances to non-consolidated affiliates	744	832
Deferred income tax assets	145	158
Other long-term assets
— third parties	295	274
— related parties	2	1
Total assets	$14,896	$15,096

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$63	$26
Short-term borrowings	858	529
Accounts payable
— third parties	3,242	3,869
— related parties	308	320
Fair value of derivative instruments	310	959
Accrued expenses and other current liabilities	816	774
Current liabilities of discontinued operations	17	21
Total current liabilities	5,614	6,498
Long-term debt, net of current portion	4,850	4,967
Deferred income tax liabilities	353	158
Accrued postretirement benefits	609	669
Other long-term liabilities	320	295
Total liabilities	11,746	12,587
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2022, and March 31, 2022	—	—
Additional paid-in capital	1,208	1,308
Retained earnings	2,304	1,814
Accumulated other comprehensive loss	(368)	(620)
Total equity of our common shareholder	3,144	2,502
Noncontrolling interests	6	7
Total equity	3,150	2,509
Total liabilities and equity	$14,896	$15,096
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2022	2021
OPERATING ACTIVITIES
Net income	$489	$477
Net loss from discontinued operations	(2)	(65)
Net income from continuing operations	$491	$542
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	272	268
Loss on unrealized derivatives and other realized derivatives in investing activities, net	18	36
Loss on sale of assets, net	1	2
Loss on extinguishment of debt, net	—	62
Deferred income taxes, net	19	54
Equity in net income of non-consolidated affiliates	(8)	(1)
(Gain) loss on foreign exchange remeasurement of debt	(22)	1
Amortization of debt issuance costs and carrying value adjustments	8	9
Other, net	—	2
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	138	(540)
Inventories	(485)	(728)
Accounts payable	(309)	706
Other assets	18	(25)
Other liabilities	55	(49)
Net cash provided by operating activities – continuing operations	196	339
Net cash used in operating activities – discontinued operations	(6)	(5)
Net cash provided by operating activities	$190	$334
INVESTING ACTIVITIES
Capital expenditures	$(284)	$(194)
Acquisition of business and other investments, net of cash acquired	(4)	—
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(15)	10
Proceeds (outflows) from the settlement of derivative instruments, net	2	(4)
Other	11	7
Net cash used in investing activities	$(290)	$(181)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$—	$1,520
Principal payments of long-term and short-term borrowings	(114)	(1,923)
Revolving credit facilities and other, net	450	14
Debt issuance costs	(6)	(24)
Return of capital to our common shareholder	(100)	(100)
Net cash provided by (used in) financing activities	$230	$(513)
Net increase (decrease) in cash, cash equivalents and restricted cash	130	(360)
Effect of exchange rate changes on cash	(57)	6
Cash, cash equivalents and restricted cash – beginning of period	1,084	1,027
Cash, cash equivalents and restricted cash – end of period	$1,157	$673

Cash and cash equivalents	$1,145	$659
Restricted cash (included in other long-term assets)	12	14
Cash, cash equivalents and restricted cash – end of period	$1,157	$673

Supplemental Disclosures:
Accrued capital expenditures as of September 30	$72	$57
Leased assets obtained in exchange for new operating lease liabilities	27	25
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2021	1,000	$—	$1,408	$860	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	477	—	—	477
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(34)	—	(34)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $53 included in other comprehensive (loss) income	—	—	—	—	(152)	—	(152)
Change in pension and other benefits, net of tax provision of $5 included in other comprehensive (loss) income	—	—	—	—	5	—	5
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2021	1,000	$—	$1,308	$1,337	$(547)	$(16)	$2,082

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2022	1,000	$—	$1,308	$1,814	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	490	—	—	490
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(361)	—	(361)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $202 included in other comprehensive (loss) income	—	—	—	—	601	—	601
Change in pension and other benefits, net of tax provision of $3 included in other comprehensive (loss) income	—	—	—	—	12	—	12
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2022	1,000	$—	$1,208	$2,304	$(368)	$6	$3,150

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2021	1,000	$—	$1,408	$1,100	$(348)	$(16)	$2,144
Net income attributable to our common shareholder	—	—	—	237	—	—	237
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(64)	—	(64)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $52 included in other comprehensive (loss) income	—	—	—	—	(138)	—	(138)
Change in pension and other benefits, net of tax provision of $4 included in other comprehensive (loss) income	—	—	—	—	3	—	3
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2021	1,000	$—	$1,308	$1,337	$(547)	$(16)	$2,082

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2022	1,000	$—	$1,308	$2,121	$(105)	$6	$3,330
Net income attributable to our common shareholder	—	—	—	183	—	—	183
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(188)	—	(188)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $30 included in other comprehensive (loss) income	—	—	—	—	(80)	—	(80)
Change in pension and other benefits, net of tax provision of $1 included in other comprehensive (loss) income	—	—	—	—	5	—	5
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2022	1,000	$—	$1,208	$2,304	$(368)	$6	$3,150
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. Effective September 1, 2022, Novelis Inc. and AV Metals, Inc. (which, prior to such date, was our sole shareholder and a wholly owned subsidiary of AV Minerals (Netherlands) N.V.) completed a plan of arrangement, pursuant to which AV Metals, Inc. merged with and into Novelis Inc., with Novelis Inc. surviving the merger. As of the effectiveness of the plan of arrangement, we are a direct, wholly owned subsidiary of AV Minerals (Netherlands) N.V. Prior to the effectiveness of the plan of arrangement, AV Metals, Inc. was a holding company, with its assets being comprised solely of its investment in Novelis, and without any operations. The plan of arrangement was a combination of entities under common control and resulted in a change in the reporting entity. The opening balance of additional paid-in capital has been increased and that of retained earnings reduced by $4 million in the earliest period presented.
Organization and Description of Business
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of September 30, 2022, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Risks & Uncertainty resulting from COVID-19
Beginning late in the fourth quarter of fiscal 2020 and carrying into the first two quarters of fiscal 2023, the COVID-19 pandemic and its unprecedented negative economic implications have affected production and sales across a range of industries around the world.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Our global operations, similar to those of many other large, multi-national corporations, have encountered higher costs and have felt this impact on customer demand, disruptions to our supply chain, interruptions to our production, and delays of shipments to our customers.
While much of our customer demand and shipments have recovered in the majority of our end markets, the overall extent of the impact of the COVID-19 pandemic on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the duration and spread of the outbreak (including the emergence of variants of the virus) and its impact on our customers, employees, suppliers, and other partners. We believe this will be primarily driven by the severity and duration of the COVID-19 pandemic, the COVID-19 pandemic's impact on the U.S. and global economies, and the timing, scope, and effectiveness of federal, state, and local governmental responses, including the revision of governmental quarantine or other public health measures, medical remedies, and preventative measures.
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
Risks & Uncertainties resulting from Inflation, Supply Chain Disruptions and Geopolitical Instability
The first two quarters of fiscal 2023 were marked by global economic uncertainty, capital markets disruption, and supply chain interruptions, which have been impacted by inflationary cost pressures, the ongoing COVID-19 pandemic, and geopolitical instability due to the ongoing military conflict between Russia and Ukraine. We experienced increased inflationary cost pressures to date in fiscal 2023 resulting from global supply chain disruptions impacting the availability and price of materials and services including energy, freight, coatings, and alloys, such as magnesium. Rising geopolitical instability exacerbated inflationary cost pressures, which are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022, and we expect these costs will remain elevated until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse, global supplier network. We believe we are positioned to maintain production levels necessary to service our customers in the near term. However, we cannot predict how long energy prices will remain inflated, supply chains will continue to experience disruptions, or potential future financial impacts. We have been able to mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a meaningful portion of higher costs to customers, favorable pricing environments, and increased recycling benefits. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
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
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the six months ended September 30, 2022, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires quantitative and qualitative disclosures about the key terms of supplier finance programs, an annual rollforward of obligations to finance providers, and interim disclosure of obligations as of each reporting period presented. This ASU is effective for all entities for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently reviewing the provisions of this ASU but do not expect this guidance will have a material impact on our consolidated financial condition, results of operations, or cash flows.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

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
On September 30, 2020, we completed the sale of Duffel to Liberty House Group through its subsidiary, ALVANCE, the international aluminum business of the GFG Alliance. Upon closing, we received €210 million ($246 million as of September 30, 2020) in cash and a €100 million ($117 million as of September 30, 2020) receivable that was deemed to be contingent consideration subject to the results of a binding arbitration proceeding under German law that is currently underway. In June 2022, American Industrial Partners Capital Fund VII, L.P., announced their acquisition of Duffel, which concluded in the same month. There is no assurance as to when we expect the post-closing arbitration process to conclude or whether we will receive any of the contingent consideration.
We elected to account for the contingent consideration at fair value and mark to fair value on a quarterly basis. As of June 30, 2021, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As of September 30, 2022, there has been no change to this fair value, and the receivable is included in other long-term assets in our condensed consolidated balance sheet as of September 30, 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	September 30, 2022	March 31, 2022
Finished goods	$873	$677
Work in process	1,457	1,511
Raw materials	758	620
Supplies	245	230
Inventories	$3,333	$3,038

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

in millions	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4	$3
Accounts receivable, net	24	50
Inventories	127	115
Prepaid expenses and other current assets	5	8
Total current assets	160	176
Property, plant and equipment, net	25	22
Goodwill	12	12
Deferred income tax assets	42	41
Other long-term assets	10	6
Total assets	$249	$257
LIABILITIES
Current liabilities:
Accounts payable	$57	$53
Accrued expenses and other current liabilities	21	28
Total current liabilities	78	81
Accrued postretirement benefits	147	153
Other long-term liabilities	6	2
Total liabilities	$231	$236

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2022, Novelis and Kobe both hold a 50% interest in UAL.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Net sales	$447	$389	$956	$774
Costs and expenses related to net sales	430	375	919	747
Income tax provision	5	4	11	7
Net income	$12	$10	$26	$20

Purchases of tolling services from Alunorf	$87	$70	$168	$139
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2022	March 31, 2022
Accounts receivable, net — related parties	$200	$222
Other long-term assets — related parties	2	1
Accounts payable — related parties	308	320

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the six months ended September 30, 2022, and 2021, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2022, and March 31, 2022, there was $2 million and $1 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During the three and six months ended September 30, 2022, Novelis purchased less than $1 million in raw materials from Hindalco.
Return of Capital
We paid returns of capital to our common shareholder in the amount of $100 million during each of the second quarters of fiscal 2023 and 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	September 30, 2022				March 31, 2022
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	3.68%	$858	$—	$858	$529	$—	$529
Floating rate Term Loans, due January 2025	5.42%	756	(9)	747	760	(11)	749
Floating rate Term Loans, due March 2028	5.67%	492	(7)	485	495	(8)	487
3.25% Senior Notes, due November 2026	3.25%	750	(9)	741	750	(10)	740
3.375% Senior Notes, due April 2029	3.375%	490	(8)	482	556	(10)	546
4.75% Senior Notes, due January 2030	4.75%	1,600	(23)	1,577	1,600	(25)	1,575
3.875% Senior Notes, due August 2031	3.875%	750	(10)	740	750	(10)	740
China Bank Loans, due August 2027	4.55%	65	—	65	76	—	76
1.8% Brazil Loan, due June 2023	1.80%	30	—	30	30	—	30
1.8% Brazil Loan, due December 2023	1.80%	20	—	20	20	—	20
Finance lease obligations and other debt, due through June 2028	2.25%	26	—	26	30	—	30
Total debt		$5,837	$(66)	$5,771	$5,596	$(74)	$5,522
Less: Short-term borrowings		(858)	—	(858)	(529)	—	(529)
Less: Current portion of long-term debt		(63)	—	(63)	(26)	—	(26)
Long-term debt, net of current portion		$4,916	$(66)	$4,850	$5,041	$(74)	$4,967
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2022, and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2022, for our debt denominated in foreign currencies are as follows (in millions).

As of September 30, 2022	Amount
Short-term borrowings and current portion of long-term debt due within one year	$921
2 years	51
3 years	759
4 years	23
5 years	775
Thereafter	3,308
Total	$5,837
Short-Term Borrowings
As of September 30, 2022, our short-term borrowings totaled $858 million, which consisted of $441 million of borrowings on our ABL Revolver, $212 million under our short-term loan due November 2022, $104 million in short-term China loans (CNY 740 million), $100 million in short-term Brazil loans and $1 million in other short-term borrowings.
Term Loan Facility
As of September 30, 2022, we were in compliance with the covenants of our Term Loan Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ABL Revolver
In October 2021, Novelis amended the ABL Revolver facility. Prior to the USD LIBOR transition date, loans denominated in USD under the ABL Revolver will continue to bear interest at a rate of LIBOR plus a spread of 1.25% to 1.75% based on excess availability. The amendment provides for replacement reference rates, as applicable based on the currency of the loan, as well as applicable spreads on and after the USD LIBOR transition date. The USD LIBOR transition date is defined as the earlier of (a) when the ICE Benchmark Administration ceases to provide the USD LIBOR and there is no available tenor of USD LIBOR or the Financial Conduct Authority announces all available tenors of USD LIBOR are no longer representative or (b) an early opt-in effective date.
In April 2022, Novelis amended the ABL Revolver facility to increase the limit on committed letters of credit under the facility to $275 million. There were no material costs incurred or accounting impacts as a result of this amendment.
In August 2022, Novelis amended the ABL Revolver facility to, among other things, increase the commitment under the ABL Revolver by $500 million to $2.0 billion and extend the maturity of the ABL Revolver until August 18, 2027. The amendment provides that new borrowings under the ABL Facility made subsequent to the date of the amendment will incur interest at Term SOFR, EURIBOR, SONIA or SARON, as applicable based on the currency of the loan, plus a spread of 1.10% to 1.60% based on excess availability. The ABL Facility also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greatest of one month Term SOFR plus 1.00%, a prime rate or an adjusted federal funds rate) plus a prime spread of 0.10% to 0.60% based on excess availability. As a result of this debt modification, the Company incurred $6 million of financing fees, which will be amortized over the term of the loan.
As of September 30, 2022, we had $441 million in borrowings under the ABL Revolver and were in compliance with debt covenants. We utilized $36 million of the ABL Revolver for letters of credit. We had availability of $1.5 billion on the ABL Revolver, including $239 million of remaining availability that can be utilized for letters of credit.
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
As of September 30, 2022, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the six months ended September 30, 2022, we granted 4,375,296 Hindalco phantom RSUs and 2,369,538 Hindalco SARs. Total share-based compensation expense was $6 million and $4 million for the three and six months ended September 30, 2022, respectively. Total share-based compensation expense was $12 million and $24 million for the three and six months ended September 30, 2021, respectively. As of September 30, 2022, the outstanding liability related to share-based compensation was $16 million.
The cash payments made to settle all Hindalco SAR liabilities were $7 million and $16 million in the six months ended September 30, 2022, and 2021, respectively. Total cash payments made to settle RSUs were $15 million and $16 million in the six months ended September 30, 2022, and 2021, respectively. Unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million, which is expected to be recognized over a weighted average period of 1.3 years. Unrecognized compensation expense related to the RSUs was $22 million, which will be recognized over the remaining weighted average vesting period of 2.1 years.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2022	2021	2022	2021
Service cost	$7	$8	$1	$3
Interest cost	15	14	1	1
Expected return on assets	(18)	(19)	—	—
Amortization — losses, net	2	4	—	—
Amortization — prior service credit, net	—	—	(1)	—
Settlement/curtailment gain	—	(4)	—	—
Net periodic benefit cost(1)	$6	$3	$1	$4

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Service cost	$13	$16	$2	$6
Interest cost	31	28	2	3
Expected return on assets	(36)	(39)	—	—
Amortization — losses, net	4	9	—	—
Amortization — prior service credit, net	—	—	(2)	—
Settlement/curtailments gain	—	(7)	—	—
Net periodic benefit cost(1)	$12	$7	$2	$9
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Funded pension plans	$6	$10	$8	$17
Unfunded pension plans	4	2	8	6
Savings and defined contribution pension plans	13	12	27	27
Total contributions	$23	$24	$43	$50
During the remainder of fiscal 2023, we expect to contribute an additional $12 million to our funded pension plans, $8 million to our unfunded pension plans, and $25 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses (gains) are included in other expenses (income), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Gains on remeasurement of monetary assets and liabilities, net	$(35)	$(21)	$(67)	$(8)
Losses recognized on balance sheet remeasurement currency exchange contracts, net	41	16	78	8
Currency losses (gains), net	$6	$(5)	$11	$—
The following currency losses are included in accumulated other comprehensive loss, net of tax and noncontrolling interests in the accompanying condensed consolidated balance sheets.

	Six Months Ended September 30, 2022	Fiscal Year Ended March 31, 2022
in millions
Cumulative currency translation adjustment — beginning of period	$(166)	$(95)
Effect of changes in exchange rates	(361)	(71)
Cumulative currency translation adjustment — end of period	$(527)	$(166)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2022
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$312	$10	$(1)	$(2)	$319
Currency exchange contracts	13	2	(90)	(34)	(109)
Energy contracts	18	6	—	—	24
Total derivatives designated as hedging instruments	$343	$18	$(91)	$(36)	$234
Derivatives not designated as hedging instruments:
Metal contracts	$142	$2	$(121)	$(3)	$20
Currency exchange contracts	49	1	(98)	(4)	(52)
Energy contracts	2	—	—	—	2
Total derivatives not designated as hedging instruments	$193	$3	$(219)	$(7)	$(30)
Total derivative fair value	$536	$21	$(310)	$(43)	$204

	March 31, 2022
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$10	$—	$(535)	$(7)	$(532)
Currency exchange contracts	30	8	(28)	(1)	9
Energy contracts	22	6	—	—	28
Total derivatives designated as hedging instruments	$62	$14	$(563)	$(8)	$(495)
Derivatives not designated as hedging instruments:
Metal contracts	$290	$3	$(372)	$(2)	$(81)
Currency exchange contracts	22	—	(24)	—	(2)
Energy contracts	3	—	—	—	3
Total derivatives not designated as hedging instruments	$315	$3	$(396)	$(2)	$(80)
Total derivative fair value	$377	$17	$(959)	$(10)	$(575)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of September 30, 2022, and March 31, 2022, the fair value of these contracts represented an asset of less than $1 million and $4 million, respectively. These contracts are undesignated with an average duration of one year.
The following table summarizes our metal notional amount.

in kt	September 30, 2022	March 31, 2022
Hedge type
Purchase (sale)
Cash flow purchases	1	6
Cash flow sales	(874)	(910)
Not designated	(73)	(16)
Total, net	(946)	(920)
Foreign Currency
We use foreign exchange forward contracts to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.6 billion and $1.3 billion in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2022, and March 31, 2022, respectively.
As of September 30, 2022, and March 31, 2022, we had outstanding foreign currency exchange contracts with a total notional amount of $1.8 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third and fourth quarters of fiscal 2023 and offset the remeasurement impact.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 8 million MMBtu designated as cash flow hedges as of September 30, 2022, and the fair value was an asset of $22 million. There was a notional of 10 million MMBtu of natural gas forward contracts designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $25 million. As of September 30, 2022, we had a notional of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was an asset of $2 million. As of March 31, 2022, we had a notional of 1 million MMBtu and the fair value was an asset of $2 million. The average duration of undesignated contracts is two years in length.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 2 million gallons designated as cash flow hedges as of September 30, 2022, and the fair value was an asset of $2 million. There was a notional of 4 million gallons designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $3 million. As of September 30, 2022, we had a notional of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2022, we had a notional of less than 1 million gallons of forward contracts that were not designated as hedges, and the fair value was an asset of $1 million. The average duration of those undesignated contracts is less than one year in length.
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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2022	2021	2022	2021
Derivative instruments not designated as hedges
Metal contracts	$7	$(12)	$49	$(15)
Currency exchange contracts	42	17	84	6
Energy contracts(1)	—	(4)	(4)	(6)
Loss (gain) recognized in other expenses (income), net	49	1	129	(15)
Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(2)	(3)	—	(5)	—
Total loss (gain) recognized in other expenses (income), net	$46	$1	$124	$(15)

Losses recognized on balance sheet remeasurement currency exchange contracts, net	$41	$16	$78	$8
Realized (gains) losses on change in fair value of derivative instruments, net	(16)	(31)	67	(43)
Unrealized losses (gains) on change in fair value of derivative instruments, net	21	16	(21)	20
Total loss (gain) recognized in other expenses (income), net	$46	$1	$124	$(15)
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $278 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Cash flow hedging derivatives
Metal contracts	$204	$(330)	$1,103	$(523)
Currency exchange contracts	(99)	(49)	(177)	(19)
Energy contracts	9	20	16	30
Total cash flow hedging derivatives	$114	$(359)	$942	$(512)
Total	$114	$(359)	$942	$(512)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2022	2021	2022	2021
Cash flow hedging derivatives
Energy contracts(1)	$11	$1	$18	$—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(3)	3	3	5	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	229	(174)	147	(313)	Net sales
Currency exchange contracts	4	3	11	3	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	1	—	1	—	Selling, general and administrative expenses
Currency exchange contracts	(16)	(2)	(28)	(1)	Net sales
Currency exchange contracts	(2)	—	(3)	(1)	Depreciation and amortization
Total	$224	$(169)	$149	$(307)	Income from continuing operations before income tax provision
	(53)	42	(32)	79	Income tax provision
	$171	$(127)	$117	$(228)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

The was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended September 30, 2022, and 2021.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2022	$(339)	$246	$(12)	$(105)
Other comprehensive (loss) income before reclassifications	(188)	91	5	(92)
Amounts reclassified from accumulated other comprehensive loss, net	—	(171)	—	(171)
Net current-period other comprehensive (loss) income	(188)	(80)	5	(263)
Balance as of September 30, 2022	$(527)	$166	$(7)	$(368)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2021	$(65)	$(147)	$(136)	$(348)
Other comprehensive (loss) income before reclassifications	(64)	(265)	4	(325)
Amounts reclassified from accumulated other comprehensive loss, net	—	127	(1)	126
Net current-period other comprehensive (loss) income	(64)	(138)	3	(199)
Balance as of September 30, 2021	$(129)	$(285)	$(133)	$(547)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(361)	718	11	368
Amounts reclassified from accumulated other comprehensive loss, net	—	(117)	1	(116)
Net current-period other comprehensive (loss) income	(361)	601	12	252
Balance as of September 30, 2022	$(527)	$166	$(7)	$(368)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive (loss) income before reclassifications	(34)	(380)	5	(409)
Amounts reclassified from accumulated other comprehensive loss, net	—	228	—	228
Net current-period other comprehensive (loss) income	(34)	(152)	5	(181)
Balance as of September 30, 2021	$(129)	$(285)	$(133)	$(547)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2022, and March 31, 2022, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2022, and March 31, 2022. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2022		March 31, 2022
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$466	$(127)	$303	$(916)
Currency exchange contracts	65	(226)	60	(53)
Energy contracts	26	—	31	—
Total level 2 instruments	$557	$(353)	$394	$(969)
Netting adjustment(1)	(127)	127	(236)	236
Total net	$430	$(226)	$158	$(733)
 _________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In addition to our derivative assets and liabilities held at fair value, we have a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. Upon closing on September 30, 2020, we recorded a receivable at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. See Note 2 – Discontinued Operations for more information. There has been no change to this fair value, and this receivable remains outstanding and is included in other long-term assets in our condensed consolidated balance sheet as of September 30, 2022.
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

	September 30, 2022		March 31, 2022
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$2	$2	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	4,887	4,291	4,963	4,912

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Currency losses (gains), net(1)	$6	$(5)	$11	$—
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	21	16	(21)	20
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(16)	(31)	67	(43)
Loss on sale of assets, net	—	2	1	2
Gain on Brazilian tax litigation, net(3)	—	—	—	(76)
Interest income	(4)	(1)	(8)	(4)
Non-operating net periodic benefit cost(4)	(1)	(4)	(1)	(6)
Other, net(5)	4	3	11	23
Other expenses (income), net	$10	$(20)	$60	$(84)
_________________________
(1)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(2)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 15 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.
(5)Other, net for the six months ended September 30, 2021, includes $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three and six months ended September 30, 2022, we had an effective tax rate of 26% and 24%, respectively. For the three and six months ended September 30, 2021, we had an effective tax rate of 25% and 26%, respectively. The 26% tax rate for the three months ended September 30, 2022, was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by income not subject to tax and tax credits. The 24% rate for the six months ended September 30, 2022, was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. The change in valuation allowance is mainly attributable to the release of the full valuation allowance on temporary items and tax attributes of legacy Aleris entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $11 million. The 26% rate for the six months ended September 30, 2021, was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, availability of tax credits, and the enacted rate change in the United Kingdom. The enacted rate change in the United Kingdom provided a benefit of approximately $8 million.
As of September 30, 2022, we had a net deferred tax liability of $208 million. This amount included gross deferred tax assets of approximately $1.4 billion and a valuation allowance of $723 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2022, and March 31, 2022, were $32 million and $35 million, respectively. Of the total $32 million as of September 30, 2022, $15 million is associated with an environmental reserve, $14 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of September 30, 2022, $18 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of September 30, 2022, and March 31, 2022, were $13 million and $18 million, respectively. As of September 30, 2022, $6 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $33 million as of September 30, 2022, and $38 million as of March 31, 2022. As of September 30, 2022, $1 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
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
The Brazilian Office of the Attorney General of the National Treasury sought clarification from the Brazilian Supreme Court on certain matters, including the calculation methodology (i.e. gross or net credit amount) and timing of these credits. Since the Brazilian Supreme Court had not yet confirmed the appropriate methodology when these favorable rulings were received, Novelis recorded this benefit in the corresponding periods based on the net credit amount.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non-consolidated affiliates	$—	$457	$287	$—	$—	$744
Total assets	5,429	4,071	2,400	2,205	791	14,896

in millions
March 31, 2022	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Investment in and advances to non-consolidated affiliates	$—	$508	$324	$—	$—	$832
Total assets	5,084	4,535	2,627	2,115	735	15,096

in millions
Selected Operating Results Three Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,958	$1,266	$780	$674	$121	$4,799
Net sales – intersegment	—	49	69	77	(195)	—
Net sales	$1,958	$1,315	$849	$751	$(74)	$4,799

Depreciation and amortization	$58	$38	$21	$19	$(2)	$134
Income tax (benefit) provision	1	9	10	36	9	65
Capital expenditures	98	21	19	26	10	174

in millions
Selected Operating Results Three Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,671	$1,044	$722	$592	$90	$4,119
Net sales – intersegment	—	45	6	3	(54)	—
Net sales	$1,671	$1,089	$728	$595	$36	$4,119

Depreciation and amortization	$57	$43	$22	$19	$(7)	$134
Income tax provision (benefit)	28	12	18	23	(2)	79
Capital expenditures	34	18	22	20	(1)	93

in millions
Selected Operating Results Six Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$4,054	$2,624	$1,531	$1,444	$235	$9,888
Net sales – intersegment	—	85	176	133	(394)	—
Net sales	$4,054	$2,709	$1,707	$1,577	$(159)	$9,888

Depreciation and amortization	$115	$78	$43	$40	$(4)	$272
Income tax provision	(23)	5	30	73	67	152
Capital expenditures	152	43	42	37	10	284

in millions
Selected Operating Results Six Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$3,127	$2,112	$1,388	$1,166	$181	$7,974
Net sales – intersegment	—	97	12	5	(114)	—
Net sales	$3,127	$2,209	$1,400	$1,171	$67	$7,974

Depreciation and amortization	$113	$87	$44	$37	$(13)	$268
Income tax provision (benefit)	45	23	36	86	(3)	187
Capital expenditures	79	33	36	49	(3)	194
_________________________
(1)Total assets includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Net income attributable to our common shareholder	$183	$237	$490	$477
Net loss attributable to noncontrolling interests	—	—	(1)	—
Income tax provision	65	79	152	187
Loss from discontinued operations, net of tax	1	2	2	65
Income from continuing operations before income tax provision	249	318	643	729
Depreciation and amortization	134	134	272	268
Interest expense and amortization of debt issuance costs	65	60	123	119
Adjustment to reconcile proportional consolidation(1)	13	15	27	29
Unrealized losses (gains) on change in fair value of derivative instruments, net	21	16	(21)	20
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	(1)	—	(2)	(1)
Loss on extinguishment of debt, net	—	64	—	62
Restructuring and impairment expenses (reversals), net	1	—	2	(2)
Loss on sale of assets, net	—	2	1	2
Metal price lag	24	(59)	21	(113)
Other, net(3)	—	3	1	(5)
Adjusted EBITDA	$506	$553	$1,067	$1,108
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
(3)For the six months ended September 30, 2021, other, net includes $29 million of interest income recognized as a result of Brazilian tax litigation settlements and interest income, partially offset by $18 million from the release of certain outstanding receivables.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
North America	$191	$227	$418	$399
Europe	73	78	157	180
Asia	113	92	207	180
South America	127	154	283	347
Eliminations and Other	2	2	2	2
Adjusted EBITDA	$506	$553	$1,067	$1,108
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2022	2021	2022	2021
Can	$2,314	$2,112	$4,802	$4,052
Automotive	995	764	1,942	1,510
Aerospace and industrial plate	199	122	363	236
Specialty	1,291	1,121	2,781	2,176
Net sales	$4,799	$4,119	$9,888	$7,974

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Ball	15%	16%	16%	16%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Purchases from Rio Tinto as a percentage of total combined metal purchases	7%	8%	7%	8%

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
Novelis is driven by its purpose of shaping a sustainable world together. We are a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. As of September 30, 2022, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
BUSINESS AND INDUSTRY CLIMATE
A little over a decade ago, we launched a strategy to transform and improve the profitability of our business through disciplined phases of significant capital investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With volume growth combined with improved pricing, a significant increase in scrap inputs, operational efficiencies, acquisition cost synergies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products to deliver a 72% increase in total company Adjusted EBITDA per tonne to $530 and turn a net loss of $38 million into $955 million in net income between fiscal 2016 and fiscal 2022.

This improvement in profitability is despite increased inflationary cost pressures that began in early fiscal 2022 resulting from global supply chain disruptions impacting the availability and price of materials and services including freight, energy, coatings, and alloys, such as magnesium. Rising geopolitical instability and interest rates exacerbated inflationary cost pressures, mainly energy, beginning in the fourth quarter of fiscal 2022 and are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, beginning in the fourth quarter of fiscal 2022, we have experienced indirect impacts as the conflict has driven up energy prices globally, and especially in Europe, where the conflict's negative impact on energy prices and raw materials has also caused reduced manufacturing and industrial demand. We expect such elevated costs and reduced demand until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse global supplier network. We believe we are positioned to maintain production levels necessary to service our customers in the near term. However, we cannot predict how long supply chain disruptions will last or potential future financial impacts. While our near-term results are being negatively impacted by these higher costs, we have been able to mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a meaningful portion of higher costs to customers, favorable pricing environments, and increased recycling benefits. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our board at least quarterly. The ERM team meets with or interviews approximately 80 employees each quarter to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis contacts with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries historically. Sanctions, tariffs, a ban or similar actions impacting the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of Russia's invasion of Ukraine, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our board at least quarterly, with interim updates from our executive leadership as our board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our board.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. Disruption in demand for aluminum rolled products as a result of the COVID-19 pandemic and semiconductor shortages impacting the automotive industry appears to be moderating. However, we believe the challenging inflationary and geopolitical environment has increased economic uncertainty and may negatively impact near-term demand in some end markets. The building and construction end market is where we see the most uncertainty, as it is more sensitive to inflation and interest rates.
Despite current market uncertainty, we believe that long-term demand for aluminum rolled products remains intact. Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. In the first half of fiscal 2022, we completed an investment to expand the rolling and recycling capacity, each by 100 kt, in our Pindamonhangaba, Brazil, plant to support this demand. Additionally, more than half of the 600kt capacity of the recently announced greenfield rolling and recycling plant to be built in Bay Minette, Alabama, will be used to serve the growing demand for aluminum beverage can sheet in North America. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rapid rise in demand.
We believe that long-term demand for aluminum automotive sheet will continue to grow, which drove our recently completed investments in automotive sheet finishing capacity in Guthrie, Kentucky, and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as automakers respond to stricter government regulations regarding emissions and fuel economy, while maintaining or improving vehicle safety and performance, resulting in increased competition with high-strength steel. We are also seeing increased demand for aluminum for electric vehicles, as aluminum's lighter weight can result in extended battery range.
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
On April 14, 2020, Novelis closed its acquisition of Aleris and continues to integrate the two companies. The acquisition provides a number of strategic benefits, including increasing the Company's footprint as an aluminum rolled products manufacturer and diversifying its product and customer portfolio. In addition, we expect to generate over $220 million in synergies, through traditional integration cost synergies and strategic synergies created by enhancing and integrating operations in Asia. Since closing the transaction, $114 million of run-rate cost synergies have been achieved through September 30, 2022.
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
In October 2021, we also announced plans to invest approximately $375 million to expand cold rolling and recycling capacity in Zhenjiang, China, to integrate our automotive business in Asia. This investment will also release rolling capacity at UAL, the Company's joint venture in South Korea, to serve the can and specialty products markets.
In January 2022, we announced plans to invest approximately $365 million to build a highly advanced recycling center for automotive in the U.S., which will be adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot, we expect the facility will reduce the Company's carbon emissions by more than one million tonnes each year. We broke ground for this new recycling center in May 2022.
In February 2022, we announced plans to invest approximately $50 million to build a recycling and casting center at the site of our UAL joint venture in South Korea. Fully funded by Novelis, the Ulsan Recycling Center will have an annual casting capacity of 100 kt of low-carbon sheet ingot. Once online, we expect the recycling center to reduce the Company's carbon emissions by more than 420,000 tonnes each year. We broke ground on this new recycling and casting center in November 2022.
In March 2022, we announced a $50 million debottlenecking investment at our plant located in Pindamonhangaba, Brazil, to unlock approximately 70kt of rolling capacity.
In May 2022, we announced plans to build an approximately $2.5 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. This new U.S. plant will support strong demand for sustainable beverage can and automotive aluminum sheet and advance a more circular economy. We broke ground for this new facility in October 2022.
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
We plan to increase the use of recycled content in our products, as appropriate, and engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability. In addition, we intend to evaluate each future expansion project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments. We intend to evaluate each future expansion project's carbon impact so that we may appropriately mitigate any negative carbon impacts to meet our goals.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 19 plants with the Performance Standard Certification and 12 with the Chain of Custody Certification. In addition, to support our initiatives, in April 2021 we issued €500 million in aggregate principal amount of senior notes. We intend to allocate an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in recycling, renewable energy, and pollution prevention and control. Through March 31, 2022, we have allocated $140 million of the net proceeds toward pollution prevention and control.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set targets to build a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership, as well as in technical roles at Novelis in order to create and foster the next generation of female leaders, scientists, and engineers. To achieve these goals, the Company has established a global Diversity & Inclusion board, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide our employees with a sense of belonging and where different backgrounds and perspectives are embraced and valued.
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing Science, Technology, Engineering, and Math ("STEM") education, raising recycling awareness, and fostering better overall community health and well-being.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.8 billion of liquidity as of September 30, 2022.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, as well as organic strategic capacity expansion projects. We are rephasing the pace of spending of some strategic capital, such that we now expect capital expenditures for fiscal 2023 to be between approximately $900 million and $1 billion, as compared to the previously guided range to be on the low end of a range between $1.3 billion and $1.6 billion. This current guidance includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. According to CRU, the global mining, metals, and fertilizer business intelligence company, global demand for can stock, which represents the largest percentage of our total rolled product shipments, is forecasted to increase at a compound annual growth rate of approximately 4% from calendar year 2021 to 2028 mainly driven by sustainability trends, growth in beverage markets that are increasingly released in aluminum packaging, and substitution against plastic, glass, and steel.
Automotive. We believe aluminum utilization is positioned for long-term growth through increased adoption of electric vehicles, which require higher amounts of aluminum. We estimate global automotive aluminum sheet demand is expected to grow at an 11% compound annual growth rate between calendar year 2021 and 2028. While chip supply has been improving, the recent global semiconductor shortage impacting the automotive industry may continue to impact automotive build rates and reduce near-term demand for automotive aluminum sheet.
Aerospace. Passenger air travel is increasing, as loosening COVID-19 restrictions have facilitated a faster than anticipated recovery for the industry. We expect demand for aerospace aluminum to recover to pre-COVID-19 levels by the end of fiscal 2023.
Specialties. Specialties includes diverse markets, including building and construction, commercial transportation, foil and packaging, and commercial and consumer products. These industries continue to increase aluminum material adoption due to its many desirable characteristics. We believe these trends will keep demand high in the long-term, despite the near-term headwinds.

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
In North America, Europe, and South America, we pass through LMPs to our customers, which are recorded through net sales. In Asia, we purchase our metal inputs based on the LME and incur an LMP. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include an LMP. However, in a majority of new contracts over the last several quarters, we are able to fully pass through the LMPs.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,397	$2,523	(5)%	$3,503	$2,213	58%
Average cash price during the period	2,354	2,648	(11)	2,618	2,528	4
Closing cash price as of end of period	2,180	2,851	(24)	2,180	2,851	(24)
The weighted average LMPs are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2022	2021		2022	2021
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$360	$510	(29)%	$442	$454	(3)%
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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however the derivative markets for those LMPs are generally not robust or efficient enough for us to hedge all of our exposure to price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge a small percentage of our exposure. As a consequence, volatility in LMPs can have a significant impact on our results of operations and cash flows.
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2022	March 31, 2022	2022	2021	2022	2021
Euro per U.S. dollar	1.021	0.889	0.998	0.851	0.971	0.841
Brazilian real per U.S. dollar	5.407	4.738	5.258	5.235	5.110	5.224
South Korean won per U.S. dollar	1,453	1,211	1,362	1,166	1,316	1,142
Canadian dollar per U.S. dollar	1.374	1.249	1.321	1.260	1.299	1.243
Swiss franc per euro	0.964	1.023	0.972	1.079	0.995	1.088

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

RESULTS OF CONSOLIDATED OPERATIONS
For the three months ended September 30, 2022, we reported net income attributable to our common shareholder of $183 million, a decrease of 23% compared to $237 million in the comparable prior year period. Total Adjusted EBITDA of $506 million, decreased 8% compared to $553 million in the comparable prior year period. The decrease in total Adjusted EBITDA compared to the comparable prior year period is primarily driven by significantly higher inflationary operating and energy costs as a result of geopolitical instability, supply chain disruptions, and rising interest rates, as well as unfavorable foreign exchange rates, less favorable metal benefit, and higher SG&A, partially offset by favorable product mix, and higher pricing including some cost pass-through to customers.
For the six months ended September 30, 2022, we reported net income attributable to our common shareholder of $490 million, an increase of 3% compared to $477 million in the comparable prior year period, and total Adjusted EBITDA of $1,067 million, a decrease of 4% compared to $1,108 million in the comparable prior year period. The decrease in total Adjusted EBITDA was primarily driven by a $47 million gain from the principal amount, net of litigation expenses, from favorable outcomes in a Brazilian tax litigation in the comparable prior year period, significantly higher inflationary operating, energy and metal costs as a result of geopolitical instability, supply chain disruptions, rising interest rates, higher SG&A, and unfavorable foreign exchange rates. These unfavorable factors were mostly offset by higher pricing, including some higher cost pass-through to customers, favorable product mix, and improved recycling performance.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	March 31, 2022	June 30, 2022	September 30, 2022
Net sales	$3,855	$4,119	$4,326	$4,849	$17,149	$5,089	$4,799
Percentage (decrease) increase in net sales versus comparable prior year period	59%	38%	33%	34%	40%	32%	17%
Rolled product shipments:
North America	358	375	358	376	1,467	386	386
Europe	279	260	254	274	1,067	272	268
Asia	192	197	171	203	763	185	208
South America	157	147	157	156	617	148	162
Eliminations	(13)	(11)	(10)	(22)	(56)	(29)	(40)
Total	973	968	930	987	3,858	962	984

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	32%	2%	3%	4%	9%	8%	3%
Europe	32	8	—	1	9	(3)	3%
Asia	4	11	(7)	2	2	(4)	6%
South America	39	(1)	(1)	(3)	7	(6)	10%
Total	26%	5%	—%	—%	7%	(1)%	2%
Three Months Ended September 30, 2022, Compared to the Three Months Ended September 30, 2021
Net sales was $4.8 billion for the three months ended September 30, 2022, an increase of 17% from the comparable prior year period, primarily driven by higher average aluminum prices, as well as a 2% increase in shipments, higher pricing across end markets, and a favorable product mix.
Income from continuing operations before income tax provision was $249 million for the three months ended September 30, 2022, compared to $318 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $4.1 billion for the three months ended September 30, 2022, an increase of 22% from the comparable prior year period, primarily due to higher average aluminum prices and cost inflation. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $627 million over the comparable prior year period.

Selling, General and Administrative Expenses
SG&A was $181 million for the three months ended September 30, 2022, compared to $142 million for the three months ended September 30, 2021. The increase is mainly due to higher factoring expense resulting from higher interest rates, as well as higher employment cost, and higher travel expense due to loosened travel restrictions.
Depreciation and Amortization
Depreciation and amortization was $134 million in each of the three months ended September 30, 2022, and 2021.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $65 million and $60 million for the three months ended September 30, 2022, and 2021, respectively. The increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded $64 million in loss on extinguishment of debt, net for the three months ended September 30, 2021. This primarily relates to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2026. We did not incur similar charges in the current period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses (reversals), net was a net expense of $1 million for the three months ended September 30, 2022, with no such activity in the comparable prior year period.
Other Expenses (Income), Net
Other expenses (income), net was an expense of $10 million and income of $20 million for the three months ended September 30, 2022, and 2021, respectively. The change primarily relates to higher losses on the change in fair value of derivative instruments, net in the current period.
Taxes
We recognized $65 million of income tax provision for the three months ended September 30, 2022, which resulted in an effective tax rate of 26%. The rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits. We recognized $79 million of income tax benefit in the comparable prior year period, which resulted in an effective tax rate of 25%.

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

Selected Operating Results Three Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,958	$1,315	$849	$751	$(74)	$4,799
Shipments (in kt):
Rolled products – third party	386	257	190	151	—	984
Rolled products – intersegment	—	11	18	11	(40)	—
Total rolled products	386	268	208	162	(40)	984
Non-rolled products	3	31	7	35	(8)	68
Total shipments	389	299	215	197	(48)	1,052

Selected Operating Results Three Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,671	$1,089	$728	$595	$36	$4,119
Shipments (in kt):
Rolled products – third party	375	251	196	146	—	968
Rolled products – intersegment	—	9	1	1	(11)	—
Total rolled products	375	260	197	147	(11)	968
Non-rolled products	3	26	4	21	(4)	50
Total shipments	378	286	201	168	(15)	1,018

The following table reconciles changes in Adjusted EBITDA for the three months ended September 30, 2021, to the three months ended September 30, 2022.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended September 30, 2021	$227	$78	$92	$154	$2	$553
Volume	10	10	9	17	(28)	18
Conversion premium and product mix(2)	70	71	37	10	(13)	175
Conversion costs	(80)	(69)	(13)	(43)	41	(164)
Foreign exchange	(1)	(14)	(3)	(4)	—	(22)
Selling, general & administrative and research & development costs(3)	(22)	(7)	(8)	(9)	1	(45)
Other changes	(13)	4	(1)	2	(1)	(9)
Adjusted EBITDA - Three Months Ended September 30, 2022	$191	$73	$113	$127	$2	$506
_________________________
(1)The recognition of Adjusted EBITDA by a region on an intersegment shipment could occur in a period prior to the recognition of Adjusted EBITDA on a consolidated basis, depending on the timing of when the inventory is sold to the third-party customer. The "Eliminations and Other" column adjusts regional Adjusted EBITDA for intersegment shipments that occur in a period prior to recognition of Adjusted EBITDA on a consolidated basis. The "Eliminations and Other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and Other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.
(2)Conversion premium and product mix in Europe includes a $20 million customer contractual obligation benefit recognized during the three months ended September 30, 2022.
(3)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.
North America
Net sales increased $287 million, or 17%, primarily driven by higher average aluminum prices, higher automotive shipments as the semiconductor shortages impacting the automotive industry for more than the past year begin to ease, and slightly higher can shipments on resilient local demand, partially offset by lower specialty shipments, mainly in building and construction and light gauge products due to unplanned downtime at some of our facilities. Adjusted EBITDA was $191 million, a decrease of 16%, primarily driven by higher operating costs due to inflation, geopolitical instability, global supply chain disruptions, and less favorable metal benefit. In addition, SG&A and Other increased versus the comparable prior year period mainly due to an increase in factoring expense resulting from higher interest rates, as well as higher employment cost. These unfavorable factors were partially offset by higher volume, favorable product mix due to higher automotive shipments and higher product prices.
Europe
Net sales increased $226 million, or 21%, primarily driven by higher average aluminum prices, higher automotive shipments as semiconductor challenges ease, and higher aerospace shipments as some recovery in air travel continues to improve demand for aerospace plate and sheet. This was partially offset by lower specialty shipments, mainly thick gauge sheet, which saw strong demand recovery in the comparable prior year period as the impact of the COVID-19 pandemic started to ease. Adjusted EBITDA was $73 million, a decrease of 6%, primarily driven by unfavorable foreign exchange translation, higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions. These factors were partially offset by higher volume, higher product prices and favorable product mix due to higher automotive and aerospace shipments. The current period also includes a $20 million customer contractual obligation benefit.
Asia
Net sales increased $121 million, or 17%, primarily driven by higher average aluminum prices, higher can shipments on strong local and North America export demand and higher production compared to the prior year period which was impacted by a labor strike, and slightly higher aerospace shipments as some recovery in air travel improves demand for aerospace plate and sheet. Partially offsetting this was lower specialty shipments due to portfolio optimization in a capacity constrained system. Adjusted EBITDA was $113 million, an increase of 23%, primarily driven by higher volume, higher product prices, and favorable metal benefit, partially offset by higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions.

South America
Net sales increased $156 million, or 26%, primarily driven by higher average aluminum prices and higher can shipments across the Americas. Adjusted EBITDA was $127 million, a decrease of 18%, primarily driven by operating costs due to inflation, geopolitical instability, and global supply chain disruptions, as well as higher SG&A due to an increase in factoring expense resulting from higher interest rates, less favorable metal benefit, and unfavorable foreign exchange, partially offset by higher products prices.
Six Months Ended September 30, 2022, Compared to the Six Months Ended September 30, 2021
Net sales were $9.9 billion for the six months ended September 30, 2022, an increase of 24% from the comparable prior year period, primarily driven by higher average aluminum prices. Total shipments were in line with the comparable prior year period.
Income from continuing operations before income tax provision was $643 million for the six months ended September 30, 2022, compared to $729 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $8.4 billion for the six months ended September 30, 2022, an increase of 29% from the comparable prior year period, driven primarily by higher average aluminum prices and cost inflation. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.6 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $345 million for the six months ended September 30, 2022, compared to $301 million for the six months ended September 30, 2021. The increase is mainly due to higher factoring expense resulting from higher interest rates, as well as higher travel expense due to loosened travel restrictions.
Depreciation and Amortization
Depreciation and amortization was $272 million for the six months ended September 30, 2022, compared to $268 million for the six months ended September 30, 2021.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $123 million and $119 million for the six months ended September 30, 2022, and 2021, respectively. This increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded $62 million in loss on extinguishment of debt, net for the six months ended September 30, 2021. This primarily relates to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2026. We did not incur similar charges in the current period.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses (reversals), net was a net expense of $2 million and a net reversal of expense of $2 million for the six months ended September 30, 2022, and 2021, respectively.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $60 million and income of $84 million for the six months ended September 30, 2022, and 2021, respectively. This change primarily relates to a gain in the comparable prior year period of $76 million on a Brazilian tax litigation related to favorable decisions that did not recur in the current period, as well as higher losses on the change in fair value of derivative instruments, net, in the current period.
Taxes
We recognized $152 million of income tax provision for the six months ended September 30, 2022, which resulted in an effective tax rate of 24%. This rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, the Brazilian real foreign exchange rate, the change in valuation allowance, and the availability of tax credits, offset by the US base erosion and anti-abuse tax and the Korea accumulated earnings tax. We recognized $187 million of income tax provision in the prior comparable period which resulted in an effective tax rate of 26%.

Segment Review

Selected Operating Results Six Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$4,054	$2,709	$1,707	$1,577	$(159)	$9,888
Shipments
Rolled products – third party	772	522	354	298	—	1,946
Rolled products – intersegment	—	18	39	12	(69)	—
Total rolled products	772	540	393	310	(69)	1,946
Non-rolled products	6	59	13	72	(21)	129
Total shipments	778	599	406	382	(90)	2,075

Selected Operating Results Six Months Ended September 30, 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,127	$2,209	$1,400	$1,171	$67	$7,974
Shipments
Rolled products – third party	733	519	386	303	—	1,941
Rolled products – intersegment	—	20	3	1	(24)	—
Total rolled products	733	539	389	304	(24)	1,941
Non-rolled products	6	58	6	42	(9)	103
Total shipments	739	597	395	346	(33)	2,044

The following table reconciles changes in Adjusted EBITDA for the six months ended September 30, 2021, to the six months ended September 30, 2022.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Six Months Ended September 30, 2021	$399	$180	$180	$347	$2	$1,108
Volume	41	1	3	7	(47)	5
Conversion premium and product mix(2)	136	114	83	32	(28)	337
Conversion costs	(103)	(97)	(34)	(48)	75	(207)
Foreign exchange	—	(27)	(7)	5	—	(29)
Selling, general & administrative and research & development costs(3)	(22)	(9)	(13)	(14)	2	(56)
Other changes	(33)	(5)	(5)	(46)	(2)	(91)
Adjusted EBITDA - Six Months Ended September 30, 2022	$418	$157	$207	$283	$2	$1,067
 _________________________
(1)The recognition of Adjusted EBITDA by a region on an intersegment shipment could occur in a period prior to the recognition of Adjusted EBITDA on a consolidated basis, depending on the timing of when the inventory is sold to the third-party customer. The "Eliminations and Other" column adjusts regional Adjusted EBITDA for intersegment shipments that occur in a period prior to recognition of Adjusted EBITDA on a consolidated basis. The "Eliminations and Other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. "Eliminations and Other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis.
(2)Conversion premium and product mix in Europe includes a $20 million customer contractual obligation benefit recognized during the six months ended September 30, 2022.
(3)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.
North America
Net sales increased $927 million, or 30%, driven by higher average aluminum prices, as well as higher automotive shipments as semiconductor shortages that impacted the automotive industry in the prior year ease, and higher can shipments. Adjusted EBITDA was $418 million, an increase of 5%, primarily driven by higher volume, favorable product mix, and higher product prices partially offset by higher operating costs due to inflation, geopolitical instability, global supply chain disruptions, and less favorable metal benefit. In addition, SG&A and Other increased versus the comparable prior year period mainly due to an increase in factoring expense resulting from higher interest rates, higher employment cost, and the resumption of travel due to loosened travel restrictions.
Europe
Net sales increased $500 million, or 23%, driven by higher average aluminum prices and higher automotive and aerospace shipments as semiconductor challenges ease and air travel demand recovers, partially offset by lower specialty shipments, mainly thick gauge sheet which saw strong demand recovery in the prior year as the impact of the COVID-19 pandemic started to ease. Adjusted EBITDA was $157 million, a decrease of 13%, primarily driven by unfavorable foreign exchange rates, higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions, partially offset by favorable product mix on improving automotive and aerospace shipments, higher product prices, and a $20 million customer contractual obligation benefit in the current period.
Asia
Net sales increased $307 million, or 22%, driven primarily by higher average aluminum prices, higher can shipments on strong local and export demand, and higher aerospace shipments as some recovery in air travel improves demand for aerospace plate and sheet, partially offset by lower specialty shipments due to portfolio optimization in a capacity constrained system and lower automotive shipments impacted by COVID-19 pandemic-related lockdowns in China early in the current fiscal year. Adjusted EBITDA was $207 million, an increase of 15%, primarily due to higher volume, higher product prices and favorable metal benefit, partially offset by higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions.
South America
Net sales increased $406 million, or 35%, driven by higher average aluminum prices and higher can shipments across the Americas due to strong demand. Adjusted EBITDA was $283 million, a decrease of 18%, primarily due to $47 million in prior year gains from the principal amount net of litigation expenses from favorable outcomes of Brazil tax litigation that did not recur in the current period, as well as higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions as well as higher SG&A due to an increase in factoring expense resulting from higher interest rates. These factors were partially offset by higher volume, higher product prices, favorable metal benefit, and favorable foreign exchange rates.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.8 billion of liquidity as of September 30, 2022. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short- and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of September 30, 2022, and March 31, 2022, is as follows.

in millions	September 30, 2022	March 31, 2022
Cash and cash equivalents	$1,145	$1,070
Availability under committed credit facilities	1,642	1,499
Total available liquidity	$2,787	$2,569
The increase in total available liquidity primarily relates to the increase in availability under our ABL Revolver facility, offset by additional borrowings this fiscal year from the same facility. In August 2022, we amended the ABL Revolver facility to, among other things, increase availability by $500 million to $2 billion. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of September 30, 2022, we held $4 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2022, we held $601 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2022, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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

Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of Adjusted Free Cash Flow.
The following table displays the Adjusted Free Cash Flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2022	2021	Change
Net cash provided by operating activities – continuing operations	$196	$339	$(143)
Net cash used in investing activities – continuing operations	(290)	(181)	(109)
Plus: Cash used in the acquisition of business and other investments, net of cash acquired	4	—	4
Adjusted Free Cash Flow from continuing operations	(90)	158	(248)
Net cash used in operating activities – discontinued operations	(6)	(5)	(1)
Adjusted Free Cash Flow	$(96)	$153	$(249)
Ending cash and cash equivalents	$1,145	$659	$486
Cash Flow Summary

	Six Months Ended September 30,
in millions	2022	2021	Change
Net cash provided by operating activities	$190	$334	$(144)
Net cash used in investing activities	(290)	(181)	(109)
Net cash provided by (used in) financing activities	230	(513)	743
Operating Activities
The decrease in net cash provided by operating activities primarily relates to less favorable metal price lag and lower Adjusted EBITDA, partially offset by changes in working capital.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $284 million and outflows from investment in and advances to non-consolidated affiliates, net during the six months ended September 30, 2022.
Financing Activities
There were no proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2022. The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2021.

Six Months Ended
in millions	September 30, 2021
3.25% Senior Notes, due November 2026(1)	$750
3.875% Senior Notes, due August 2031(1)	750
Floating rate Term Loans, due March 2028	20
Proceeds from issuance of long-term and short-term borrowings	$1,520
_________________________
(1)The proceeds from the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031 were used to redeem the $1.5 billion principal amount outstanding on the 5.875% Senior Notes, due September 2026.

The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2022, and 2021.

Six Months Ended
in millions	September 30, 2022
Short-term loans due November 2022	$(102)
Floating rate Term Loans, due January 2025	(4)
Floating rate Term Loans, due March 2028	(3)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(114)

Six Months Ended
in millions	September 30, 2021
5.875% Senior Notes, due September 2026(1)	$(1,551)
Floating rate Term Loans, due June 2022	(229)
Zhenjiang Term Loans, due May 2024	(129)
Finance leases and other repayments	(5)
Floating rate Term Loans, due January 2025	(4)
Short-term borrowings in Brazil	(3)
Floating rate Term Loans, due March 2028	(2)
Principal payments of long-term and short-term borrowings	$(1,923)
________________________
(1)This represents the $1.5 billion principal on the 5.875% Senior Notes, due September 2026 that was redeemed during the period through the issuance of the 3.25% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031. An additional $51 million payment was made using cash on hand for the resulting redemption premium.

The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2022, and 2021.

Six Months Ended
in millions	September 30, 2022
ABL Revolver	$426
China credit facility	16
Korea credit facility and Other revolving facilities	8
Revolving credit facilities and other, net	$450

Six Months Ended
in millions	September 30, 2021
China credit facility	$22
ABL Revolver	9
Korea credit facility	(17)
Revolving credit facilities and other, net	$14
In addition to the activities shown in the tables above, we paid debt issuance costs of $6 million and $24 million during the six months ended September 30, 2022, and 2021, respectively. We also paid returns of capital to our common shareholder in the amount of $100 million during each of the six-month periods ended September 30, 2022, and 2021.

Non-Guarantor Information
As of September 30, 2022, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2022)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2022)	17%
Assets owned by non-guarantor subsidiaries (as of September 30, 2022)	14%
In addition, for the six months ended September 30, 2022, and 2021, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.3 billion and $1.8 billion, respectively, and as of September 30, 2022, those subsidiaries had assets of $3.1 billion and debt and other liabilities of $1.8 billion (including intercompany balances).
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
We paid returns of capital to our common shareholder in the amount of $100 million during each of the second quarters of fiscal 2023 and 2022. Past payment of returns of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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
Adjusted EBITDA per tonne is calculated by dividing Adjusted EBITDA by aluminum rolled product shipments (in tonnes) for the corresponding period, both on a consolidated basis and at a segment level. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP," which are commonly used by manufacturers and third-party analysts in our industry. Shipment amounts also include tolling shipments. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
Management believes Adjusted EBITDA per tonne is relevant to investors as it provides a measure of aluminum rolled product shipments to third parties rather than aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingots, billets, and primary remelt. This is useful to investors because the incremental impact of non-rolled products shipments on our Adjusted EBITDA is marginal since the price of these products is generally set to cover the costs of raw materials not utilized in manufacturing products sold to beverage packaging customers, specialties and aerospace customers in our regions, and these non-rolled products are not part of our core operating business.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "forecasts," "intends," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, as a result of the Aleris acquisition, we can more efficiently serve the automotive market and unlock synergies; the expected timing and results from investments in certain operating facilities, including our recently announced greenfield, fully-integrated rolling and recycling mill to be built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; the possible future impacts of the ongoing COVID-19 pandemic and the actions taken against it, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to Russia's invasion of Ukraine; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will improve toward pre-COVID levels by the end of fiscal 2023; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things: changes in the prices and availability of aluminum (or premiums associated with such prices) or other materials and raw materials we use; inflationary pressures impacting the price of energy, labor, freight, coatings, and alloys, such as magnesium; the capacity and effectiveness of our hedging activities; inflationary pressures affecting end market demand for our aluminum products in the building and construction market; relationships with, and financial and operating conditions of, our customers, suppliers, and other stakeholders; fluctuations in the supply of, and prices for, energy in the areas in which we maintain production facilities; our ability to access financing including in connection with potential acquisitions and investments; continued risks stemming from the Aleris acquisition, including uncertainties inherent in the acquisition method of accounting; disruption to our global aluminum production and supply chain as a result of COVID-19, rising interest rates, or geopolitical factors, such as Russia's war in Ukraine; changes in the relative values of various currencies and the effectiveness of our currency hedging activities; decrease in demand for our aluminum products due to macroeconomic headwinds due in part to rising interest rates and geopolitical factors, such as Russia's war in Ukraine; risks related to sanctions, tariffs, a ban or similar actions impacting the supply of Russian aluminum and the global aluminum supply; factors affecting our operations, such as litigation, environmental remediation and clean-up costs, breakdown of equipment, and other events; economic, regulatory, and political factors within the countries in which we operate or sell our products, including changes in duties or tariffs; risks related to cybersecurity and data breaches; our potential inability to protect our intellectual property and the confidentiality of our know-how, trade secrets, technology, and other proprietary information; competition from other aluminum rolled products producers as well as from substitute materials such as steel, glass, plastic, and composite materials; downturns in consumer demand for our products or changes in consumer preferences as it relates to our products; the impact of the global semiconductor shortage on automotive production and demand for automotive aluminum sheet; changes in general economic conditions, including deterioration in the global economy; the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third-party response to, the COVID-19 pandemic; the impact of climate change or the legal, regulatory, or market response to climate change; changes in government regulations, particularly those affecting taxes, derivative instruments, and environmental, health, or safety compliance; risks that production levels and margins of our recent capital expenditures do not grow in line with our current expectations and that we may not realize returns commensurate with our investments; changes in interest rates that have the effect of increasing the amounts we pay under our credit facilities and other financing agreements; and our ability to generate cash. The above list of factors is not exhaustive.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in metal prices (primarily aluminum, copper, zinc, and LMPs), energy prices (electricity, natural gas, and diesel fuel), foreign currency exchange rates, and interest rates that could impact our results of operations and financial condition. We partially manage our exposure to energy prices by entering into fixed forward purchase contracts with energy providers, predominantly in Europe. We generally apply the normal purchase and normal sale scope exception to these contracts and do not record the contracts at fair value. These energy supply contracts are not derivatives but function as a risk management tool for fluctuating energy prices. We manage our exposure to other market risks through regular operating and financing activities and derivative financial instruments. We use derivative financial instruments as risk management tools only and not for speculative purposes.
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2022, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(203)
Copper	(10)	(1)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2022, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(5)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2022, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(27)
Euro	(10)	(37)
Korean won	(10)	(77)
Canadian dollar	(10)	(3)
British pound	(10)	(26)
Swiss franc	(10)	(49)
Chinese yuan	10	—

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
During the second quarter of fiscal 2023, we implemented a new consolidation and reporting application, which required changes to certain processes, procedures, and controls in the Company’s internal control over financial reporting. We are updating and will continue to update our internal control over financial reporting, as necessary, to accommodate modifications to our processes and procedures.
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
On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, shipping and trade route restrictions, inflationary pressures on raw materials, rising interest rates, and lack of availability of energy. The conflict in Ukraine has led to sanctions and other penalties being levied by the United States, the European Union (the "EU"), and other countries against Russia. Additional potential sanctions, penalties, tariffs and bans have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy, national economies in which we operate and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. One of our suppliers of metal is Rusal, a Russian aluminum company. Although we source metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply, sanctions, tariffs, a ban or similar actions impacting Rusal or the supply of Russian aluminum could disrupt global aluminum supply. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.
Our board of directors oversees the management of risks related to the Russia-Ukraine conflict. Our Enterprise Risk Management team monitors developments and potential impacts of the conflict and reports them to the Audit Committee of our board at least quarterly. Despite this monitoring process, there can be no assurance that the conflict will not have a material adverse effect on our business, including as it relates to the risks outlined above, as well as potential impacts on our relationship with Russian-based suppliers, potential impacts on the reliability of energy supplies to our European manufacturing sites, and potential supply chain disruptions related to the conflict.

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
3.2
Certificate and Articles of Arrangement of Novelis Inc., dated as of September 1, 2022 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 6, 2022 (File No. 001-32312))

3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1
Amendment No. 10 to Second Amended and Restated Credit Agreement, dated as of August 18, 2022, among Novelis Inc., Novelis Corporation, the other U.S. Subsidiaries of Canadian Borrower party thereto, Novelis UK Ltd, Novelis AG, Novelis Deutschland GMBH, the other Guarantors party thereto, the Third Party Security Provider, the Lenders party thereto, Wells Fargo Banks, National Association, as Administrative Agent, and as Collateral Agent.

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
Date: November 8, 2022