Form 10-K
period 2023-03-31
Novelis Inc.
filed 2023-05-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.
As of May 9, 2023, the registrant had 1,000 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 23 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Duffel	Plant located in Duffel, Belgium, required to be divested (Refer to Note 3 – Discontinued Operations)
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2019	Fiscal year ended March 31, 2019
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ending March 31, 2024
fiscal 2027	Fiscal year ending March 31, 2027
Form 10-K	Annual Report on Form 10-K
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
Lewisport	Plant located in Lewisport, Kentucky, required to be divested (Refer to Note 3 – Discontinued Operations)
LIBOR	London Inter-Bank Offered Rate
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PUs	Performance units
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures and investments; and the possible future impacts of the COVID-19 variants or any other epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•disruptions or changes in the business or financial condition of our significant customers or the loss of their business or reduction in their requirements;
•price and other forms of competition from other aluminum rolled products producers and potential new market entrants;
•competition in our end-markets, and the willingness of our customer to accept substitutes for our products, including steel, plastics, composite materials and glass;
•our inability to realize the anticipated benefits of strategic investments;
•increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products;
•rises in energy costs or disruptions to our energy supplies;
•downturns in the automotive and ground transportation industries or changes in consumer demand;
•public health crises, such as the recently experienced COVID-19 pandemic;
•union disputes and other employee relations issues;
•loss of our key management and other personnel, or an inability to attract and retain such management and other personnel;
•unplanned disruptions at our operating facilities;
•exposure to economic and political risks associated with our global operations;
•economic uncertainty, capital markets disruption and supply chain interruptions, including as a result of geopolitical instability due to the ongoing military conflict between Russia and Ukraine;
•risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control;
•security breaches and other disruptions to our information technology networks and systems;
•increased freight costs on imported products;
•timing differences between the prices we pay under purchase contracts and metal prices we charge our customers;

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
•a deterioration of our financial condition, a downgrade of our ratings by a credit rating agency or other factors which could limit our ability to enter into, or increase our costs of, financing and hedging transactions;
•risks related to variable rate indebtedness, including interest rate risk;
•adverse changes in currency exchange rates;
•our inability to transact in derivative instruments, if our exposure to price fluctuations is not adequately hedged under derivative instruments, or if counterparties to our derivative instruments fail to honor their agreements;
•an adverse decline in the liability discount rate, lower-than-expected investment return on pension assets;
•impairments to our goodwill, other intangible assets and other long-lived assets;
•tax expense, tax liabilities or tax compliance costs;
•operating and financial restrictions imposed on us by the covenants in our credit facilities and the indentures governing our Senior Notes;
•our inability to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information;
•risks related to our global operations, including the impact of complex and stringent laws and government regulations;
•global climate change or the legal, regulatory or market responses to such change;
•risks related to the broad range of environmental, health and safety laws and regulations to which we are subject, and any related exposure to substantial environmental, health and safety costs and liabilities;
•our failure to comply with laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection; and
•exposure to significant legal proceedings or investigations.
The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes but is not limited to product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the following sections of this report: Part I. Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I
Item 1. Business.
Overview
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. During fiscal 2023, we had total shipment volumes of 4,071 kt and net sales of $18.5 billion.
Our History
Organization and Description of Business
Novelis was formed in Canada on September 21, 2004. On May 15, 2007, Novelis was acquired by Hindalco. Effective September 1, 2022, Novelis Inc. and AV Metals, Inc. (which, prior to such date, was our sole shareholder and a wholly owned subsidiary of AV Minerals (Netherlands) N.V.) completed a plan of arrangement, pursuant to which AV Metals, Inc. merged with and into Novelis Inc., with Novelis Inc. surviving the merger. As of the effectiveness of the plan of arrangement, all of the outstanding shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco. Prior to the effectiveness of the plan of arrangement, AV Metals, Inc. was a holding company, with its assets being comprised solely of its investment in Novelis, and without any operations. The plan of arrangement was a combination of entities under common control and resulted in a change in the reporting entity. The opening balance of additional paid-in capital has been increased and that of retained earnings reduced by $4 million in the earliest period presented.
We produce aluminum plate, sheet, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, with 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Our Industry
The aluminum rolled products market represents the global supply of, and demand for, aluminum sheet, plate, and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by both independent aluminum rolled products producers and integrated aluminum companies.
Aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods ranging from automotive structures and body panels to food and beverage packaging. There are two major types of manufacturing processes for aluminum rolled products differing mainly in the process used to achieve the initial stage of processing:
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
Industry Sources of Metal
There are two sources of input material: (1) primary aluminum, produced from alumina (extracted from bauxite), processed in a smelter, and (2) recycled aluminum, produced by remelting post-industrial and post-consumer scraps.
Primary aluminum and sheet ingot can generally be purchased at prices set on the LME, plus an LMP that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
Recycled aluminum is generally produced internally from procured scrap or purchased at a discount compared to the price of primary aluminum depending on type and quality of the scrap, geographic region, and other market factors.

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
Packaging. Aluminum is used in beverage cans and bottles, food cans, beverage screw caps, and foil, among others. Packaging is the largest aluminum rolled products application, according to market data from Commodity Research Unit International Limited, an independent business analysis and consultancy group. Beverage cans are one of the largest aluminum rolled products applications. We believe aluminum remains the most sustainable packaging material for beverage brands. In addition to their recyclability, aluminum beverage cans offer advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer shelf life than glass or polyethylene terephthalate plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore maintains the quality and taste of the product longer. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship.
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
Heat exchangers, such as radiators, air conditioners, and auto fin material, are an important application for aluminum rolled products in the transportation end-use market. Original equipment manufacturers also use aluminum sheet, with specially treated surfaces and other specific properties, for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers, allowing for safer and more economical transportation of hazardous and corrosive materials.
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

North America	Asia
Arconic Corporation ("Arconic")	Arconic
Commonwealth Rolled Products	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd.
Constellium SE ("Constellium")	China Zhongwang Holdings Limited
Golden Aluminum	Chinalco Group
Gränges AB	Henan Mingtai Aluminum Industrial Co., Ltd.
JW Aluminum	Henan Zhongfu Industrial Co., Ltd.
Kaiser Aluminum	Kobe
Ma'aden - Saudi Arabian Mining Company ("Ma'aden")	Ma'aden
Shandong Nanshan Aluminum Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
UACJ Corporation/Tri-Arrows	Southwest Aluminum (Group) Co., Ltd.
UACJ Corporation

Europe	South America
Aluminum Duffel BV	Companhia Brasileira de Alumínio
AMAG Austria Metall AG	Hulamin Limited
Arconic	Shandong Nanshan Aluminum Co., Ltd.
Constellium
Elval Hellenic Aluminium Industry S.A.
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
Substitution Trends. Manufacturers' willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations; improve performance; reduce carbon emissions in a cost-efficient manner; and lower vehicle weight, particularly in electric vehicles. As a result of aluminum's durability, strength and light weight, automobile manufacturers are substituting heavier alternatives, such as steel and iron, with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat-rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage packaging market. With aluminum being the most sustainable packaging material for beverages, demand for infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and polyethylene terephthalate into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzer, and sparkling waters – all support demand levels.
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

Defend the Core
Novelis is the leading global flat-rolled aluminum supplier in the beverage packaging and automotive markets. We intend to protect our leadership position by continuing to deliver best-in-class customer service with high quality, service and innovative solutions that differentiate our products. We are committed to producing the best quality products and aiming to provide reliable, on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers and increasing our production capacity to meet growing demand. We have established a global network of Customer Solution Centers to accelerate collaborative innovation between Novelis and our automotive and beverage packaging customers to determine how to maximize lightweight, high-strength aluminum for the next generation of vehicle and packaging design.
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
Utilizing recycled material allows us to diversify our metal supply, helps control metal costs, and provides environmental benefits. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The percentage of recycled content within our aluminum rolled product shipments has increased from 33% to 61% from fiscal 2011 to fiscal 2023. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of its size offering high-recycled content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap resulting from our closed-loop recycling partnership with our automotive customers.
Strengthen our Product Portfolio
We maintain a focus on capturing global growth in beverage packaging, automotive, aerospace, and specialty products markets. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This helps us target growth in attractive market segments, while also taking actions to exit or minimize participation in less attractive ones. We will continue to focus on these core product markets to drive profitability, while also aiming to broaden our customer base and explore new verticals and product markets that fit within our overall strategic vision, which is to lead the aluminum industry as the partner of choice for innovative solutions.
Invest in Growth Opportunities
Over the past several years, we have invested in world-class assets and technical capabilities to meet increasing global demand for aluminum, particularly within the automotive market due to our continued focus on scaling our business model and growing alongside our customers.
With strong markets, innovative products, solid customer partnerships, financial flexibility, and decades of manufacturing and recycling experience, we expect to see robust growth and organic investment opportunities for many years to come, despite the near term headwinds encountered in fiscal 2023 and late fiscal 2022. We have identified more than $4.5 billion of potential organic growth capital spend opportunities focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. Approximately $3.3 billion of specific, announced projects are already underway, with additional rolling and recycling capacity investment opportunities under appraisal.
We believe Novelis has the balance sheet strength and financial flexibility to invest in growth in a prudent, disciplined manner that will allow us to maintain net debt leverage targets and shareholder return commitments. We also plan to continue to implement world class manufacturing initiatives and leverage digital technologies and other advancements in R&D and IT to unlock capacity, capture growth, and support sustainability initiatives.
For a discussion of recent commitments and expenditures, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Working Capital
We manage working capital based on cash needs and to balance the timing of trade payables and receivables, including though factoring of trade receivables.

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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,465 kt of primary aluminum in fiscal 2023 in the form of sheet ingot, standard ingot, and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers to have a closed-looped system whereby we take production scrap material from their fabricating activity and re-melt, cast, and roll it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates and products with longer lifespans, like vehicles and buildings, which are starting to become high-volume sources of recycled material. We purchased or tolled approximately 2,325 kt of recycled content in fiscal 2023.
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
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2023, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
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

Net sales in millions/shipments in kt	Fiscal 2023	Fiscal 2022	Fiscal 2021
Consolidated
Net sales	$18,486	$17,149	$12,276
Total shipments	4,071	4,080	3,839
North America(1)
Net sales	$7,550	$6,735	$4,558
Total shipments	1,530	1,480	1,381
Europe(1)
Net sales	$5,059	$4,720	$3,552
Total shipments	1,147	1,187	1,099
Asia(1)
Net sales	$3,014	$3,036	$2,182
Total shipments	753	788	751
South America(1)
Net sales	$2,893	$2,638	$1,798
Total shipments	754	716	671
_________________________
(1)Net sales and total shipments by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
A description of our operating segments during all or part of fiscal 2023 follows.
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
Our North American facilities manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment primarily include beverage and food cans, containers and packaging, automotive and other transportation applications, architectural, and other industrial applications. Beverage and food can represent the largest end-use market in terms of shipment volume for North America.
A significant portion of North America's volumes is also directed toward the aluminum automotive sheet market, produced out of our plants in Oswego, New York; Kingston, Ontario; and Guthrie, Kentucky.
We currently have large capital expenditures projects underway to expand rolling capacity in Oswego, New York, and Logan, Kentucky, and to construct a highly advanced automotive recycling facility in Guthrie, Kentucky. We have also broken ground on our investment of approximately $2.5 billion to build a fully integrated, greenfield rolling and recycling facility in Bay Minette, Alabama, with an annual rolled aluminum production capacity of 600 kt.
Europe
Novelis Europe operates 10 aluminum rolled product facilities, including five facilities with recycling operations. Recycling activities occur at plants in Latchford, United Kingdom; Pieve, Italy; and Nachterstedt, Neuss, and Voerde, Germany.
Our European facilities manufacture a broad range of sheet, plate, and foil products. End-use markets for this segment include beverage and food can, automotive, architectural and industrial products, foil products, aerospace, and other products. Beverage packaging represents the largest end-use market in terms of shipment volume for Europe.
Due to strong consumer demand for sustainable aluminum products, we are evaluating additional rolling and recycling capacity expansion in Europe.

Asia
Novelis Asia operates four aluminum rolled product facilities, including two facilities with recycling operations. Recycling activities occur at the Ulsan and Yeongju, South Korea, plants. The Ulsan facility operates as UAL, a 50/50 joint venture with Kobe. Our Asia facilities manufacture a broad range of aluminum sheet, plate, and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial, aerospace, and other products. The beverage packaging market represents the largest end-use market in terms of volume. However, we are increasing shipments of aluminum automotive sheet through the 100 kt automotive finishing capacity expansion at our Changzhou, China, facility, completed in fiscal 2022.
We are expanding our recycling capacity and capabilities with a $50 million recycling capacity expansion at UAL. We also have plans to invest approximately $375 million into our operating facility in Zhenjiang, China, aimed at expanding its automotive aluminum capabilities and recycling operations, and releasing rolling capacity at UAL, to serve the can and specialty markets. In an effort to prudently phase capital spending in a disciplined manner, other announced organic growth investments already underway are being prioritized ahead of this investment.
Due to strong consumer demand for sustainable aluminum products, in late 2022, we announced a $20 million debottlenecking investment at our Yeongju, South Korea plant to unlock approximately 50 kt of capacity.
South America
Novelis South America operates two aluminum rolled product facilities. This includes one facility with recycling operations. Our South American facilities manufacture a broad range of can sheet, industrial sheet, and light gauge products. The primary markets are beverage and food can, specialty, industrial, foil and other packaging, and transportation end-use applications. Beverage packaging represents the largest end-use application in terms of shipment volume.
In fiscal 2022, we completed a $150 million investment to expand both rolling and recycling capacity by 100 kt each at our Pindamonhangaba, Brazil, plant.
In March 2022, due to strong consumer demand for sustainable beverage packaging, we announced a $50 million debottlenecking investment at our plant located in Pindamonhangaba, Brazil, to unlock approximately 70 kt of rolling capacity.
Due to strong consumer demand for sustainable aluminum products, we are evaluating additional rolling and recycling capacity expansion in Brazil.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 23 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage Packaging	Specialties
Anheuser-Busch InBev	Amcor
Ardagh Group	American Construction Metals
Ball Corporation	DENSO
Can-Pack S.A.	Gentek
Crown Holdings Inc.	HFA
PepsiCo	Kaycan Limited
Various bottlers of the Coca-Cola System	Mahle Behr
Omnimax International, Inc.
Automotive	Ply Gem/Mastic Home Exteriors
BMW Group	Prefa
Daimler Group	Reynolds Consumer Products LLC
Ford Motor Company	Ryerson Inc.
General Motors LLC	Samsung SDI
Honda Motor Company	Samwon Industry Co., Ltd.
Hyundai Motors Corporation	Service Partners Gutter Supply LLC
Jaguar Land Rover
NIO	Aerospace
Renault-Nissan-Mitsubishi Alliance	Airbus
Rivian	AVIC/COMAC
Stellantis	Boeing
Tesla, Inc.	Bombardier
Toyota Motor Corporation	Embraer
Volkswagen Group
Volvo Cars

Our single largest end-use product is beverage packaging. We sell can sheet directly to beverage makers and bottlers as well as to can fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with beverage makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, can end stock, and tab stock from us.
Additional information related to our top customers is contained in Note 23 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.
Distribution
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Direct sales as a percentage of total net sales	93%	96%	94%
Distributor sales as a percentage of total net sales	7	4	6

Direct Sales
We supply various end-use markets all over the world through a direct sales force operating from individual facilities or sales offices, as well as from regional sales offices. The direct sales channel typically serves very large, sophisticated fabricators and OEMs. Longstanding relationships are maintained with leading companies in industries using aluminum rolled products. Supply contracts for large global customers generally range from one to five years in length and, historically, there has been a high degree of renewal business with these customers. Certain customers require suppliers to complete a lengthy and expensive qualification process. The ability to obtain and maintain these qualifications can represent a competitive advantage. Given the customized nature of products and in some cases, large order sizes, switching costs are significant, thus adding to the overall consistency of the customer base.
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
Research and Development
The table below summarizes our R&D expenses, which include mini-scale production lines equipped with hot mills, can lines, and continuous casters.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Research and development expenses	$95	$92	$83
We conduct R&D activities in order to meet current and future customer requirements, improve our products, and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used for the beverage packaging, automotive, aerospace, and specialties markets. We also have a global casting engineering and technology center in Spokane, Washington, specializing in molten metal processing; automotive research and technology centers in Shanghai, China, and Sierre, Switzerland; a research and technology center specializing in the development of new products and processes for our can and specialties customers in Göttingen, Germany; an automotive customer solution center in Novi, Michigan; a beverage packaging customer solution center in São José dos Campos, Brazil; a research and development laboratory to advance carbon neutral solutions for aluminum manufacturing in Sierre, Switzerland; and aerospace innovation centers in Koblenz, Germany, and Zhenjiang, China.
Human Capital Resources
Our Employee Base
Novelis operates an integrated network of 33 technically advanced rolling and recycling facilities across North America, Europe, Asia, and South America. We have 17 operating facilities in North America, 10 in Europe, four in Asia, and two in South America. We have approximately 13,170 employees supporting our operations across nine countries.
The table below summarizes our approximate number of employees by region, excluding our proportionate share of those employed by less than wholly owned affiliates as well as temporary employees.

	North America(1)	Europe	Asia	South America	Total
March 31, 2023	4,940	4,710	1,830	1,690	13,170
_________________________
(1)Includes employees within our Corporate headquarters located in Atlanta, Georgia, and our R&D facility located in Kennesaw, Georgia.
Purpose and Culture
We are proud of our purpose – Shaping a Sustainable World Together – which is supported by our vision – To Be the Leading Provider of Sustainable and Innovative Aluminum Solutions.
We provide training on our Code of Conduct, which reminds our people that we are committed to operating with high ethical standards and supporting a culture of integrity.

Diversity and Inclusion
We believe that the diverse backgrounds, expertise, and perspectives of our employee base contribute to our success and help us achieve our ambitious goals. Consistent with that belief, we aim to continue to build inclusive and diverse teams, and we are targeting increasing the percentage of women in Novelis' leadership and operational and technical roles. We support and embrace the diversity of our employees at all levels, and we focus on empowering our employee resource groups to create a more inclusive workplace.
Safety
We are focused on safety as a key priority. Guiding us in this direction is our Novelis Safety System, which provides us with a systematic approach to identifying, managing, and mitigating risks in our operations. In addition, we ask all Novelis employees to look out for their own safety, as well as that of their colleagues, by following three basic safety obligations: (1) I will work safe, (2) I will intervene if I see somebody working unsafe, and (3) I will stop any unsafe behavior if intervened upon.
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
Community Engagement
Our Corporate Social Responsibility mission is to improve the quality of life in the communities where we operate and society as a whole. Novelis Neighbor is our global program for sponsoring and coordinating our community engagement and charitable investment efforts. As part of our worldwide corporate social responsibility campaign, Novelis employees support hundreds of community projects year-round. These projects are reflective of our company purpose of Shaping a Sustainable World Together and focused on advancing STEM education; increasing recycling by consumers; and supporting the most pressing needs of our local communities.
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
Intellectual Property
We actively review intellectual property arising from our operations and our R&D activities, and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 3,390 patents and patent applications on approximately 364 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied or received registrations for the "Novelis" word trademark and the Novelis logo trademark in approximately 44 countries where we have significant sales or operations. Novelis uses the Aditya Birla logo under license from Aditya Birla Management Corporation Private Limited.
We have also registered the word "Novelis" and several derivations thereof as domain names in numerous top-level domains around the world to protect our presence on the world wide web.

Environment, Health and Safety
As a purpose-driven company, Novelis strives to protect and preserve the environment and the health, safety, and well-being of our colleagues, customers, and communities. During fiscal 2023, we recycled over 82 billion used beverage cans, and recycled content made up 61% of total input in our aluminum rolled product. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The recycled content rate of 61% in fiscal 2023 is an increase from the 57% reported in fiscal 2022 due to higher scrap inputs and lower prime consumption. With our plant operations around the globe, we continue to focus on reducing carbon emissions, limiting water consumption, and lowering electricity usage while targeting year-over-year improvements in overall production. During fiscal 2023, 11 facilities achieved major safety milestones by operating 365 consecutive days without a recordable injury.
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
Our expenditures for environmental, health and safety protection (including estimated and probable environmental, health and safety remediation costs as well as general environmental, health and safety protection costs at our facilities) and the betterment of working conditions in our facilities were $19 million during fiscal 2023, of which $18 million was expensed and $1 million was capitalized. We expect that these expenditures will be approximately $21 million in fiscal 2024, of which we estimate $15 million will be expensed and $6 million will be capitalized.
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

Competitive and Strategic Risks
While we have long-standing strategic partnerships with global corporations and other customers, certain of our customers are significant to our revenues, and we could be adversely affected by disruptions or changes in the business or financial condition of these significant customers or by the loss of their business or reduction in their requirements.
Our 10 largest customers accounted for approximately 49%, 54%, and 55% of our total net sales for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. A significant disruption in the business or downturn in the financial condition of our significant customers could adversely affect our results of operations and cash flows. Some of our customers are dependent upon the continued ability of their suppliers to deliver key components necessary for the manufacturing of their products, and a disruption of such supply chains could cause such customers to alter production schedules or suspend production entirely. For example, beginning in third quarter of fiscal 2023 the entire beverage supply chain, including can sheet suppliers, can makers, fillers and retailers, is normalizing back to lower levels of pre-pandemic consumer demand for packaged aluminum products. Such supply chain destocking is having an adverse near-term impact on the customer demand for beverage can sheet.
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
We face significant price and other forms of competition from other aluminum rolled products producers and potential new market entrants, which may adversely impact our competitive positions in our end-markets and our financial profile.
The markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, global footprint, sustainability and recycling, technical support, and customer service. Some of our competitors may benefit from more efficient technologies, lower raw material and energy costs, and lower labor costs. Increases in competition resulting from new market entrants or increases in production capacity by our competitors could cause us to lose market share or a large customer or force us to reduce prices to remain competitive. In addition, because of extensive competition in all of our key markets, large customers may be able to exert influence to extract favorable future pricing terms. These risks could also be exacerbated by new market participants in the industry or a surplus supply of aluminum rolled products in the industry, which could result in additional competitive pricing pressures. Any such developments could adversely affect our business, financial condition, or results of operations.
While we have a diversified product portfolio across various end-markets, our end-markets are highly competitive and customers may be willing to accept substitutes for our products, including steel, plastics, composite materials, and glass, and such willingness could adversely affect the demand for certain of our products and our results of operations.
Aluminum competes with other materials, such as steel, plastics, composite materials, and glass for various applications, including packaging, automotive, aerospace, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry may increase their use of high-strength steel rather than aluminum for certain applications due to the price differential between steel and aluminum. The packaging industry continues to experience advances in alternative materials, such as plastics, glass, and organic or compostable materials, which could lead to higher margins for our customers than our products and which may compare favorably to aluminum with respect to preservation of food and beverage quality and recyclability. The willingness of customers to accept other materials in lieu of aluminum, as well as broader consumer movements towards multi-use forms of packing over single-use packaging, could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition, or results of operations.

We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments. We recently completed a $180 million investment in automotive finishing capacity in Changzhou, China, a $150 million investment in recycling and casting capacity at our plant in Pindamonhangaba, Brazil, and a $315 million greenfield automotive finishing expansion in Guthrie, Kentucky. We also have announced plans to further invest significantly in strategic capacity expansions across geographic locations. For example, announced projects now underway include an approximately $2.5 billion greenfield rolling mill in Bay Minette, Alabama, a $365 million recycling and casting capacity expansion in Guthrie, Kentucky, a $50 million recycling and casting capacity expansion in Ulsan, South Korea, and a number of smaller rolling capacity debottlenecking investments. If our production levels and margins do not grow in line with our current expectations, or are adversely impacted by new competing strategic investments, we may not realize a return on such announced projects that is commensurate with our investment. Further, there are numerous risks commonly encountered in strategic transactions, including the risk that management's time and energy may be diverted, disrupting our existing businesses, and the risk that we may not be able to complete a project that has been announced, complete such project on time, incur higher or unforeseen costs, or generate the synergies and other benefits that we anticipated.
Operational Risks
Our business has been, and may in the future be, adversely affected by increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products.
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
As a result of macroeconomic headwinds, such as inflationary cost pressures, supply chain disruptions, the impact of public health crises and geopolitical conflicts, we have been adversely affected, and may continue to be adversely affected in the future, by changes in the cost of these or other raw materials as well as labor costs, energy costs and freight costs associated with transportation of raw materials. Prices of certain raw materials may fluctuate due to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials, the availability of complementary and substitute materials, inflationary pressures, supply shortages and disruptions caused by a public health crisis, geopolitical factors relating to Russia's ongoing military conflict with Ukraine. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or governmental entities, and may be impacted by mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental, health and safety laws and regulations or production curtailments), regulations, labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. In addition, the failures of financial institutions and any related liquidity crises, and any resultant impact on depositor’s access to their cash deposits, including, for example, the recent events surrounding Silicon Valley Bank, First Republic Bank and Signature Bank, could negatively impact the ability of our customers to pay amounts owed to us on a timely basis or at all, cause reductions in the liquidity of our suppliers impacting raw material product availability, and cause fluctuations in the costs of raw materials, which could in turn have a material adverse effect on our business or financial condition.
We employ a number of strategies to manage raw material pricing volatility such as pass through contracts with customers and hedging of metal prices, but there is no assurance that these activities will be sufficient in fully mitigating raw material cost volatility. Our hedging procedures may be insufficient and our results could be materially impacted if costs of materials increase. Delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability.

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
The demand for our automotive products and other industrial products is dependent on the production of internal combustion engine and electric cars, light trucks, SUVs and heavy duty vehicles and trailers. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the economy. Even with the automotive industry's growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs and heavy duty vehicles and trailers could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations and cash flows.

Our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises, such as the recently experienced COVID-19 pandemic.
We face risks related to public health crises, including outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. A public health crisis, including the recently experienced COVID-19 pandemic, poses the risk that we or our employees, contractors, suppliers, customers, or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such crisis may otherwise interrupt or impair business activities.
Outbreaks of contagious diseases, public health epidemics or pandemics, or other adverse public health developments in countries in which our employees, contractors, customers, suppliers and other business partners operate could have a material and adverse effect on our business, results of operations, financial condition, liquidity and/or cash flows. The extent to which such an outbreak affects our operations over time is highly uncertain and beyond our control, and is dependent on a variety of factors, including the duration and severity of the initial outbreak or subsequent variants, the imposition of governmental quarantine or other public health measures, the availability of vaccines or other medical remedies and preventive measures, and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Many of the actions that may be taken to mitigate the impact of an epidemic or pandemic, including declarations of states of emergency, governmental quarantines, shelter-in-place and stay-at-home orders, social distancing requirements, business closures and staged procedures for reopening, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, are highly likely to impact our business and the business of many of our customers and therefore are likely to magnify the risks of a material adverse impact on our business, results of operations, financial condition, liquidity, and/or cash flows, as well as on our business strategies and initiatives. In addition, the impact of any epidemic or pandemic, and the related restrictions, may differ in the areas in which our products are manufactured, distributed or sold, or may change on short notice in response to new variants or other circumstances and, accordingly, any such impact on our operations or the operations of our customers and suppliers is difficult to predict. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of an epidemic or pandemic in one location may have a disproportionate effect on our operations in the future.
The recovery from any public health crises, such as COVID-19, may also negatively impact our operations in the future. For instance, during the height of the COVID-19 pandemic, the beverage can sheet market experienced high demand resulting from increased at-home consumption of beverage products which use aluminum packaging. However, following the COVID-19 pandemic, demand has moderated as the beverage supply chain has reduced excess inventory which was built up to account for high demand during the COVID-19 pandemic. Fluctuations in demand and supply chain variability resulting from future public health crises, including the outbreak of new COVID-19 variants, may in the future impact our business, results of operations, and financial condition.
An epidemic or pandemic may also exacerbate other risks disclosed in this Annual Report on Form 10-K, including, but not limited to, risks related to global economic conditions and inflation, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. In addition, a future epidemic or pandemic may also affect our operating and financial results in a manner that is not presently known to us, or present significant risks to our business, results of operations, financial condition, liquidity and/or cash flows that are different from the risks presented by prior epidemics or pandemics..
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
Competition for qualified employees may continue, and as a result, we may continue to experience increased employee turnover. The continuity of key personnel and preservation of institutional knowledge are important to our business. The loss of qualified employees, or an inability to attract, retain, and motivate employees representing diverse backgrounds, experiences and skillsets would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of inflation have increased our costs of labor and may continue to do so.
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
We have experienced, and continue to experience, inflationary pressures on the prices of aluminum, materials, transportation, energy, and labor. In an inflationary environment, such as the current economic environment, our ability to implement customer pricing adjustments or surcharges to pass-through or offset the impacts of inflation may be limited. Continued inflationary pressures could reduce our profit margins and profitability. Russia's ongoing military conflict with Ukraine and other geopolitical conflicts, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may further cause reduced manufacturing and industrial demand. Other economic factors, including fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses and results of operations.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. or global economy, including continued inflationary pressure, pose a risk because our customers may postpone purchases in response to demand reductions, negative financial news and tighter credit.

We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from the conflict in the Ukraine or any other geopolitical tensions, or otherwise.
In February 2022, Russian troops began a military invasion of Ukraine. Global markets continue to experience volatility and disruption following the escalation of geopolitical tensions and the continuation of the military conflict between Russia and Ukraine. We have not experienced significant direct impacts from the Russia-Ukraine conflict, but we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022, and we expect these costs will remain elevated until energy prices stabilize. Although the length and impact of the ongoing military conflict is unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, shipping and trade route restrictions, inflationary pressures on raw materials, rising interest rates, and lack of availability of energy. In addition, the conflict in Ukraine has led to sanctions and other measures being levied by the United States, the European Union (the "EU"), and other countries against Russia. In February 2023, the United States government announced a new round of trade actions targeting goods and entities from Russia, including a 200% duty on aluminum articles of Russian origin.
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

Information technology networks and systems (our own as well as those managed by third parties) are susceptible to damage, disruptions and shutdowns due to programming errors, defects, or other vulnerabilities, power outages, hardware failures, computer viruses, cyber-attacks, ransomware attacks, malware attacks, attacks by foreign governments and state-sponsored actors, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. The costs of attempting to protect against cybersecurity risks and events such as the foregoing are significant, and as cyber-attacks and similar events have become more frequent and sophisticated, these costs have increased and will likely increase further in the future. We have in the past and may in the future experience security breaches and other disruptions to our information technology networks and systems, so we have increased our management focus on and financial investments in systems and processes intended to secure our information technology systems, prevent unauthorized access to or loss of sensitive data, provide security and privacy awareness training, ensure business continuity and comply with applicable laws. These efforts include engaging third-party providers from time to time to test the vulnerability of our systems and recommend solutions to upgrade the security of our systems. We also employ a number of measures to protect and defend against cyber attacks, including technical security controls, data encryption, firewalls, intrusion prevention systems, anti-malware software and frequent backups. New data security laws and regulations are being implemented rapidly and are evolving, and we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance.
Cyber attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. These may include damage and disruptions caused by cyber attacks, breaches, or insider threats who may have access to our networks and systems. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently, including as a result the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine. We have seen, and will continue to see, industry-wide vulnerabilities, which could in the future affect our or other parties' systems. We expect to continue to experience such zero-day vulnerabilities in the future. Despite our best efforts, we cannot fully anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, especially in light of increasingly sophisticated techniques used in cybersecurity attacks, as discussed above. Although to date, we are unaware of any material data breach or system disruption, including a cyber-attack, we cannot provide any assurances that such events will not occur and impacts therefrom will not be material in future.
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
We have experienced, and may in the future continue to experience, increases in freight costs and shortages in capacity. We continue to monitor freight costs and capacity because they can negatively impact our ability to ship volume predictably and on a low-cost basis. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to receive products from suppliers or deliver products to customers in a timely and cost-effective manner. There can be no assurance that we will be successful in increasing prices or recouping increased freight surcharges in the future. Continued freight cost increases; delivery disruptions, including compliance with the Export Administration Regulations and other trade laws; and the sanctions, regulations, and embargoes administered by the U.S. Department of Treasury's Office of Foreign Assets Control, could adversely affect our business, financial condition, or results of operations.

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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, which could adversely impact our results of operations. In order to manage our exposure to interest rate risk, in the future, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely impact our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.
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
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality agreements, license agreements and other contractual provisions, to establish, maintain, protect and enforce our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not prevent our competitors from duplicating our processes or technology, prevent our competitors from gaining access to our proprietary information and technology, or permit us to gain or maintain a competitive advantage. Any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed or misappropriated, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and puts our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are sued by a third party that claims that our technology infringes, misappropriates or violates their rights, the litigation, whether or not successful, could be costly to defend, divert our management's time, attention and resources, damage our reputation and brand and substantially harm our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.

We rely on nondisclosure agreements to protect our unpatented know-how, trade secrets, technology and other proprietary information. We seek to protect this information, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to it, such as our employees, consultants, and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, or disclosure of our proprietary information. Further, these agreements may not prevent our competitors from independently developing substantially equivalent or superior proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. Additionally, such agreements may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation or reverse engineering of, our confidential information, intellectual property, or technology. Enforcing a claim that a party illegally disclosed or misappropriated know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. Know-how, technology, and other proprietary information can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect such information. If we develop any trade secrets that were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
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
Compliance with U.S. and foreign laws and regulations, such as those requiring supply chain transparency, import and export requirements, embargoes and trade sanctions laws, anti-corruption laws, tax laws, foreign exchange controls, and cash repatriation restrictions, increases our costs of doing business outside the U.S. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the EU's General Data Protection Regulation ("GDPR"). The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations, and the interpretation of certain laws and regulations have become increasingly complex.
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
Climate change, and evolving customer and stakeholder expectations, legal, regulatory and policy requirements, and market dynamics driven by climate change, could adversely affect our business, financial condition or results of operations. Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, limits on emissions of greenhouse gases, and Corporate Average Fuel Economy standards in the United States, as well as similar standards or requirements in the EU or in other jurisdictions. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations, and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers, including increased monitoring and reporting costs. Also, we rely on natural gas, electricity, fuel oil, and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws or regulations could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability. Any increased frequency and intensity of extreme weather events resulting from climate change impacting our facilities, our suppliers or critical infrastructure in the United States and abroad could disrupt our supply chain or impact our ability to timely produce and deliver our products.
There are inherent climate-related risks in various regions where we conduct business. Global climate change is resulting, and is expected to continue to result, in natural disasters and adverse weather conditions, such as drought, wildfires, storms, tornados, hurricanes, blizzards, changes in sea-levels, flooding, and extreme temperatures, occurring more frequently or with greater intensity and unpredictability. Such conditions could result in disruptions to any facility or surrounding community directly impacted by a climate-related event, including physical damage resulting in shutdowns and requiring repair and/or our employees' unavailability to work, and could also adversely impact our suppliers, customers, and shipping and transportation networks. These disruptions could make it more difficult and costly for us to produce and deliver our products, obtain raw materials or other supplies, maintain our critical corporate functions, and could reduce customer demand for our products.
In addition, governments, customers and other stakeholders are increasingly focused on corporate environmental, social and governance ("ESG") practices and disclosures, may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. We define our own corporate purpose, in part, by the sustainability of our practices and our impact on all of our stakeholders. As a result, our efforts to conduct our business in accordance with some or all these expectations may result in increased demands regarding, among other matters, the source of aluminum, alloying metals and other materials used in our products, demand for increased use of recycled materials in our products, the manner in which power we consume is generated, our use and treatment of water and other natural resources, and the packing materials and shipping methods we use to deliver our products. In order to respond to these demands, we may need to make changes to our facilities, operations or production methods, or increase research and development efforts, any of which could result in significant additional costs. Our policies and processes to evaluate and manage ESG targets and standards in coordination with other business priorities, including our use of carbon offsets, may not prove completely effective. In addition, although we have established public targets with respect to our carbon footprint, energy and water usage and waste generation, we may be unable to meet them or be required to revise them for a variety of reasons, including due to cost increase, (including the cost of carbon offsets), the availability of valuable scrap (which could be downgraded or lost to competitors as demand increases), the availability of cleaner energy sources, sufficient supply of 'low carbon' primary aluminum, or our ability to innovate recycle-friendly alloys. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, results of operations, or financial condition. Furthermore, with regard to public targets we have disclosed relating to certain ESG initiatives (including as disclosed within our 2022 Sustainability Report), the criteria by which our ESG practices, including these initiatives and public targets, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. Our selection of disclosure standards and ESG targets, and the interpretation or application of those standards and targets, may also change from time to time, or differ from those of others. Methodologies for reporting ESG data, including for Scope 1, 2 and 3 greenhouse gas emissions, may be updated and previously reported ESG data may be adjusted to reflect developments in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers and other stakeholders may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to failed to achieve previously announced public targets or to accurately disclose our progress on such targets or initiatives, our reputation, business, financial condition and results of operations could be adversely impacted.

We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.
We are subject to a broad range of environmental, health and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant, and may prove to be more costly than we anticipate. These laws and regulations may also result in substantial environmental liabilities associated with current sites, divested assets, third-party locations, and past activities. Under certain of these laws and regulations, we could incur liability for contamination at our current or former sites (or those of our predecessors) or at sites to which we or our predecessor sent waste for disposal even if the contamination resulted from conduct that was legal at the time or of third parties. The impact that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our past and/or current operations, could result in civil or criminal fines or penalties and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, any of which could materially and adversely affect us. Evolving regulatory standards and expectations can result in increased litigation and/or increased costs, including increased remediation costs, all of which can have a material and adverse effect on our financial condition, results of operations and cash flows.
Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, or results of operations.
We are subject to various privacy, information security, and data protection laws, rules, and regulations that present an ever-evolving regulatory landscape across multiple jurisdictions and industry sections. Federal, state, and foreign legislators and regulators are increasingly adopting our revising privacy, information security, and data protection laws, rules, and regulations that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices our collection, use, storing, sharing, retention and safeguarding and otherwise processing of certain types of consumer or employee information and some of our current or planned business activities, which could further increase our costs of compliance and business operations and could reduce income from certain business initiatives.
Compliance with current or future privacy, information security, and data protection laws, rules, and regulations (including those regarding security breach notification) could result in higher compliance and technology costs. Additionally, regulators may attempt to assert authority over our business in the area of privacy, information security, and data protection. If our vendors also become subject to new and additional laws, rules, and regulations in the more stringent and expansive jurisdictions, this could result in increasing costs to our business. We cannot predict the effect compliance with any such laws or regulations may have on our operating environment.
Many jurisdictions have established their own data security and privacy legal frameworks, including data localization and storage requirements, with which we may need to comply. For example, the EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the GDPR which went into effect on May 25, 2018, and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR's requirements.
Because the interpretation and application of many privacy and data protection laws, rules and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of substantial fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules, regulations and policies, could results in additional cost and liability to us, damage to our reputation, inhibit growth, and otherwise adversely affect our business. If we are not able to adjust to changing laws, rules and information security, our business may be harmed.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our global headquarters are located in Atlanta, Georgia. Our global research and technology center, located in Kennesaw, Georgia, contains state-of-the-art R&D capabilities to help us better partner and innovate with our customers. We have a network of Customer Solutions Centers across all four operating regions, allowing us to innovate alongside our customers. We also have a global casting engineering and technology center in Spokane, Washington, specializing in molten metal processing, in addition to several facilities with R&D operations worldwide, including facilities with specified research in automotive and aerospace technologies. Our regional headquarters are located in Atlanta, Georgia (North America), Küsnacht, Switzerland (Europe), Seoul, South Korea (Asia), and São Paulo, Brazil (South America).
The number of operating facilities by operating segment as of March 31, 2023 is shown in the table below and includes operating facilities we jointly own and operate with third parties.

	Operating Facilities	Facilities with Recycling Operations
North America	17	7
Europe	10	5
Asia	4	2
South America	2	1
Total	33	15

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets or applications for the aluminum rolled products, recycling, and primary metal facilities we owned and operated, including joint ventures, as of March 31, 2023.
North America

Locations	Plant Processes	Major Products
Ashville, Ohio	Coating and finishing	Coated coil for specialties
Berea, Kentucky	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Buckhannon, West Virginia	Cold rolling and finishing	Mill finish coil and light-gauge sheet for specialties
Clayton, New Jersey	Cold rolling and finishing	Foil and light-gauge coiled sheet for specialties
Davenport, Iowa(1)	Casting, hot rolling, and recycling	Hot rolled coil from recycled material
Davenport, Iowa(1)	Cold rolling and finishing	Painted coil and mill finish coil
Fairmont, West Virginia	Cold rolling and finishing	Aluminum sheet and light-gauge foil for specialties
Greensboro, Georgia	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Guthrie, Kentucky	Pre-treatment and heat treatment	Automotive sheet
Kingston, Ontario	Cold rolling and finishing	Automotive sheet and specialty material
Lincolnshire, Illinois	Cold rolling and finishing	Mill finish coil
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, automotive sheet, construction sheet, industrial sheet, and painted sheet
Richmond, Virginia(2)	Pellet casting, hot rolling, cold rolling, finishing, and recycling	Mill finish sheet for building and construction
Russellville, Kentucky(3)	Sheet ingot casting, hot rolling, cold rolling, finishing, and recycling	Can stock and aluminum sheet and coil for specialties
Terre Haute, Indiana	Cold rolling and finishing	Foil stock for specialties
Uhrichsville, Ohio	Casting, hot rolling, cold rolling, finishing, and recycling	Transportation sheet and aluminum sheet for specialties
Warren, Ohio	Coating and finishing	Coated can sheet
_________________________
(1)The Company operates two separate facilities in Davenport, Iowa, one finishing mill and one casting facility.
(2)In March 2023, we announced the shutdown of casting and hot rolling assets at our Richmond plant. Following the shutdown in fiscal 2024, the remaining processes will consist of cold rolling and finishing.
(3)Logan, located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows. We own 40% of the outstanding common shares of Logan. See Note 9 – Consolidation for further information about this affiliate.

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
South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, and coating	Can stock, construction sheet, industrial sheet, foil stock, sheet ingot, and transportation sheet
Santo Andre, Brazil	Foil rolling and finishing	Light-gauge foil for specialties

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

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for the Company's common stock. All of the outstanding shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco. None of the equity securities of the Company are authorized for issuance under any equity compensation plan.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is driven by its purpose of shaping a sustainable world together. We are a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers, as well as our customers in the aerospace, automotive, beverage packaging, and specialties industries throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai. As of March 31, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, with 33 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Discussion and analysis of fiscal 2021 and year-over-year comparisons between fiscal 2022 and fiscal 2021 not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the SEC on May 11, 2022. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K.
BUSINESS AND INDUSTRY CLIMATE
A little over a decade ago, we launched a strategy to transform and improve the profitability of our business through disciplined phases of significant capital investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With volume growth combined with improved pricing, a significant increase in scrap inputs, operational efficiencies, acquisition cost synergies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products since launching this strategy.

However, inflationary cost pressures that began in fiscal 2022 resulting from, among other factors, global supply chain disruptions and geopolitical instability impacting the availability and price of materials and services including freight, energy, coatings, and alloys, such as magnesium, have intensified in fiscal 2023 and are expected to continue for the foreseeable future. Beginning in the fourth quarter of fiscal 2022, we have been impacted by higher energy prices globally, and especially in Europe, where the Russia-Ukraine conflict's negative impact on energy prices and raw materials has also caused reduced manufacturing and industrial demand. We expect such elevated costs and reduced demand until energy prices and economic conditions stabilize. Other costs, such as labor and borrowing costs, have been impacted by inflation and higher interest rates. While we believe we are positioned to maintain production levels necessary to service our customers, we cannot predict supply chain disruptions or their potential future financial impacts. Despite our results being negatively impacted by higher costs, we have been able to partially mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a portion of higher costs to customers, favorable pricing environments, and utilizing recycled materials. We have also implemented cost control measures across our global operations, including a focus on employment, professional services, and travel costs. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. The ERM team meets with or interviews approximately 80 employees each quarter to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis relationships with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries historically. Sanctions, tariffs, a ban or similar actions impacting the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of the Russia-Ukraine conflict, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our Board at least quarterly, with interim updates from our executive leadership as our Board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our Board.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. Disruption in demand for aluminum rolled products as a result of the COVID-19 pandemic and semiconductor shortages impacting the automotive industry have moderated. However, we believe the challenging inflationary and geopolitical environment has increased economic uncertainty and is negatively impacting near-term demand in some end markets. The building and construction end market is experiencing lower demand, as it is more sensitive to inflation and interest rates. In addition, we are seeing reduced can sheet demand in the near term attributed to can makers reducing their excess inventory as they adjust to a more moderated level of can demand.
Despite current market uncertainty, we believe that long-term demand for aluminum rolled products remains intact. Increasing customer preference for sustainable packaging options and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. In fiscal 2022, we completed an investment to expand the rolling and recycling capacity, each by 100 kt, in our Pindamonhangaba, Brazil, plant to support this demand. Additionally, more than half of the 600 kt capacity of the greenfield rolling and recycling plant being built in Bay Minette, Alabama, announced in May 2022, will be used to serve the growing demand for aluminum beverage can sheet in North America. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rapid rise in demand.
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

Shipments of aerospace aluminum plate and sheet have improved in fiscal year 2023 to date as air-travel demand has recovered toward pre-COVID levels. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We intend to fund these organic growth investments from internally generated cash flows, and as such are pacing capital investments and prioritizing the following specific investments of approximately $3.3 billion that are already underway:
•Approximately $2.5 billion to construct a greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. This new low-carbon U.S. plant will support strong demand for sustainable beverage can and automotive aluminum sheet and advance a more circular economy. We broke ground for this new facility in October 2022.
•Approximately $365 million to build a highly advanced recycling center for automotive in the U.S., which will be adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot, we expect the facility will reduce the Company's carbon emissions by more than one million tonnes each year. We broke ground for this new recycling center in May 2022.
•Approximately $50 million to build a recycling and casting center at the site of our UAL joint venture in South Korea. Fully funded by Novelis, the Ulsan Recycling Center will have an annual casting capacity of 100 kt of low-carbon sheet ingot. Once online, we expect the recycling center to reduce the Company's carbon emissions by more than 420,000 tonnes each year. We broke ground on this new recycling and casting center in November 2022.
•Approximately $350 million to debottleneck production at several facilities in the U.S., Brazil, and South Korea and increase finished good rolling capacity by approximately 265 kt between fiscal 2024 and 2026. In North America, this includes $130 million for 65 kt of finished good capacity release in Oswego, New York, and $150 million for 80 kt of finished good capacity release in Logan, Kentucky. There is also a smaller $20 million investment to release approximately 50 kt of capacity at our Yeongju, South Korea facility, and a $50 million investment in Brazil to unlock an additional 70 kt of finished good capacity at our Pindamonhangaba facility.
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a carbon-neutral company by 2050 or sooner and reducing our carbon footprint 30% by 2026, based on a baseline of fiscal 2016. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have added targets to reduce waste to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by 2026, based on a baseline of fiscal 2020.
We plan to increase the use of recycled content in our products, as appropriate, and engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability. In addition, we intend to evaluate each future expansion project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments so that we may appropriately mitigate any negative carbon impacts to meet our goals.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, there are 19 plants with the Performance Standard and 14 with the Chain of Custody Standard. In addition, to support our initiatives, in April 2021, we issued €500 million in aggregate principal amount of senior notes. We intend to allocate an amount equal to the net proceeds of these notes to eligible green projects, such as investments in renewable energy and pollution prevention and control. Through March 31, 2023, we have allocated $280 million of the net proceeds toward pollution prevention and control investments.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set targets to reshape a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership, as well as in technical roles, at Novelis. To achieve these goals, the Company has established a global Diversity & Inclusion Board, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide our employees with a sense of belonging and where different backgrounds and perspectives are embraced and valued.

We are committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company commits to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing STEM education, raising recycling awareness, and fostering better overall community health and well-being.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and long-term committed available borrowings aggregated to $2.6 billion of liquidity at March 31, 2023.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansions projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to increase to a range of approximately $1.6 to $1.9 billion for fiscal 2024, as spending for a number of announced strategic capital projects is now ramping up. This includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. We estimate global demand for can stock, which represents the largest percentage of our total rolled product shipments, will increase at a global compound annual growth rate of approximately 3% from calendar year 2022 to 2031 mainly driven by sustainability trends, growth in beverage markets that increasingly use aluminum packaging, and substitution against plastic, glass, and steel. However, we are seeing reduced can sheet demand, which began during the middle of fiscal year 2023 and which we expect to continue into early fiscal 2024. We attribute this reduced can sheet demand to the entire beverage supply chain reducing excess inventory as they adjust to a more moderated level of can demand as compared to unprecedented high demand during the COVID-19 pandemic due to high at-home consumption.
Automotive. We believe aluminum utilization is positioned for long-term growth through increased adoption of electric vehicles, which utilize higher amounts of aluminum. We estimate global automotive aluminum sheet demand will grow at an 11% compound annual growth rate between calendar year 2023 and 2028. Global supply chain disruptions, for example as a result of semiconductor shortages or public health crises (such as outbreaks of new COVID-19 variants), and increasing economic uncertainty may impact automotive build rates and near-term demand for automotive aluminum sheet.
Aerospace. Passenger air travel is increasing, as loosening COVID-19 restrictions have facilitated a faster than anticipated recovery for the industry. We expect demand for aerospace aluminum plate and sheet to continue to grow driven by increased air traffic and a need for fleet modernization.
Specialties. Specialties includes diverse markets, including building and construction, commercial transportation, foil and packaging, and commercial and consumer products. These industries continue to increase aluminum material adoption due to its many desirable characteristics. We believe these trends will keep demand high in the long-term, despite the near-term economic headwinds impacting demand for building and construction and some industrial products.
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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for fiscal 2023, fiscal 2022, and fiscal 2021 are as follows.

				Percent Change
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023 versus Fiscal 2022	Fiscal 2022 versus Fiscal 2021
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$3,503	$2,213	$1,489	58%	49%
Average cash price during period	2,490	2,769	1,802	(10)	54
Closing cash price as of end of period	2,337	3,503	2,213	(33)	58
For fiscal 2023, fiscal 2022, and fiscal 2021, the weighted average local market premium is as follows.

				Percent Change
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023 versus Fiscal 2022	Fiscal 2022 versus Fiscal 2021
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$395	$494	$199	(20)%	148%

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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however the derivative market for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge a small percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for fiscal 2023, fiscal 2022, and fiscal 2021.

	Exchange Rate as of March 31,			Average Exchange Rate
	2023	2022	2021	Fiscal 2023	Fiscal 2022	Fiscal 2021
Euro per U.S. dollar	0.920	0.889	0.851	0.960	0.862	0.853
Brazilian real per U.S. dollar	5.080	4.738	5.697	5.151	5.285	5.471
South Korean won per U.S. dollar	1,304	1,211	1,134	1,314	1,168	1,158
Canadian dollar per U.S. dollar	1.354	1.249	1.257	1.327	1.253	1.318
Swiss franc per euro	0.993	1.023	1.106	0.993	1.064	1.078
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
RESULTS OF OPERATIONS
For fiscal 2023, we reported net income attributable to our common shareholder of $658 million, a decrease compared to $954 million in fiscal 2022. Net income from continuing operations was $659 million for fiscal 2023, a decrease from $1.0 billion in fiscal 2022, and Adjusted EBITDA was $1.8 billion in fiscal 2023, a decrease from $2.0 billion in fiscal 2022. The decrease in operational performance was primarily driven by significantly higher inflationary operating, energy and metal costs as a result of geopolitical instability, supply chain disruptions, rising interest rates, higher SG&A, unfavorable foreign exchange rates, less favorable metal benefit from recycling driven primarily by lower scrap spreads, lower shipments, and a gain of $85 million, net of litigation expenses, from favorable outcomes in a Brazilian tax litigation in the prior year that did not recur. These unfavorable factors were partially offset by higher pricing, including some higher cost pass-through to customers, and favorable product mix.
Adjusted free cash flow was $431 million for fiscal 2023. Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.

Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023
Net sales	$3,855	$4,119	$4,326	$4,849	$17,149	$5,089	$4,799	$4,201	$4,397	$18,486
Percentage change in net sales(1)	59%	38%	33%	34%	40%	32%	17%	(3)%	(9)%	8%
Rolled product shipments:
North America	358	375	358	376	1,467	386	386	380	363	1,515
Europe	279	260	254	274	1,067	272	268	242	248	1,030
Asia	192	197	171	203	763	185	208	141	187	721
South America	157	147	157	156	617	148	162	162	144	616
Eliminations	(13)	(11)	(10)	(22)	(56)	(29)	(40)	(17)	(6)	(92)
Total	973	968	930	987	3,858	962	984	908	936	3,790

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable prior period:
North America	32%	2%	3%	4%	9%	8%	3%	6%	(3)%	3%
Europe	32	8	—	1	9	(3)	3	(5)	(9)	(3)
Asia	4	11	(7)	2	2	(4)	6	(18)	(8)	(6)
South America	39	(1)	(1)	(3)	7	(6)	10	3	(8)	—
Total	26%	5%	—%	—%	7%	(1)%	2%	(2)%	(5)%	(2)%
______________________
(1)The percentage (decrease) or increase in net sales versus the comparable previous year period

Fiscal 2023 Compared to Fiscal 2022
Net sales were $18.5 billion for fiscal 2023, an increase of 8% from $17.1 billion in fiscal 2022, primarily driven by favorable movement in aluminum prices and higher product pricing, partially offset by a 2% decrease in total shipments compared to the prior year.
Income from continuing operations before income tax provision was $806.0 million for fiscal 2023, a decrease of 38% from $1.3 billion in fiscal 2022. In addition to the factor noted above, the following items affected the change in income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $16.0 billion for fiscal 2023, an increase of 11% from $14.4 billion in fiscal 2022, driven primarily by higher average aluminum prices, cost inflation and less favorable metal benefits from recycling. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.3 billion over fiscal 2022.
Selling, General and Administrative Expenses
SG&A was $679 million for fiscal 2023 compared to $631 million for fiscal 2022. The increase is primarily due to higher factoring expense resulting from higher interest rates.
Depreciation and Amortization
Depreciation and amortization was $540 million for fiscal 2023 compared to $550 million for fiscal 2022.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $274 million for fiscal 2023 compared to $227 million for fiscal 2022. The increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
There were no losses on extinguishment of debt in fiscal 2023. We recorded $64 million in loss on extinguishment of debt, net in fiscal 2022 primarily related to the write-off of unamortized debt issuance costs and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2026.
See Note 13 – Debt for further information.
Restructuring and Impairment, Net
Restructuring and impairment, net was $33 million in fiscal 2023. This primarily relates to reorganization activities resulting from the closure of certain outdated processes at our Richmond plant in North America.
Restructuring and impairment, net was $1 million in fiscal 2022 related primarily to reorganization activities resulting from the Aleris acquisition, mostly offset by a partial release of certain restructuring liabilities as a result of changes in estimated costs.
See Note 4 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $79 million for fiscal 2023 compared to income of $61 million for fiscal 2022. This change primarily relates to a gain in the comparable prior year period of $85 million on Brazilian tax litigation related to favorable decisions that did not recur in the current period, as well as higher losses on the change in fair value of derivative instruments, net, in the current period.
Taxes
We recognized $147 million of income tax provision in fiscal 2023, which resulted in an effective tax rate of 19%. This rate was primarily driven by the results of operations taxed at foreign statutory rates that differ from the 25% Canadian rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; change in valuation allowances, including a $39 million benefit from the release of certain valuation allowances; and the availability of tax credits.We recognized $281 million in fiscal 2022, which resulted in an effective tax rate of 22%. This rate was primarily driven by the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances, including a $73 million benefit from the release of certain valuation allowances; and the availability of tax credits. See Note 21 – Income Taxes for further information.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to Adjusted EBITDA, see Note 23 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments.

Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$7,550	$5,059	$3,014	$2,893	$(30)	$18,486
Shipments (in kt):
Rolled products - third party	1,515	998	678	599	—	3,790
Rolled products - intersegment	—	32	43	17	(92)	—
Total rolled products	1,515	1,030	721	616	(92)	3,790
Non-rolled products	15	117	32	138	(21)	281
Total shipments	1,530	1,147	753	754	(113)	4,071

Selected Operating Results Fiscal 2022	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$6,735	$4,720	$3,036	$2,638	$20	$17,149
Shipments (in kt):
Rolled products - third party	1,467	1,038	737	616	—	3,858
Rolled products - intersegment	—	29	26	1	(56)	—
Total rolled products	1,467	1,067	763	617	(56)	3,858
Non-rolled products	13	120	25	99	(35)	222
Total shipments	1,480	1,187	788	716	(91)	4,080
The following table reconciles changes in Adjusted EBITDA for fiscal 2022 to fiscal 2023 (in millions).

Changes in Adjusted EBITDA	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Adjusted EBITDA - Fiscal 2022	$685	$324	$352	$681	$3	$2,045
Volume	51	(47)	(43)	(1)	(34)	(74)
Conversion premium and product mix(2)	230	228	87	50	(26)	569
Conversion costs	(208)	(185)	(13)	(166)	64	(508)
Foreign exchange	(3)	(38)	(19)	8	—	(52)
Selling, general & administrative and research & development costs(3)	(33)	(16)	(16)	(7)	4	(68)
Other changes	(49)	20	(9)	(43)	(20)	(101)
Adjusted EBITDA - Fiscal 2023	$673	$286	$339	$522	$(9)	$1,811
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
(2)Conversion premium and product mix in Europe includes a $37 million customer contractual obligation benefit recognized during the twelve months ended March 31, 2023.
(3)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.

North America
Net sales increased $815 million, or 12%, driven primarily by higher product pricing, higher automotive shipments as semiconductor challenges in the prior year have eased, and higher full year beverage can shipments despite some can customers reducing excess inventory in the second half of fiscal 2023, partially offset by lower specialty shipments due to softer demand in a weaker economic environment. Adjusted EBITDA was $673 million, a decrease of 2%, primarily driven by higher operating costs due to inflation, geopolitical instability, global supply chain disruptions, and less favorable metal benefit. In addition, SG&A and other changes increased versus the prior year mainly due to an increase in factoring expense resulting from higher interest rates, partially offset by higher volume, favorable product mix, and higher product prices.

Europe
Net sales increased $339 million, or 7%, driven primarily by higher product pricing, higher automotive and aerospace shipments as semiconductor challenges ease and air travel demand recovers, and favorable movement in aluminum prices, partially offset by lower specialty shipments due to softer demand in a weaker economic environment and lower can shipments due to customers reducing their excess inventory. Adjusted EBITDA was $286 million, a decrease of 12%, primarily driven by higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions, unfavorable foreign exchange rates, lower metal benefits and higher factoring expense resulting from higher interest rates. These factors are partially offset by favorable product mix on improving automotive and aerospace shipments, and higher product prices, as well as a $37 million customer contractual obligation benefit and a $10 million Duffel settlement benefit in the current year.
Asia
Net sales decreased $22 million, or 1%, driven primarily by lower specialty shipments due to planned portfolio optimization to focus on more profitable product offerings and lower automotive shipments impacted by COVID-19 pandemic-related supply chain disruption in China in the current fiscal year, partially offset by higher product pricing and higher aerospace shipments as recovery in air travel improves demand for aerospace plate and sheet. Adjusted EBITDA was $339 million, a decrease of 4%, primarily due to lower volume, higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions, and unfavorable foreign exchange, partially offset by higher product prices and lower freight costs.
South America
Net sales increased $255 million, or 10%, driven primarily by higher product pricing and favorable movement in aluminum price, as rolled product shipments were flat year over year. Adjusted EBITDA was $522 million, a decrease of 23%, primarily due to prior year gains from the principal amount net of litigation expenses from favorable outcomes of Brazil tax litigation that did not recur in the current period, as well as less favorable metal benefit, and higher energy and other operating costs due to inflation, geopolitical instability, and global supply chain disruptions. These factors were partially offset by higher product prices and favorable foreign exchange rates.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.6 billion of liquidity as of March 31, 2023. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Our capital expenditures expectation for fiscal 2024 is approximately $1.6 to $1.9 billion. This includes approximately $300 million for expected maintenance spend.
Available Liquidity
Our available liquidity as of March 31, 2023 and 2022 is as follows.

	March 31,
in millions	2023	2022
Cash and cash equivalents	$1,498	$1,070
Availability under committed credit facilities	1,101	1,499
Total available liquidity	$2,599	$2,569

The increase in total available liquidity is primarily due to an increase in our cash and cash equivalents largely offset by a decrease in the availability under committed credit facilities, which is primarily driven by increased borrowing on the ABL Revolver compared to the prior year. See Note 13 – Debt for more details on our availability under committed credit facilities.

Cash and cash equivalents includes cash held in foreign countries in which we operate. As of March 31, 2023, we held $13 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2023, we held $699 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2023, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
Debt
As of March 31, 2023, we had an aggregate principal amount of debt, excluding finance leases, of $5.7 billion, with $743 million due within 12 months. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2023, our total interest obligation on long-term debt totaled an estimated $1.2 billion, with $237 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to finance lease obligations, the amortization of debt issuance costs, and other costs related to indebtedness. See Note 13 – Debt to our accompanying consolidated financial statements for more information about our debt arrangements.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating lease arrangements and certain office space under finance lease arrangements. As of March 31, 2023, we had aggregate finance lease obligations of $31 million, with $16 million due within 12 months. This includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes, and maintenance associated with the property. As of March 31, 2023, we had aggregate operating lease obligations of $133 million, with $28 million due within 12 months. This includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. Excluded from these amounts are insurance, taxes, and maintenance associated with the properties and equipment as well as future minimum lease payments related to operating leases signed but not yet commenced. We do not have any operating leases with contingent rents. See Note 11 – Leases to our accompanying consolidated financial statements for further discussion of our operating and finance leases.

Postretirement Benefit Plans
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases, and health care cost trends. As of March 31, 2023, payments for pension plan benefits and other post-employment benefits estimated through 2033 were $1.2 billion, with $106 million due within 12 months. See Note 15 – Postretirement Benefit Plans to our accompanying consolidated financial statements for further discussion.
Purchase Obligations and Other
Purchase obligations include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2023. As of March 31, 2023, we had aggregate purchase obligations of $16.7 billion, with $6.8 billion due within 12 months.
Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts. Purchase obligations do not include contracts that can be cancelled without significant penalty.
The future cash flow commitments we may have related to derivative contracts are from the figures above as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $136 million of derivative liabilities recorded on our balance sheet as of March 31, 2023, are uncertain. In addition, stock compensation is excluded from the above figures as it is a fair value measurement determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the above figures also exclude $73 million of uncertain tax positions. See Note 21 – Income Taxes to our accompanying consolidated financial statements for more information.
There are no additional material off-balance sheet arrangements.

Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table shows adjusted free cash flow for fiscal 2023, fiscal 2022, and fiscal 2021 and the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023 versus Fiscal 2022	Fiscal 2022 versus Fiscal 2021
Net cash provided by operating activities - continuing operations	$1,220	$1,132	$1,209	$88	$(77)
Net cash used in investing activities - continuing operations	(775)	(473)	(3,079)	(302)	2,606
Plus: Cash used in the acquisition of business and other investments, net of cash and restricted cash acquired(1)	7	—	2,614	7	(2,614)
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes and hedging	(9)	(10)	(4)	1	(6)
Adjusted free cash flow from continuing operations	443	649	740	(206)	(91)
Net cash (used in) provided by operating activities - discontinued operations	(12)	11	(82)	(23)	93
Net cash provided by investing activities - discontinued operations	—	—	357	—	(357)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations(2)	—	—	(403)	—	403
Adjusted free cash flow	$431	$660	$612	(229)	48
Cash and cash equivalents	$1,498	$1,070	$998	$428	$72
_________________________
(1)The total of acquisition of business and other investments, net of cash and restricted cash acquired in fiscal 2021 represents $2.8 billion of merger consideration plus $4 million related to the translation adjustment of the €55 million capital improvement investment for Duffel upon payout, net of $105 million of cash and cash equivalents, $41 million of discontinued operations cash and cash equivalents acquired, $9 million of restricted cash, and $9 million in contingent consideration paid in the acquisition of business.
(2)Proceeds from the sales of assets and business, net of transaction fees, cash income taxes and hedging - discontinued operations in fiscal 2021 represents the proceeds from the sale of Duffel, net of cash sold of $23 million and the proceeds from the sale of Lewisport.
Cash Flow Summary

				Change
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023 versus Fiscal 2022	Fiscal 2022 versus Fiscal 2021
Net cash provided by operating activities	$1,208	$1,143	$1,127	$65	$16
Net cash used in investing activities	(775)	(473)	(2,722)	(302)	2,249
Net cash provided by (used in) financing activities	24	(615)	180	639	(795)
Operating Activities
The increase in net cash provided by operating activities primarily relates to lower net cash outflows from changes in working capital, partially offset by lower Adjusted EBITDA and and unfavorable metal price lag.
Investing Activities
The change in net cash used in investing activities over the prior fiscal year primarily relates to higher capital expenditures of $786 million in fiscal 2023 compared to $446 million in fiscal 2022.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during fiscal 2023.

in millions	Fiscal 2023
Short-term issuances(1)	$50
Proceeds from issuance of long-term and short-term borrowings	$50
_________________________
(1)The $50 million of issuances relate to the Brazil short-term loan entered into in March 2023.
The following represents principal payments of long-term and short-term borrowings during fiscal 2023.

in millions	Fiscal 2023
Short-term Axis Loan	$(314)
Short-term Brazil Loan	(50)
Floating rate Term Loans, due January 2025	(8)
Finance leases and other repayments	(7)
3.90% China Bank Loans, due August 2027	(6)
Floating rate Term Loans, due March 2028	(5)
Principal payments of long-term and short-term borrowings	$(390)

The following represents inflows (outflows) from revolving credit facilities and other, net during fiscal 2023.

in millions	Fiscal 2023
ABL Revolver	$448
China credit facility	15
Korea credit facility	8
Revolving credit facilities and other, net	$471
In addition to the activities shown in the tables above during fiscal 2023, we paid $7 million in debt issuance costs, primarily related to the August 2022 amendment to our ABL Revolver. We also paid return of capital to our common shareholder in the amount of $100 million during fiscal 2023.
During fiscal 2022, there were $2.0 billion issuances of long-term and short-term borrowings, including $1.5 billion in issuances of Senior Notes. The proceeds from the issuance of the 3.250% Senior Notes, due November 2026 and the 3.875% Senior Notes, due August 2031 were used to redeem the $1.5 billion principal amount outstanding on the 5.875% Senior Notes, due September 2026.
Additionally, we had $415 million of short-term issuances in fiscal 2022, $315 million of which related to the short-term loan with Axis Bank Limited entered into in January 2022. The proceeds of the short-term loan were applied to voluntarily prepay the outstanding principal balance on our floating rate Term Loans, due June 2022.
During fiscal 2022, we also issued $50 million of loans in Brazil and $20 million in floating rate Term Loans, due March 2028.
As a result of our issuances in fiscal 2022, we paid $25 million in debt issuance costs, $22 million of which related to the issuance of new Senior Notes in the period and $3 million related to prior period issuances. We also paid a return of capital to our common shareholder in the amount of $100 million.
Non-Guarantor Information
As of March 31, 2023, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for fiscal 2023)	19%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for fiscal 2023)	16
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2023)	14

Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA. In addition, for both fiscal 2023 and fiscal 2022, the Company's subsidiaries that are not guarantors had net sales of $4.0 billion, and, as of March 31, 2023, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.6 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority has now shifted to organic growth capital expenditures. Novelis has identified over $4.5 billion of potential organic growth opportunities, of which specific capital projects of approximately $3.3 billion are already underway. We intend to fund these expansions primarily with operating cash flow so as to maintain a medium-term net leverage ratio in a range around 2.5x, and continue to guide approximately 8%-10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
We paid returns of capital to our common shareholder in the amount of $100 million during each of the second quarters of fiscal 2023 and 2022. Past payment of returns of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety standards. Our environment, health and safety system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001 or ISO 45001, international occupational health and safety management standards. As of March 31, 2023 and 2022, 24 of our facilities were OHSAS 18001 or ISO 45001 certified. As of March 31, 2023 and 2022, 28 of our facilities were ISO 14001 certified. In addition as of March 31, 2023 and 2022, 30 of our facilities were certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $19 million during fiscal 2023, of which $18 million was expensed and $1 million was capitalized. We expect that these expenditures will be approximately $21 million in fiscal 2024, of which we estimate $15 million will be expensed and $6 million will be capitalized. Generally, expenses for environmental protection are recorded in cost of goods sold (exclusive of depreciation and amortization). However, significant remediation costs that are not associated with on-going operations are recorded in restructuring and impairment, net.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
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
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive income (loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of other comprehensive income (loss) to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in other expenses (income), net.
For all derivatives designated as hedging relationships, gains or losses representing amounts excluded from effectiveness testing are recognized in other expenses (income), net in our current period earnings. If no hedging relationship is designated, gains or losses are recognized in other expenses (income), net in our current period earnings.
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

in millions	As of March 31, 2023
North America	$660
Europe	234
Asia	41
South America	141
Goodwill	$1,076
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
For our fiscal 2023 test, we elected to perform the one-step quantitative impairment test, where we compared the fair value of each reporting unit to its carrying amount, and if the quantitative test indicates that the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, capital spending, working capital requirements, long-term growth rate, and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9.57% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $103 million-$411 million, depending on the relative size of the reporting unit. Additionally, an increase or decrease of 0.25% in the terminal year growth rate assumption would have impacted the estimated fair value of each reporting unit by approximately $72 million-$310 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific revenue growth assumptions for each reporting unit based on history and economic conditions. The long-term growth rate assumption is 2.25%.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. The market approach is dependent on a number of significant assumptions including selection of multiples and control premium.
As a result of our annual goodwill impairment test for fiscal 2023, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of March 31, 2023 by 118% for North America, by 32% for Europe, by 128% for Asia, and by 297% for South America.
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

The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the U.S., the U.K., and other eurozone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 4.5%, 3.1%, and 2.5% and other postretirement benefit obligation was 5.5%, 4.0% and 3.4% as of March 31, 2023, 2022, and 2021, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2023, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $101 million in the pension and other postretirement obligations and in a pre-tax decrease of $7 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2023, assuming inflation remains unchanged, would result in an increase of $112 million in the pension and other postretirement obligations and in a pre-tax increase of $8 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 4.8% for 2023, 4.9% for 2022, and 5.1% for 2021. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2023 would result in a pre-tax variation of approximately $18 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2023. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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

During fiscal 2023, after considering all available evidence, we released the full valuation allowance on the temporary items and tax attributes of (i) Aleris Aluminum (Zhenjiang) Co. Ltd., resulting in a benefit of $29 million, and (ii) the legacy Aleris US entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $10 million. As of March 31, 2023, the Company concluded that valuation allowances totaling $711 million were still required against its deferred tax assets comprised of the following:
•$511 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, including $54 million related to loss carryforwards in U.S. states;
•$79 million relates to New York tax credit carryforwards;
•$34 million relates to tax credit carryforwards in Canada; and
•$87 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2023, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $731 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $590 million of these deferred tax assets. Realization of the remaining $141 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $604 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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
Adjusted EBITDA
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
Please see Note 23 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of Adjusted EBITDA. Under ASC 280, Adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term Adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure. Prior to the three months ended June 30, 2022, we also utilized the term Segment Income to refer to Adjusted EBITDA. Both terms have the same definition and there is no difference in the composition or calculation of Adjusted EBITDA for the periods presented and Segment Income previously reported.

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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2023 consolidated balance sheet.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2023, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(200)
Copper	(10)	—
Zinc	(10)	(1)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For fiscal 2023, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2023, given a 10% decline in spot prices for energy contracts.

$ in millions	Change in Price	Change in Fair Value
Natural Gas	(10)	$(2)
Diesel Fuel	(10)	(1)

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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2023, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(13)
Euro	(10)	(22)
Korean won	(10)	(53)
Canadian dollar	(10)	(4)
British pound	(10)	(27)
Swiss franc	(10)	(45)
Chinese yuan	(10)	—
Interest Rate Risks
From time-to-time, we use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt.
The interest rate paid on our floating rate Term Loans, due January 2025 is LIBOR (5.16%) plus a spread of 1.75%. As of March 31, 2023, the stated interest rate was 6.91%. As of March 31, 2023, a 100 basis point increase or decrease in LIBOR interest rates would have had a $8 million impact on our annual pre-tax income.
The interest rate paid on our floating rate Term Loans, due March 2028 is LIBOR (5.16%) plus a spread of 2.00%. As of March 31, 2023, the stated interest rate was 7.16%. As of March 31, 2023, a 100 basis point increase or decrease in LIBOR interest rates would have had a $5 million impact on our annual pre-tax income.

On March 31, 2023, Novelis amended the Term Loan Facility, primarily to modify the reference rate used to determine interest from LIBOR to SOFR. Term loans under the Term Loan Facility will, beginning with the interest period commencing June 30, 2023, accrue interest at SOFR plus a 0.15% credit spread adjustment plus a spread of 1.75% in the case of the Term Loans due January 2025, or a spread of 2.00% in the case of the Term Loans due March 2028. As of March 31, 2023, the SOFR rate was 4.91%.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control — Integrated Framework (2013)." Based on its assessment, management has concluded that, as of March 31, 2023, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 10, 2023

/s/ Devinder Ahuja
Devinder Ahuja
Executive Vice President and Chief Financial Officer
May 10, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries (the "Company") as of March 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended March 31, 2023, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment
As described in Notes 1 and 8 to the consolidated financial statements, the Company's consolidated goodwill balance was $1,076 million as of March 31, 2023. Management conducts an impairment test as of the last day of March of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. As disclosed by management, potential impairment is identified by comparing the estimated fair value of each reporting unit to its carrying amount. If the carrying value exceeds the fair value, management records an impairment charge in an amount equal to that excess. Management estimates fair value based on a weighted average of the value indication from the market and income approaches. The determination of fair value using the market and income approaches requires the use of management's significant assumptions related to selection of market multiples and control premium for the market approach and sales volumes, conversion premiums, capital spending, working capital requirements, long-term growth rate, and the discount rate for the income approach.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to market multiples and control premium for the market approach and sales volumes, conversion premiums, capital spending, working capital requirements, long-term growth rate, and the discount rate for the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessment, including controls over the valuation of the Company's reporting units. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches and the weighting of the approaches; (iii) testing the completeness and accuracy of underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management in the income and market approaches. Evaluating management's assumptions related to sales volumes, conversion premiums, working capital requirements, and capital spending involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income and market approaches, the weighting of the approaches, and evaluating the reasonableness of the discount rate, control premium, working capital requirements, long-term growth rate, and market multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
May 10, 2023
We have served as the Company's auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales	$18,486	$17,149	$12,276
Cost of goods sold (exclusive of depreciation and amortization)	15,996	14,354	9,980
Selling, general and administrative expenses	679	631	551
Depreciation and amortization	540	550	543
Interest expense and amortization of debt issuance costs	274	227	267
Research and development expenses	95	92	83
Loss on extinguishment of debt, net	—	64	14
Restructuring and impairment, net	33	1	29
Equity in net income of non-consolidated affiliates	(16)	(8)	(1)
Business acquisition and other related costs	—	—	11
Other expenses (income), net	79	(61)	103
	17,680	15,850	11,580
Income from continuing operations before income tax provision	806	1,299	696
Income tax provision	147	281	238
Net income from continuing operations	659	1,018	458
Loss from discontinued operations, net of tax	(2)	(63)	(51)
Loss on sale of discontinued operations, net of tax	—	—	(170)
Net loss from discontinued operations	(2)	(63)	(221)
Net income	657	955	237
Net (loss) income attributable to noncontrolling interests	(1)	1	1
Net income attributable to our common shareholder	$658	$954	$236
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$1,498	$1,070
Accounts receivable, net
— third parties (net of allowance for credit losses of $5 and $6 as of March 31, 2023, and March 31, 2022, respectively)	1,751	2,590
— related parties	156	222
Inventories	2,729	3,038
Prepaid expenses and other current assets	178	195
Fair value of derivative instruments	145	377
Assets held for sale	3	5
Current assets of discontinued operations	—	6
Total current assets	6,460	7,503
Property, plant and equipment, net	4,900	4,624
Goodwill	1,076	1,081
Intangible assets, net	589	623
Investment in and advances to non–consolidated affiliates	877	832
Deferred income tax assets	166	158
Other long–term assets
— third parties	293	274
— related parties	3	1
Total assets	$14,364	$15,096

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long–term debt	$88	$26
Short–term borrowings	671	529
Accounts payable
— third parties	3,100	3,869
— related parties	277	320
Fair value of derivative instruments	130	959
Accrued expenses and other current liabilities	633	774
Current liabilities of discontinued operations	—	21
Total current liabilities	4,899	6,498
Long–term debt, net of current portion	4,881	4,967
Deferred income tax liabilities	288	158
Accrued postretirement benefits	554	669
Other long–term liabilities	288	295
Total liabilities	10,910	12,587
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of March 31, 2023 and March 31, 2022	—	—
Additional paid–in capital	1,208	1,308
Retained earnings	2,472	1,814
Accumulated other comprehensive loss	(238)	(620)
Total equity of our common shareholder	3,442	2,502
Noncontrolling interests	12	7
Total equity	3,454	2,509
Total liabilities and equity	$14,364	$15,096
_________________________
See accompanying notes to the consolidated financial statements. Refer to Note 9– Consolidation for information on our consolidated VIE.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net income	$657	$955	$237
Other comprehensive income (loss):
Currency translation adjustment	(127)	(71)	214
Net change in fair value of effective portion of cash flow hedges	580	(402)	(144)
Net change in pension and other benefits	119	193	243
Other comprehensive income (loss) before income tax effect	572	(280)	313
Income tax provision (benefit) related to items of other comprehensive income	184	(48)	25
Other comprehensive income (loss), net of tax	388	(232)	288
Comprehensive income	1,045	723	525
Comprehensive income attributable to noncontrolling interest, net of tax	5	23	35
Comprehensive income attributable to our common shareholder	$1,040	$700	$490
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
OPERATING ACTIVITIES
Net income	$657	$955	$237
Net loss from discontinued operations	(2)	(63)	(221)
Net income from continuing operations	$659	$1,018	$458
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	$540	$550	$543
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(28)	79	1
Gain on sale of business	—	(15)	—
Loss on sale of assets, net	1	8	1
Impairment charges	23	—	1
Loss on extinguishment of debt	—	64	14
Deferred income taxes	(45)	27	49
Equity in net income of non-consolidated affiliates	(16)	(8)	(1)
Gain on foreign exchange remeasurement of debt	(4)	(10)	(3)
Amortization of debt issuance costs and carrying value adjustments	16	18	28
Other, net	(2)	4	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects of the acquisition and divestitures):
Accounts receivable	783	(1,030)	(323)
Inventories	235	(1,184)	(94)
Accounts payable	(759)	1,540	569
Other assets	3	(6)	91
Other liabilities	(186)	77	(125)
Net cash provided by operating activities - continuing operations	1,220	1,132	1,209
Net cash (used in) provided by operating activities - discontinued operations	(12)	11	(82)
Net cash provided by operating activities	$1,208	$1,143	$1,127

INVESTING ACTIVITIES
Capital expenditures	$(786)	$(446)	$(485)
Acquisition of business and other investments, net of cash and restricted cash acquired	(7)	—	(2,614)
Proceeds from sales of assets, third party, net of transaction fees	6	1	4
Proceeds from the sale of a business	3	9	—
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(17)	—	9
Proceeds (outflows) from settlement of derivative instruments, net	7	(53)	(5)
Other	19	16	12
Net cash used in investing activities - continuing operations	(775)	(473)	(3,079)
Net cash provided by investing activities - discontinued operations	—	—	357
Net cash used in investing activities	$(775)	$(473)	$(2,722)

FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$50	$1,985	$3,042
Principal payments of long-term and short-term borrowings	(390)	(2,406)	(2,301)
Revolving credit facilities and other, net	471	(69)	(506)
Debt issuance costs	(7)	(25)	(44)
Contingent consideration paid in acquisition of business	—	—	(9)
Return of capital to our common shareholder	(100)	(100)	—
Net cash provided by (used in) financing activities - continuing operations	24	(615)	182
Net cash used in financing activities - discontinued operations	—	—	(2)
Net cash provided by (used in) financing activities	$24	$(615)	$180
Net increase (decrease) in cash and cash equivalents and restricted cash	$457	$55	$(1,415)
Effect of exchange rate changes on cash	(30)	2	40
Cash, cash equivalents and restricted cash — beginning of period	1,084	1,027	2,402
Cash, cash equivalents and restricted cash — end of period	$1,511	$1,084	$1,027

Cash and cash equivalents	$1,498	$1,070	$998
Restricted cash (included in other long–term assets)	13	14	15
Restricted cash (included in prepaid expenses and other current assets)	—	—	14
Cash, cash equivalents and restricted cash — end of period	$1,511	$1,084	$1,027

Supplemental Disclosures:
Interest paid	$258	$210	$240
Income taxes paid	184	251	169
Accrued capital expenditures as of March 31	171	84	77
________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of March 31, 2020	1,000	$—	$1,408	$624	$(620)	$(51)	$1,361
Net income attributable to our common shareholder	—	—	—	236	—	—	236
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	214	—	214
Change in fair value of effective portion of hedges, net of tax benefit of $37, included in other comprehensive income (loss)	—	—	—	—	(107)	—	(107)
Change in pension and other benefits, net of tax provision of $62, included in other comprehensive income (loss)	—	—	—	—	147	34	181
Balance as of March 31, 2021	1,000	—	1,408	860	(366)	(16)	1,886
Net income attributable to our common shareholder	—	—	—	954	—	—	954
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(71)	—	(71)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $100, included in other comprehensive income (loss)	—	—	—	—	(302)	—	(302)
Change in pension and other benefits, net of tax provision of $52, included in other comprehensive income (loss)	—	—	—	—	119	22	141
Return of capital to our common shareholder			(100)				(100)
Balance as of March 31, 2022	1,000	—	1,308	1,814	(620)	7	2,509
Net income attributable to our common shareholder	—	—	—	658	—	—	658
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(127)	—	(127)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $150, included in other comprehensive income (loss)	—	—	—	—	430	—	430
Change in pension and other benefits, net of tax provision of $34 , included in other comprehensive income (loss)	—	—	—	—	79	6	85
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2023	1,000	$—	$1,208	$2,472	$(238)	$12	$3,454
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Form 10-K, references herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. Effective September 1, 2022, Novelis Inc. and AV Metals, Inc. (which, prior to such date, was our sole shareholder and a wholly owned subsidiary of AV Minerals (Netherlands) N.V.) completed a plan of arrangement, pursuant to which AV Metals, Inc. merged with and into Novelis Inc., with Novelis Inc. surviving the merger. As of the effectiveness of the plan of arrangement, all of the outstanding shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco. Prior to the effectiveness of the plan of arrangement, AV Metals, Inc. was a holding company, with its assets being comprised solely of its investment in Novelis, and without any operations. The plan of arrangement was a combination of entities under common control and resulted in a change in the reporting entity. The opening balance of additional paid-in capital has been increased and that of retained earnings reduced by $4 million in the earliest period presented. Unless otherwise specified, the period referenced is the current fiscal year.
All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap.
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
Risks & Uncertainties resulting from Inflation, COVID-19, and Geopolitical Instability
Fiscal 2023 was marked by global economic uncertainty, capital markets disruption, and supply chain interruptions, which have been impacted by inflationary cost pressures, ongoing recovery from the COVID-19 pandemic, and geopolitical instability due to the military conflict between Russia and Ukraine. We have experienced increased inflationary cost pressures in fiscal 2023 resulting from global supply chain disruptions impacting the availability and price of materials and services including energy, freight, coatings, and alloys, such as magnesium. Geopolitical instability exacerbated inflationary cost pressures, which are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022, and we expect these costs will remain elevated until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse, global supplier network.
While much of our customer demand and shipments have recovered in the majority of our end markets from the impact of the COVID-19 pandemic, we cannot predict the overall extent of the impact of any resurgence of COVID-19, its variants or any future pandemic on our operating results, cash flows, liquidity, and financial condition, which will depend on certain developments, including the duration and spread of such outbreak and its impact on our customers, employees, suppliers, and other partners.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic markets
We are, and will continue to be, subject to financial, political, economic, and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, and South Korea, and we market our products in these countries, as well as certain other countries in Asia, Africa, and the Middle East. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems may be less developed and predictable, and the possibility of various types of adverse governmental action may be more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, and labor problems could affect our revenues, expenses, and results of operations. Our operations could also be adversely affected by acts of war (including the Russia-Ukraine conflict), terrorism, or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, changes in fiscal regimes, and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, which is generally within one year. Additionally, certain of our contracts may contain incentive payments to our customers that are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During fiscal 2023 and fiscal 2021, we recognized $37 million and $38 million, respectively, in net sales associated with these customer contractual obligations. During fiscal 2022, amounts recognized in net sales associated with these customer contractual obligations were not material.
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
Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment, net on our consolidated statements of operations, include employee severance and benefit costs, impairments of certain assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions were approved by management and are periodically reviewed and updated for changes in estimates. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") and ASC 712, Compensation — Nonretirement Postemployment Benefits ("ASC 712"). Severance and benefit costs related to restructuring activities are accounted for under ASC 420 and/or ASC 712 and are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Impairment losses are based upon the estimated fair value less costs to sell, with fair value estimated based on existing market prices for similar assets. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 4 – Restructuring and Impairment for further discussion.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments
We hold derivatives for risk management purposes rather than for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to metal prices, foreign exchange rates, and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
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
For derivatives designated as cash flow hedges or net investment hedges, we assess hedge effectiveness by formally evaluating the high correlation of the expected future cash flows of the hedged item and the derivative hedging instrument. The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive income (loss) and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. Gains or losses representing reclassifications of other comprehensive income (loss) to earnings are recognized in the same line item that is impacted by the underlying exposure. We exclude the time value component of foreign currency and aluminum price risk hedges when measuring and assessing effectiveness to align our accounting policy with risk management objectives when it is necessary. If at any time during the life of a cash flow hedge relationship we determine that the relationship is no longer effective, the derivative will no longer be designated as a cash flow hedge and future gains or losses on the derivative will be recognized in other expenses (income), net.
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
If no hedging relationship is designated, gains or losses are recognized in other expenses (income), net in our consolidated statements of operations.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
We retain fully depreciated assets in property and accumulated depreciation accounts until they are removed from service. In the case of sale, retirement, or disposal, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, after consideration of any proceeds, is included as a gain or loss in other expenses (income), net or gain on assets held for sale in our consolidated statements of operations.
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
No goodwill impairment was identified for fiscal 2023, fiscal 2022, or fiscal 2021. See Note 8 – Goodwill and Intangible Assets for further discussion.
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to long-term growth rate, discount factors, and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Additionally, we use the market approach to corroborate the estimated fair value. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for fiscal 2023, fiscal 2022, and fiscal 2021, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit's goodwill.
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
Fair Value of Financial Instruments
ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 also applies to measurements under other accounting pronouncements, such as ASC 825, Financial Instruments ("ASC 825") that require or permit fair value measurements. ASC 825 requires disclosures of the fair value of financial instruments. Our financial instruments include: cash and cash equivalents; certificates of deposit; accounts receivable; accounts payable; foreign currency, energy derivative instruments; cross-currency swaps; metal option and forward contracts; share-based compensation; related party notes receivables and payables; letters of credit; short-term borrowings; and long-term debt.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits ("ASC 715"). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive loss in shareholder's equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For fiscal 2023 and fiscal 2022, we used March 31 as the measurement date.
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
Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"), we recognize compensation expense for a share-based award over an employee's requisite service period based on the award's grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability-based awards. As such, liabilities for awards under these plans are required to be measured at fair value at each reporting date until the date of settlement. See Note 14 – Share-Based Compensation for further discussion.
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
For all operations, the monetary items denominated in currencies other than the functional currency are remeasured at period-end exchange rates, and transaction gains and losses are included in other expenses (income), net in our consolidated statements of operations. Non-monetary items are remeasured at historical rates.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during fiscal 2023, fiscal 2022, or fiscal 2021 that had a material impact on our consolidated financial condition, results of operations, or cash flows.

Recently Issued Accounting Standards (Not Yet Adopted)
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires quantitative and qualitative disclosures about the key terms of supplier finance programs, an annual rollforward of obligations to finance providers, and interim disclosure of obligations as of each reporting period presented. This ASU is effective for all entities for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. We are currently reviewing the provisions of this ASU but do not expect this guidance will have a material impact on our consolidated financial condition.
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
(4)In connection with obtaining the regulatory antitrust approvals, the European Commission required Novelis to pay the buyer of Duffel an additional €55 million (approximately $60 million at the date of acquisition) to fund capital expenditures that would be required so that Duffel can operate as a standalone business. This amount was paid on September 30, 2020 and is included in acquisition of business and other investments, net of cash and restricted cash acquired in the consolidated statement of cash flows for fiscal 2021.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. As of March 31, 2023, $9 million of restructuring liability is included in accrued expenses and other current liabilities, while the remainder is within other long–term liabilities in our accompanying consolidated balance sheet.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2020	$1	$21	$—	$12	$—	$34
Restructuring and impairment expenses, net(1)	6	14	—	1	8	29
Cash payments	(3)	(17)	—	(3)	(5)	(28)
Other(2)	(1)	1	—	(1)	—	(1)
Restructuring liability balance as of March 31, 2021	$3	$19	$—	$9	$3	$34
Restructuring and impairment expenses, net(3)	2	(5)	2	2	—	1
Cash payments	(3)	(11)	(1)	(3)	(3)	(21)
Other(2)	—	—	—	(1)	—	(1)
Restructuring liability balance as of March 31, 2022	$2	$3	$1	$7	$—	$13
Restructuring and impairment expenses, net(4)	28	—	(1)	1	5	33
Cash payments	(1)	(2)	—	(1)	—	(4)
Other(2)	(19)	—	—	—	(5)	(24)
Restructuring liability balance as of March 31, 2023	$10	$1	$—	$7	$—	$18
_________________________
(1)Restructuring and impairment expenses, net for fiscal 2021 primarily relates to the reorganization and right sizing of the acquired Aleris business.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. In fiscal 2023 and fiscal 2021 impairment charges and other non-cash expenses included in restructuring and expenses, net were $23 million and $1 million, respectively. There were no impairment charges and other non-cash expenses included in restructuring and expenses, net in fiscal 2022.
(3)Restructuring and impairment expenses (reversal), net for fiscal 2022 primarily relates to reorganization activities resulting from the Aleris acquisition, mostly offset by a partial release of certain restructuring liabilities as a result of changes in estimated costs.
(4)Restructuring and impairment expenses, net for fiscal 2023 primarily relates to the shutdown of casting and hot rolling assets at our Richmond plant in North America.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. ACCOUNTS RECEIVABLE
Accounts receivable, net consists of the following.

	March 31,
in millions	2023	2022
Trade accounts receivable	$1,650	$2,339
Other accounts receivable	106	257
Accounts receivable — third parties	1,756	2,596
Allowance for credit losses — third parties	(5)	(6)
Accounts receivable, net — third parties	$1,751	$2,590

Accounts receivable, net — related parties	$156	$222
Allowance for Credit Losses
As of March 31, 2023 and 2022, our allowance for credit losses represented approximately 0.3% and 0.2% of gross accounts receivable — third parties, respectively.
Activity in the allowance for credit losses is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/(Written-Off)	Balance at End of Period
Fiscal 2023	$6	$—	$(1)	$5
Fiscal 2022	5	1	—	6
Fiscal 2021	8	—	(3)	5
Factoring of Trade Receivables
We factor trade receivables based on local cash needs and in an attempt to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Factoring expense(1)	$98	$59	$27
_________________________
(1)Factoring expense is included within selling, general and administrative expenses in our accompanying statements of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. INVENTORIES
Inventories consists of the following.

	March 31,
in millions	2023	2022
Finished goods	$643	$677
Work in process	1,303	1,511
Raw materials	505	620
Supplies	278	230
Inventories	$2,729	$3,038

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following.

	March 31,
in millions	2023	2022
Land and property rights	$204	$205
Buildings	1,957	1,864
Machinery and equipment(1)	5,990	5,821
Gross property, plant and equipment (excluding construction in progress)	8,151	7,890
Accumulated depreciation and amortization	(4,014)	(3,686)
Property, plant and equipment, net (excluding construction in progress)	4,137	4,204
Construction in progress	763	420
Property, plant and equipment, net(2)	$4,900	$4,624
_________________________
(1)In addition to equipment under finance leases, machinery and equipment also includes furniture, fixtures, and equipment.
(2)Included in property, plant and equipment, net are $31 million and $30 million of finance leases as of March 31, 2023 and 2022, respectively. This balance of finance leases represents gross finance leases of $49 million, net of accumulated amortization of $18 million, and $41 million, net of accumulated amortization of $11 million, as of March 31, 2023 and 2022, respectively. Of the $49 million and $41 million of gross finance leases as of March 31, 2023 and 2022, $48 million and $40 million were included in machinery and equipment, respectively. The remainder is included in buildings.
During fiscal 2023, fiscal 2022, and fiscal 2021, we capitalized $7 million, $18 million, and $26 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to property, plant and equipment, net is shown in the table below.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Depreciation expense related to property, plant and equipment, net	$466	$457	$451
 Asset impairments
Impairment charges are recorded in restructuring and impairment, net on our consolidated statements of operations. See Note 4 – Restructuring and Impairment for additional information.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment, which is then depreciated over its useful life. As of March 31, 2023, our asset retirement obligations relate to sites, primarily in North America and Europe, that have government imposed or other legal remediation obligations. The following is a summary of our asset retirement obligation activity. The current portion of our asset retirement obligations is included in accrued expenses and other current liabilities in our consolidated balance sheets, while the long-term portion is included in other long–term liabilities. As of March 31, 2023, $21 million was included in other long–term liabilities.

in millions	Asset Retirement Obligation at Beginning of Period	Obligations Incurred	Acquisition	Foreign Exchange & Other Adjustments	Settlements	Asset Retirement Obligation at End of Period
Fiscal 2023	$21	$—	$—	$—	$—	$21
Fiscal 2022	25	—	—	—	(4)	21
Fiscal 2021	24	2	3	(3)	(1)	25

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in the carrying value of goodwill for fiscal 2023 and fiscal 2022 follows.

in millions	North America	Europe	Asia	South America	Total
Carrying value of goodwill at March 31, 2021(1)	$660	$238	$44	$141	$1,083
Foreign currency translation adjustment	—	(3)	1	—	(2)
Carrying value of goodwill at March 31, 2022(1)	660	235	45	141	1,081
Foreign currency translation adjustment	—	(1)	(4)	—	(5)
Carrying value of goodwill at March 31, 2023(1)	$660	$234	$41	$141	$1,076
_________________________
(1)Carrying value of goodwill at March 31, 2023, 2022, and 2021 is net of accumulated impairment of $860 million for North America, $330 million for Europe, and $150 million for South America.

The components of intangible assets, net are as follows.

	March 31, 2023			March 31, 2022
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$152	$(122)	$30	$152	$(113)	$39
Technology and software	537	(425)	112	492	(395)	97
Customer-related intangible assets	852	(405)	447	854	(367)	487
Other intangibles	2	(2)	—	2	(2)	—
	$1,543	$(954)	$589	$1,500	$(877)	$623

Amortization expense related to intangible assets, net is as follows.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Amortization expense related to intangible assets included in depreciation and amortization	$74	$93	$92
Estimated total amortization expense related to intangible assets, net for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, or other events.

Fiscal Year Ending March 31,	Amount
2024	$71
2025	67
2026	64
2027	63
2028	56

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. CONSOLIDATION
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

	March 31,
in millions	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6	$3
Accounts receivable, net	6	50
Inventories	149	115
Prepaid expenses and other current assets	7	8
Total current assets	168	176
Property, plant and equipment, net	63	22
Goodwill	12	12
Deferred income tax assets	37	41
Other long–term assets	6	6
Total assets	$286	$257
LIABILITIES
Current liabilities:
Accounts payable	$90	$53
Accrued expenses and other current liabilities	28	28
Total current liabilities	118	81
Accrued postretirement benefits	130	153
Other long–term liabilities	6	2
Total liabilities	$254	$236

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2023, Novelis and Kobe both hold 50% interests in UAL. During fiscal 2023, we made additional contributions to UAL in the amount of $23 million. No such contributions were made during fiscal 2022.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium SE. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the assets, liabilities, and equity of our equity method non-consolidated affiliates in the aggregate as of March 31, 2023 and 2022.

	March 31,
in millions	2023	2022
ASSETS
Current assets	$555	$658
Non-current assets	798	815
Total assets	$1,353	$1,473
LIABILITIES
Current liabilities	$299	$417
Non-current liabilities	316	370
Total liabilities	$615	$787
EQUITY
Total equity	$738	$686
Total liabilities and equity	$1,353	$1,473
As of March 31, 2023, the investment in Alunorf exceeded our proportionate share of the net assets by $428 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2023, the investment in UAL exceeded our proportionate share of the net assets by $46 million. The difference primarily relates to goodwill.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations of our equity method non-consolidated affiliates in the aggregate for fiscal 2023, fiscal 2022, and fiscal 2021 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net sales	$1,721	$1,755	$1,216
Costs and expenses related to net sales	1,652	1,691	1,191
Income tax provision	21	18	7
Net income	$48	$46	$18

Purchase of tolling services from Alunorf	$332	$312	$251
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

	March 31,
in millions	2023	2022
Accounts receivable, net — related parties	$156	$222
Other long–term assets — related parties	3	1
Accounts payable — related parties	277	320
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During fiscal 2023, fiscal 2022, and fiscal 2021, we recorded net sales of less than $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. As of March 31, 2023 and 2022, there were $2 million and $1 million of accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco, respectively. During fiscal 2023 and fiscal 2022, Novelis purchased less than $1 million and $2 million in raw materials from Hindalco, respectively.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $100 million during each of the second quarters of fiscal 2023 and 2022. No such payments were made during fiscal 2021.

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
The table below presents the classification of leasing assets and liabilities within our consolidated balance sheets.

		March 31,
in millions	Consolidated Balance Sheet Classification	2023	2022
ASSETS
Operating lease right-of-use assets	Other long–term assets	$127	$100
Finance lease assets(1)	Property, plant and equipment, net	31	30
Total lease assets		$158	$130

LIABILITIES
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$24	$23
Finance lease liabilities	Current portion of long–term debt	16	7
Long-term:
Operating lease liabilities	Other long–term liabilities	82	58
Finance lease liabilities	Long–term debt, net of current portion	14	23
Total lease liabilities		$136	$111
_________________________
(1)Finance lease assets are recorded net of accumulated depreciation of $18 million and $11 million as of March 31, 2023 and March 31, 2022, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported within the consolidated statements of operations. Amortization of and interest on liabilities related to finance leases were $7 million during fiscal 2023, 2022 and 2021.

in millions	Income Statement Classification	Fiscal 2023	Fiscal 2022	Fiscal 2021
Operating lease costs(1)	Selling, general and administrative expenses	$61	$57	$57
_________________________
(1)Operating lease costs include short-term leases and variable lease costs.
Future minimum lease payments as of March 31, 2023, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2024	$28	$16
2025	20	5
2026	13	4
2027	9	3
2028	7	2
Thereafter	56	1
Total minimum lease payments	133	31
Less: interest	27	1
Present value of lease liabilities	$106	$30
_________________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial as of March 31, 2023.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial, and we do not have leases signed but not yet commenced as of March 31, 2023.
The following table presents the weighted-average remaining lease term and discount rates.

	March 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	9.2 years	6.0 years
Finance leases	2.0 years	2.9 years
Weighted-average discount rate
Operating leases	4.35%	3.71%
Finance leases	2.48%	2.19%
The following table presents supplemental information on our leases for fiscal 2023, fiscal 2022, and fiscal 2021.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$59	$66
Financing cash flows from finance leases	8	5	7
Leased assets obtained in exchange for new finance lease liabilities(1)	6	16	17
Leased assets obtained in exchange for new operating lease liabilities(2)	28	16	21
_________________________
(1)For fiscal 2021, we excluded $7 million of finance lease asset additions that were obtained through the acquisition of Aleris.
(2)For fiscal 2021, we excluded $22 million of operating lease right-of-use asset additions that were obtained through the acquisition of Aleris.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following.

	March 31,
in millions	2023	2022
Accrued compensation and benefits	$231	$251
Accrued interest payable	39	43
Accrued income taxes	66	67
Other current liabilities	297	413
Accrued expenses and other current liabilities	$633	$774

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. DEBT
Debt consists of the following.

		March 31, 2023			March 31, 2022
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.67%	$671	$—	$671	$529	$—	$529
Floating rate Term Loans, due January 2025	6.91%	752	(7)	745	760	(11)	749
Floating rate Term Loans, due March 2028	7.16%	490	(6)	484	495	(8)	487
3.250% Senior Notes, due November 2026	3.250%	750	(8)	742	750	(10)	740
3.375% Senior Notes, due April 2029	3.375%	543	(8)	535	556	(10)	546
4.750% Senior Notes, due January 2030	4.75%	1,600	(22)	1,578	1,600	(25)	1,575
3.875% Senior Notes, due August 2031	3.875%	750	(9)	741	750	(10)	740
3.90% China Bank Loans, due August 2027	3.90%	64	—	64	76	—	76
1.80% Brazil Loan, due June 2023	1.80%	30	—	30	30	—	30
1.80% Brazil Loan, due December 2023	1.80%	20	—	20	20	—	20
Finance lease obligations and other debt, due through June 2028(3)	2.48%	30	—	30	30	—	30
Total debt		$5,700	$(60)	$5,640	$5,596	$(74)	$5,522
Less: Short-term borrowings		(671)	—	(671)	(529)	—	(529)
Current portion of long-term debt		(88)	—	(88)	(26)	—	(26)
Long-term debt, net of current portion		$4,941	$(60)	$4,881	$5,041	$(74)	$4,967
_________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2023, and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)See Note 11 – Leases for more information.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2023 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2023	Amount
Short-term borrowings and current portion of long-term debt due within one year	$759
2 years	766
3 years	22
4 years	776
5 years	482
Thereafter	2,895
Total debt	$5,700
Short-Term Borrowings
As of March 31, 2023, our short-term borrowings totaled $671 million, which consisted of $463 million of borrowings on our ABL Revolver, $107 million in short-term China loans (CNY 740 million), $100 million in Brazil loans, and $1 million in other short-term borrowings.
In January 2022, we entered into a $315 million short-term loan with Axis Bank Limited, IFSC Banking Unit, Gift City, as administrative agent and lender. The short-term loan was subject to 0.25% quarterly amortization payments, and accrued interest at SOFR plus 0.90%. The short-term loan matured in November 2022 and we repaid the remaining principal balance of this loan in full at the maturity date.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
As of March 31, 2023, the senior secured credit facilities consisted of (i) a secured term loan credit facility ("Term Loan Facility") and (ii) a $2.0 billion asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits, and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to incur additional indebtedness; sell certain assets; enter into sale and leaseback transactions; make investments, loans, and advances; pay dividends or returns of capital and distributions beyond certain amounts; engage in mergers, amalgamations, or consolidations; engage in certain transactions with affiliates; and prepay certain indebtedness. The Term Loan Facility also contains a financial maintenance covenant that prohibits Novelis' senior secured net leverage ratio as of the last day of each fiscal quarter period as measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). The senior secured credit facilities are guaranteed by the Company's direct parent, AV Minerals (Netherlands) N.V., and certain of the Company's direct and indirect subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors.
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
On March 31, 2023, Novelis amended the Term Loan Facility, primarily to modify the reference rate used to determine interest from LIBOR to SOFR. Term loans under the Term Loan Facility will, beginning with the interest period commencing June 30, 2023, accrue interest at SOFR plus a 0.15% credit spread adjustment ("Adjusted SOFR") plus a spread of 1.75% in the case of the 2020 Term Loans, as defined below, or a spread of 2.00% in the case of the 2021 Term Loans, as defined below. During fiscal 2021, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded. The Company did not record any gains or losses on the conversion of the reference rate for the borrowings under the Term Loan Facility from LIBOR to SOFR.
As of March 31, 2023, we were in compliance with the covenants for our Term Loan Facility.
2020 Term Loans
In April 2020, we borrowed $775 million of term loans due January 2025 (the "2020 Term Loans") under our Term Loan Facility. The proceeds of the 2020 Term Loans were used to pay a portion of the consideration payable in the acquisition of Aleris (including the repayment of Aleris' outstanding indebtedness) as well as fees and expenses related to the acquisition of the 2020 Term Loans. We incurred debt issuance costs of $15 million for the 2020 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2020 Term Loans mature on January 21, 2025 and are subject to 0.25% quarterly amortization payments. From April 2020 to immediately prior to the interest period commencing June 30, 2023, the 2020 Term Loans accrued and will continue to accrue interest at LIBOR plus 1.75%. Beginning with the interest period commencing June 30, 2023, the 2020 Term Loans will accrue interest at Adjusted SOFR plus 1.75%.
2021 Term Loans
In March 2021, we borrowed $480 million of term loans due March 2028 (the "2021 Term Loans") under our Term Loan Facility, with an additional $20 million being borrowed under the 2021 Term Loans in April 2021. We incurred debt issuance costs of $9 million for the 2021 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2021 Term Loans mature on March 31, 2028 and are subject to 0.25% quarterly amortization payments. From April 2020 to immediately prior to the interest period commencing June 30, 2023, the 2021 Term Loans accrue interest at LIBOR plus 2.00%. Beginning with the interest period commencing June 30, 2023, the 2021 Term Loans will accrue interest at Adjusted SOFR plus 2.00%. The proceeds of the 2021 Term Loans were applied to repay a portion of the 2017 Term Loans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ABL Revolver
As of March 31, 2023, the commitments under our senior secured ABL Revolver are $2.0 billion.
In October 2021, Novelis amended the ABL Revolver facility. Prior to the USD LIBOR transition date, loans denominated in USD under the ABL Revolver accrued interest at a rate of LIBOR plus a spread of 1.25% to 1.75% based on excess availability. The amendment provides for replacement reference rates, as applicable, based on the currency of the loan, as well as applicable spreads on and after the USD LIBOR transition date. The USD LIBOR transition date is defined as the earlier of (a) when the ICE Benchmark Administration ceases to provide the USD LIBOR and there is no available tenor of USD LIBOR or the Financial Conduct Authority announces all available tenors of USD LIBOR are no longer representative or (b) an early opt-in effective date.
In April 2022, Novelis amended the ABL Revolver facility to increase the limit on committed letters of credit under the facility to $275 million. There were no material costs incurred or accounting impacts as a result of this amendment.
In August 2022, Novelis amended the ABL Revolver facility to, among other things, increase the commitment under the ABL Revolver by $500 million to $2.0 billion and extend the maturity of the ABL Revolver until August 18, 2027. The amendment provides that new borrowings under the ABL Revolver facility made subsequent to the date of the amendment will incur interest at Term SOFR, EURIBOR, SONIA or SARON, as applicable based on the currency of the loan, plus a spread of 1.10% to 1.60% based on excess availability. The ABL Revolver facility also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greatest of one month Term SOFR plus 1.00%, a prime rate or an adjusted federal funds rate) plus a prime spread of 0.10% to 0.60% based on excess availability. As a result of this debt modification, the Company incurred $7 million of financing fees, which will be amortized over the term of the loan.
The ABL Revolver has a provision that allows the existing commitments under the ABL Revolver to be increased by an additional $750 million. The lenders under the ABL Revolver have not committed to provide any such additional commitments. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1.0 if an event of default has occurred and is continuing and/or excess availability is less than the greater of (1) $150 million and (2) 10% of the lesser of the total ABL Revolver commitment and the borrowing base. The ABL Revolver matures on August 18, 2027, provided that in the event that the Term Loan Facility or certain other indebtedness is outstanding 60 days prior to its maturity (and not refinanced with a maturity date later than February 15, 2028), then the ABL Revolver will mature 60 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (1) 17.5% of the lesser of the total ABL Revolver commitment and the borrowing base or (2) 12.5% of the lesser of the total ABL Revolver commitment and the borrowing base, while also maintaining the minimum fixed charge ratio test of at least 1.25 to 1.
As of March 31, 2023, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2023, we had $463 million in borrowings under our ABL Revolver. We utilized $40 million of our ABL Revolver for letters of credit. We had availability of $970 million on the ABL Revolver, including $235 million of remaining availability which can be utilized for letters of credit.
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
As of March 31, 2023, we were in compliance with the covenants for our Senior Notes.
5.875% Senior Notes due September 2026
In September 2016, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.5 billion in aggregate principal amount of 5.875% Senior Notes due September 2026.
The proceeds from the August 2021 issuance of the 2026 Senior Notes and the 2031 Senior Notes, as defined below, were used to fully fund the redemption of the 5.875% Senior Notes due September 2026. As a result, the 5.875% Senior Notes due September 2026 were no longer outstanding as of March 31, 2023.
2026 Senior Notes
In August 2021, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of 3.250% Senior Notes due November 2026 (the "2026 Senior Notes"). The 2026 Senior Notes mature on November 15, 2026 and are subject to semi-annual interest payments that will accrue at a rate of 3.250% per year. The net proceeds of the offering, together with cash on hand, were used to (i) fund the redemption of a portion of the 5.875% Senior Notes due September 2026, plus the redemption premium and accrued and unpaid interest thereon and (ii) pay certain fees and expenses in connection with the foregoing and the offering of the notes. We incurred debt issuance costs of $11 million for the 2026 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
2029 Senior Notes
In March 2021, Novelis Sheet Ingot GmbH, an indirect wholly owned subsidiary of Novelis Inc., organized under the laws of Ireland, issued €500 million in aggregate principal amount of 3.375% Senior Notes due April 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are subject to semi-annual interest payments and mature on April 15, 2029. The proceeds were used to pay down a portion of the 2017 Term Loans, plus accrued and unpaid interest. In addition, we intend to allocate an amount equal to the net proceeds received from this issuance to finance and/or refinance new and/or existing eligible green projects, which are currently contemplated to consist of renewable energy or pollution prevention and control type projects. We incurred debt issuance costs of $13 million for the 2029 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
2030 Senior Notes
In January 2020, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.6 billion in aggregate principal amount of 4.750% Senior Notes due January 2030 (the "2030 Senior Notes"). The 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2031 Senior Notes
In August 2021, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of 3.875% Senior Notes due August 2031 (the "2031 Senior Notes"). The 2031 Senior Notes mature on August 15, 2031 and are subject to semi-annual interest payments that will accrue at a rate of 3.875% per year. The net proceeds of the offering, together with cash on hand, were used to (i) fund the redemption a portion of the 5.875% Senior Notes due September 2026, plus the redemption premium and accrued and unpaid interest thereon and (ii) pay certain fees and expenses in connection with the foregoing and the offering of the notes. We incurred debt issuance costs of $11 million for the 2031 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of March 31, 2023, we had $64 million (CNY 440 million) of borrowings on our China bank loans.
Brazil Loans
In December 2021, we borrowed $30 million and $20 million of bank loans in Brazil due June 16, 2023 and December 15, 2023, respectively. These bank loans are subject to 1.80% interest due in full at the respective maturity date.
Loss on Extinguishment of Debt, Net
During fiscal 2021, we incurred $14 million in loss on extinguishment of debt, net, primarily related to the partial repayment of our 2017 Term Loans during fiscal 2021 and the early repayment of certain short-term debt.
During fiscal 2022, we recorded $64 million in loss on extinguishment of debt, net. This primarily related to the write-off of unamortized debt issuance costs of $13 million and a $51 million cash payment of a redemption premium for the redemption of our 5.875% Senior Notes, due September 2026. Additionally, a loss on extinguishment of debt of $2 million was recorded as a result of the repayment of our 2017 Term Loans, which was offset by a gain on extinguishment of debt of $2 million resulting from the repayment of the Zhenjiang Term Loans.
During fiscal 2023, we did not incur any loss on extinguishment of debt, net.

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
Total compensation expense related to Hindalco SARs, Novelis SARs, and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for the fiscal years ending March 31, 2024, 2025, and 2026 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs and Novelis SARs has been recorded.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Total compensation expense	$15	$40	$41
The table below shows the RSUs activity for fiscal 2023.

	Number of RSUs	Grant Date Fair Value (in INR)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2022	5,413,720	216.17	$33
Granted	4,426,815	411.08	22
Exercised	(2,802,837)	195.81	15
Forfeited/Cancelled	(156,546)	338.37	—
RSUs outstanding as of March 31, 2023	6,881,152	347.07	35
During fiscal 2022, we granted 1,787,910 RSUs with a grant date fair value of INR 388.30, and the aggregate intrinsic value of RSUs exercised was $17 million.
During fiscal 2021, we granted 5,016,919 RSUs with a grant date fair value of INR 118.34, and the aggregate intrinsic value of RSUs exercised was $4 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Total cash payments made to settle RSUs were $15 million, $17 million, and $4 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
As of March 31, 2023, unrecognized compensation expense related to the RSUs was $15 million, which will be recognized over the remaining weighted average vesting period of 1.9 years.
The table below shows Hindalco SARs activity for fiscal 2023.

	Number of Hindalco SARs	Weighted Average Exercise Price (in INR)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
Hindalco SARs outstanding as of March 31, 2022	8,285,624	207.88	5.2	$41
Granted	2,393,378	411.10	6.3	—
Exercised	(3,581,435)	155.23	—	8
Forfeited/Cancelled	(94,196)	332.22	—	—
Hindalco SARs outstanding as of March 31, 2023	7,003,371	302.59	5.2	9
Hindalco SARs exercisable as of March 31, 2023	994,206	316.00	4.8	1
During fiscal 2022, we granted 2,411,503 Hindalco SARs with a grant date fair value of INR 388.30, and the aggregate intrinsic value of Hindalco SARs exercised was $24 million.
During fiscal 2021, we granted 6,934,923 Hindalco SARs with a grant date fair value of INR 118.11, and the aggregate intrinsic value of Hindalco SARs exercised was $9 million.
The cash payments made to settle Hindalco SAR liabilities were $8 million, $24 million, and $9 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
As of March 31, 2023, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $5 million that are expected to be recognized over a weighted average period of 1.3 years.
The table below shows the Novelis SARs activity for fiscal 2023.

	Number of Novelis SARs	Weighted Average Exercise Price (in USD)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
Novelis SARs outstanding as of March 31, 2022	3,572	$65.35	0.2	$—
Exercised	(2,297)	65.35	—	—
Forfeited/Cancelled	(1,275)	65.35	—	—
Novelis SARs outstanding as of March 31, 2023	—	—	—	—
Novelis SARs exercisable as of March 31, 2023	—	—	—	—
During fiscal 2022 there was no aggregate intrinsic value of Novelis SARs exercised. In fiscal 2021, the aggregate intrinsic value of Novelis SARs exercised was $1 million.
There were no cash payments made to settle Novelis SAR liabilities for fiscal 2022. In fiscal 2021 there were $1 million of cash payments made to settle Novelis SAR liabilities.
The fair value of each unvested Hindalco SAR was estimated using the following assumptions.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Risk-free interest rate	3.11%-7.24%	3.59%-6.58%	3.32%-6.18%
Dividend yield	1.03%	0.48%	0.32%
Volatility	32%-47%	39%-50%	40%-57%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The fair value of each unvested Novelis SAR was estimated using the following assumptions.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Risk-free interest rate	—%	0.23%	0.03%-0.08%
Dividend yield	—%	—%	—%
Volatility	—%	29%	28%-45%
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K., (2) funded and unfunded defined benefit pension plans in Germany, (3) unfunded lump sum indemnities payable upon retirement to employees in France and Italy, and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (other benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil. We have combined our domestic (i.e. Canadian Plans) and foreign (i.e. all plans other than Canadian Plans) postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation. Our foreign benefit obligation is 97% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
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
We contributed the following amounts to all plans.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Funded pension plans	$22	$49	$72
Unfunded pension plans	15	17	17
Savings and defined contribution pension plans	54	51	40
Total contributions	$91	$117	$129
In fiscal 2021, contributions to funded pension plans of $5 million and unfunded pension plans of $1 million are attributable to discontinued operations. During fiscal 2024, we expect to contribute $20 million to our funded pension plans, $17 million to our unfunded pension plans, and $55 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Amounts Recognized in Financial Statements
The increase in the discount rates in fiscal 2023, as compared to fiscal 2022, was the primary driver of actuarial gains in fiscal 2023.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the change in benefit obligation, change in fair value of plan assets, and the funded status for pension and other benefits.

	Pension Benefit Plans		Other Benefit Plans
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2023	Fiscal 2022
Benefit obligation at beginning of period	$2,048	$2,298	$141	$188
Service cost	26	31	4	9
Interest cost	61	56	6	7
Members' contributions	5	5	—	—
Benefits paid	(90)	(85)	(6)	(6)
Amendments	—	(4)	—	(39)
Curtailments, settlements and special termination benefits	—	(51)	—	—
Actuarial gains	(303)	(163)	(15)	(18)
Other	(3)	(3)	—	—
Currency gains	(39)	(36)	(2)	—
Benefit obligation at end of period	$1,705	$2,048	$128	$141

Benefit obligation of funded plans	$1,377	$1,640	$—	$—
Benefit obligation of unfunded plans	328	408	128	141
Benefit obligation at end of period	$1,705	$2,048	$128	$141

	Pension Benefit Plans
in millions	Fiscal 2023	Fiscal 2022
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,526	$1,596
Actual return on plan assets	(172)	11
Members' contributions	5	5
Benefits paid	(90)	(86)
Company contributions	38	66
Settlements	—	(48)
Other	(4)	(4)
Currency losses	(28)	(14)
Fair value of plan assets at end of period	$1,275	$1,526

	March 31,
	2023		2022
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Assets less the benefit obligation of funded plans	$(101)	$—	$(114)	$—
Benefit obligation of unfunded plans	(328)	(128)	(408)	(141)
Total net plan liabilities	$(429)	$(128)	$(522)	$(141)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$23	$—	$29	$—
Accrued expenses and other current liabilities	(17)	(8)	(16)	(7)
Accrued postretirement benefits	(435)	(120)	(535)	(134)
Total net plan liabilities	$(429)	$(128)	$(522)	$(141)

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

	March 31,
	2023		2022
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial gains (losses)	$24	$36	$(83)	$23
Prior service credit	10	38	12	42
Total postretirement amounts recognized in accumulated other comprehensive loss	$34	$74	$(71)	$65
The postretirement changes recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and include the impact related to our equity method investments.

	March 31,
	2023		2022
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in accumulated other comprehensive loss	$(71)	$65	$(214)	$10
Curtailments, settlements, and special termination benefits	—	—	(7)	—
Plan amendment	—	—	—	39
Net actuarial gains	98	15	118	18
Prior service cost	—	—	4	—
Amortization of:
Prior service credit	(2)	(4)	(1)	(2)
Actuarial losses (gains)	9	(2)	22	—
Effect of currency exchange	—	—	7	—
Total postretirement amounts recognized in accumulated other comprehensive loss	$34	$74	$(71)	$65
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets are presented in the table below.

	March 31,
in millions	2023	2022
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,705	$2,048
Accumulated benefit obligation	1,644	1,966
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,413	$1,603
Fair value of plan assets	961	1,053
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,323	$1,524
Fair value of plan assets	919	1,042
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$292	$444
Fair value of plan assets	315	473

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Benefit Payments
Expected benefit payments to be made during the next 10 fiscal years are listed in the table below (in millions).

Fiscal Year Ending March 31,	Pension Benefit Plans	Other Benefit Plans
2024	$98	$8
2025	105	9
2026	103	9
2027	109	9
2028	114	10
2029 through 2033	592	56
Total	$1,121	$101
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023	Fiscal 2022	Fiscal 2021
Service cost	$26	$31	$42	$4	$9	$10
Interest cost	61	56	55	6	7	7
Expected return on assets	(72)	(77)	(73)	—	—	—
Amortization — losses (gains), net	9	19	44	(2)	—	—
Amortization — prior service credit	(2)	(1)	(1)	(4)	(2)	—
Settlement/curtailment (gain) loss	—	(7)	1	—	—	—
Net periodic benefit cost(1)	22	21	68	4	14	17
Proportionate share of non-consolidated affiliates' pension costs	7	10	12	—	—	—
Total net periodic benefit cost recognized	$29	$31	$80	$4	$14	$17
_________________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses while all other cost components are recorded within other expenses (income), net.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Actuarial Assumptions and Sensitivity Analysis
The weighted average assumptions used to determine benefit obligations and net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023	Fiscal 2022	Fiscal 2021
Weighted average assumptions used to determine benefit obligations
Discount rate	4.5%	3.1%	2.5%	5.5%	4.0%	3.4%
Average compensation growth	3.1	3.1	3.1	3.0	3.0	3.0
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	3.1%	2.5%	2.6%	4.0%	3.4%	3.4%
Average compensation growth	3.1	3.1	3.1	3.0	3.0	3.3
Expected return on plan assets	4.8	4.9	5.1	—	—	—
Cash balance interest crediting rate	1.4	0.8	0.5	—	—	—
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term. The expected long-term rate of return on plan assets is 6.1% in fiscal 2024.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S., the U.K., and Brazil, for which we paid $6 million, $6 million, and $7 million in fiscal 2023, 2022, and 2021, respectively. The assumed health care cost trend used for measurement purposes is 7.4% for fiscal 2024, decreasing gradually to 5.1% in 2033 and remaining at that level thereafter.
In addition, we provide post-employment benefits, including disability, early retirement, and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712. As of March 31, 2023, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $6 million and $5 million, respectively, for these benefits. Comparatively, as of March 31, 2022, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $10 million and $5 million, respectively, for these benefits.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2023	2022
Equity	10-45%	27%	32%
Fixed income	20-89%	37%	49%
Real estate	4-25%	7%	3%
Other	1-100%	29%	16%
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
Pension Plan Assets

	March 31, 2023				March 31, 2022
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	$101	$57	$—	$158	$112	$57	$—	$169
Cash and cash equivalents	4	—	—	4	8	—	—	8
Other	5	3	—	8	5	4	—	9
Investments measured at net asset value(1)	—	—	—	1,105	—	—	—	1,340
Total	$110	$60	$—	$1,275	$125	$61	$—	$1,526
_________________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying consolidated statements of operations.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(33)	$5	$6
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	54	(4)	(3)
Currency losses, net	$21	$1	$3
The following currency losses are included in accumulated other comprehensive loss and noncontrolling interests in the accompanying consolidated balance sheets.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cumulative currency translation adjustment — beginning of period	$(166)	$(95)	$(309)
Effect of changes in exchange rates	(127)	(71)	244
Amounts reclassified from accumulated other comprehensive loss, net(1)	—	—	(30)
Cumulative currency translation adjustment — end of period	$(293)	$(166)	$(95)
_________________________
(1)Amounts reclassified from accumulated other comprehensive loss during fiscal 2021 are due to the sale of Duffel.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2023 and 2022.

	March 31, 2023
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$—	$(31)	$—	$6
Currency exchange contracts	26	4	(19)	(1)	10
Energy contracts	3	—	(4)	—	(1)
Total derivatives designated as hedging instruments	$66	$4	$(54)	$(1)	$15
Derivatives not designated as hedging instruments:
Metal contracts	$66	$—	$(52)	$(2)	$12
Currency exchange contracts	13	3	(22)	(3)	(9)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$79	$3	$(76)	$(5)	$1
Total derivative fair value	$145	$7	$(130)	$(6)	$16

	March 31, 2022
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$10	$—	$(535)	$(7)	$(532)
Currency exchange contracts	30	8	(28)	(1)	9
Energy contracts	22	6	—	—	28
Total derivatives designated as hedging instruments	$62	$14	$(563)	$(8)	$(495)
Derivatives not designated as hedging instruments:
Metal contracts	$290	$3	$(372)	$(2)	$(81)
Currency exchange contracts	22	—	(24)	—	(2)
Energy contracts	3	—	—	—	3
Total derivatives not designated as hedging instruments	$315	$3	$(396)	$(2)	$(80)
Total derivative fair value	$377	$17	$(959)	$(10)	$(575)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of March 31, 2023 and March 31, 2022, the fair value of these contracts were an asset of less than $1 million and $4 million, respectively. These contracts are undesignated, with an average duration of less than one year.
The following table summarizes our notional amount.

	March 31,
in kt	2023	2022
Hedge type
Purchase (sale)
Cash flow purchases	1	6
Cash flow sales	(699)	(910)
Not designated	(144)	(16)
Total, net	(842)	(920)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.2 billion and $1.3 billion in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2023 and 2022, respectively.
As of March 31, 2023, and 2022, we had outstanding foreign currency exchange contracts with a total notional amount of $1.7 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first and second quarter of fiscal 2024 and offset the remeasurement impact.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 7 million MMBtu designated as cash flow hedges as of March 31, 2023, and the fair value was liability of less than $1 million. There was a notional of 10 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $25 million. As of March 31, 2023 and 2022, we had notionals of less than 1 million MMBtu of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2023, was a liability of less than $1 million and as of March 31, 2022 was an asset of $2 million. The average duration of these contracts is two years in length.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 1 million gallons designated as cash flow hedges as of March 31, 2023, and the fair value was liability of less than $1 million. There was a notional of 4 million gallons designated as cash flow hedges as of March 31, 2022, and the fair value was an asset of $3 million. As of March 31, 2023, and 2022 we had notional of less than 1 million MT of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2023, was a liability of less than $1 million and as of March 31, 2022 was an asset of $1 million. The average duration of all diesel fuel forward purchase contracts is less than one year in length.
(Gain) Loss Recognition
The following table summarizes the (gains) losses associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other expenses (income), net. (Gains) losses recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Derivative instruments not designated as hedges
Metal contracts	$63	$36	$34
Currency exchange contracts	58	(19)	(3)
Energy contracts(1)	(3)	(8)	(7)
Loss recognized in other expenses (income), net	$118	$9	$24

Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(2)	$(4)	$—	$—
Total loss recognized in other expenses (income), net	$114	$9	$24

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$54	$(4)	$(3)
Realized losses (gains), net	83	(15)	16
Unrealized (gains) losses on other derivative instruments, net	(23)	28	11
Total loss recognized in other expenses (income), net	$114	$9	$24
_________________________
(1)Includes amounts related to diesel and natural gas swaps not designated as hedges and electricity swap settlements.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow and net investment hedges. Within the next twelve months, we expect to reclassify $22 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Other expenses (income), net (Ineffective and Excluded Portion)
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash flow hedging derivatives
Metal contracts	$951	$(1,159)	$(274)	$—	$—	$—
Currency exchange contracts	(55)	6	(4)	4	1	—
Energy contracts	(2)	47	5	—	—	—
Total	$894	$(1,106)	$(273)	$4	$1	$—
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Cash flow hedging derivatives
Energy contracts(1)	$32	$11	$(11)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	—	9	(13)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	332	(711)	(57)	Net sales
Currency exchange contracts	18	8	(45)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	1	1	(4)	Selling, general and administrative expenses
Currency exchange contracts	(57)	(12)	3	Net sales
Currency exchange contracts	(5)	(3)	(2)	Depreciation and amortization
Total	321	(697)	(129)	Income from continuing operations before income tax provision
	(76)	181	36	Income tax provision
	$245	$(516)	$(93)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize the location and amount of gain (loss) that was reclassified from accumulated other comprehensive loss into earnings and the amount excluded from the assessment of effectiveness for the three months ended March 31, 2023, and March 31, 2022.

	Three Months Ended March 31, 2023
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses (income), net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$46	$—	$—	$—	$—
Energy commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$—	$5	$—	$—	$—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$(11)	$2	$—	$(1)	$—

	Three Months Ended March 31, 2022
in millions	Net sales	Cost of goods sold (exclusive of depreciation and amortization)	Selling, general and administrative expenses	Depreciation and amortization	Other expenses (income), net
Gain (loss) on cash flow hedging relationships:
Metal commodity contracts:
Amount of (loss) reclassified from accumulated other comprehensive loss into income	$(262)	$—	$—	$—	$—
Energy commodity contracts:
Amount of gain reclassified from accumulated other comprehensive loss into income	$—	$5	$—	$—	$—
Foreign exchange contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive loss into income	$(6)	$4	$1	$(1)	$—

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
18. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2020	$(309)	$(26)	$(285)	$(620)
Other comprehensive income (loss) before reclassifications	244	(200)	114	158
Amounts reclassified from accumulated other comprehensive loss, net	(30)	93	33	96
Net current-period other comprehensive income (loss)	214	(107)	147	254
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive (loss) income before reclassifications	(71)	(818)	111	(778)
Amounts reclassified from accumulated other comprehensive loss, net(3)	—	516	8	524
Net current-period other comprehensive (loss) income	(71)	(302)	119	(254)
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(127)	675	79	627
Amounts reclassified from accumulated other comprehensive loss, net	—	(245)	—	(245)
Net current-period other comprehensive (loss) income	(127)	430	79	382
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2023 and March 31, 2022, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2023, and March 31, 2022. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2023		2022
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$103	$(85)	$303	$(916)
Currency exchange contracts	46	(45)	60	(53)
Energy contracts	3	(6)	31	—
Total level 2 instruments	$152	$(136)	$394	$(969)
Netting adjustment(1)	(72)	72	(236)	236
Total net	$80	$(64)	$158	$(733)
_________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
In addition to our derivative assets and liabilities held at fair value, our consolidated balance sheet as of March 31, 2022 includes a Level 3 receivable related to the contingent consideration for the sale of Duffel to ALVANCE. Upon closing on September 30, 2020, we recorded a receivable at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As further discussed in Note 3 – Discontinued Operations, in December 2022, the Company reached an agreement with the current owner of Duffel, where the outstanding contingent consideration receivable was settled in exchange for €5 million ($5 million) in cash and a note receivable in the amount of €40 million ($41 million). The note receivable is not carried at fair value, but we will continue to assess its collectibility on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.
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

	March 31,
	2023		2022
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$3	$3	$1	$1
Total debt — third parties (excluding finance leases and short-term borrowings)	4,939	4,652	4,963	4,912

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
20. OTHER (INCOME) EXPENSES, NET
Other expenses (income), net consists of the following.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Currency losses, net(1)	$21	$1	$3
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(23)	28	11
Realized losses (gains) on change in fair value of derivative instruments, net(2)	83	(15)	16
Gain on sale of business(3)	—	(15)	—
Loss on sale of assets, net	1	8	1
Loss (gain) on Brazilian tax litigation, net(4)	1	(85)	(1)
Interest income	(20)	(9)	(9)
Non-operating net periodic benefit cost(5)	(4)	(5)	33
Charitable contribution(6)	—	—	50
Other, net(7)	20	31	(1)
Other expenses (income), net	$79	$(61)	$103
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
(7)Other, net for fiscal 2023, includes $10 million from the release of certain accrued expenses. Other, net for fiscal 2022, includes $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
21. INCOME TAXES
We are subject to Canadian and U.S. federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our income from continuing operations before income tax provision (and after removing our equity in net income of non-consolidated affiliates) are as follows.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Domestic (Canada)	$61	$106	$(15)
Foreign (all other countries)	729	1,185	710
Pre-tax income before equity in net income of non-consolidated affiliates	$790	$1,291	$695
The components of our income tax provision are as follows.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Current provision:
Domestic (Canada)	$3	$9	$6
Foreign (all other countries)	189	245	183
Total current	$192	$254	$189
Deferred provision:
Domestic (Canada)	$9	$(54)	$—
Foreign (all other countries)	(54)	81	49
Total deferred	$(45)	$27	$49
Income tax provision	$147	$281	$238
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

in millions, except percentages	Fiscal 2023	Fiscal 2022	Fiscal 2021
Pre-tax income before equity in net income of non-consolidated affiliates	$790	$1,291	$695
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$198	$323	$174
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	9	14	19
Exchange remeasurement of deferred income taxes	(4)	10	(5)
Change in valuation allowances	(36)	(66)	23
Tax credits	(36)	(46)	(23)
Income items not subject to tax	(13)	(15)	(1)
State tax expense, net	3	(2)	(5)
Enacted tax rate changes	3	(6)	(2)
Tax rate differences on foreign earnings	19	65	48
Uncertain tax positions	3	5	6
Prior year adjustments	(13)	(6)	(1)
Income tax settlements	—	—	4
Non-deductible expenses and other, net	14	5	1
Income tax provision	$147	$281	$238
Effective tax rate	19%	22%	34%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate for fiscal 2023 primarily due to the following factors: the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances; and the availability of tax credits.
We earn tax credits in a number of the jurisdictions in which we operate. These are primarily composed of foreign tax credits in Canada of $21 million, empire zone credits in New York of $2 million, and R&D credits in the U.S. of $8 million. The impact on our income tax provision of credits during fiscal 2023 was a benefit of $36 million. However, legislation enacted in New York state on March 31, 2014, established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $2 million.
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
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2023	2022
Deferred income tax assets:(1)
Provisions not currently deductible for tax purposes	$410	$505
Tax losses/benefit carryforwards, net	924	998
Depreciation and amortization	97	93
Other assets	38	28
Total deferred income tax assets	1,469	1,624
Less: valuation allowance	(711)	(763)
Net deferred income tax assets	$758	$861

Deferred income tax liabilities:(1)
Depreciation and amortization	$557	$555
Inventory valuation reserves	153	199
Monetary exchange gains, net	29	28
Other liabilities	141	79
Total deferred income tax liabilities	$880	$861
Net deferred income tax liabilities	$122	$—
_________________________
(1)Certain amounts for 2022 were reclassified to conform with current period presentation, specifically derivatives and pensions.
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $711 million and $763 million were necessary as of March 31, 2023, and 2022, respectively.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances.

in millions	Balance at Beginning of Period	Deductions	Acquisition(1)	Additions	Balance at End of Period
Fiscal 2023	$763	(57)	—	$5	$711
Fiscal 2022	821	(74)	—	16	763
Fiscal 2021	755	(12)	64	14	821
_________________________
(1)Related to the acquisition of Aleris.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During fiscal 2023, after considering all available evidence, we released a full valuation allowance on temporary items and tax attributes of legacy Aleris US entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in an income tax benefit of $10 million. Positive evidence included a recent history of three-year cumulative earnings as of March 31, 2023, and forecasted taxable earnings based on operations. We also released a full valuation allowance on temporary items and tax attributes of Aleris Aluminum (Zhenjiang) Co. Ltd. based on current results and the expectation of future profitability, resulting in an income tax benefit of $29 million. During fiscal 2022, after considering all available evidence, we released a portion of the Canadian valuation allowance, resulting in an income tax benefit of $73 million.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2023, we had net operating loss carryforwards of approximately $772 million (tax effected) and tax credit carryforwards of $152 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2023. As of March 31, 2023, valuation allowances of $511 million, $113 million and $87 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, China, and Italy.
As of March 31, 2022, we had net operating loss carryforwards of approximately $846 million (tax effected) and tax credit carryforwards of $152 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2022, with some amounts being carried forward indefinitely. As of March 31, 2022, valuation allowances of $538 million, $123 million, and $102 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, China, and Italy.
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2023, we had cumulative earnings of approximately $4 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our valuation allowance position of $517 million in Canada, in excess of $443 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $34 million of tax credits, and other deferred tax assets of $84 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2023, and 2022, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $73 million and $71 million, respectively.
Tax authorities continue to examine certain other of our tax filings for the fiscal year ended March 31, 2005, and the fiscal years ended March 31, 2013, through March 31, 2019. Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are expected to decrease in the next 12 months as a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in income tax (benefit) provision on our consolidated statements of operations. As of March 31, 2023, 2022, and 2021, we accrued for interest and penalties of $9 million, $10 million, and $11 million, respectively. During fiscal 2022 and fiscal 2021, we recognized tax benefit of $2 million and tax expense of $2 million related to changes in accrued interest and penalties, respectively. During fiscal 2023, we had no tax expense or benefit related to changes in accrued interest and penalties. The main driver of the benefit realized in fiscal 2022 was the reduction in interest rate for uncertain tax positions in Germany as provided under proposed legislation.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the changes in unrecognized tax benefits.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Beginning balance of unrecognized tax benefits	$71	$69	$27
Additions based on tax positions related to the current period	7	5	4
Additions based on tax positions of prior years(1)	28	2	39
Reductions based on tax positions of prior years (2)	(32)	(1)	(1)
Settlements	—	—	(1)
Foreign exchange	(1)	(4)	1
Ending Balance of unrecognized tax benefits	$73	$71	$69
_________________________
(1)Additions based on tax positions of prior years in fiscal 2021 includes $37 million from the acquisition of Aleris. Additions based on tax positions of prior years in fiscal year 2023 includes $19 million for Novelis Germany.
(2)Reductions based on tax positions of prior years in fiscal 2023 includes $24 million for positions of Aleris Germany for years prior to the acquisition of Aleris.

 Income Taxes Payable
Our accompanying consolidated balance sheets include income taxes payable, net of $108 million and $101 million as of March 31, 2023, and 2022, respectively. Of these amounts, $66 million and $67 million are reflected in accrued expenses and other current liabilities as of March 31, 2023, and 2022, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
22. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $69 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2023, were $37 million, of which $19 million was related to undiscounted clean-up costs, $15 million was associated with an increase in environmental reserves, and $3 million was associated with restructuring actions. As of March 31, 2023, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets. As of March 31, 2022, we reported $35 million of total environmental liabilities in our consolidated balance sheet.
 Brazil Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities were $11 million and $18 million as of March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, $7 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $37 million and $38 million as of March 31, 2023, and March 31, 2022, respectively. As of March 31, 2023, $2 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the consolidated statements of operations.

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
During the third quarter of fiscal 2022, Novelis recorded $5 million of additional income in other expenses (income), net, $2 million of which is principal and $3 million of which is interest, related to PIS and COFINS for certain periods.
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
Additionally, during fiscal 2022, Novelis received a final favorable decision to allow the treatment of sales to the Manaus Free Trade Zone ("Manaus") as equivalent to exports that qualify for the tax benefit known as the Special Regime for Reinstatement of Tax Amounts to Exporting Companies ("Reintegra"), which confirmed Novelis' right to calculate the benefit for these sales to Manaus since August 2011. As a result, during fiscal 2022, Novelis recorded a $12 million benefit, $8 million of which is principal recorded in net sales and $4 million is interest recorded in other expenses (income), net. These credits and corresponding interest can be used to offset various Brazilian federal taxes in future years. The credit amounts, interest calculation, and supporting documentation are subject to further validation and scrutiny by tax authorities for five years after the credits are utilized. Thus, credits recognized may differ from these amounts.

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
Prior to fiscal 2023, we also utilized the term Segment Income to refer to Adjusted EBITDA. Both terms have the same definition and there is no difference in the composition or calculation of Adjusted EBITDA for the periods presented and Segment Income previously reported. Under ASC 280, Segment Reporting ("ASC 280"), our measure of segment profitability and financial performance of our operating segments is Adjusted EBITDA, and when used in this context, Adjusted EBITDA is a financial measure prepared in accordance with US GAAP.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Net sales – third party	$7,550	$4,910	$2,824	$2,743	$459	$18,486
Net sales – intersegment	—	149	190	150	(489)	—
Net sales	$7,550	$5,059	$3,014	$2,893	$(30)	$18,486

Depreciation and amortization	$224	$160	$87	$81	$(12)	$540
Income tax provision (benefit)	(39)	(6)	8	125	59	147
Capital expenditures	484	136	99	75	(8)	786

March 31, 2023
Investment in and advances to non–consolidated affiliates	$—	$540	$337	$—	$—	$877
Total assets	4,867	4,166	2,417	2,155	759	14,364

in millions
Selected Operating Results Fiscal 2022	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Net sales – third party	$6,735	$4,545	$2,916	$2,576	$377	$17,149
Net sales – intersegment	—	175	120	62	(357)	—
Net sales	$6,735	$4,720	$3,036	$2,638	$20	$17,149

Depreciation and amortization	$230	$173	$90	$80	$(23)	$550
Income tax (benefit) provision	48	38	61	174	(40)	281
Capital expenditures	172	104	88	88	(6)	446

March 31, 2022
Investment in and advances to non–consolidated affiliates	$—	$508	$324	$—	$—	$832
Total assets	5,084	4,535	2,627	2,115	735	15,096

in millions
Selected Operating Results Fiscal 2021	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$4,551	$3,420	$2,167	$1,783	$355	$12,276
Net sales – intersegment	7	132	15	15	(169)	—
Net sales	$4,558	$3,552	$2,182	$1,798	$186	$12,276

Depreciation and amortization	$235	$173	$88	$71	$(24)	$543
Income tax provision	(27)	22	62	123	58	238
Capital expenditures	184	99	113	94	(5)	485
_________________________
(1)Total assets includes assets of discontinued operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Net income attributable to our common shareholder	$658	$954	$236
Net (loss) income attributable to noncontrolling interests	(1)	1	1
Income tax provision	147	281	238
Loss from discontinued operations, net of tax	2	63	51
Loss on sale of discontinued operations, net of tax	—	—	170
Income from continuing operations before income tax provision	806	1,299	696
Depreciation and amortization	540	550	543
Interest expense and amortization of debt issuance costs	274	227	267
Adjustment to reconcile proportional consolidation(1)	53	56	56
Unrealized (gains) losses on change in fair value of derivative instruments, net	(23)	28	11
Realized (gains) losses on derivative instruments not included in Adjusted EBITDA(2)	(4)	(2)	1
Gain on sale of a business(3)	—	(15)	—
Loss on extinguishment of debt, net	—	64	14
Restructuring and impairment, net	33	1	29
Loss on sale of assets, net	1	8	1
Purchase price accounting adjustments(4)	—	—	29
Metal price lag	130	(166)	6
Business acquisition and other related costs(5)	—	—	11
Other, net(6)	1	(5)	50
Adjusted EBITDA	$1,811	$2,045	$1,714
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized (gains) losses on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives not related to operations.
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
The following table displays Adjusted EBITDA by reportable segment.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
North America	$673	$685	$663
Europe	286	324	285
Asia	339	352	305
South America	522	681	449
Eliminations and Other	(9)	3	12
Adjusted EBITDA	$1,811	$2,045	$1,714

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographical Area Information
As of March 31, 2023, we had 33 operating facilities in nine countries. Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets and other intangible assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.
Net sales by geographical area follows.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
United States	$7,861	$6,982	$4,782
Asia and Other Pacific	2,824	2,916	2,167
Brazil	2,743	2,576	1,783
Canada	148	130	124
Germany	4,323	4,003	3,015
Other Europe	587	542	405
Net sales	$18,486	$17,149	$12,276
Long-lived assets and other intangible assets by geographical area follows.

	March 31,
in millions	2023	2022
United States	$2,593	$2,231
Asia and Other Pacific	857	927
Brazil	830	829
Canada	52	54
Germany	528	548
Other Europe	629	658
Long-lived assets and other intangible assets	$5,489	$5,247
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

in millions	Fiscal 2023	Fiscal 2022	Fiscal 2021
Can	$8,873	$8,689	$6,191
Specialty	4,986	4,616	3,207
Automotive	3,885	3,324	2,512
Aerospace and industrial plate	742	520	366
Net sales	$18,486	$17,149	$12,276
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Ball	16%	17%	15%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Purchases from Rio Tinto as a percentage of total combined metal purchases	8%	8%	8%

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
As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Management's Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2023 is set forth in Part II, Item 8. Financial Statements and Supplementary Data in this report.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of seven directors. All of our directors were appointed by our sole shareholder, Hindalco. Our directors' terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of April 30, 2023.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	55	Chairman of the Board
Clarence J. Chandran(1)(2)	January 6, 2005	74	Director
Gary Comerford	February 7, 2020	73	Director
Dr. Thomas M. Connelly, Jr.	February 7, 2020	71	Director
Satish Pai(1)	August 6, 2013	61	Director
Vikas Sehgal	February 7, 2020	48	Director
Donald A. Stewart(2)	May 15, 2007	76	Director
_________________________
(1)Member of our Compensation Committee
(2)Member of our Audit Committee
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group's leading blue-chip companies including Grasim Industries, UltraTech Cement, Aditya Birla Capital Limited and Aditya Birla Fashion & Retail. Mr. Birla also serves as director on the Board of Aditya Birla Management Corporation Private Limited (as Executive Chairman) and the Group's international companies spanning Thailand, Indonesia, and Egypt. Additionally, Mr. Birla is the Chancellor and member of the Board of Governors of the Birla Institute of Technology & Science, Pilani and has also served as Chairman of the Board of Governors Indian Institute of Management, Ahmedabad and Indian Institute of Technology, Delhi. He is a member of the London Business School's Asia Pacific Advisory Board and has been a member of the National Council of the Confederation of Indian Industry. Mr. Birla's past affiliations include service on the Boards of Maruti Udyog Limited, Tata Iron and Steel Co. Limited, and Air India Limited (as a part-time non-official Director). He was a Director on the Central Board of Directors of the Reserve Bank of India and part-time member on the Board of Securities and Exchange Board of India, and part time non official director of Air India. He was Chairman of the Advisory Committee constituted by the Ministry of Company Affairs and served on the Prime Minister of India's Advisory Council on Trade and Industry. Over the years, Mr. Birla has been conferred several prestigious awards and honors by leading institutions like EY, Forbes, Economic Times, CNBC, CNN-News18, World Economic Forum, etc. Most recently, he was honored with the prestigious Padma Bhushan award (one of India's highest civilian honors) by the Honorable President of India. The award is a testimony to his remarkable journey as an industrialist, businessman, and philanthropist. A Commerce graduate of Bombay University, Mr. Birla is a Chartered Accountant, a member of the Institute of Chartered Accountants of India. He earned an MBA from the London Business School. Mr. Birla brings to the Board significant global leadership experience acquired through his service as a director of numerous corporate, professional and regulatory entities in various regions of the world.
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

Gary Comerford has been a director since 2020 and serves as a member of the Audit Committee. Mr. Comerford serves as President and CEO of CMC Global, a consulting company specializing in international expansion. He also served as past Vice Chair of the Canada India Business Council and past Chair of the Board of Trustees of Brock University. From 2009 to 2014, Mr. Comerford was employed with the Reinsurance Group of America as Executive Vice President and Chief Marketing Officer. Prior to that, he was with Sun Life of Canada, where he held positions of increasing responsibility before retiring as Senior Vice President, International in 2009. Before joining Sun Life, Mr. Comerford held various roles at Canada Permanent Trust Company, including Vice President of Marketing. Mr. Comerford brings extensive financial management and operating experience to the Board.
Dr. Thomas M. Connelly, Jr. has been a director since 2020. Dr. Connelly has served as the Chief Executive Officer of the American Chemical Society since 2015. Previously, Dr. Connelly was employed by DuPont de Nemours, Inc., from 1977 to 2014, where he was responsible for the Applied BioSciences, Nutrition & Health, Performance Polymers, and Packaging & Industrial Polymers businesses. In addition, Dr. Connelly also had responsibility for Science & Technology, Integrated Operations, and geographic regions outside the United States. Dr. Connelly retired in 2014 as Executive Vice President and Chief Innovation Officer of DuPont, where he was a member of the company's Office of the Chief Executive. Dr. Connelly serves on the Board of Grasim Industries Limited and brings to the Board his deep knowledge in the areas of science and global operations.
Mr. Satish Pai has been a director since 2013 and has served as the Managing Director of Hindalco Industries Limited since August 2016. Mr. Pai previously served as Deputy Managing Director of Hindalco Industries Limited from February 2014 to May 2016, and as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28 year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and is a director of Hindalco Industries and also serves as a Director on the Board of BP p.l.c., United Kingdom. He has also been appointed as Vice President in The Indian Institute of Metals and serves as Board Chair of the International Aluminum Institute. Mr. Pai brings extensive industry and global operating experience to the Board.
Mr. Vikas Sehgal has been a director since 2020 and is Executive Vice Chairman of Rothschild & Co. for the South & Southeast Asian region and also serves as Global Partner and Head of the Automotive sector. Prior to joining Rothschild & Co. in 2011, Mr. Sehgal was a partner at Booz & Company, where he worked from 1999 to 2010. Previously, he was employed as an engineer at the Ford Motor Company and Daewoo Motors. Mr. Sehgal has served the World Economic Forum as Chairman of the Global Agenda Council for Automotive and as a member of the Global Future Council for Mobility. He also served on the Board of Houghton International and Infotech Engineering. Mr. Sehgal currently serves as a director of Cyient Limited. Mr. Sehgal also brings a depth of understanding of our business, operations and the global automotive industry which we serve.
Donald A. Stewart has been a director since 2007 and serves as Chairman of the Audit Committee of the Novelis Board of Directors. He retired as Chief Executive Officer and Director of Sun Life Financial Inc. and Sun Life Assurance Company of Canada. Mr. Stewart continues to serve as a director of Sun Life Everbright Life Insurance Company Limited. Mr. Stewart brings extensive financial management and global operating experience to the Board.

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2023.

Name	Age	Position
Steven Fisher	52	President and Chief Executive Officer
Devinder Ahuja	57	Executive Vice President and Chief Financial Officer
Emilio Braghi	55	Executive Vice President and President, Novelis Europe
Christopher Courts	45	Senior Vice President and General Counsel, Corporate Secretary and Compliance Officer
Philippe Meyer	65	Senior Vice President and Chief Technology Officer
Randal Miller	60	Vice President, Treasurer
Roxana Molina	62	Executive Vice President and Chief Procurement Officer
Antonio Tadeu Coelho Nardocci	65	Executive Vice President, Chief Manufacturing Officer and Interim President, Novelis North America
Francisco Pires	54	Senior Vice President and President, Novelis South America
Stephanie Rauls	54	Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
Sachin Satpute	57	Executive Vice President and President, Novelis Asia
H.R. Shashikant	60	Executive Vice President and Chief Human Resources Officer
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

Randal P. Miller is our Vice President, Treasurer. Prior to joining Novelis in July 2008, Mr. Miller served as Vice President and Treasurer of Transocean Offshore Deepwater Drilling from May 2006 to November 2007 where he was responsible for all treasury, banking, and capital markets activities for Transocean and its subsidiaries. From 2001 to 2006, Mr. Miller served as Vice President Finance, Treasurer of Aquila, Inc. Mr. Miller earned his Bachelor of Science from Iowa State University and Master of Business Administration from the University of Missouri - Kansas City.
Roxana Molina joined Novelis in March 2020 as Executive Vice President and Chief Procurement Officer. Prior to joining Novelis, Ms. Molina was employed by Ford Motor Company in Dearborn, Michigan, since 1995. At Ford, Ms. Molina held various leadership roles in the United States, Europe and Brazil, most recently serving as Global Purchasing Director, Engine and Powertrain Installations. She holds a bachelor's degree in industrial engineering from Universidad de Lima, a Master of Business Administration from the University of Texas at Austin, and an Associate of Science, Research on truck body design from Tokyo University of Agriculture and Technology.
Antonio Tadeu Coelho Nardocci has served as our Executive Vice President, Chief Manufacturing Officer and Interim President, Novelis North America since January 2023. Prior to that, Mr. Nardocci served as Executive Vice President and Chief Manufacturing Officer since June 2019, and served as our Senior Vice President and President, Novelis South America since May 2013. Mr. Nardocci has also served as our Senior Vice President and President, Novelis Europe and as our Vice President of Strategy, Innovation and Technology. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, including as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy.
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

Novelis Board of Directors
Our Board of Directors currently has seven members, all of whom are appointed by our sole shareholder. Our Board of Directors has the responsibility for stewardship of Novelis Inc., including the responsibility to ensure that we are managed in the interest of our sole shareholder, while taking into account the interests of other stakeholders. Our Board of Directors supervises the management of our business and affairs and discharges its duties and obligations in accordance with the provisions of: (1) our articles of incorporation and bylaws, (2) the charters of its committees, and (3) other applicable laws and company policies.
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
Corporate Governance
Interested parties may communicate with the Board of Directors, a committee, or an individual director by writing to Novelis Inc., One Phipps Plaza, 3550 Peachtree Road, Suite 1100, Atlanta, GA 30326, Attention: Corporate Secretary - Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.
Committees of Our Board of Directors
Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Each committee is governed by its own charter. According to their authority as set out in their charters, the committees may engage outside advisors at the expense of Novelis.
Audit Committee and Financial Experts
Messrs. Stewart, Chandran, and Comerford are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an "audit committee financial expert" as that term is defined in the rules and regulations of the SEC.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
On May 15, 2007, the Company was acquired by Hindalco through its indirect wholly owned subsidiary AV Metals Inc. pursuant to a plan of arrangement entered into on February 10, 2007. Since the acquisition was completed, all of our common shares have been indirectly held by Hindalco. Following the plan of arrangement effective September 1, 2022, all of our common shares are held directly by AV Minerals (Netherlands) N.V., a wholly owned subsidiary of Hindalco.
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

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP for services rendered for fiscal 2023 and fiscal 2022.

in millions	Fiscal 2023	Fiscal 2022
Audit fees(1)	$8.9	$8.2
All Other Fees(2)	0.3	0.1
Total	$9.2	$8.3
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Qs, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)In fiscal year ended March 31, 2023 this fee included attest services performed over the Company's sustainability efforts and related reporting, as well as for services not included in the Audit, Audit Related, or Tax categories. In the fiscal year ended March 31, 2022 these fee included attest services performed over the Company's application for energy credits, as well as for services not included in the Audit, Audit Related, or Tax categories.
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

Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Operations for fiscal 2023, fiscal 2022, and fiscal 2021
•Consolidated Statements of Comprehensive Income (Loss) for fiscal 2023, fiscal 2022, and fiscal 2021
•Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022
•Consolidated Statements of Cash Flows for fiscal 2023, fiscal 2022, and fiscal 2021
•Consolidated Statements of Shareholder's (Deficit) Equity for fiscal 2023, fiscal 2022, and fiscal 2021
•Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
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

10.1*	Novelis Inc. Change in Control Severance Plan (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K filed on May 8, 2019 (File No. 001-32312))
10.2*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.3*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.4*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))
10.5*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.6*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.7*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.8*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.9*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.10
Amendment No. 10 to Second Amended and Restated Credit Agreement, dated as of August 18, 2022, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32312))

10.11
Amendment No. 11 to Second Amended and Restated Credit Agreement, dated as of March 31, 2023, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.12
Amendment No. 7 to Credit Agreement, dated as of March 31, 2023, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Aleris Incremental Term Loans and as guarantor, AV Minerals (Netherlands) N.V., the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent, and as Collateral Agent

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

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 10, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer)	Date: May 10, 2023
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 10, 2023
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 10, 2023
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 10, 2023
Kumar Mangalam Birla

/s/ Clarence J. Chandran	(Director)	Date: May 10, 2023
Clarence J. Chandran

/s/ Gary Comerford	(Director)	Date: May 10, 2023
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 10, 2023
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 10, 2023
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 10, 2023
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 10, 2023
Donald A. Stewart