Form 10-K/A
period 2023-03-31
Novelis Inc.
filed 2023-06-16
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-32312
Novelis Inc.
(Exact name of registrant as specified in its charter)

Canada	98-0442987
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3550 Peachtree Road NE, Suite 1100 Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)
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
DOCUMENTS INCORPORATED BY REFERENCE: None
Auditor Firm Id: PCAOB ID 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: Atlanta, Georgia
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Novelis Inc. ("we," "our," "us," "Company," and "Novelis") for the year ended March 31, 2023 that was originally filed with the Securities and Exchange Commission (the "SEC") on May 10, 2023 (the "Original Filing"), and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
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
Compensation Discussion & Analysis
This section provides a discussion of the background and objectives of our compensation programs for our named executive officers and other senior management employees. Our named executive officers are determined in accordance with rules of the SEC.

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Executive Vice President, Chief Financial Officer
Sachin Satpute	Executive Vice President and President, Novelis Asia
Thomas Boney (1)	Former Executive Vice President and President, Novelis North America
Emilio Braghi	Executive Vice President and President, Novelis Europe
HR Shashikant	Executive Vice President, Chief Human Resources Officer
________________________
(1)On January 9, 2023, Mr. Boney departed the company.
Compensation Committee and Role of Management
The Compensation Committee ("the Committee) of our Board of Directors ("the Board") is responsible for approving compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Committee acts pursuant to a charter approved by the Board. Our Chief Human Resources Officer serves as the primary management liaison officer for the Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee's responsibilities.
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
The Committee (1) meets annually and reviews prior year performance and approves the distribution of short-term incentive and long-term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short-term incentive targets for executives for the current year, and (3) recommends to the Board the form of long-term incentive award vehicles and vesting performance criteria for the current cycle of the program. The Committee may employ alternative practices when appropriate under the circumstances.
The Committee did not independently engage a third-party compensation consultant in fiscal year 2023. However, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer's analysis with the Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.

For executive compensation benchmarking purposes, we focus on major companies in the manufacturing and materials sectors having revenues in excess of $2 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. This year we shifted away from three large companies with which we compete for talent in the Southeastern United States (Genuine Parts Co, Newell Brands Inc, and Southern Company) and added two companies that are more closely aligned with our industry and with which we compete on a national level for talent (Cleveland-Cliffs Inc and Commercial Metals Company). The peer group considered in management's most recent compensation competitive analysis consisted of the following companies:

Air Products & Chemicals Inc.	Commercial Metals Company	PPG Industries Inc.
Alcoa Corp	Crown Holdings	Reliance Steel & Aluminum Co
Arconic Corp	Eastman Chemical Co	Steel Dynamics
Ball Corp	International Paper Company	United States Steel Corp
Cleveland-Cliffs Inc.	Nucor Corporation	WestRock Company
The Committee retains discretion to set an individual executive's compensation in recognition of the need for flexibility under a particular circumstance. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including cumulative impact of performance, experience and potential, retention needs, job position and/or tenure. In addition, macroeconomic conditions may influence compensation decisions, including incentive pay decisions, as the Committee aligns its focus with the financial needs of the business in times of uncontrollable macroeconomic forces.
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
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive's actual compensation should be linked directly to the Company's financial performance and each individual's personal contribution. Consequently, a substantial portion of an executive's total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual's total direct compensation that is based upon these performance objectives and financial goals should increase as the individual's business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices. The portion of Total Target Compensation that is at risk is:
◦88% for the CEO
◦69% on average for the other named executive officers
•A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance Based Awards: We believe a long-term stake in the sustained financial performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. The portion of Total Target Compensation that is comprised of long-term compensation is:
◦70% for the CEO
◦49% on average for the other named executive officers
Key Elements of Our Compensation Program
Our compensation program consists of four key elements: base pay, short-term (annual) incentives, long-term incentives, and employee benefits. The Committee reviews these compensation elements annually. The Committee also compares the competitiveness of these key elements to companies in our peer group and/or to available compensation survey market data. Our objective for named executive officer compensation in aggregate is to be at or near the market median (50th percentile) for both target total cash compensation and total direct compensation, while varying at the individual level based on factors such as time in role, experience, potential and performance.

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
Short-Term (Annual) Cash Incentives. We believe that an annual incentive opportunity is necessary to attract, retain and reward our executives. Our philosophy concerning annual incentive program design for executives is based on the guiding values below:
•Annual incentives should be directly linked with and clearly communicate the strategic priorities approved by the Board.
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
•Annual incentives (as a percent of base salary) should be comparable with opportunity payouts of executives in other benchmark companies.
•The Committee retains the discretion to adjust, up or down, annual incentives earned based on Company financial performance or business uncertainties that may arise in a particular fiscal year as well as the Committee's subjective assessment of individual performance.
Our Committee and Board, after input from management, normally approve our fiscal year Annual Incentive Plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company's Adjusted EBITDA; (2) the Company's Adjusted Free Cash Flow; (3) the Company's global safety record; and (4) the executive's individual performance in recognition of each individual's unique job responsibilities and annual objectives.
"Adjusted EBITDA" generally means Adjusted EBITDA as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2023, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow. "Adjusted Free Cash Flow" generally means Adjusted Free Cash Flow as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2023, before capital expenditures, working capital financing and other adjustments as determined by the Committee. "Global safety" is generally based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. Each AIP metric will normally have a threshold, target and maximum payout and impact a varying portion of the total annual incentive, which for fiscal year 2023 was as follows:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA	45%	85%	60%	100%	100%	110%	200%
Adjusted Free Cash Flow	45%	60%	50%	100%	100%	140%	200%
Global Safety (1)	10%	n/a	50%	100%	100%	n/a	200%
Individual Performance Multiplier			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)For fiscal year 2023, the threshold DAFW was set at 0.18, the target was set at 0.13, and the maximum was set at 0.08.
Performance results between threshold level and target level or between target level and maximum level are determined by means of straight line interpolation. As an additional overriding condition, overall Novelis Adjusted EBITDA performance for the fiscal year must be at least 75% of the fiscal year target in order for an incentive to be payable. The Committee has the discretion to adjust an AIP payout either up or down from the payout amount determined based on the attainment of performance goals.

For fiscal year 2023, the Committee, in its discretion, determined to grant an additional payout of 30% on AIP given the threshold for the performance was set at a high level to encourage high performance and the Company’s actual performance was impacted by a challenging market environment, including higher input costs in an inflationary environment and lower beverage can shipments driven by customer inventory reductions, among other factors. This additional payout recognizes the strong safety performance of Novelis in fiscal year 2023 while also acknowledging the challenging market environment. As a result, the additional 30% brings the total payout to 70% after which the individual multiplier will apply.
For certain participants identified by the Compensation Committee in its discretion, an Inventory Days modifier will be applied to the Adjusted Free Cash Flow measure. The payout on this measure may increase or decrease by up to 30% based on performance against Inventory Days targets. The inventory multiplier was not met in fiscal year 2023, so the Adjusted Cash Flow measure was reduced by 30%.
The table below displays the 2023 AIP performance objectives and their weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Weighted Score
Adjusted EBITDA	45%	$2,337	$1,898	81%	—%
Adjusted Free Cash Flow(1)	45%	$1,783	$1,249	70%	28%
Global Safety(2)	10%	0.13	0.12	120%	12%
One-time adjustment at discretion of the Compensation Committee					30%
Total Performance Score					70%
________________________
(1)For Messrs. Fisher, Ahuja, Satpute, Boney and Braghi, Adjusted Free Cash Flow is subject to an inventory days modifier. For fiscal year 2023, the inventory results did not meet the threshold, therefore, the payout of the Adjusted Free Cash Flow portion of the AIP calculation was adjusted by -30%, resulting in achievement percentage of 20% and a Total Business Score of 62% for these executives.
(2)For Mr. Fisher, payout for the entire global safety performance metric for the region in which the fatality occurs will be 0% if a fatality occurs during fiscal year 2023. There were no fatalities during fiscal year 2023 so he receives the full safety score.

"2023 AIP Payout" column in the table below shows the final amounts to be paid under our 2023 AIP (based on final business performance score and individual performance multipliers), which are also shown in the Summary Compensation Table.

Name	Target Incentive as Percentage of Salary	Target Incentive ($)	Total Business Performance Score(2)	Payout Before Individual Multiplier	Individual Performance Multiplier	2023 AIP Payout ($)
Steven Fisher	140%	1,610,000	62%	998,200	100%	998,200
Devinder Ahuja	85%	595,000	62%	368,900	100%	368,900
Sachin Satpute	60%	229,219	62%	142,116	100%	142,116
Thomas Boney(1)	65%	321,100	62%	199,082	n/a	155,284
Emilio Braghi	65%	357,233	62%	221,485	100%	221,485
HR Shashikant	60%	353,400	70%	247,380	100%	247,380
________________________
(1)Mr. Boney's payout is prorated 78% based on number of days worked during the performance period
(2)For Messrs. Fisher, Ahuja, Satpute, Boney and Braghi, Adjusted Free Cash Flow is subject to an inventory days modifier. For fiscal year 2023, the inventory results did not meet the threshold, therefore, the payout of the Adjusted Free Cash Flow portion of the AIP calculation was adjusted by -30%, resulting in achievement percentage of 20% and a Total Business Score of 62% for these executives.
The AIP provides that a prorated incentive is payable on an executive's death, disability or "retirement" (which means a termination after reaching age 65 or attaining age and years of service greater than or equal to 65 with a minimum age of 55), on an involuntary termination of employment following a "change in control" of the Company or the executive's involuntary termination without cause. On any other termination of employment, unvested awards are forfeited. "Change in control" generally means: (i) acquisition of 35% or more of the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; (ii) replacement of a majority of the members of the Board during any 12-month period; (iii) merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group; or (iv) the sale or disposition of all or substantially all of the Company's assets.
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
•The value of long-term incentives as a percentage of salary should be competitive with opportunity payouts of executives in other benchmark companies.
The Committee approved a long-term incentive plan ("LTIP") covering fiscal years 2023 through 2025. Consistent with prior fiscal years, the Committee determined that LTIP payouts should continue to be tied equally to Hindalco stock performance and to Novelis-specific performance over a three-year performance cycle. The Committee also determined that the following long-term incentive forms of award should continue to be used: Hindalco stock appreciation rights ("Hindalco SARs"), Hindalco restricted stock units ("Hindalco RSUs") and Novelis Performance Units ("Novelis PUs").

Long-Term Incentive Type	Weighting	Performance Measure	Vesting Schedule	Threshold	Maximum
Hindalco SARs	20%	Hindalco Share Price	3 year pro rata	Must achieve 75% of EBITDA	300%
Hindalco RSUs	30%	Hindalco Share Price	3 year pro rata	None	300%
Novelis PUs	50%	Return on Capital Employed	3 year cliff vest	50%	200%

For the Hindalco SARs, which typically comprise 20% of the executive's LTIP, the fiscal year 2023 results of Adjusted EBITDA were above the threshold of 75%. Each Hindalco SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise, based on the closing price of a Hindalco share, as published by BSE (formerly known as Bombay Stock Exchange) on the exercise date. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Except as provided below, a participant may exercise a vested Hindalco SAR that is in the money before the end of the term, and a vested Hindalco SAR for U.S. taxpayers will automatically be exercised when the maximum value is achieved.
Hindalco RSUs normally comprise 30% of the executive's LTIP opportunity and are not subject to performance criteria. Each Hindalco RSU will be settled in cash within 90 days following the applicable anniversary vesting date, based on the average of the high and low prices of a Hindalco share, as published by BSE on the vesting date. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant.
Neither Hindalco SARs nor Hindalco RSUs transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs comprise the remaining portion (50%) of the executive's LTIP and vest on the third anniversary following the date of award subject to the executive's continued service with the Company through such date (except as provided below). Following the close of the three-year performance period, the number of units earned will be calculated based on the Company's average return on capital employed or "ROCE" (which is the Company's net operating profit after tax divided by the fiscal year average capital employed, which means book debt, plus book equity, plus goodwill impairment, less certain cash and plus new impairment impacting equity) over the performance period. Performance results between threshold level (50%) and target level (100%) or between target level and maximum level (200%) are determined by means of straight line interpolation. In the event that the Company completes a significant strategic transaction during the performance period, the Committee may modify the ROCE targets. Novelis PUs are settled in cash within two fiscal quarters following vesting and Committee approval of performance, but in no event later than March 15th of the year following the end of the performance period.
The ROCE target for the Novelis PUs with a performance period beginning April 1, 2020 and ending March 31, 2023 was 12.6%. The Committee determined that ROCE was achieved at 12.9%. The payouts of the Novelis PUs with an April 1, 2020 to March 31, 2023 performance cycle are reported in the Summary Compensation Table below as the "2021 LTIP." Currently, there are three outstanding three-year performance cycles for the Novelis PUs as follows: April 1, 2021 to March 31, 2024, April 1, 2022 to March 31, 2025 (these grants are reported in the Grants of Plan-Based Awards in Fiscal 2023 below) and April 1, 2023 to March 31, 2026.
Under the 2023 LTIP, Hindalco SARs, Hindalco RSUs and Novelis PUs will be treated as follows on an executive's termination of employment or in connection with a change in control:
a.Death or Disability. On an executive's death or disability, all unvested Hindalco SARs will vest and remain exercisable for one year (but not beyond the Hindalco SAR's term), and all Hindalco RSUs will become vested and will be settled within 90 days after the applicable anniversary vesting date. All Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period at the same time as all other PUs.
b.Retirement. On an executive's "retirement" (which has the same meaning as "retirement" under the AIP as described above) after the first anniversary of the grant date, all unvested Hindalco SARs will continue to vest and remain exercisable until the third anniversary of the retirement date, and all vested Hindalco SARs are exercisable until the end of the term. If the executive’s retirement is before the first anniversary of the grant date, all unvested Hindalco SARs are forfeited. All Hindalco RSUs will vest on a prorated basis, and all vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date. All Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period, subject to achievement of the performance thresholds.
c.Involuntary Termination Without Cause related to a Change in Control. Upon an involuntary termination of employment without cause within 12 months after a "change in control," all Hindalco SARs will be vested and deemed exercised and settled as soon as practicable; and all Hindalco RSUs will vest and be settled within 90 days after the termination of employment. Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period at the same time as other PUs, subject to achievement of the performance thresholds. "Change in control" has the same meaning as "change in control" under the AIP.
d.Involuntary Termination Without Cause Unrelated to Change in Control. On an executive's involuntary termination by the Company without cause outside of the 12-month period following a Change in Control, all unvested Hindalco SARs will vest on a prorated basis and remain exercisable for 90 days (but not beyond the Hindalco SAR's term). All Hindalco RSUs will vest on a prorated basis and vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date. All Novelis PUs will vest on a prorated basis and are settled at the end of the performance period at the same time as other PUs, subject to achievement of the performance thresholds.

e.Intercompany Transfers within Aditya Birla Group but outside Novelis. On an executive’s intercompany transfer outside of the Company, all unvested Hindalco SARs that are scheduled to vest within the six-month period after the transfer will continue to vest subject to the performance goals and must be exercised by the end of the term. All other Hindalco SARs will be forfeited. All Hindalco RSUs that are scheduled to vest within the six-month period after the transfer will vest immediately and will be settled within 90 days after the applicable anniversary vesting date. All Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period, subject to achievement of the performance thresholds.
f.Voluntary Termination. Upon a voluntary termination by the executive, all vested Hindalco SARs must be exercised within 90 days after the termination date. All vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested awards will be forfeited.
g.Involuntary Termination with Cause. Upon an involuntary termination by the Company for cause, all vested and unvested Hindalco SARs will be forfeited. All vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested Hindalco RSUs and Novelis PUs will be forfeited.
On any other termination of employment, unvested awards are forfeited.
Certain changes were made to the 2023 LTIP (relative to the 2022 LTIP) to adjust payment timing of certain awards.
The table below shows the aggregate target long-term incentive of our named executive officers under the 2023 LTIP. The Indian Rupee exchange rate is fixed on the date of the LTIP award so that the awards are not subject to fluctuating currency exchange rates.

Named Executive Officer	2023 LTIP Target Award ($)
Steven Fisher	6,500,000
Devinder Ahuja	2,000,000
Sachin Satpute	600,000
Thomas Boney	640,000
Emilio Braghi	750,000
HR Shashikant	760,000
Employee Benefits. Our named executive officers are eligible to participate in our broad-based retirement, health and welfare, and other employee benefit plans on the same basis as other Company employees. In addition to these broad-based plans, some of our named executive officers may be eligible to participate in our non-qualified retirement plan, as described below, which is designed to provide levels of retirement benefits that are not limited by the broad-based retirement plan maximums mandated by certain regulatory restrictions. Our named executive officers are also eligible for certain limited personal benefits, such as a car allowance, Company-paid executive life insurance, payment of certain expatriate expenses, tax payments for foreign assignments, a home security system, an executive physical, and tax preparation services, which we may provide through an executive flexible allowance for use at the discretion of the executive. We do not view our executive personal benefits as a significant element of our overall compensation structure. See the All Other Compensation column and related footnotes to the Summary Compensation Table for further information about personal benefits.

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
•Payment equal to the executive's accrued time off;
•Payment equal to two times annual base salary and the executive's target AIP;
•Payment of the executive's target short-term incentive (prorated, as applicable) for the year of termination;
•Payment equal to 24 months of the full monthly premium charged for coverage under the Company's group medical plan at the executive's then-current level of coverage;
•Continuation of coverage under the Company's group life insurance plan for a period of 24 months;
•A benefit amount equal to 24 months of additional credit for benefit accrual or contribution purposes, if applicable, under the Company's tax-qualified and non-qualified retirement plans, which equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 24 months following termination of employment, as determined by the Company; and
•Accelerated vesting, if applicable, under the Company's retirement plans.
Such severance payments and benefits are conditioned on the executive executing a release of claims in favor of the Company. "Cause" generally means: (i) conviction of any crime constituting a felony; (ii) willful and material violation of the Company's policies including, but not limited to, those relating to sexual harassment and confidential information; (iii) willful misconduct in the performance of duties; or (iv) willful failure or refusal to perform the executive's material duties and responsibilities which is not remedied within 10 days after written demand. "Good reason" generally means, without the executive's written consent and subject to certain notice and cure rights of the Company: (i) a material reduction in the executive's position, duties, reporting relationships, responsibilities, authority, or status within the Company; (ii) a material reduction in base salary and target short term and long term incentive opportunities; (iii) any requirement to relocate more than 50 miles from the area in which the executive regularly performs his or her duties for the Company; or (iv) any material failure of the Company to comply with its obligations under the CIC Plan. "Change in control" generally means: (i) acquisition of 35% or more of the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; (ii) replacement of a majority of the members of the Board during any 12-month period without the approval of a majority of the Board members prior to such replacement; (ii) merger or consolidation of the Company with any other entity not affiliated with the Aditya Birla Group; (iii) the approval by the shareholders of a complete liquidation or dissolution of the company; or (iv) the sale or disposition of all or substantially all of the Company's assets.
Severance Compensation Arrangements. We have entered into offer letters with Mr. Fisher and Mr. Ahuja which provide that the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," not in connection with a change in control of the Company. If Mr. Fisher or Mr. Ahuja is involuntarily terminated, then he will receive:
•Severance amounts payable in a lump sum equal to two times (for Mr. Fisher) or 1.5 times (for Mr. Ahuja) annual base salary and the executive's target AIP, each determined at the level in effect as of the date of their appointments to the Company, less any other retention or severance payments paid or payable by the Company outside of the offer letter;
•Cash lump sum amount to assist the executive with post-employment medical continuation coverage equal to the COBRA premium charged under the Company's group medical plan for 12 months, grossed up for taxes using an assumed tax rate of 40%;
•Continuation of coverage under the Company's group life insurance plan for a period of 12 months;
•A benefit equal to 12 months of additional credit for benefit accrual or contribution purposes, if applicable, under the Company's tax-qualified and non-qualified retirement plans, which equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months following the change in control, as determined by the Company; and
•Accelerated vesting, if applicable, under the Company's retirement plans.
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
We have also entered into an offer letter with Emilio Braghi and Sachin Satpute that provides that the Company will pay their moving expenses in accordance with the Company's domestic and foreign policy for Mr. Braghi and Mr. Satpute, their families and their household goods and furniture if employment is terminated by either Mr. Braghi or Mr. Satpute for good reason or at the Company's option.
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

Compensation Committee Report
The Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Committee’s review and discussions with management, the Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal year 2023.
The foregoing report is provided by the following directors, who constitute the Committee:
Mr. Clarence J. Chandran, Chairman
Mr. Satish Pai

Summary Compensation Table
The "Summary Compensation Table" below sets forth information regarding compensation for our named executive officers for fiscal year 2023 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars, as adjusted by the March 31, 2023 exchange rate.
The table includes:
•Base salary earned
•Stock awards granted (Hindalco RSUs under our LTIP)
•Option awards granted (Hindalco SARs under our LTIP)
•Non-Equity Incentive Plan Compensation (cash payments for AIP and vested Novelis PUs)
•Changes in Pension Value, represents the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under the Samsung Life Insurance Defined Benefit Plan, in which Mr. Satpute was the only named executive officer to participate
•All other compensation includes the combined value of each named executive officer’s perquisites, personal benefits and compensation that is not otherwise reflected in the Summary Compensation Table and is detailed in the "All Other Compensation Table" that follows

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Options Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value ($)	All Other Compensation ($)(3)	Total Compensation ($)
Steven Fisher	2023	1,137,500	—	1,740,000	1,860,000	4,118,200	—	260,971	9,116,671
	2022	1,087,500	—	1,740,000	1,860,000	5,666,810	—	308,669	10,662,979
	2021	1,050,000	—	1,440,000	1,460,000	5,140,730	—	293,218	9,383,948
Devinder Ahuja	2023	690,850	—	540,000	560,000	1,018,900	—	117,237	2,926,987
	2022	652,550	—	330,000	420,000	1,386,919	—	108,180	2,897,649
	2021	620,000	—	300,000	200,000	1,323,994	—	157,386	2,601,380
Sachin Satpute	2023	378,358	—	180,000	120,000	532,116	38,978	1,135,780	2,385,232
	2022	391,750	—	195,000	130,000	762,849	39,090	1,535,431	3,054,120
	2021	406,275	—	180,000	120,000	843,007	42,205	823,071	2,414,558
Thomas Boney	2023	379,050	—	192,000	128,000	415,284	—	923,757	2,038,091
Emilio Braghi	2023	544,303	—	225,000	150,000	708,985	—	198,239	1,826,527
	2022	522,392	—	243,750	162,500	994,256	—	194,654	2,117,552
	2021	504,039	—	225,000	150,000	1,093,806	—	252,172	2,225,017
HR Shashikant	2023	575,500	—	228,000	152,000	702,380	—	168,752	1,826,632
	2022	526,250	—	227,502	151,668	882,579	—	179,781	1,967,780
	2021	489,193	—	210,000	140,000	860,600	—	561,202	2,260,995
________________________
(1)These amounts reflect the grant date fair value of the Hindalco RSUs and Hindalco SARs granted under our LTIP, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found under the captions "Share-Based Compensation" in Note 14 in our 2023 Annual Report on Form 10-K.
(2)Includes cash awards to be paid under the 2023 AIP and Novelis PUs granted under our 2021 LTIP. The detail for each Executive is as follows:
Mr. Fisher - 2023 AIP $998,200; Novelis PUs $3,120,000.
Mr. Ahuja - 2023 AIP $368,900; Novelis PUs $650,000.
Mr. Satpute - 2023 AIP $142,116; Novelis PUs $390,000.
Mr. Boney - 2023 AIP $155,284; Novelis PUs $260,000.
Mr. Braghi - 2023 AIP $221,485; Novelis PUs $487,500.
Mr. Shashikant - 2023 AIP $247,380; Novelis PUs $455,000.
(3)The amounts shown in this column reflect the values from the All Other Compensation table below.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Non-qualified Plans ($)(1)(2)	Group Life Insurance ($)(3)	Relocation, Assignee and Housing Related Payments ($)(4)(5)(6)	Other Perquisites and Personal Benefits ($)(7)(8)(9)	Other Payments ($)(10)(11)	Total ($)
Steven Fisher	190,798	5,040	—	65,133	—	260,971
Devinder Ahuja	63,222	3,391	—	50,624	—	117,237
Sachin Satpute	—	—	1,088,623	47,157	—	1,135,780
Thomas Boney	40,797	1,899	—	46,081	834,980	923,757
Emilio Braghi	122,260	—	14,855	51,244	9,880	198,239
HR Shashikant	56,634	2,764	54,343	55,011	—	168,752
________________________
(1)For Messrs. Fisher, Ahuja, Boney and Shashikant this amount includes (i) the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) up to 9.5% of their eligible compensation and (ii) the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of their compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($305,000 for the 2022 calendar year).
The detail for Messrs. Fisher, Ahuja, Boney and Shashikant is as follows:
Mr. Fisher - tax qualified defined Company contribution 30,715; Supplemental Executive Retirement Plan Company contributions 160,083
Mr. Ahuja - tax qualified defined Company contribution 21,782; Supplemental Executive Retirement Plan Company contributions 41,440
Mr. Boney - tax qualified defined Company contribution 8,095; Supplemental Executive Retirement Plan Company contributions 32,702
Mr. Shashikant - tax qualified defined Company contribution 18,974; Supplemental Executive Retirement Plan Company contributions 37,660
(2)For Mr. Braghi, this amount represents: (i) $27,567, which is the amount the Company contributed to the Gemini Basis Plan (a tax-qualified defined contribution plan) equal to 13.8% of Mr. Braghi's eligible compensation; and (ii) $94,693, which is the amount the Company contributed to the Gemini Supplemental Plan (a tax-qualified defined contribution plan) equal to 23% of Mr. Braghi's eligible compensation.
(3)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(4)For Mr. Satpute, this amount includes $852,320 and $105,463 related to tax payments for foreign assignment, $127,307 for housing, the remaining amount is for utilities and immigration expenses.
(5)For Mr. Braghi, this amount includes $14,855 related to tax payments for foreign assignment.
(6)For Mr. Shashikant, this amount includes $51,000 for expatriate expenses and $3,343 related to tax payments for foreign assignment.
(7)For Messrs. Fisher, Ahuja, Boney and Shashikant this amount includes (i) an executive flexible allowance, (ii) a home security system and (iii) an executive physical, if utilized. The amounts for the executive flexible allowance are $60,000, $50,000, $40,385 and $48,000 for Messrs. Fisher, Ahuja, Boney and Shashikant respectively. For Mr. Boney, this amount also includes the value of outplacement services. For Mr. Shashikant, this amount also includes fees related to tax planning/preparation. The remaining amounts are comprised of payments for a home security system and an executive physical, if utilized.
(8)For Mr. Satpute, this amount includes $18,040 for an auto lease and $18,881 for Hindalco medical insurance. The remaining amount is for fuel costs, tax planning/preparation, Korean national pension, and bank charges.
(9)For Mr. Braghi, this amount includes $19,144 for medical coverage, $18,292 for an auto lease and $7,645 for fuel costs. The remaining amount is for payments for tax planning/preparation and auto insurance coverage.
(10)For Mr. Boney, this amount represents a severance payment in the amount of $815,000, payments for continuation of medical coverage in the amount of $15,000 and continuation of Group Life coverage in the amount of $4,980.
(11)For Mr. Braghi, this amount represents payments for a Swiss child and family allowance, Company-paid lunches, long-term sickness coverage, and voluntary accident insurance coverage.

Grants of Plan-Based Awards in Fiscal Year 2023
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal year 2023. The awards comprise:
•cash awards granted under the AIP (awards can range between 0% and 200% of target)
•Hindalco SARs, Hindalco RSUs and Novelis PUs granted under the LTIP for the fiscal year 2023 to fiscal year 2025 three-year performance period
The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

Name	Award Type	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
			Threshold ($)	Target ($)	Maximum ($)
Steven Fisher	AIP	6/3/2022	—	1,610,000	3,220,000	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	328,446	—	—	1,740,000
	Hindalco SAR	6/3/2022	—	—	—	—	825,917	5.30	1,860,000
	Novelis PU	6/3/2022	1,450,000	2,900,000	5,800,000	—	—	—	—
Devinder Ahuja	AIP	6/3/2022	—	595,000	1,190,000	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	101,932	—	—	540,000
	Hindalco SAR	6/3/2022	—	—	—	—	248,663	5.30	560,000
	Novelis PU	6/3/2022	450,000	900,000	1,800,000	—	—	—	—
Sachin Satpute	AIP	6/3/2022	—	229,219	458,438	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	33,978	—	—	180,000
	Hindalco SAR	6/3/2022	—	—	—	—	53,285	5.30	120,000
	Novelis PU	6/3/2022	150,000	300,000	600,000	—	—	—	—
Thomas Boney	AIP	6/3/2022	—	321,100	642,200	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	36,243	—	—	192,000
	Hindalco SAR	6/3/2022	—	—	—	—	56,838	5.30	128,000
	Novelis PU	6/3/2022	160,000	320,000	640,000	—	—	—	—
Emilio Braghi	AIP	6/3/2022	—	357,233	714,466	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	42,472	—	—	225,000
	Hindalco SAR	6/3/2022	—	—	—	—	66,607	5.30	150,000
	Novelis PU	6/3/2022	187,500	375,000	750,000	—	—	—	—
HR Shashikant	AIP	6/3/2022	—	353,400	706,800	—	—	—	—
	Hindalco RSU	6/3/2022	—	—	—	43,038	—	—	228,000
	Hindalco SAR	6/3/2022	—	—	—	—	67,495	5.30	152,000
	Novelis PU	6/3/2022	190,000	380,000	760,000	—	—	—	—
________________________
(1)Figures reflect the grant date fair value of the equity awards reported in the previous columns determined pursuant to FASB ASC Topic 718.

Outstanding Equity Awards as of March 31, 2023
The following table provides information with respect to unexercised Hindalco SARs, whether vested or unvested, and unvested Hindalco RSUs held by our named executive officers as of March 31, 2023. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

		Hindalco SARs				Hindalco RSUs
Name	LTIP Year (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	FY2023	—	825,917	5.30	6/3/2029	328,446	1,717,146
	FY2022	281,121	562,240	5.33	6/8/2028	217,750	1,211,979
	FY2021	—	803,886	1.56	5/6/2027	307,634	1,439,994
Devinder Ahuja	FY2023	—	248,663	5.30	6/3/2029	101,932	532,910
	FY2022	—	126,958	5.33	6/8/2028	41,298	229,861
	FY2021	—	110,121	1.56	5/6/2027	64,091	300,001
Sachin Satpute	FY2023	—	53,285	5.30	6/3/2029	33,978	177,640
	FY2022	19,649	39,296	5.33	6/8/2028	24,403	135,825
	FY2021	—	66,073	1.56	5/6/2027	38,454	179,998
Thomas Boney	FY2023	—	—	5.30	6/3/2029	12,922	67,557
	FY2022	—	—	5.33	6/8/2028	16,100	89,611
	FY2021	—	—	1.56	5/6/2027	25,637	120,003
Emilio Braghi	FY2023	—	66,607	5.30	6/3/2029	42,472	222,048
	FY2022	24,561	49,120	5.33	6/8/2028	30,504	169,783
	FY2021	50,592	82,590	1.56	5/6/2027	48,067	224,995
HR Shashikant	FY2023	—	67,495	5.30	6/3/2029	43,038	225,007
	FY2022	22,924	45,846	5.33	6/8/2028	28,470	158,462
	FY2021	—	77,084	1.56	5/6/2027	44,863	209,998
________________________
(1)FY2023 represents awards granted on June 3, 2022, that vest in equal installments on each of June 3, 2023, June 3, 2024, and June 3, 2025. FY2022 represents awards granted on June 8, 2021 that vest in equal installments on each of June 8, 2022, June 8, 2023 and June 8, 2024. FY2021 represents awards granted on May 6, 2020 that vest in equal installments on each of May 6, 2021, May 6, 2022 and May 6, 2023.
Option Exercises and Stock Vested in Fiscal Year 2023
The table below sets forth the information regarding Hindalco SARs that were exercised and Hindalco RSUs that were settled during the fiscal year. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the last day of the month before the award was settled.

	Hindalco SARs		Hindalco RSUs
Name	Number of Shares Acquired on Exercise, but Settled in Cash (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting, but Settled in Cash (#)	Value Realized on Vesting ($)(2)
Steven Fisher	1,221,749	2,919,995	583,839	3,121,490
Devinder Ahuja	230,842	454,342	119,599	639,034
Sachin Satpute	100,418	240,000	71,572	382,381
Thomas Boney	221,073	458,777	53,592	283,483
Emilio Braghi	74,930	206,612	89,465	477,976
HR Shashikant	111,431	260,002	80,015	423,656
________________________
(1)The dollar amount realized on exercise is determined by multiplying the number of shares of stock underlying the Hindalco SARs being exercised by the fair market value of Hindalco stock underlying the Hindalco SARs on the exercise date, less the exercise price. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by BSE on the exercise date. If a Hindalco SAR is exercised when BSE is closed, then the closing price on the preceding date BSE was open is used.

(2)The dollar amount realized on vesting is determined by multiplying the number of shares of stock underlying the Hindalco RSUs that vested during the 2022 fiscal year by the fair market value of Hindalco stock underlying the Hindalco RSUs on the vesting date. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by BSE on the vesting date. If a Hindalco RSU becomes vested when BSE is closed, then the value of each Hindalco RSU will be the average of the next available day's high and low prices.
Pension Benefits in Fiscal Year 2023
Mr. Satpute is the only named executive officer who participates in a defined benefit retirement plan. The benefit amount is pre-defined by a formula linked to final pay level, generally the average of the last three months of pay. The table below sets forth information regarding the present value as of March 31, 2023 of the accumulated benefits of our named executive officers under our defined benefit pension plans (both qualified and non-qualified).

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Sachin Satpute	Samsung Life Insurance Defined Benefit Plan	7	217,531	—
Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan for fiscal year 2023. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, 75% of their base salary and annual incentive pay (including the AIP payout (not to exceed 100% of target) and up to 75% of the payout from settled PUs) that otherwise may not be deferred under the Company's tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations. For fiscal year 2023, the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan an amount equal to 9.5% of participants' compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($305,000 for the 2022 calendar year). Participants elect to notionally invest their account balances among a variety of investment options in an array of asset classes, and earnings are based on the equivalent returns from the elected investment options. Because the plan does not provide above market, fixed rates of return, earnings or losses under the plan are not included in the "Summary Compensation Table" above. Accounts are payable on a date specified by the participant or upon the participant’s separation from service. Participants elect the form of distribution of their accounts at enrollment, which distributions may be paid in a lump sum or annual installments from two to five years. Company contributions vest after three years of service but become 100% vested upon a participant’s death or disability, a change in control or a permanent workforce reduction. Participants’ accounts attributable to Company contributions are paid in five annual installments or a lump sum, depending on the value of the account.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Steven Fisher	—	160,083	(144,436)	—	2,416,906
Devinder Ahuja	790,419	41,440	(97,811)	—	2,251,060
Thomas Boney	—	32,702	(23,591)	—	348,303
HR Shashikant	441,290	37,660	(70,773)	—	1,827,735
________________________
(1)The amounts reported in this column are also included in the "All Other Compensation" column in the Summary Compensation Table above.
(2)None of the amounts reported in this column are reported in the Summary Compensation Table because the Company does not pay above-market or preferential earnings on deferred compensation.
(3)The amounts reported in this column include amounts reported in the Summary Compensation Table and amounts previously reported in the Summary Compensation Table for previous years when earned if the named executive officer's compensation was required to be disclosed in a previous year. Amounts previously reported in such years may include previously earned, but deferred, salary, AIP payouts and Novelis PUs.

Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2023, upon: (i) retirement, (ii) involuntary termination of employment by the Company without cause or by the executive for good reason (as defined above under "CIC severance"), (iii) involuntary termination of employment by the Company without cause or by the executive for good reason in connection with a change in control, as provided in the CIC Plan, (iv) upon the executive's death or disability, or (v) voluntary termination or termination with cause. This section, however, does not reflect any payments or benefits that would be paid or provided to our salaried employees generally including accrued salary and vacation pay, regular retirement plan benefits, or normal retirement, death or disability benefits that are payable under plans that do not discriminate in favor of the named executive officers in scope, terms or operation. See Employment-Related Agreements above for a discussion of change in control and severance compensation arrangements for our named executive officers.

Name	Type of Payment	Retirement($) (10)	Termination Without Cause or With Good Reason ($)	CIC-related Termination Without Cause or With Good Reason ($)	Death or Disability ($)	Voluntary Termination or Termination With Cause ($)
Steven Fisher	Short-Term Incentive Pay(3)	—	998,200	1,610,000	998,200	—
	Long-Term Incentive Plan(4)	—	10,354,469	11,592,634	11,592,634	—
	Severance(5)	—	3,000,000	5,520,000	—	—
	Retirement plans(6)	—	190,798	381,596	—	—
	Continuation of health coverage(7)	—	44,497	52,349	—	—
	Continued group life insurance coverage(8)	—	5,040	10,080	—	—
	Total	—	14,593,004	19,166,659	12,590,834	—
Devinder Ahuja	Short-Term Incentive Pay(3)	—	368,900	595,000	368,900	—
	Long-Term Incentive Plan(4)	—	2,185,112	2,519,469	2,519,469	—
	Severance(5)	—	1,320,000	2,590,000	—	—
	Retirement plans(6)	—	63,222	126,445	—	—
	Continuation of health coverage(7)	—	32,391	38,107	—	—
	Continued group life insurance coverage(8)	—	3,528	7,056	—	—
	Total	—	3,973,153	5,876,077	2,888,369	—
Sachin Satpute(1)	Short-Term Incentive Pay(3)	142,116	142,116	229,219	142,116	—
	Long-Term Incentive Plan(4)	1,174,483	1,174,483	1,302,656	1,302,656	—
	Severance(5)	—	—	1,222,502	—	—
	Retirement plans(6)	—	—	4,521	—	—
	Continuation of health coverage(7)	—	—	37,762	—	—
	Continued group life insurance coverage(8)	—	—	—	—	—
	Total	1,316,599	1,316,599	2,796,660	1,444,772	—
Thomas Boney(2)	Short-Term Incentive Pay(3)	—	155,284	—	—	—
	Long-Term Incentive Plan(4)	—	1,067,849	—	—	—
	Severance(5)	—	815,000	—	—	—
	Retirement plans(6)	—	32,702	—	—	—
	Continuation of health coverage(7)	—	15,000	—	—	—
	Continued group life insurance coverage(8)	—	4,980	—	—	—
	Total	—	2,090,815	—	—	—
Emilio Braghi	Short-Term Incentive Pay(3)	221,485	221,485	357,233	221,485	—
	Long-Term Incentive Plan(4)	1,458,414	1,458,414	1,619,314	1,619,314	—
	Severance(5)(9)	—	21,500	1,813,646	—	—
	Retirement plans(6)	—	—	244,520	—	—
	Continuation of health coverage(7)	—	—	38,287	—	—
	Continued group life insurance coverage(8)	—	—	—	—	—
	Total	1,679,899	1,701,399	4,073,000	1,840,799	—
HR Shashikant	Short-Term Incentive Pay(3)	247,380	247,380	353,400	247,380	—
	Long-Term Incentive Plan(4)	1,390,356	1,390,356	1,549,188	1,549,188	—
	Severance(5)	—	—	1,884,800	—	—
	Retirement plans(6)	—	—	113,269	—	—
	Continuation of health coverage(7)	—	—	34,899	—	—
	Continued group life insurance coverage(8)	—	—	5,937	—	—
	Total	1,637,736	1,637,736	3,941,493	1,796,568	—
________________________
(1)The terms of separation for Mr. Satpute, an international expatriate from the Aditya Birla Group (ABG), assume his return to employment with ABG at the conclusion of his assignment with Novelis.
(2)On January 9, 2023, Thomas Boney, Executive Vice President of Novelis Inc. and President, Novelis North America, departed the company. These amounts represent the actual payments paid or expected to be paid as a result of his separation.
(3)These amounts reflect the executives' actual AIP payment for fiscal year 2023, or the annual incentive target in the case of CIC.
(4)These amounts reflect the estimated value of the vested Hindalco SARs, Hindalco RSUs and Novelis PUs granted pursuant to our LTIP as follows: (i) with respect to the Hindalco SARs and Hindalco RSUs, estimated using the price per share of Hindalco stock on March 31, 2023 and (ii) with respect to the Novelis PUs, estimated using the applicable target award.
(5)These amounts are estimates of payments that would be paid pursuant to our CIC Plan, the executive's offer letter or local law and practice, as applicable.

(6)The retirement benefit represents 12 months (or 24 months in the case of a change in control severance) of additional benefit accrual or contribution credit, as applicable, under our tax-qualified and non-qualified retirement plans. This benefit equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months (or 24 months in the case of a change in control severance), as determined by the Company.
(7)This amount is intended to assist the executive in paying post-employment health coverage for 12 months (or 24 months in the case of a change in control severance).
(8)This amount represents the estimated value of 12 months (or 24 months in the case of a change in control severance) of additional coverage under our group and executive life insurance plans.
(9)This amount includes $21,500, which is the estimated cost of moving expenses that may be payable to Mr. Braghi, at the discretion of his manager, in connection with his relocation from Switzerland to Italy following termination of employment.
(10)These amounts are estimates of payments that would be paid to executives if they meet the criteria for Retirement based on the respective Plan Documents for AIP and LTIP. Only Mr. Satpute, Mr. Braghi, and Mr. Shashikant are eligible for Retirement on March 31, 2023.
An executive is required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. Each agreement also contains a non-competition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 24 months following termination of employment.
Director Compensation for Fiscal Year 2023
The Chairman of our Board of Directors is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if they are a member of our Audit Committee. Directors' fees are ordinarily paid in quarterly installments. Since July 2008, our Chairman, Mr. Birla, has declined to receive the director compensation to which he is entitled.
The table below sets forth the total compensation earned by our directors for fiscal year 2023. In addition, all directors receive reimbursement for out of pocket expenses associated with attending board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Askaran K. Agarwala(1)	37,500
Clarence J. Chandran	155,000
Gary Comerford(2)	151,250
Thomas M. Connelly	150,000
Satish Pai	150,000
Vikas Sehgal	150,000
Donald A. Stewart	175,000
________________________
(1)Mr. Agarwala retired from the Board of Directors in June 2022, therefore, his fees earned reflects compensation for one quarter of fiscal year 2023.
(2)Mr. Comerford was appointed to the Audit Committee, therefore, his fees earned reflect the additional Audit Committee compensation for one quarter of fiscal year 2023.
Compensation Committee Interlocks and Insider Participation
In fiscal year 2023, Clarence J. Chandran was the Chairman of the Committee. The other Committee members during all or part of the year were Mr. Askaran Agarwala (who retired effective June 21, 2022), and Mr. Satish Pai. During fiscal year 2023, none of our executive officers served as:
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

10.3*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.4*#	Novelis Supplementary Pension Plan dated January 1, 2022
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

10.7*
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

10.1
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

10.11
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

10.12*#	Novelis Fiscal 2023 Executive Annual Incentive Plan
10.13*	Novelis Fiscal 2022 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
10.14*	Novelis Fiscal 2021 Executive Annual Incentive Plan (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
10.15*#	Novelis 2023 Executive Long-Term Incentive Plan
10.16*	Novelis 2022 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
10.17*	Novelis 2021 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
21.1	List of Subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on May 11, 2022 (File No. 001-32312))
31.1#	Section 302 Certification of Principal Executive Officer
31.2#	Section 302 Certification of Principal Financial Officer
32.1#	Section 906 Certification of Principal Executive Officer
32.2#	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 16, 2023