Form 10-Q
period 2023-06-30
Novelis Inc.
filed 2023-08-03
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
As of August 2, 2023, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 15 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ending March 31, 2024
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2023 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2023	2022
Net sales	$4,091	$5,089
Cost of goods sold (exclusive of depreciation and amortization)	3,501	4,265
Selling, general and administrative expenses	174	164
Depreciation and amortization	131	138
Interest expense and amortization of debt issuance costs	77	58
Research and development expenses	25	23
Restructuring and impairment expenses, net	3	1
Equity in net income of non-consolidated affiliates	(3)	(4)
Other (income) expenses, net	(27)	50
	3,881	4,695
Income from continuing operations before income tax provision	210	394
Income tax provision	54	87
Net income from continuing operations	156	307
Loss from discontinued operations, net of tax	—	(1)
Net income	156	306
Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to our common shareholder	$156	$307
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2023	2022
Net income	$156	$306
Other comprehensive income:
Currency translation adjustment	(16)	(173)
Net change in fair value of effective portion of cash flow hedges	167	913
Net change in pension and other benefits	(4)	9
Other comprehensive income before income tax effect	147	749
Income tax provision related to items of other comprehensive income	42	234
Other comprehensive income, net of tax	105	515
Comprehensive income	261	821
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(1)
Comprehensive income attributable to our common shareholder	$261	$822
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$1,498
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 and $5 as of June 30, 2023, and March 31, 2023, respectively)	1,949	1,751
— related parties	156	156
Inventories	2,876	2,729
Prepaid expenses and other current assets	189	178
Fair value of derivative instruments	336	145
Assets held for sale	3	3
Total current assets	6,550	6,460
Property, plant and equipment, net	5,050	4,900
Goodwill	1,074	1,076
Intangible assets, net	582	589
Investment in and advances to non-consolidated affiliates	887	877
Deferred income tax assets	153	166
Other long-term assets
— third parties	289	293
— related parties	2	3
Total assets	$14,587	$14,364

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$57	$88
Short-term borrowings	601	671
Accounts payable
— third parties	3,179	3,100
— related parties	283	277
Fair value of derivative instruments	133	130
Accrued expenses and other current liabilities	562	633
Total current liabilities	4,815	4,899
Long-term debt, net of current portion	4,878	4,881
Deferred income tax liabilities	345	288
Accrued postretirement benefits	547	554
Other long-term liabilities	287	288
Total liabilities	10,872	10,910
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of June 30, 2023, and March 31, 2023	—	—
Additional paid-in capital	1,208	1,208
Retained earnings	2,628	2,472
Accumulated other comprehensive loss	(133)	(238)
Total equity of our common shareholder	3,703	3,442
Noncontrolling interests	12	12
Total equity	3,715	3,454
Total liabilities and equity	$14,587	$14,364
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 3 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2023	2022
OPERATING ACTIVITIES
Net income	$156	$306
Net loss from discontinued operations	—	(1)
Net income from continuing operations	$156	$307
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	131	138
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(31)	(18)
Loss on sale of assets, net	—	1
Deferred income taxes, net	25	12
Equity in net income of non-consolidated affiliates	(3)	(4)
Loss (gain) on foreign exchange remeasurement of debt	1	(11)
Amortization of debt issuance costs and carrying value adjustments	4	4
Other, net	1	1
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(200)	(97)
Inventories	(155)	(510)
Accounts payable	125	135
Other assets	(6)	7
Other liabilities	(80)	79
Net cash (used in) provided by operating activities – continuing operations	(32)	44
Net cash used in operating activities – discontinued operations	—	(1)
Net cash (used in) provided by operating activities	$(32)	$43
INVESTING ACTIVITIES
Capital expenditures	$(333)	$(110)
Acquisition of business and other investments, net of cash acquired	—	(4)
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	6	(9)
Proceeds (outflows) from the settlement of derivative instruments, net	6	(3)
Other	4	6
Net cash used in investing activities - continuing operations	(317)	(120)
Net cash used in investing activities	$(317)	$(120)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$50	$—
Principal payments of long-term and short-term borrowings	(35)	(107)
Revolving credit facilities and other, net	(115)	183
Net cash (used in) provided by financing activities - continuing operations	(100)	76
Net cash (used in) provided by financing activities	$(100)	$76
Net decrease in cash, cash equivalents and restricted cash	(449)	(1)
Effect of exchange rate changes on cash	(8)	(33)
Cash, cash equivalents and restricted cash – beginning of period	1,511	1,084
Cash, cash equivalents and restricted cash – end of period	$1,054	$1,050
Cash and cash equivalents	$1,041	$1,037
Restricted cash (included in other long-term assets)	13	13
Cash, cash equivalents and restricted cash – end of period	$1,054	$1,050

Supplemental Disclosures:
Accrued capital expenditures as of June 30	$126	$62
Leased assets obtained in exchange for new operating lease liabilities	—	26
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2022	1,000	$—	$1,308	$1,814	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	307	—	—	307
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive income	—	—	—	—	(173)	—	(173)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $232 included in other comprehensive income	—	—	—	—	681	—	681
Change in pension and other benefits, net of tax provision of $2 included in other comprehensive income	—	—	—	—	7	—	7
Return of capital to our common shareholder	—	—	—	—	—	—	—
Balance as of June 30, 2022	1,000	$—	$1,308	$2,121	$(105)	$6	$3,330

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2023	1,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	156	—	—	156
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Currency translation adjustment included in other comprehensive income	—	—	—	—	(16)	—	(16)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $43 included in other comprehensive income	—	—	—	—	124	—	124
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income	—	—	—	—	(3)	—	(3)
Return of capital to our common shareholder	—	—	—	—	—	—	—
Balance as of June 30, 2023	1,000	$—	$1,208	$2,628	$(133)	$12	$3,715
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of June 30, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Basis of Presentation
The condensed consolidated balance sheet data as of March 31, 2023, was derived from the March 31, 2023, audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2023 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. The payment terms that we have with our suppliers under these programs range up to 180 days and are considered commercially reasonable. The Company has provided a guarantee in support of the obligations of certain of its subsidiaries under one of the supply chain finance programs currently in effect pursuant to which invoices receivable from Novelis originating in North America and South America are purchased and sold. In the ordinary course of business, the Company provides operating guarantees relating to the payment obligations of certain of its subsidiaries. The Company’s obligation under the guarantee referenced above is qualitatively the same as its guarantees supporting payment obligations of its subsidiaries.
On June 30, 2023 and March 31, 2023, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $745 million and $801 million, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Use of Estimates and Assumptions
The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The principal areas of judgment relate to (1) impairment of goodwill; (2) actuarial assumptions related to pension and other postretirement benefit plans; (3) tax uncertainties and valuation allowances; and (4) assessment of loss contingencies, including environmental and litigation liabilities. Future events and their effects cannot be predicted with certainty, and accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our condensed consolidated financial statements may change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. We evaluate and update our assumptions and estimates on an ongoing basis and may employ outside experts to assist in our evaluations. Actual results could differ from the estimates we have used.
Recently Adopted Accounting Standards
On April 1, 2023, we adopted ASU 2022-04, which requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its supplier finance programs, including the key terms of the program, the amount of obligations outstanding at the end of the reporting period, and a description of where those obligations are presented in the balance sheet. If presented in more than one balance sheet line item, the amount in each line item should be disclosed. Further, effective April 1, 2024, a roll-forward of such amounts during the annual period should be presented. The adoption of this guidance resulted in enhanced disclosures regarding these programs (see Supplier Finance Programs above) and did not have a material impact on our consolidated financial condition, results of operations, or cash flows.
We did not adopt any other new accounting pronouncements during the three months ended June 30, 2023, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
There are no recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. INVENTORIES
Inventories consists of the following.

in millions	June 30, 2023	March 31, 2023
Finished goods	$729	$643
Work in process	1,207	1,303
Raw materials	653	505
Supplies	287	278
Inventories	$2,876	$2,729

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. CONSOLIDATION
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

in millions	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5	$6
Accounts receivable, net	9	6
Inventories	160	149
Prepaid expenses and other current assets	8	7
Total current assets	182	168
Property, plant and equipment, net	72	63
Goodwill	12	12
Deferred income tax assets	37	37
Other long-term assets	5	6
Total assets	$308	$286
LIABILITIES
Current liabilities:
Accounts payable	$127	$90
Accrued expenses and other current liabilities	21	28
Total current liabilities	148	118
Accrued postretirement benefits	123	130
Other long-term liabilities	6	6
Total liabilities	$277	$254

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
4. INVESTMENT IN AND ADVANCES TO NON-CONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS
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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2023, Novelis and Kobe both hold a 50% interest in UAL.
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

	Three Months Ended June 30,
in millions	2023	2022
Net sales	$396	$509
Costs and expenses related to net sales	381	489
Income tax provision	4	6
Net income	$11	$14

Purchases of tolling services from Alunorf	$77	$81
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2023	March 31, 2023
Accounts receivable, net — related parties	$156	$156
Other long-term assets — related parties	2	3
Accounts payable — related parties	283	277
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2023, and 2022, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2023, and March 31, 2023, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. DEBT
Debt consists of the following.

	June 30, 2023				March 31, 2023
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.66%	$601	$—	$601	$671	$—	$671
Floating rate Term Loans, due January 2025	7.14%	749	(6)	743	752	(7)	745
Floating rate Term Loans, due March 2028	7.39%	488	(6)	482	490	(6)	484
3.25% Senior Notes, due November 2026	3.25%	750	(7)	743	750	(8)	742
3.375% Senior Notes, due April 2029	3.375%	546	(9)	537	543	(8)	535
4.75% Senior Notes, due January 2030	4.75%	1,600	(21)	1,579	1,600	(22)	1,578
3.875% Senior Notes, due August 2031	3.875%	750	(9)	741	750	(9)	741
China Bank Loans, due August 2027	3.90%	61	—	61	64	—	64
1.8% Brazil Loan, due June 2023	1.80%	—	—	—	30	—	30
1.8% Brazil Loan, due December 2023	1.80%	20	—	20	20	—	20
Finance lease obligations and other debt, due through June 2028	2.46%	29	—	29	30	—	30
Total debt		$5,594	$(58)	$5,536	$5,700	$(60)	$5,640
Less: Short-term borrowings		(601)	—	(601)	(671)	—	(671)
Less: Current portion of long-term debt		(57)	—	(57)	(88)	—	(88)
Long-term debt, net of current portion		$4,936	$(58)	$4,878	$4,941	$(60)	$4,881
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2023, and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2023, for our debt denominated in foreign currencies are as follows (in millions).

As of June 30, 2023	Amount
Short-term borrowings and current portion of long-term debt due within one year	$658
2 years	763
3 years	22
4 years	775
5 years	480
Thereafter	2,896
Total	$5,594
Short-Term Borrowings
As of June 30, 2023, our short-term borrowings totaled $601 million, which consisted of $377 million of borrowings on our ABL Revolver, $150 million in short-term Brazil loans, and $74 million in short-term China loans (CNY 536 million).
Term Loan Facility
As of June 30, 2023, we were in compliance with the covenants of our Term Loan Facility.
On March 31, 2023, Novelis amended the Term Loan Facility, primarily to modify the reference rate used to determine interest from LIBOR to SOFR. Term loans under the Term Loan Facility will, beginning with the interest period commencing June 30, 2023, accrue interest at SOFR plus a 0.15% credit spread adjustment plus a spread of 1.75% in the case of the 2020 Term Loans, or a spread of 2.00% in the case of the 2021 Term Loans. During fiscal 2021, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded. The Company did not record any gains or losses on the conversion of the reference rate for the borrowings under the Term Loan Facility from LIBOR to SOFR.

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
As of June 30, 2023, we had $377 million in borrowings under the ABL Revolver and were in compliance with debt covenants. We utilized $41 million of the ABL Revolver for letters of credit. We had availability of $1.2 billion on the ABL Revolver, including $234 million of remaining availability that can be utilized for letters of credit.
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
As of June 30, 2023, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. SHARE-BASED COMPENSATION
During the three months ended June 30, 2023, we granted 1,943,791 Hindalco phantom RSUs and 2,588,606 Hindalco SARs. Total share-based compensation expense was $6 million for the three months ended June 30, 2023. Total share-based compensation was a net benefit of $2 million for the three months ended June 30, 2022. As of June 30, 2023, the outstanding liability related to share-based compensation was $15 million.
The cash payments made to settle all Hindalco SAR liabilities were $3 million and $6 million in the three months ended June 30, 2023, and 2022, respectively. Total cash payments made to settle RSUs were $13 million and $11 million in the three months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $8 million and $22 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.6 years and 1.8 years, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. POSTRETIREMENT BENEFIT PLANS
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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2023	2022	2023	2022
Service cost	$5	$6	$—	$1
Interest cost	19	16	1	1
Expected return on assets	(19)	(18)	—	—
Amortization — losses, net	(1)	2	—	—
Amortization — prior service credit, net	—	—	(1)	(1)
Net periodic benefit cost(1)	$4	$6	$—	$1
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses, while all other cost components are recorded within other (income) expenses, net.
The average expected long-term rate of return on all plan assets is 6.1% in fiscal 2024.
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

	Three Months Ended June 30,
in millions	2023	2022
Funded pension plans	$2	$2
Unfunded pension plans	4	4
Savings and defined contribution pension plans	16	14
Total contributions	$22	$20
During the remainder of fiscal 2024, we expect to contribute an additional $18 million to our funded pension plans, $13 million to our unfunded pension plans, and $41 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2023	2022
Losses (gains) on remeasurement of monetary assets and liabilities, net	$12	$(32)
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(8)	37
Currency losses, net	$4	$5

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2023
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$167	$—	$—	$—	$167
Currency exchange contracts	31	3	(16)	—	18
Energy contracts	3	—	(3)	—	—
Total derivatives designated as hedging instruments	$201	$3	$(19)	$—	$185
Derivatives not designated as hedging instruments:
Metal contracts	$111	$—	$(99)	$(1)	$11
Currency exchange contracts	24	4	(14)	(4)	10
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$135	$4	$(114)	$(5)	$20
Total derivative fair value	$336	$7	$(133)	$(5)	$205

	March 31, 2023
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$—	$(31)	$—	$6
Currency exchange contracts	26	4	(19)	(1)	10
Energy contracts	3	—	(4)	—	(1)
Total derivatives designated as hedging instruments	$66	$4	$(54)	$(1)	$15
Derivatives not designated as hedging instruments:
Metal contracts	$66	$—	$(52)	$(2)	$12
Currency exchange contracts	13	3	(22)	(3)	(9)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$79	$3	$(76)	$(5)	$1
Total derivative fair value	$145	$7	$(130)	$(6)	$16
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Generally, such designated exposures do not extend beyond one year in length. The average duration of those contracts is one year.
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such designated exposures do not extend beyond two years in length. The average duration of those contracts is less than one year.
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of June 30, 2023, and March 31, 2023, the fair value of these contracts represented a liability of $2 million and an asset of less than $1 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	June 30, 2023	March 31, 2023
Hedge type
Purchase (sale)
Cash flow purchases	1	1
Cash flow sales	(773)	(699)
Not designated	(108)	(144)
Total, net	(880)	(842)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion and $1.2 billion in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2023, and March 31, 2023, respectively.
As of June 30, 2023, and March 31, 2023, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the second and third quarter of fiscal 2024 and offset the remeasurement impact.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 5 million MMBtu designated as cash flow hedges as of June 30, 2023, and the fair value was an asset of less than $1 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2023, and the fair value was liability of less than $1 million. As of June 30, 2023, we had a notional of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2023, we had a notional of less than 1 million MMBtu and the fair value was liability of less than $1 million. The average duration for all natural gas contracts is two years in length.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 2 million gallons designated as cash flow hedges as of June 30, 2023, and the fair value was a liability of less than $1 million. There was a notional of 1 million gallons designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of June 30, 2023, we had a notional of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of $1 million. As of March 31, 2023, we had a notional of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended June 30
in millions	2023	2022
Derivative instruments not designated as hedges
Metal contracts	$(24)	$42
Currency exchange contracts	(11)	42
Energy contracts(1)	—	(4)
(Gain) loss recognized in other (income) expenses, net	(35)	80
Derivative instruments designated as hedges
Gain recognized in other (income) expenses, net(2)	(1)	(2)
Total (gain) loss recognized in other (income) expenses, net	$(36)	$78

(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	$(8)	$37
Realized (gains) losses on change in fair value of derivative instruments, net	(24)	83
Unrealized gains on change in fair value of derivative instruments, net	(4)	(42)
Total (gain) loss recognized in other (income) expenses, net	$(36)	$78
_________________________
(1)Includes amounts related to natural gas and diesel swaps not designated as hedges and electricity swap settlements.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $186 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (Effective Portion)
	Three Months Ended June 30,
in millions	2023	2022
Cash flow hedging derivatives
Metal contracts	$226	$899
Currency exchange contracts	8	(78)
Energy contracts	(1)	7
Total	$233	$828

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2023	2022
Cash flow hedging derivatives
Energy contracts(1)	$(1)	$7	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	1	6	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	69	(82)	Net sales
Currency exchange contracts	3	7	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(5)	(12)	Net sales
Currency exchange contracts	(1)	(1)	Depreciation and amortization
Total	$66	$(75)	Income from continuing operations before income tax provision
	(19)	21	Income tax provision
	$47	$(54)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended June 30, 2023, and 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(16)	171	(2)	153
Amounts reclassified from accumulated other comprehensive loss, net	—	(47)	(1)	(48)
Net current-period other comprehensive (loss) income	(16)	124	(3)	105
Balance as of June 30, 2023	$(309)	$119	$57	$(133)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(173)	627	6	460
Amounts reclassified from accumulated other comprehensive loss, net	—	54	1	55
Net current-period other comprehensive (loss) income	(173)	681	7	515
Balance as of June 30, 2022	$(339)	$246	$(12)	$(105)
_________________________
(1)For additional information on our cash flow hedges, see Note 9 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 7 – Postretirement Benefit Plans.

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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2023, and March 31, 2023, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2023, and March 31, 2023. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2023		March 31, 2023
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$278	$(100)	$103	$(85)
Currency exchange contracts	62	(34)	46	(45)
Energy contracts	3	(4)	3	(6)
Total level 2 instruments	$343	$(138)	$152	$(136)
Netting adjustment(1)	(98)	98	(72)	72
Total net	$245	$(40)	$80	$(64)
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

	June 30, 2023		March 31, 2023
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$2	$2	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,906	4,572	4,939	4,652

Additionally, our condensed consolidated balance sheet as of June 30, 2023 includes a note receivable in the amount of $43 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended June 30,
in millions	2023	2022
Currency losses, net(1)	$4	$5
Unrealized gains on change in fair value of derivative instruments, net(2)	(4)	(42)
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(24)	83
Loss on sale of assets, net	—	1
Interest income	(7)	(4)
Non-operating net periodic benefit cost(3)	(1)	—
Other, net	5	7
Other (income) expenses, net	$(27)	$50
_________________________
(1)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 8 – Currency Losses (Gains) for further details.
(2)See Note 9 – Financial Instruments and Commodity Contracts for further details.
(3)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 7 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. INCOME TAXES
For the three months ended June 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by income not subject to tax and tax credits. For the three months ended June 30, 2022, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. The change in valuation allowance is mainly attributable to the release of the full valuation allowance on temporary items and tax attributes of legacy Aleris entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $11 million.
As of June 30, 2023, we had a net deferred tax liability of $192 million. This amount included gross deferred tax assets of approximately $1.4 billion and a valuation allowance of $713 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal years 2007 through 2020 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. During the three months ended June 30, 2023, certain estimates and assumptions associated with uncertain tax positions changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $75 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2023, and March 31, 2023, were $38 million and $37 million, respectively. Of the total $38 million as of June 30, 2023, $15 million is associated with an environmental reserve, $19 million is associated with undiscounted environmental clean-up costs, and $4 million is associated with restructuring actions. As of June 30, 2023, $21 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of June 30, 2023, and March 31, 2023, were $10 million and $11 million, respectively. As of June 30, 2023, $7 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $40 million as of June 30, 2023, and $37 million as of March 31, 2023. As of June 30, 2023, the $40 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
15. SEGMENT, GEOGRAPHICAL AREA, MAJOR CUSTOMER AND MAJOR SUPPLIER INFORMATION
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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2023 Form 10-K.
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
The tables that follow show selected segment financial information. "Eliminations and Other" includes eliminations and functions that are managed directly from our corporate office that have not been allocated to our operating segments as well as the adjustments for proportional consolidation and eliminations of intersegment net sales. The financial information for our segments includes the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP based measures, we must adjust proportional consolidation of each line item. The "Eliminations and Other" in net sales – third party includes the net sales attributable to our joint venture party, Tri-Arrows, for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP, but we manage our Logan affiliate on a proportionately consolidated basis. See Note 3 – Consolidation and Note 4 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about these affiliates. Additionally, we eliminate intersegment sales and intersegment income for reporting on a consolidated basis.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
June 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$545	$342	$—	$—	$887
Total assets	5,220	4,175	2,243	2,144	805	14,587

in millions
March 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$540	$337	$—	$—	$877
Total assets	4,867	4,166	2,417	2,155	759	14,364

in millions
Selected Operating Results Three Months Ended June 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,732	$1,159	$597	$500	$103	$4,091
Net sales – intersegment	—	22	72	29	(123)	—
Net sales	$1,732	$1,181	$669	$529	$(20)	$4,091

Depreciation and amortization	$53	$41	$22	$20	$(5)	$131
Income tax (benefit) provision	(13)	13	8	16	30	54
Capital expenditures	275	27	22	15	(6)	333

in millions
Selected Operating Results Three Months Ended June 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$2,096	$1,358	$751	$770	$114	$5,089
Net sales – intersegment	—	36	107	56	(199)	—
Net sales	$2,096	$1,394	$858	$826	$(85)	$5,089

Depreciation and amortization	$57	$40	$22	$21	$(2)	$138
Income tax (benefit) provision	(24)	(4)	20	37	58	87
Capital expenditures	54	22	23	11	—	110

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended June 30,
in millions	2023	2022
Net income attributable to our common shareholder	$156	$307
Net loss attributable to noncontrolling interests	—	(1)
Income tax provision	54	87
Loss from discontinued operations, net of tax	—	1
Income from continuing operations before income tax provision	210	394
Depreciation and amortization	131	138
Interest expense and amortization of debt issuance costs	77	58
Adjustment to reconcile proportional consolidation(1)	14	14
Unrealized gains on change in fair value of derivative instruments, net	(4)	(42)
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	(3)	(1)
Restructuring and impairment expenses, net	3	1
Loss on sale of assets, net	—	1
Metal price lag	(5)	(3)
Other, net	(2)	1
Adjusted EBITDA	$421	$561
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized gains on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives unrelated to operations.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended June 30,
in millions	2023	2022
North America	$166	$227
Europe	88	84
Asia	87	94
South America	84	156
Eliminations and Other	(4)	—
Adjusted EBITDA	$421	$561
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended June 30,
in millions	2023	2022
Can	$1,784	$2,488
Automotive	1,018	947
Aerospace and industrial plate	176	164
Specialty	1,113	1,490
Net sales	$4,091	$5,089

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended June 30,
	2023	2022
Ball	11%	17%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2023	2022
Purchases from Rio Tinto as a percentage of total combined metal purchases	10%	7%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. SUBSEQUENT EVENTS
On August 1, 2023, the Board of Directors approved a return of capital to our common shareholder in the amount of $100 million to be paid during fiscal 2024.

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
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. As of June 30, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
However, rising inflation and geopolitical instability in Europe increased operating costs, including energy, freight, labor, coatings, and alloys, in fiscal 2023 and remained elevated in the first quarter of 2024. Rising interest rates have also increased interest expense on our variable interest rate loans. Rising interest rates have also increased interest expense on our variable interest rate loans. We believe the challenging inflationary and geopolitical environment is negatively impacting near-term demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We expect such elevated costs and reduced demand until economic conditions stabilize. Despite our results being negatively impacted by higher costs, we have been able to partially mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a portion of the higher costs to customers, favorable pricing environments, and utilizing recycled materials. We have also implemented cost control measures across our global operations, including a focus on employment, professional services, and travel costs. There is no assurance that we will continue to be able to mitigate these higher costs in the future.

Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. The ERM team meets with or interviews approximately 80 employees each quarter to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis contacts with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries historically. Sanctions, tariffs, a ban, or similar actions impacting the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of Russia's invasion of Ukraine, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our Board at least quarterly, with interim updates from our executive leadership as our Board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our Board.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. However, we are seeing reduced can sheet demand in the near term attributed to the beverage packaging industry reducing their excess inventory as supply chains improve and markets adjust to a more moderated level of can demand post-COVID-19 pandemic.
Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage can sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. We plan to allocate more than half of this plant's capacity for the production of beverage can sheet. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rise in demand.
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
Demand for aerospace aluminum plate and sheet has strengthened as air-travel demand has recovered toward pre-COVID levels. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We intend to fund these organic growth investments from internally generated cash flows, and, as such, are pacing capital investments and prioritizing specific investments of approximately $3.3 billion that are already under way.
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a carbon neutral company by 2050 or sooner, with an interim goal to reduce our carbon footprint by 30% by 2026, from our baseline of fiscal 2016. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by 2026, from our baseline of fiscal 2020.

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
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 19 plants with both the Performance Standard Certification and the Chain of Custody Certification. In addition, to support our initiatives, in April 2021 we issued €500 million in aggregate principal amount of senior notes. We intend to allocate an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects. Through March 31, 2023, we have allocated $280 million of the net proceeds to such projects.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set targets to be a more diverse and inclusive workforce that reflects our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership, as well as in technical roles. To achieve these goals, the Company has established a global Diversity & Inclusion board of directors, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide our employees with a sense of belonging and where different backgrounds and perspectives are embraced and valued.
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteer service. The program will continue emphasizing STEM education, recycling education, and community development.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.4 billion of liquidity as of June 30, 2023.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures for fiscal 2024 to be in the range of approximately $1.6 to $1.9 billion, as spending for a number of announced strategic capital projects is now ramping up. This current guidance includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. We estimate demand for can stock will increase at a global compound annual growth rate of approximately 3% from calendar year 2022 to 2031 mainly driven by sustainability trends, growth in beverage markets that increasingly use aluminum packaging, and substitution from plastic, glass, and steel. However, we have recently seen reduced can sheet demand, which began during the middle of fiscal year 2023 and has continued into early fiscal 2024. We attribute this reduced can sheet demand to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high level of can demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We anticipate demand will begin to recover over the next couple of quarters as we believe industry inventory levels have now largely normalized and typical promotional activity is beginning to resume.
Automotive. We believe aluminum utilization is positioned for long-term growth through increased adoption of electric vehicles, which utilize higher amounts of aluminum. We estimate global automotive aluminum sheet demand will grow at an 11% compound annual growth rate between calendar year 2023 and 2028. Easing supply chain challenges and pent-up consumer demand increasing vehicle levels is supporting strong near-term demand for automotive aluminum sheet.
Aerospace. Passenger air travel continues to increase facilitating a faster than anticipated recovery for the aerospace industry post-pandemic. We expect demand for aerospace aluminum plate and sheet to continue to grow driven by increased air traffic and a need for fleet modernization.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended June 30,		Percent Change
	2023	2022
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,337	$3,503	(33)%
Average cash price during the period	2,263	2,882	(21)
Closing cash price as of end of period	2,097	2,397	(13)
The weighted average LMPs are as follows.

	Three Months Ended June 30,		Percent Change
	2023	2022
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$368	$526	(30)%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2023	March 31, 2023	2023	2022
Euro per U.S. dollar	0.916	0.920	0.920	0.946
Brazilian real per U.S. dollar	4.819	5.080	4.972	4.962
South Korean won per U.S. dollar	1,313	1,304	1,325	1,269
Canadian dollar per U.S. dollar	1.323	1.354	1.346	1.277
Swiss franc per euro	0.976	0.993	0.978	1.017

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2023, we reported net income attributable to our common shareholder of $156 million, a decrease of 49% compared to $307 million in the comparable prior year period, and total Adjusted EBITDA of $421 million, a decrease of 25% compared to $561 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period is primarily driven by lower shipments, cost inflation, and less favorable metal benefit from recycling. These headwinds were partially offset by favorable product mix, and higher pricing including some cost pass-through to customers.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023	June 30, 2023
Net sales	$5,089	$4,799	$4,201	$4,397	$18,486	$4,091
Percentage (decrease) increase in net sales versus comparable prior year period	32%	17%	(3)%	(9)%	8%	(20)%
Rolled product shipments:
North America	386	386	380	363	1,515	370
Europe	272	268	242	248	1,030	250
Asia	185	208	141	187	721	176
South America	148	162	162	144	616	119
Eliminations	(29)	(40)	(17)	(6)	(92)	(36)
Total	962	984	908	936	3,790	879

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	8%	3%	6%	(3)%	3%	(4)%
Europe	(3)	3	(5)	(9)	(3)	(8)
Asia	(4)	6	(18)	(8)	(6)	(5)
South America	(6)	10	3	(8)	—	(20)
Total	(1)%	2%	(2)%	(5)%	(2)%	(9)%
Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022
Net sales was $4.1 billion for the three months ended June 30, 2023, a decrease of 20% from $5.1 billion in the comparable prior year period, primarily driven by lower average aluminum prices, and a 9% decrease in shipments, partially offset by higher pricing across end markets and a favorable product mix from higher automotive shipments.
Income from continuing operations before income tax provision was $210 million for the three months ended June 30, 2023, a decrease of 47% from $394 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.5 billion for the three months ended June 30, 2023, a decrease of 18% from $4.3 billion in the comparable prior year period, primarily due to lower average aluminum prices and lower shipments. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $762 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $174 million for the three months ended June 30, 2023, compared to $164 million for the three months ended June 30, 2022. The increase is mainly due to higher employment costs.
Depreciation and Amortization
Depreciation and amortization was $131 million and $138 million in the three months ended June 30, 2023, and 2022, respectively.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $77 million and $58 million for the three months ended June 30, 2023, and 2022, respectively. The increase is primarily due to higher average interest rates on variable interest rate borrowings.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $3 million and $1 million for the three months ended June 30, 2023 and 2022, respectively.
Other (Income) Expense, Net
Other (income) expenses, net was income of $27 million and an expense of $50 million for the three months ended June 30, 2023, and 2022, respectively. The change primarily relates to gains on the change in fair value of derivative instruments, net in the current period compared to losses in the prior year period.
Taxes
We recognized $54 million of income tax expense for the three months ended June 30, 2023. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and income not subject to tax. We recognized $87 million of income tax expense in the comparable prior year period.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments, which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to Adjusted EBITDA, see Note 15 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and Other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).

Selected Operating Results Three Months Ended June 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,732	$1,181	$669	$529	$(20)	$4,091
Shipments (in kt):
Rolled products – third party	370	245	153	111	—	879
Rolled products – intersegment	—	5	23	8	(36)	—
Total rolled products	370	250	176	119	(36)	879
Non-rolled products	4	27	9	29	1	70
Total shipments	374	277	185	148	(35)	949

Selected Operating Results Three Months Ended June 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,096	$1,394	$858	$826	$(85)	$5,089
Shipments (in kt):
Rolled products – third party	386	265	164	147	—	962
Rolled products – intersegment	—	7	21	1	(29)	—
Total rolled products	386	272	185	148	(29)	962
Non-rolled products	3	28	6	37	(13)	61
Total shipments	389	300	191	185	(42)	1,023

The following table reconciles changes in Adjusted EBITDA for the three months ended June 30, 2022, to the three months ended June 30, 2023.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended June 30, 2022	$227	$84	$94	$156	$—	$561
Volume	(19)	(27)	(9)	(31)	(9)	(95)
Conversion premium and product mix	40	51	(14)	(8)	22	91
Conversion costs	(85)	(30)	4	(32)	(14)	(157)
Foreign exchange	1	2	8	(5)	(1)	5
Selling, general & administrative and research & development costs(2)	(12)	(4)	1	6	—	(9)
Other changes	14	12	3	(2)	(2)	25
Adjusted EBITDA - Three Months Ended June 30, 2023	$166	$88	$87	$84	$(4)	$421
_________________________
(1)The recognition of Adjusted EBITDA by a region on an intersegment shipment could occur in a period prior to the recognition of Adjusted EBITDA on a consolidated basis, depending on the timing of when the inventory is sold to the third-party customer. The "Eliminations and Other" column adjusts regional Adjusted EBITDA for intersegment shipments that occur in a period prior to recognition of Adjusted EBITDA on a consolidated basis. The "Eliminations and Other" column also reflects adjustments for changes in regional volume, conversion premium and product mix, and conversion costs related to intersegment shipments for consolidation. In order to reconcile the financial information for the segments shown in the tables above to the relevant U.S. GAAP-based measures, "Eliminations and Other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments (in kt).
(2)Selling, general & administrative and research & development costs include costs incurred directly by each segment and all corporate related costs.
North America
Net sales decreased $364 million, or 17%, primarily driven by lower average aluminum prices and lower can and specialty shipments, mainly in building and construction, due to softer market demand, partially offset by higher automotive shipments compared to the prior year due to strong demand from automotive OEMs. Adjusted EBITDA was $166 million, a decrease of 27%, primarily driven by lower volume, higher operating costs, and less favorable metal benefit, partially offset by favorable product mix due to higher automotive shipments and higher product prices.
Europe
Net sales decreased $213 million, or 15%, primarily driven by lower average aluminum prices, and lower can and specialty shipments, mainly in building and construction, due to softer market demand, partially offset by higher automotive shipments compared to the prior year due to strong demand from automotive OEMs. Adjusted EBITDA was $88 million, an increase of 5%, primarily driven by higher product prices, largely offset by lower volume and less favorable metal benefit.
Asia
Net sales decreased $189 million, or 22%, primarily driven by lower average aluminum prices and lower can shipments due to softer market demand, partially offset by slightly higher automotive and specialty shipments. Adjusted EBITDA was $87 million, a decrease of 7%, primarily driven by lower volume and less favorable metal benefit, partially offset by higher product pricing and favorable foreign exchange. Additionally, we incurred lower freight costs compare to prior year period, which in turn resulted in a lower freight cost pass through in price to customers.
South America
Net sales decreased $297 million, or 36%, primarily driven by lower average aluminum prices and lower can shipments. Adjusted EBITDA was $84 million, a decrease of 46%, primarily driven by lower volume and less favorable metal benefit.

LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.4 billion of liquidity as of June 30, 2023. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short- and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of June 30, 2023, and March 31, 2023, is as follows.

in millions	June 30, 2023	March 31, 2023
Cash and cash equivalents	$1,041	$1,498
Availability under committed credit facilities	1,403	1,101
Total available liquidity	$2,444	$2,599
The decrease in total available liquidity primarily relates to the decrease in cash and cash equivalents, primarily resulting from investing activities during the period, partially offset by an increase in availability under our ABL Revolver facility due to a decrease in the amount outstanding under the same facility and an increase in the borrowing base compared to prior period. See Note 5 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of June 30, 2023, we held $24 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2023, we held $570 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2023, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 5 – Debt to our accompanying condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.

Cash Flow Summary

	Three Months Ended June 30,
in millions	2023	2022	Change
Net cash (used in) provided by operating activities	$(32)	$43	$(75)
Net cash used in investing activities	(317)	(120)	(197)
Net cash (used in) provided by financing activities	(100)	76	(176)
Operating Activities
The decrease in net cash (used in) provided by operating activities primarily relates to lower Adjusted EBITDA, partially offset by changes in working capital.
Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of Adjusted Free Cash Flow.
The following table displays the Adjusted Free Cash Flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2023	2022	Change
Net cash (used in) provided by operating activities – continuing operations	$(32)	$44	$(76)
Net cash used in investing activities – continuing operations	(317)	(120)	(197)
Plus: Cash used in the acquisition of business and other investments, net of cash acquired	—	4	(4)
Adjusted Free Cash Flow from continuing operations	(349)	(72)	(277)
Net cash used in operating activities – discontinued operations	—	(1)	1
Adjusted Free Cash Flow	$(349)	$(73)	$(276)
Ending cash and cash equivalents	$1,041	$1,037	$4
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $333 million during the three months ended June 30, 2023.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2023. There were no proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2022.

Three Months Ended
in millions	June 30, 2023
Short-term borrowings in Brazil	$50
Proceeds from issuance of long-term and short-term borrowings	$50
The following represents principal payments of long-term and short-term borrowings during the three months ended June 30, 2023, and 2022.

Three Months Ended
in millions	June 30, 2023
Brazil Loan, due June 2023	$(30)
Floating rate Term Loans, due January 2025	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(35)

Three Months Ended
in millions	June 30, 2022
Short-term loans due November 2022	$(101)
Floating rate Term Loans, due January 2025	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(3)
Principal payments of long-term and short-term borrowings	$(107)
The following represents inflows (outflows) from revolving credit facilities and other, net during the three months ended June 30, 2023, and 2022.

Three Months Ended
in millions	June 30, 2023
ABL Revolver	$(86)
China credit facility	(29)
Korea credit facility	(1)
Other revolving facilities	1
Revolving credit facilities and other, net	$(115)

Three Months Ended
in millions	June 30, 2022
ABL Revolver	$179
Korea credit facility	3
Other revolving facilities	1
Revolving credit facilities and other, net	$183
Non-Guarantor Information
As of June 30, 2023, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2023)	19%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2023)	20%
Assets owned by non-guarantor subsidiaries (as of June 30, 2023)	14%
In addition, for the three months ended June 30, 2023, and 2022, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $912 million and $1.1 billion, respectively, and as of June 30, 2023, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.6 billion (including intercompany balances).

CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority has now shifted to organic growth capital expenditures. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We intend to fund these organic growth investments from internally generated cash flows, and, as such, are pacing capital investments and prioritizing specific investments of approximately $3.3 billion that are already under way. We intend to maintain a medium-term net leverage ratio in a range around 2.5x, and continue to guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2023 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
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
Please see Note 15 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of Adjusted EBITDA. Under ASC 280, Adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term Adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure. Prior to the three months ended June 30, 2022, we also utilized the term Segment Income to refer to Adjusted EBITDA. Both terms have the same definition and there is no difference in the composition or calculation of Adjusted EBITDA for the periods presented and Segment Income previously reported.
Adjusted Free Cash Flow consists of (a) net cash provided by (used in) operating activities – continuing operations, (b) plus net cash provided by (used in) investing activities – continuing operations, (c) plus net cash provided by (used in) operating activities – discontinued operations, (d) plus net cash provided by (used in) investing activities – discontinued operations, (e) plus cash used in the acquisition of assets under a finance lease, (f) plus cash used in the acquisition of business and other investments, net of cash acquired, (g) plus accrued merger consideration, (h) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging, and (i) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging – discontinued operations. Management believes Adjusted Free Cash Flow is relevant to investors, as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. In addition, this measure is a key consideration in determining the amounts to be paid as returns to our common shareholder. However, Adjusted Free Cash Flow does not necessarily represent cash available for discretionary activities as certain debt service obligations must be funded out of Adjusted Free Cash Flow. Our method of calculating Adjusted Free Cash Flow may not be consistent with that of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; and the possible future impacts of the COVID-19 variants or any other epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•increases in the cost of volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products;
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
•exposure to economic and political risk associated with our global operations;
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
•our failure to comply with laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection; and
•exposure to significant legal proceedings and investigations.
The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the factors discussed in Part I. Item 1A. Risk Factors and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K, as the same may be updated from time to time in our quarterly reports on Form 10-Q or in other reports which we from time to time file with the SEC.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2023, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(171)
Copper	(10)	(1)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2023, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2023, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(20)
Euro	(10)	(33)
Korean won	(10)	(55)
Canadian dollar	(10)	(3)
British pound	(10)	(25)
Swiss franc	(10)	(47)
Chinese yuan	10	(4)

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding litigation to which we are a party, see Note 14 – Commitments and Contingencies to our accompanying condensed consolidated financial statements.
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2023 Form 10-K. There have been no material changes from the risk factors described in our 2023 Form 10-K.

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
Date: August 3, 2023