Form 10-Q
period 2023-09-30
Novelis Inc.
filed 2023-11-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
As of November 6, 2023, the registrant had 1,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Net sales	$4,107	$4,799	$8,198	$9,888
Cost of goods sold (exclusive of depreciation and amortization)	3,477	4,140	6,978	8,405
Selling, general and administrative expenses	182	181	356	345
Depreciation and amortization	136	134	267	272
Interest expense and amortization of debt issuance costs	78	65	155	123
Research and development expenses	23	23	48	46
Loss on extinguishment of debt, net	5	—	5	—
Restructuring and impairment expenses, net	4	1	7	2
Equity in net income of non-consolidated affiliates	(4)	(4)	(7)	(8)
Other (income) expenses, net	(2)	10	(29)	60
	3,899	4,550	7,780	9,245
Income from continuing operations before income tax provision	208	249	418	643
Income tax provision	51	65	105	152
Net income from continuing operations	157	184	313	491
Loss from discontinued operations, net of tax	—	(1)	—	(2)
Net income	157	183	313	489
Net loss attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to our common shareholder	$157	$183	$313	$490
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Net income	$157	$183	$313	$489
Other comprehensive (loss) income:
Currency translation adjustment	(63)	(188)	(79)	(361)
Net change in fair value of effective portion of cash flow hedges	(251)	(110)	(84)	803
Net change in pension and other benefits	(3)	6	(7)	15
Other comprehensive (loss) income before income tax effect	(317)	(292)	(170)	457
Income tax (benefit) provision related to items of other comprehensive (loss) income	(68)	(29)	(26)	205
Other comprehensive (loss) income, net of tax	(249)	(263)	(144)	252
Comprehensive (loss) income	(92)	(80)	169	741
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(1)
Comprehensive (loss) income attributable to our common shareholder	$(92)	$(80)	$169	$742
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,158	$1,498
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 and $5 as of September 30, 2023, and March 31, 2023, respectively)	1,811	1,751
— related parties	135	156
Inventories	2,761	2,729
Prepaid expenses and other current assets	175	178
Fair value of derivative instruments	121	145
Assets held for sale	1	3
Total current assets	6,162	6,460
Property, plant and equipment, net	5,228	4,900
Goodwill	1,073	1,076
Intangible assets, net	568	589
Investment in and advances to non-consolidated affiliates	873	877
Deferred income tax assets	152	166
Other long-term assets
— third parties	275	293
— related parties	2	3
Total assets	$14,333	$14,364

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$51	$88
Short-term borrowings	692	671
Accounts payable
— third parties	2,951	3,100
— related parties	283	277
Fair value of derivative instruments	213	130
Accrued expenses and other current liabilities	593	633
Total current liabilities	4,783	4,899
Long-term debt, net of current portion	4,859	4,881
Deferred income tax liabilities	271	288
Accrued postretirement benefits	526	554
Other long-term liabilities	271	288
Total liabilities	10,710	10,910
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,000 shares issued and outstanding as of September 30, 2023, and March 31, 2023	—	—
Additional paid-in capital	1,208	1,208
Retained earnings	2,785	2,472
Accumulated other comprehensive loss	(382)	(238)
Total equity of our common shareholder	3,611	3,442
Noncontrolling interests	12	12
Total equity	3,623	3,454
Total liabilities and equity	$14,333	$14,364
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 3 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2023	2022
OPERATING ACTIVITIES
Net income	$313	$489
Net loss from discontinued operations	—	(2)
Net income from continuing operations	$313	$491
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	267	272
Loss on unrealized derivatives and other realized derivatives in investing activities, net	10	18
Loss on sale of assets, net	—	1
Impairment charges	3	—
Loss on extinguishment of debt, net	5	—
Deferred income taxes, net	23	19
Equity in net income of non-consolidated affiliates	(7)	(8)
Gain on foreign exchange remeasurement of debt	(6)	(22)
Amortization of debt issuance costs and carrying value adjustments	7	8
Other, net	3	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(90)	138
Inventories	(72)	(485)
Accounts payable	(110)	(309)
Other assets	21	18
Other liabilities	(77)	55
Net cash provided by operating activities – continuing operations	290	196
Net cash used in operating activities – discontinued operations	—	(6)
Net cash provided by operating activities	$290	$190
INVESTING ACTIVITIES
Capital expenditures	$(618)	$(284)
Acquisition of business and other investments, net of cash acquired	—	(4)
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	12	(15)
Proceeds from the settlement of derivative instruments, net	8	2
Other	8	11
Net cash used in investing activities	$(590)	$(290)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$532	$—
Principal payments of long-term and short-term borrowings	(531)	(114)
Revolving credit facilities and other, net	(24)	450
Debt issuance costs	(3)	(6)
Return of capital to our common shareholder	—	(100)
Net cash (used in) provided by financing activities	$(26)	$230
Net (decrease) increase in cash, cash equivalents and restricted cash	(326)	130
Effect of exchange rate changes on cash	(14)	(57)
Cash, cash equivalents and restricted cash – beginning of period	1,511	1,084
Cash, cash equivalents and restricted cash – end of period	$1,171	$1,157

Cash and cash equivalents	$1,158	$1,145
Restricted cash (included in other long-term assets)	13	12
Cash, cash equivalents and restricted cash – end of period	$1,171	$1,157

Supplemental Disclosures:
Accrued capital expenditures as of September 30	$176	$72
Leased assets obtained in exchange for new operating lease liabilities	6	27
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2022	1,000	$—	$1,308	$1,814	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	490	—	—	490
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(361)	—	(361)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $202 included in other comprehensive (loss) income	—	—	—	—	601	—	601
Change in pension and other benefits, net of tax provision of $3 included in other comprehensive (loss) income	—	—	—	—	12	—	12
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2022	1,000	$—	$1,208	$2,304	$(368)	$6	$3,150

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2023	1,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	313	—	—	313
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(79)	—	(79)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $24 included in other comprehensive (loss) income	—	—	—	—	(60)	—	(60)
Change in pension and other benefits, net of tax benefit of $2 included in other comprehensive (loss) income	—	—	—	—	(5)	—	(5)
Balance as of September 30, 2023	1,000	$—	$1,208	$2,785	$(382)	$12	$3,623

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2022	1,000	$—	$1,308	$2,121	$(105)	$6	$3,330
Net income attributable to our common shareholder	—	—	—	183	—	—	183
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(188)	—	(188)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $30 included in other comprehensive (loss) income	—	—	—	—	(80)	—	(80)
Change in pension and other benefits, net of tax provision of $1 included in other comprehensive (loss) income	—	—	—	—	5	—	5
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of September 30, 2022	1,000	$—	$1,208	$2,304	$(368)	$6	$3,150

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2023	1,000	$—	$1,208	$2,628	$(133)	$12	$3,715
Net income attributable to our common shareholder	—	—	—	157	—	—	157
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(63)	—	(63)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $67 included in other comprehensive (loss) income	—	—	—	—	(184)	—	(184)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(2)	—	(2)
Balance as of September 30, 2023	1,000	$—	$1,208	$2,785	$(382)	$12	$3,623
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of September 30, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
On September 30, 2023 and March 31, 2023, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $651 million and $801 million, respectively.

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
We did not adopt any other new accounting pronouncements during the six months ended September 30, 2023, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
There are no recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. INVENTORIES
Inventories consists of the following.

in millions	September 30, 2023	March 31, 2023
Finished goods	$745	$643
Work in process	1,174	1,303
Raw materials	554	505
Supplies	288	278
Inventories	$2,761	$2,729

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

in millions	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5	$6
Accounts receivable, net	8	6
Inventories	156	149
Prepaid expenses and other current assets	11	7
Total current assets	180	168
Property, plant and equipment, net	78	63
Goodwill	12	12
Deferred income tax assets	37	37
Other long-term assets	4	6
Total assets	$311	$286
LIABILITIES
Current liabilities:
Accounts payable	$130	$90
Accrued expenses and other current liabilities	26	28
Total current liabilities	156	118
Accrued postretirement benefits	121	130
Other long-term liabilities	4	6
Total liabilities	$281	$254

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2023, Novelis and Kobe both hold a 50% interest in UAL.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Net sales	$394	$447	$790	$956
Costs and expenses related to net sales	381	430	762	919
Income tax provision	4	5	8	11
Net income	$9	$12	$20	$26

Purchases of tolling services from Alunorf	$81	$87	$158	$168
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2023	March 31, 2023
Accounts receivable, net — related parties	$135	$156
Other long-term assets — related parties	2	3
Accounts payable — related parties	283	277

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the six months ended September 30, 2023, and 2022, we recorded net sales of $1 million and less than $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2023, and March 31, 2023, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
On August 1, 2023, the Board of Directors approved a return of capital to our common shareholder in the amount of $100 million, which will be paid during fiscal 2024. We paid a return of capital to our common shareholder in the amount of $100 million during the second quarter of fiscal 2023.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. DEBT
Debt consists of the following.

	September 30, 2023				March 31, 2023
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.38%	$692	$—	$692	$671	$—	$671
Floating rate Term Loans, due January 2025		—	—	—	752	(7)	745
Floating rate Term Loans, due September 2026	7.04%	750	(4)	746	—	—	—
Floating rate Term Loans, due March 2028	7.54%	488	(6)	482	490	(6)	484
3.25% Senior Notes, due November 2026	3.25%	750	(7)	743	750	(8)	742
3.375% Senior Notes, due April 2029	3.375%	529	(7)	522	543	(8)	535
4.75% Senior Notes, due January 2030	4.75%	1,600	(20)	1,580	1,600	(22)	1,578
3.875% Senior Notes, due August 2031	3.875%	750	(9)	741	750	(9)	741
China Bank Loans, due August 2027	3.90%	58	—	58	64	—	64
1.8% Brazil Loan, due June 2023	1.80%	—	—	—	30	—	30
1.8% Brazil Loan, due December 2023	1.80%	20	—	20	20	—	20
Finance lease obligations and other debt, due through June 2028	2.71%	18	—	18	30	—	30
Total debt		$5,655	$(53)	$5,602	$5,700	$(60)	$5,640
Less: Short-term borrowings		(692)	—	(692)	(671)	—	(671)
Less: Current portion of long-term debt		(51)	—	(51)	(88)	—	(88)
Long-term debt, net of current portion		$4,912	$(53)	$4,859	$4,941	$(60)	$4,881
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2023, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2023, for our debt denominated in foreign currencies are as follows (in millions).

As of September 30, 2023	Amount
Short-term borrowings and current portion of long-term debt due within one year	$743
2 years	28
3 years	759
4 years	776
5 years	469
Thereafter	2,880
Total	$5,655
Short-Term Borrowings
As of September 30, 2023, our short-term borrowings totaled $692 million, which consisted of $495 million of borrowings on our ABL Revolver, $150 million in short-term Brazil loans, and $47 million in short-term China loans (CNY 336 million). The weighted average interest rate on the short-term borrowings was 6.38% and 6.67% as of September 30, 2023, and March 31, 2023, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Term Loan Facility
As of September 30, 2023, we were in compliance with the covenants of our Term Loan Facility.
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
In September 2023, Novelis amended the Term Loan Facility and borrowed $750 million of term loans (the "2023 Term Loans"). The proceeds of the 2023 Term Loan were used to repay the previously-issued term loans due January 2025 (the "2020 Term Loans"). The 2023 Term Loans mature on September 25, 2026, are subject to 0.25% quarterly amortization payments and accrue interest at SOFR plus 1.65%.
In accordance with ASC 470, Debt, the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and $268 million was deemed a modification of debt. As a result of this transaction, we recorded a loss on extinguishment of debt of $5 million in the second quarter of fiscal 2024.
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
As of September 30, 2023, we had $495 million in borrowings under the ABL Revolver and were in compliance with debt covenants. We utilized $41 million of the ABL Revolver for letters of credit. We had availability of $990 million on the ABL Revolver, including $234 million of remaining availability that can be utilized for letters of credit.
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
As of September 30, 2023, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. SHARE-BASED COMPENSATION
During the six months ended September 30, 2023, we granted 1,941,778 Hindalco phantom RSUs and 2,598,668 Hindalco SARs. Total share-based compensation expense was $8 million and $14 million for the three and six months ended September 30, 2023, respectively. Total share-based compensation expense was $6 million and $4 million for the three and six months ended September 30, 2022, respectively. As of September 30, 2023, the outstanding liability related to share-based compensation was $22 million.
The cash payments made to settle all Hindalco SAR liabilities were $4 million and $7 million in the six months ended September 30, 2023, and 2022, respectively. Total cash payments made to settle RSUs were $13 million and $15 million in the six months ended September 30, 2023, and 2022, respectively. As of September 30, 2023, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $9 million and $22 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.5 years and 1.6 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2023	2022	2023	2022
Service cost	$6	$7	$1	$1
Interest cost	19	15	2	1
Expected return on assets	(20)	(18)	—	—
Amortization — losses, net	—	2	(1)	—
Amortization — prior service credit, net	(1)	—	(1)	(1)
Net periodic benefit cost(1)	$4	$6	$1	$1

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Service cost	$11	$13	$1	$2
Interest cost	38	31	3	2
Expected return on assets	(39)	(36)	—	—
Amortization — losses, net	(1)	4	(1)	—
Amortization — prior service credit, net	(1)	—	(2)	(2)
Net periodic benefit cost(1)	$8	$12	$1	$2
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Funded pension plans	$19	$6	$21	$8
Unfunded pension plans	3	4	7	8
Savings and defined contribution pension plans	14	13	30	27
Total contributions	$36	$23	$58	$43
During the remainder of fiscal 2024, we expect to contribute an additional $8 million to our funded pension plans, $9 million to our unfunded pension plans, and $26 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Gains on remeasurement of monetary assets and liabilities, net	$(16)	$(35)	$(4)	$(67)
Losses recognized on balance sheet remeasurement currency exchange contracts, net	17	41	9	78
Currency losses, net	$1	$6	$5	$11

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2023
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$28	$—	$(68)	$—	$(40)
Currency exchange contracts	17	1	(24)	(2)	(8)
Energy contracts	2	—	(1)	—	1
Interest rate swap contracts	—	1	—	—	1
Total derivatives designated as hedging instruments	$47	$2	$(93)	$(2)	$(46)
Derivatives not designated as hedging instruments:
Metal contracts	$59	$1	$(94)	$(1)	$(35)
Currency exchange contracts	14	1	(25)	(2)	(12)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$74	$2	$(120)	$(3)	$(47)
Total derivative fair value	$121	$4	$(213)	$(5)	$(93)

	March 31, 2023
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$—	$(31)	$—	$6
Currency exchange contracts	26	4	(19)	(1)	10
Energy contracts	3	—	(4)	—	(1)
Total derivatives designated as hedging instruments	$66	$4	$(54)	$(1)	$15
Derivatives not designated as hedging instruments:
Metal contracts	$66	$—	$(52)	$(2)	$12
Currency exchange contracts	13	3	(22)	(3)	(9)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$79	$3	$(76)	$(5)	$1
Total derivative fair value	$145	$7	$(130)	$(6)	$16
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of September 30, 2023, and March 31, 2023, the fair value of these contracts represented a liability of less than $1 million and an asset of less than $1 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	September 30, 2023	March 31, 2023
Hedge type
Purchase (sale)
Cash flow purchases	—	1
Cash flow sales	(730)	(699)
Not designated	(115)	(144)
Total, net	(845)	(842)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.0 billion and $1.2 billion in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2023, and March 31, 2023, respectively.
As of September 30, 2023, and March 31, 2023, we had outstanding foreign currency exchange contracts with a total notional amount of $1.4 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third and fourth quarters of fiscal 2024 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. During the three months ended September 30, 2023, we entered into several interest rate swaps to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 3 million MMBtu designated as cash flow hedges as of September 30, 2023, and the fair value was an asset of less than $1 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of September 30, 2023, we had a notional of less than $1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $ 1 million. As of March 31, 2023, we had a notional of less than 1 million MMBtu and the fair value was a liability of less than $1 million. The average duration for all natural gas contracts is less than three years in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 1 million gallons designated as cash flow hedges as of September 30, 2023, and the fair value was an asset of less than $1 million. There was a notional of 1 million gallons designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of September 30, 2023, we had a notional of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2023, we had a notional of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2023	2022	2023	2022
Derivative instruments not designated as hedges
Metal contracts	$(1)	$7	$(25)	$49
Currency exchange contracts	18	42	7	84
Energy contracts(1)	(1)	—	(1)	(4)
Loss (gain) recognized in other (income) expenses, net	16	49	(19)	129
Derivative instruments designated as hedges
Gain recognized in other (income) expenses, net(2)	(1)	(3)	(2)	(5)
Total loss (gain) recognized in other (income) expenses, net	$15	$46	$(21)	$124

Losses recognized on balance sheet remeasurement currency exchange contracts, net	$17	$41	$9	$78
Realized (gains) losses on change in fair value of derivative instruments, net	(25)	(16)	(49)	67
Unrealized losses (gains) on change in fair value of derivative instruments, net	23	21	19	(21)
Total loss (gain) recognized in other (income) expenses, net	$15	$46	$(21)	$124
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $59 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Cash flow hedging derivatives
Metal contracts	$(154)	$204	$72	$1,103
Currency exchange contracts	(26)	(99)	(18)	(177)
Energy contracts	—	9	(1)	16
Interest rate swap contracts	1	—	1	—
Total	$(179)	$114	$54	$942
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2023	2022	2023	2022
Cash flow hedging derivatives
Energy contracts(1)	$(2)	$11	$(3)	$18	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	1	(3)	2	3	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	74	229	143	147	Net sales
Currency exchange contracts	4	4	7	11	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	1	1	1	1	Selling, general and administrative expenses
Currency exchange contracts	(4)	(16)	(9)	(28)	Net sales
Currency exchange contracts	(1)	(2)	(2)	(3)	Depreciation and amortization
Total	$73	$224	$139	$149	Income from continuing operations before income tax provision
	(18)	(53)	(37)	(32)	Income tax provision
	$55	$171	$102	$117	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended September 30, 2023, and 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2023	$(309)	$119	$57	$(133)
Other comprehensive (loss) income before reclassifications	(63)	(129)	1	(191)
Amounts reclassified from accumulated other comprehensive loss, net	—	(55)	(3)	(58)
Net current-period other comprehensive loss	(63)	(184)	(2)	(249)
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2022	$(339)	$246	$(12)	$(105)
Other comprehensive (loss) income before reclassifications	(188)	91	5	(92)
Amounts reclassified from accumulated other comprehensive loss, net	—	(171)	—	(171)
Net current-period other comprehensive (loss) income	(188)	(80)	5	(263)
Balance as of September 30, 2022	$(527)	$166	$(7)	$(368)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(79)	42	(1)	(38)
Amounts reclassified from accumulated other comprehensive loss, net	—	(102)	(4)	(106)
Net current-period other comprehensive loss	(79)	(60)	(5)	(144)
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(361)	718	11	368
Amounts reclassified from accumulated other comprehensive loss, net	—	(117)	1	(116)
Net current-period other comprehensive (loss) income	(361)	601	12	252
Balance as of September 30, 2022	$(527)	$166	$(7)	$(368)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2023, and March 31, 2023, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2023, and March 31, 2023. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2023		March 31, 2023
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$88	$(163)	$103	$(85)
Currency exchange contracts	33	(53)	46	(45)
Energy contracts	3	(2)	3	(6)
Interest rate swap contracts	1	—	—	—
Total level 2 instruments	$125	$(218)	$152	$(136)
Netting adjustment(1)	(73)	73	(72)	72
Total net	$52	$(145)	$80	$(64)
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

	September 30, 2023		March 31, 2023
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$2	$2	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,892	4,461	4,939	4,652

Additionally, our condensed consolidated balance sheet as of September 30, 2023 includes a note receivable in the amount of $42 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Currency losses, net(1)	$1	$6	$5	$11
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	23	21	19	(21)
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(25)	(16)	(49)	67
Loss on sale of assets, net	—	—	—	1
Interest income	(4)	(4)	(11)	(8)
Non-operating net periodic benefit cost(3)	(2)	(1)	(3)	(1)
Other, net	5	4	10	11
Other (income) expenses, net	$(2)	$10	$(29)	$60
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. INCOME TAXES
For the three months ended September 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the six months ended September 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the three months ended September 30, 2022, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and income not subject to tax. For the six months ended September 30, 2022, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. The change in valuation allowance is mainly attributable to the release of the full valuation allowance on temporary items and tax attributes of legacy Aleris entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $11 million.

As of September 30, 2023, we had a net deferred tax liability of $119 million. This amount included gross deferred tax assets of approximately $1.4 billion and a valuation allowance of $709 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal years 2007 through 2020 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In September 2023, we received a settlement offer for certain tax audits of Aleris Germany that were previously negotiated. We reclassified the tax contingency related to these audits to income tax payable and anticipate paying the settlement in fiscal 2024. During the three months ended September 30, 2023, certain other estimates and assumptions associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2023, and March 31, 2023, were $36 million and $37 million, respectively. Of the total $36 million as of September 30, 2023, $15 million is associated with an environmental reserve, $17 million is associated with undiscounted environmental clean-up costs, and $4 million is associated with restructuring actions. As of September 30, 2023, $20 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of September 30, 2023, and March 31, 2023, were $8 million and $11 million, respectively. As of September 30, 2023, $7 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $40 million as of September 30, 2023, and $37 million as of March 31, 2023. As of September 30, 2023, the $40 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$532	$341	$—	$—	$873
Total assets	5,406	3,934	2,245	2,017	731	14,333

in millions
March 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$540	$337	$—	$—	$877
Total assets	4,867	4,166	2,417	2,155	759	14,364

in millions
Selected Operating Results Three Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,722	$1,131	$580	$564	$110	$4,107
Net sales – intersegment	—	20	60	29	(109)	—
Net sales	$1,722	$1,151	$640	$593	$1	$4,107

Depreciation and amortization	$55	$40	$23	$20	$(2)	$136
Income tax (benefit) provision	6	13	10	11	11	51
Capital expenditures	218	34	17	19	(3)	285

in millions
Selected Operating Results Three Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,958	$1,266	$780	$674	$121	$4,799
Net sales – intersegment	—	49	69	77	(195)	—
Net sales	$1,958	$1,315	$849	$751	$(74)	$4,799

Depreciation and amortization	$58	$38	$21	$19	$(2)	$134
Income tax (benefit) provision	1	9	10	36	9	65
Capital expenditures	98	21	19	26	10	174

in millions
Selected Operating Results Six Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$3,454	$2,290	$1,177	$1,064	$213	$8,198
Net sales – intersegment	—	42	132	58	(232)	—
Net sales	$3,454	$2,332	$1,309	$1,122	$(19)	$8,198

Depreciation and amortization	$108	$81	$45	$40	$(7)	$267
Income tax (benefit) provision	(7)	26	18	27	41	105
Capital expenditures	493	61	39	34	(9)	618

in millions
Selected Operating Results Six Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$4,054	$2,624	$1,531	$1,444	$235	$9,888
Net sales – intersegment	—	85	176	133	(394)	—
Net sales	$4,054	$2,709	$1,707	$1,577	$(159)	$9,888

Depreciation and amortization	$115	$78	$43	$40	$(4)	$272
Income tax provision	(23)	5	30	73	67	152
Capital expenditures	152	43	42	37	10	284

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Net income attributable to our common shareholder	$157	$183	$313	$490
Net loss attributable to noncontrolling interests	—	—	—	(1)
Income tax provision	51	65	105	152
Loss from discontinued operations, net of tax	—	1	—	2
Income from continuing operations before income tax provision	208	249	418	643
Depreciation and amortization	136	134	267	272
Interest expense and amortization of debt issuance costs	78	65	155	123
Adjustment to reconcile proportional consolidation(1)	11	13	25	27
Unrealized losses (gains) on change in fair value of derivative instruments, net	23	21	19	(21)
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	(1)	(1)	(4)	(2)
Loss on extinguishment of debt, net	5	—	5	—
Restructuring and impairment expenses, net	4	1	7	2
Loss on sale of assets, net	—	—	—	1
Metal price lag	22	24	17	21
Other, net	(2)	—	(4)	1
Adjusted EBITDA	$484	$506	$905	$1,067
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized gains on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives unrelated to operations.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
North America	$208	$191	$374	$418
Europe	100	73	188	157
Asia	82	113	169	207
South America	93	127	177	283
Eliminations and Other	1	2	(3)	2
Adjusted EBITDA	$484	$506	$905	$1,067

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2023	2022	2023	2022
Beverage packaging(1)	$1,943	$2,314	$3,727	$4,802
Automotive	971	995	1,989	1,942
Aerospace and industrial plate	179	199	355	363
Specialty	1,014	1,291	2,127	2,781
Net sales	$4,107	$4,799	$8,198	$9,888
_________________________
(1)Prior to the three months ended September 30, 2023, we utilized the term "can" for the beverage packaging end market. This change is solely to align the terminology with that being currently used by the Company and does not impact the amounts presented.

Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Ball	14%	15%	13%	16%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	7%	10%	7%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
16. SUBSEQUENT EVENTS
In October 2023, the Company approved the plan to close the cold rolling and finishing plant in Clayton, New Jersey. The decision was based on the opportunity to optimize the product portfolio and simplify the manufacturing footprint by eliminating some low growth, low margin products and consolidating production at other sites. The Company expects to cease substantially all operations at this plant by the end of the third quarter of fiscal 2024 and estimates total pre-tax charges associated with this action to be in the range of $25 million to $35 million, consisting primarily of charges for accelerated depreciation and employee-related restructuring expenses, which the Company expects to record in the third quarter of fiscal 2024. Additionally, the Company will record any environmental liabilities, if applicable, when such amounts are estimable following the closure of the plant.

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
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. As of September 30, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 33 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
However, rising inflation and geopolitical instability in Europe in fiscal 2023, led to increased global operating costs, including for energy, freight, labor, coatings, and alloys. While many of these operating cost pressures have lessened in recent months, some costs, including for labor and repairs, and maintenance, remain elevated. Rising interest rates have also increased interest expense on our variable interest rate loans. We believe the challenging inflationary and geopolitical environment is negatively impacting near-term demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We expect such elevated costs and reduced demand until economic conditions stabilize. Despite our results being negatively impacted by higher costs, we have been able to partially mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a portion of the higher costs to customers, favorable pricing environments, and utilizing recycled materials. We have also implemented cost control measures across our global operations, including a focus on employment, professional services, and travel costs. There is no assurance that we will continue to be able to mitigate these higher costs in the future.

Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. The ERM team meets with or interviews approximately 80 employees each quarter to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis contracts with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries. Sanctions, tariffs, a ban, or similar actions impacting the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of Russia's invasion of Ukraine, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our Board at least quarterly, with interim updates from our executive leadership as our Board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our Board.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. However, we saw reduced can sheet demand beginning in the second half of fiscal 2023 attributed to the beverage packaging industry reducing their excess inventory as supply chains improve and markets adjust to a more moderated level of beverage packaging demand post-COVID-19 pandemic. We believe inventory levels across the beverage packaging supply chain have now largely normalized.
Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage can sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. We plan to allocate more than half of this plant's capacity to the production of beverage can sheet. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rise in demand.
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
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We intend to primarily fund these organic growth investments from internally generated cash flows, and, as such, are pacing capital investments and prioritizing specific investments of approximately $3.5 billion that are already under way.
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a carbon neutral company by 2050 or sooner, with an interim goal to reduce our carbon footprint by 30% by fiscal 2026, from our baseline of fiscal 2016. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste intensity to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by fiscal 2026, from our baseline of fiscal 2020.

We plan to increase the use of recycled content in our products, as appropriate, and engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile. In addition, we intend to evaluate each future expansion project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments so that we may appropriately mitigate any negative carbon impacts to meet our goals.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 22 plants globally, and 14 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We intend to allocate an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects. Through March 31, 2023, we have allocated $280 million of the net proceeds to such projects.
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
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteerism. The program will continue emphasizing STEM education, recycling education, and community development.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.3 billion of liquidity as of September 30, 2023.
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
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. We estimate demand for can stock will increase at a global compound annual growth rate of approximately 3% from calendar year 2022 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we have recently seen reduced can sheet demand, which began during the middle of fiscal year 2023 and has continued into early fiscal 2024. We attribute this reduced can sheet demand to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We anticipate demand will continue to recover over the next couple of quarters as we believe industry inventory levels have now largely normalized and some level of promotional activity is beginning to resume.
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
Beginning on September 15, 2023, the United Auto Workers (UAW) commenced strikes impacting three of our North American customers, Ford Motor Company, General Motors and Stellantis. Due to our diverse customer and geographic base, we did not experience any material impact from these strikes in the second quarter of fiscal 2024. The UAW reached tentative agreements with all three automakers during the second half of October 2023, and as such we do not anticipate any material impact on our financial results in future periods as a result of these strikes, assuming the agreements are approved and finalized promptly.

Aerospace. Passenger air travel continues to increase facilitating a faster than anticipated recovery for the aerospace industry post-pandemic. We expect demand for aerospace aluminum plate and sheet to continue to grow driven by increased air traffic and a need for fleet modernization.
Specialties. Specialties includes diverse markets, including building and construction, commercial transportation, foil and packaging, and commercial and consumer products. These industries continue to increase aluminum adoption due to its many desirable characteristics. We believe these trends will keep demand high in the long-term, despite the near-term economic headwinds impacting demand for building and construction and some industrial products.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,097	$2,397	(13)%	$2,337	$3,503	(33)%
Average cash price during the period	2,155	2,354	(8)	2,209	2,618	(16)
Closing cash price as of end of period	2,308	2,180	6	2,308	2,180	6
The weighted average LMPs are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2023	2022		2023	2022
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$310	$360	(14)%	$340	$442	(23)%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2023	March 31, 2023	2023	2022	2023	2022
Euro per U.S. dollar	0.945	0.920	0.924	0.998	0.922	0.971
Brazilian real per U.S. dollar	5.008	5.080	4.890	5.258	4.931	5.110
South Korean won per U.S. dollar	1,345	1,304	1,315	1,362	1,320	1,316
Canadian dollar per U.S. dollar	1.352	1.354	1.340	1.321	1.343	1.299
Swiss franc per euro	0.968	0.993	0.961	0.972	0.969	0.995

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2023, we reported net income attributable to our common shareholder of $157 million, a decrease of 14% compared to $183 million in the comparable prior year period, and total Adjusted EBITDA of $484 million, a decrease of 4% compared to $506 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period is primarily driven by lower beverage packaging and specialty shipments, less favorable metal benefit from recycling, and a favorable inventory timing effect from capitalizing high operating costs in the prior year period. These headwinds were largely offset by higher pricing including some cost pass-through to customers, higher automotive shipments, favorable product mix, and some settling of inflation in the current quarter on operating costs, including freight, energy, and coatings.
For the six months ended September 30, 2023, we reported net income attributable to our common shareholder of $313 million, a decrease of 36% compared to $490 million in the comparable prior year period, and total Adjusted EBITDA of $905 million, a decrease of 15% compared to $1.1 billion in the comparable prior year period. The decrease in operational performance was primarily driven by lower beverage packaging and specialty shipments and less favorable metal benefit from recycling. These headwinds were partially offset by higher pricing, including some cost pass-through to customers, higher automotive shipments, and some settling of inflationary cost pressures.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023	June 30, 2023	September 30, 2023
Net sales	$5,089	$4,799	$4,201	$4,397	$18,486	$4,091	$4,107
Percentage (decrease) increase in net sales versus comparable prior year period	32%	17%	(3)%	(9)%	8%	(20)%	(14)%
Rolled product shipments:
North America	386	386	380	363	1,515	370	390
Europe	272	268	242	248	1,030	250	256
Asia	185	208	141	187	721	176	175
South America	148	162	162	144	616	119	144
Eliminations	(29)	(40)	(17)	(6)	(92)	(36)	(32)
Total	962	984	908	936	3,790	879	933

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	8%	3%	6%	(3)%	3%	(4)%	1%
Europe	(3)	3	(5)	(9)	(3)	(8)	(4)%
Asia	(4)	6	(18)	(8)	(6)	(5)	(16)%
South America	(6)	10	3	(8)	—	(20)	(11)%
Total	(1)%	2%	(2)%	(5)%	(2)%	(9)%	(5)%
Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022
Net sales was $4.1 billion for the three months ended September 30, 2023, a decrease of 14% from $4.8 billion in the comparable prior year period, primarily driven by lower average aluminum prices, and a 5% decrease in shipments, partially offset by higher pricing across end markets.
Income from continuing operations before income tax provision was $208 million for the three months ended September 30, 2023, a decrease of 16% from $249 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.5 billion for the three months ended September 30, 2023, a decrease of 16% from $4.1 billion in the comparable prior year period, primarily due to lower average aluminum prices and lower shipments. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $663 million over the comparable prior year period.

Selling, General and Administrative Expenses
SG&A was $182 million for the three months ended September 30, 2023, compared to $181 million for the three months ended September 30, 2022.
Depreciation and Amortization
Depreciation and amortization was $136 million and $134 million in the three months ended September 30, 2023, and 2022, respectively.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $78 million and $65 million for the three months ended September 30, 2023, and 2022, respectively. The increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the three months ended September 30, 2023. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the three months ended September 30, 2022.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $4 million and $1 million for the three months ended September 30, 2023 and 2022, respectively.
Other (Income) Expense, Net
Other (income) expenses, net was income of $2 million and an expense of $10 million for the three months ended September 30, 2023, and 2022, respectively. The change primarily relates to an increase in realized gains on the change in fair value of derivative instruments, net in the current period compared to the prior year period.
Taxes
We recognized $51 million of income tax expense for the three months ended September 30, 2023. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. We recognized $65 million of income tax expense in the comparable prior year period.
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

Selected Operating Results Three Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,722	$1,151	$640	$593	$1	$4,107
Shipments (in kt):
Rolled products – third party	390	252	155	136	—	933
Rolled products – intersegment	—	4	20	8	(32)	—
Total rolled products	390	256	175	144	(32)	933
Non-rolled products	4	26	6	27	—	63
Total shipments	394	282	181	171	(32)	996

Selected Operating Results Three Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,958	$1,315	$849	$751	$(74)	$4,799
Shipments (in kt):
Rolled products – third party	386	257	190	151	—	984
Rolled products – intersegment	—	11	18	11	(40)	—
Total rolled products	386	268	208	162	(40)	984
Non-rolled products	3	31	7	35	(8)	68
Total shipments	389	299	215	197	(48)	1,052
The following table reconciles changes in Adjusted EBITDA for the three months ended September 30, 2022, to the three months ended September 30, 2023.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended September 30, 2022	$191	$73	$113	$127	$2	$506
Volume	5	(14)	(33)	(18)	8	(52)
Conversion premium and product mix	25	12	(13)	(5)	15	34
Conversion costs	(11)	16	8	(10)	(21)	(18)
Foreign exchange	2	9	4	(1)	(2)	12
Selling, general & administrative and research & development costs(2)	(3)	(1)	1	1	3	1
Other changes	(1)	5	2	(1)	(4)	1
Adjusted EBITDA - Three Months Ended September 30, 2023	$208	$100	$82	$93	$1	$484
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
North America
Net sales decreased $236 million, or 12%, primarily driven by lower average aluminum prices and lower specialty shipments, mainly in building and construction, due to softer market demand, partially offset by higher automotive shipments compared to the prior year due to stronger demand and higher beverage packaging shipments as customer inventory destocking activities are complete and some level of promotional activity and demand has resumed in the region. Adjusted EBITDA was $208 million, an increase of 9%, primarily driven by higher volume and product pricing. Total conversion costs were higher year over year despite reduced inflationary cost pressures and favorable metal benefit due to a favorable inventory timing effect from capitalizing high operating costs in prior year.
Europe
Net sales decreased $164 million, or 12%, primarily driven by lower average aluminum prices, lower beverage packaging and specialty shipments, mainly in building and construction, due to softer market demand, partially offset by higher automotive shipments compared to the prior year due to stronger demand from automotive OEMs. Adjusted EBITDA was $100 million, an increase of 37%, primarily driven by higher product prices, favorable metal benefits, some reduced inflationary pressures on operating costs including energy, and favorable foreign exchange, partially offset by lower volume.

Asia
Net sales decreased $209 million, or 25%, primarily driven by lower average aluminum prices, lower beverage packaging shipments due to softer market demand in southeast Asia and the Middle East, and slightly lower automotive shipments, partially offset by higher specialty shipments mainly to support strong EV battery demand. Adjusted EBITDA was $82 million, a decrease of 27%, primarily driven by lower volume and less favorable metal benefit, partially offset by favorable foreign exchange. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass through in price to customers.
South America
Net sales decreased $158 million, or 21%, primarily driven by lower average aluminum prices and lower beverage packaging shipments on softer local market demand. Adjusted EBITDA was $93 million, a decrease of 27%, primarily driven by lower volume and less favorable metal benefit.
Six Months Ended September 30, 2023, Compared to the Six Months Ended September 30, 2022
Net sales were $8.2 billion for the six months ended September 30, 2023, a decrease of 17% from $9.9 billion in the comparable prior year period, primarily driven by lower average aluminum prices and a 6% decline in total shipments compared to the prior year period.
Income from continuing operations before income tax provision was $418 million for the six months ended September 30, 2023, compared to $643 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $7.0 billion for the six months ended September 30, 2023, a decrease of 17% from $8.4 billion in the comparable prior year period, driven primarily by lower average aluminum prices and lower production due to reduced demand. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $1.4 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $356 million for the six months ended September 30, 2023, compared to $345 million for the six months ended September 30, 2022. The increase is mainly due to higher employment costs, partially offset by cost control measures across our global operations, including a focus on employment, professional services, and travel costs.
Depreciation and Amortization
Depreciation and amortization was $267 million for the six months ended September 30, 2023, compared to $272 million for the six months ended September 30, 2022.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $155 million and $123 million for the six months ended September 30, 2023, and 2022, respectively. This increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the six months ended September 30, 2023. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the six months ended September 30, 2022.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $7 million and $2 million for the six months ended September 30, 2023, and 2022, respectively.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $29 million and an expense of $60 million for the six months ended September 30, 2023, and 2022, respectively. This change primarily relates to realized gains on the change in fair value of derivative instruments, net, in the current period compared to losses in the prior year period and unrealized losses on the change in fair value of derivative instruments, net, in the current period compared to gains in the prior year period.

Taxes
We recognized $105 million of income tax provision for the six months ended September 30, 2023. Our effective tax rate was primarily driven by the full year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and income not subject to tax. We recognized $152 million of income tax provision in the prior comparable period.
Segment Review

Selected Operating Results Six Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,454	$2,332	$1,309	$1,122	$(19)	$8,198
Shipments
Rolled products – third party	760	497	308	247	—	1,812
Rolled products – intersegment	—	9	43	16	(68)	—
Total rolled products	760	506	351	263	(68)	1,812
Non-rolled products	8	53	15	56	1	133
Total shipments	768	559	366	319	(67)	1,945

Selected Operating Results Six Months Ended September 30, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$4,054	$2,709	$1,707	$1,577	$(159)	$9,888
Shipments
Rolled products – third party	772	522	354	298	—	1,946
Rolled products – intersegment	—	18	39	12	(69)	—
Total rolled products	772	540	393	310	(69)	1,946
Non-rolled products	6	59	13	72	(21)	129
Total shipments	778	599	406	382	(90)	2,075

The following table reconciles changes in Adjusted EBITDA for the six months ended September 30, 2022, to the six months ended September 30, 2023.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Six Months Ended September 30, 2022	$418	$157	$207	$283	$2	$1,067
Volume	(14)	(40)	(42)	(49)	(1)	(146)
Conversion premium and product mix	65	63	(26)	(13)	36	125
Conversion costs	(95)	(15)	11	(42)	(35)	(176)
Foreign exchange	2	10	13	(6)	(2)	17
Selling, general & administrative and research & development costs(2)	(15)	(5)	1	7	4	(8)
Other changes	13	18	5	(3)	(7)	26
Adjusted EBITDA - Six Months Ended September 30, 2023	$374	$188	$169	$177	$(3)	$905
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
North America
Net sales decreased $600 million, or 15%, driven by lower average aluminum prices, and lower specialty shipments from a weak macro-economic environment, partially offset by higher automotive shipments on robust demand.Year-to-date beverage packaging shipments were in line with the prior year period as demand and customer inventory positions have largely normalized after a period of excess inventory reduction actions. Adjusted EBITDA was $374 million, a decrease of 11%, primarily driven by lower volume, higher operating costs including a favorable inventory timing effect from capitalizing high operating costs in the prior year, and less favorable metal benefit. In addition, SG&A and other changes increased versus the comparable prior year period mainly due to an increase in factoring expense resulting from higher interest rates. These factors were partially offset by favorable product mix and higher product prices, as well as lower freight expense.
Europe
Net sales decreased $377 million, or 14%, driven by lower average aluminum prices, lower beverage packaging shipments and lower specialty shipments due to softer demand, partially offset by higher automotive shipments. Adjusted EBITDA was $188 million, an increase of 20%, primarily driven by higher product prices and favorable foreign exchange rates, partially offset by lower volume and less favorable metal benefits.
Asia
Net sales decreased $398 million, or 23%, driven primarily by lower average aluminum prices and lower beverage packaging shipments due to softer demand, partially offset by higher specialty shipments due mainly to growing demand for EV battery components and higher automotive shipments. Adjusted EBITDA was $169 million, a decrease of 18%, primarily due to lower volume and less favorable metal benefit, partially offset by favorable product mix and favorable foreign exchange. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass through in price to customers.
South America
Net sales decreased $455 million, or 29%, driven by lower average aluminum prices and lower beverage packaging shipments due to softer demand this year. Adjusted EBITDA was $177 million, a decrease of 37%, primarily due to lower volume, less favorable metal benefit, and unfavorable foreign exchange, partially offset by lower operating costs such as freight and utilities, and lower SG&A due to lowering factoring expense.

LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.3 billion of liquidity as of September 30, 2023. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short- and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of September 30, 2023, and March 31, 2023, is as follows.

in millions	September 30, 2023	March 31, 2023
Cash and cash equivalents	$1,158	$1,498
Availability under committed credit facilities	1,145	1,101
Total available liquidity	$2,303	$2,599
The decrease in total available liquidity relates to the decrease in cash and cash equivalents, primarily resulting from investing activities during the period, partially offset by an increase in availability under our ABL Revolver facility due to an increase in the borrowing base compared to prior period. See Note 5 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of September 30, 2023, we held $45 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2023, we held $612 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2023, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
There are no additional material off-balance sheet arrangements.

Cash Flow Summary

	Six Months Ended September 30,
in millions	2023	2022	Change
Net cash provided by operating activities	$290	$190	$100
Net cash used in investing activities	(590)	(290)	(300)
Net cash (used in) provided by financing activities	(26)	230	(256)
Operating Activities
The increase in net cash provided by operating activities primarily relates to favorable changes in working capital, partially offset by lower Adjusted EBITDA.
Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of Adjusted Free Cash Flow.
The following table displays the Adjusted Free Cash Flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2023	2022	Change
Net cash provided by operating activities – continuing operations	$290	$196	$94
Net cash used in investing activities – continuing operations	(590)	(290)	(300)
Plus: Cash used in the acquisition of business and other investments, net of cash acquired	—	4	(4)
Adjusted Free Cash Flow from continuing operations	(300)	(90)	(210)
Net cash used in operating activities – discontinued operations	—	(6)	6
Adjusted Free Cash Flow	$(300)	$(96)	$(204)
Ending cash and cash equivalents	$1,158	$1,145	$13
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $618 million during the six months ended September 30, 2023.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2023. There were no proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2022.

Six Months Ended
in millions	September 30, 2023
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	50
Proceeds from issuance of long-term and short-term borrowings	$532

The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2023, and 2022.

Six Months Ended
in millions	September 30, 2023
Brazil Loan, due June 2023	$(30)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due March 2028	(3)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(11)
Principal payments of long-term and short-term borrowings	$(531)

Six Months Ended
in millions	September 30, 2022
Short-term loans due November 2022	$(102)
Floating rate Term Loans, due January 2025	(4)
Floating rate Term Loans, due March 2028	(3)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(114)
The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2023, and 2022.

Six Months Ended
in millions	September 30, 2023
ABL Revolver	$32
China credit facility	(57)
Korea credit facility	1
Revolving credit facilities and other, net	$(24)

Six Months Ended
in millions	September 30, 2022
ABL Revolver	$426
China Credit Facility	16
Korea credit facility and Other revolving facilities	8
Revolving credit facilities and other, net	$450
In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.
In addition to the activities shown in the tables above, we paid debt issuance costs of $3 million and $6 million during the six months ended September 30, 2023, and 2022, respectively. We also paid a return of capital to our common shareholder in the amount of $100 million during the six months ended September 30, 2022.

Non-Guarantor Information
As of September 30, 2023, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2023)	19%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2023)	19%
Assets owned by non-guarantor subsidiaries (as of September 30, 2023)	15%
In addition, for the six months ended September 30, 2023, and 2022, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.8 billion and $2.3 billion, respectively, and as of September 30, 2023, those subsidiaries had assets of $2.9 billion and debt and other liabilities of $1.6 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority has now shifted to organic growth capital expenditures. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified more than $4.5 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We intend to fund these organic growth investments from internally generated cash flows, and, as such, are pacing capital investments and prioritizing specific investments of approximately $3.5 billion that are already under way. We intend to maintain a medium-term net leverage ratio below 3x, and continue to guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
On August 1, 2023, the Board of Directors approved a return of capital to our common shareholder in the amount of $100 million, which will be paid in fiscal 2024. We paid a return of capital to our common shareholder in the amount of $100 million during the second quarter of fiscal 2023. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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
•the impact of labor disputes and strikes on our customers could have material adverse effects on our business and financial results;
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2023, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(180)
Copper	(10)	(1)
Zinc	(10)	(1)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2023, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(1)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2023, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(13)
Euro	(10)	(40)
Korean won	(10)	(51)
Canadian dollar	(10)	(3)
British pound	(10)	(25)
Swiss franc	(10)	(43)
Chinese yuan	10	(8)
Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2023, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $8 million. See Note 5 – Debt to our accompanying audited consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. During the three months ended September 30, 2023, we entered into interest rate swaps to fix the interest rate on various floating rate debt. See Note 9 – Financial Instruments and Commodity Contracts to our accompanying audited consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of September 30, 2023, would have an estimated potential negative effect on the contracts' fair value of approximately $5 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023.
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
The impact of labor disputes and strikes on our customers could have material adverse effects on our business and financial results.
Certain of our customers have a substantial number of the employees who are members of industrial trade unions and are employed under the terms of collective bargaining agreements. These customers may experience labor disputes, work stoppages or strikes if they fail to successfully negotiate collective bargaining agreements and/or labor contracts with their employees, as necessary. For example, three of our North American customers, Ford Motor Company, General Motors, and Stellantis recently experienced work stoppages at certain of their facilities as a result of the United Auto Workers strikes. The duration and scope of any future labor disputes or strikes by employees of our customers, and the resultant impact on our business and financial results cannot be predicted with any certainty at this time. However, in the event that our customers are unable to successfully negotiate collective bargaining agreements and/or other labor contracts with their employees as necessary, and their plants experience prolonged slowdowns, closures, or idling as a result of the strikes, the demand from these customers for our flat-rolled aluminum products and our financial results could be materially adversely impacted as a result. While we may be able to replace any such reduction in demand with higher demand from other customers, the ultimate impact of labor disputes and strikes on our business and financial results will depend on factors beyond our control.
Item 5. Other Information.
Election of Directors
On November 6, 2023, our sole shareholder elected Mr. Steven Fisher as a director of the Company to serve until the next regular meeting of shareholders.
Mr. Fisher, 52, has served as our President and Chief Executive Officer since 2015. Mr. Fisher joined the Company in 2006 as Vice President, Strategic Planning and Corporate Development and served as our Chief Financial Officer from 2007 to 2015. Prior to joining Novelis, Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp., at its headquarters in Dallas, Texas. Mr. Fisher is a member of the Business Roundtable, an association of leading U.S. companies working to promote sound public policy. In addition, he is a member of the Board of Directors for the Metro Atlanta Chamber of Commerce. Mr. Fisher received a bachelor's degree in finance and accounting from the University of Iowa.

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
10.1
Refinancing Amendment (Tranche A-2 Term Loans) to Credit Agreement, dated as of September 25, 2023, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., as Holdings, the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent, and as Collateral Agent

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
Date: November 7, 2023