Form 10-Q
period 2023-12-31
Novelis Inc.
filed 2024-02-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
As of February 9, 2024, the registrant had 1,100 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 15 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ending March 31, 2024
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2023 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 10, 2023

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Net sales	$3,935	$4,201	$12,133	$14,089
Cost of goods sold (exclusive of depreciation and amortization)	3,309	3,794	10,287	12,199
Selling, general and administrative expenses	189	164	545	509
Depreciation and amortization	139	133	406	405
Interest expense and amortization of debt issuance costs	73	75	228	198
Research and development expenses	24	23	72	69
Loss on extinguishment of debt, net	—	—	5	—
Restructuring and impairment expenses, net	26	5	33	7
Equity in net loss (income) of non-consolidated affiliates	6	(6)	(1)	(14)
Other (income) expenses, net	(6)	7	(35)	67
	3,760	4,195	11,540	13,440
Income from continuing operations before income tax provision	175	6	593	649
Income tax provision (benefit)	54	(6)	159	146
Net income from continuing operations	121	12	434	503
Loss from discontinued operations, net of tax	—	—	—	(2)
Net income	121	12	434	501
Net loss attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to our common shareholder	$121	$12	$434	$502
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Net income	$121	$12	$434	$501
Other comprehensive income (loss):
Currency translation adjustment	140	215	61	(146)
Net change in fair value of effective portion of cash flow hedges	10	(158)	(74)	645
Net change in pension and other benefits	(3)	(6)	(10)	9
Other comprehensive income (loss) before income tax effect	147	51	(23)	508
Income tax provision (benefit) related to items of other comprehensive income (loss)	5	(38)	(21)	167
Other comprehensive income (loss), net of tax	142	89	(2)	341
Comprehensive income	263	101	432	842
Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	—	(1)	(1)
Comprehensive income attributable to our common shareholder	$264	$101	$433	$843
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$787	$1,498
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 and $5 as of December 31, 2023, and March 31, 2023, respectively)	1,973	1,751
— related parties	122	156
Inventories	2,677	2,729
Prepaid expenses and other current assets	160	178
Fair value of derivative instruments	136	145
Assets held for sale	1	3
Total current assets	5,856	6,460
Property, plant and equipment, net	5,498	4,900
Goodwill	1,076	1,076
Intangible assets, net	558	589
Investment in and advances to non-consolidated affiliates	918	877
Deferred income tax assets	145	166
Other long-term assets
— third parties	277	293
— related parties	3	3
Total assets	$14,331	$14,364

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$31	$88
Short-term borrowings	552	671
Accounts payable
— third parties	2,785	3,100
— related parties	266	277
Fair value of derivative instruments	173	130
Accrued expenses and other current liabilities	650	633
Total current liabilities	4,457	4,899
Long-term debt, net of current portion	4,883	4,881
Deferred income tax liabilities	263	288
Accrued postretirement benefits	540	554
Other long-term liabilities	302	288
Total liabilities	10,445	10,910
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,100 shares issued and outstanding as of December 31, 2023, and March 31, 2023	—	—
Additional paid-in capital	1,208	1,208
Retained earnings	2,906	2,472
Accumulated other comprehensive loss	(239)	(238)
Total equity of our common shareholder	3,875	3,442
Noncontrolling interests	11	12
Total equity	3,886	3,454
Total liabilities and equity	$14,331	$14,364
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 3 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
in millions	2023	2022
OPERATING ACTIVITIES
Net income	$434	$501
Net loss from discontinued operations	—	(2)
Net income from continuing operations	$434	$503
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	406	405
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(34)	(19)
Loss on sale or disposal of assets, net	4	1
Non-cash restructuring and impairment charges	24	5
Loss on extinguishment of debt, net	5	—
Deferred income taxes, net	12	(7)
Equity in net loss (income) of non-consolidated affiliates	(1)	(14)
Loss (gain) on foreign exchange remeasurement of debt	14	(8)
Amortization of debt issuance costs and carrying value adjustments	8	12
Other, net	3	—
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(183)	669
Inventories	61	(96)
Accounts payable	(355)	(1,061)
Other assets	43	(4)
Other liabilities	(21)	(65)
Net cash provided by operating activities – continuing operations	420	321
Net cash used in operating activities – discontinued operations	—	(12)
Net cash provided by operating activities	$420	$309
INVESTING ACTIVITIES
Capital expenditures	$(960)	$(462)
Acquisition of business and other investments, net of cash acquired	—	(4)
Proceeds from sales of assets, third party, net of transaction fees and hedging	—	2
Proceeds from the sale of a business	2	3
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	3	(37)
Proceeds from the settlement of derivative instruments, net	9	5
Other	11	15
Net cash used in investing activities	$(935)	$(478)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$699	$—
Principal payments of long-term and short-term borrowings	(604)	(380)
Revolving credit facilities and other, net	(281)	749
Debt issuance costs	(3)	(6)
Return of capital to our common shareholder	—	(100)
Net cash (used in) provided by financing activities	$(189)	$263
Net (decrease) increase in cash, cash equivalents and restricted cash	(704)	94
Effect of exchange rate changes on cash	(6)	(39)
Cash, cash equivalents and restricted cash – beginning of period	1,511	1,084
Cash, cash equivalents and restricted cash – end of period	$801	$1,139

Cash and cash equivalents	$787	$1,126
Restricted cash (included in other long-term assets)	14	13
Cash, cash equivalents and restricted cash – end of period	$801	$1,139

Supplemental Disclosures:
Accrued capital expenditures as of December 31	$176	$125
Leased assets obtained in exchange for new operating lease liabilities	7	27
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2022	1,100	$—	$1,308	$1,814	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	502	—	—	502
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	(146)	—	(146)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $165 included in other comprehensive income (loss)	—	—	—	—	480	—	480
Change in pension and other benefits, net of tax provision of $2 included in other comprehensive income (loss)	—	—	—	—	7	—	7
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of December 31, 2022	1,100	$—	$1,208	$2,316	$(279)	$6	$3,251

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2023	1,100	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	434	—	—	434
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	61	—	61
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $18 included in other comprehensive income (loss)	—	—	—	—	(56)	—	(56)
Change in pension and other benefits, net of tax benefit of $3 included in other comprehensive income (loss)	—	—	—	—	(6)	(1)	(7)
Balance as of December 31, 2023	1,100	$—	$1,208	$2,906	$(239)	$11	$3,886

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2022	1,100	$—	$1,208	$2,304	$(368)	$6	$3,150
Net income attributable to our common shareholder	—	—	—	12	—	—	12
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	215	—	215
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $37 included in other comprehensive income (loss)	—	—	—	—	(121)	—	(121)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(5)	—	(5)
Balance as of December 31, 2022	1,100	$—	$1,208	$2,316	$(279)	$6	$3,251

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2023	1,100	$—	$1,208	$2,785	$(382)	$12	$3,623
Net income attributable to our common shareholder	—	—	—	121	—	—	121
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	140	—	140
Change in fair value of effective portion of cash flow hedges, net of tax provision of $6 included in other comprehensive income (loss)	—	—	—	—	4	—	4
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(1)	(1)	(2)
Balance as of December 31, 2023	1,100	$—	$1,208	$2,906	$(239)	$11	$3,886
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. Effective September 1, 2022, Novelis Inc. and AV Metals, Inc. (which, prior to such date, was our sole shareholder and a wholly owned subsidiary of AV Minerals (Netherlands) N.V.) completed a plan of arrangement, pursuant to which AV Metals, Inc. merged with and into Novelis Inc., with Novelis Inc. surviving the merger. As of the effectiveness of the plan of arrangement, we are a direct, wholly owned subsidiary of AV Minerals (Netherlands) N.V. and indirectly of Hindalco. Prior to the effectiveness of the plan of arrangement, AV Metals, Inc. was a holding company, with its assets being comprised solely of its investment in Novelis, and without any operations. The plan of arrangement was a combination of entities under common control and resulted in a change in the reporting entity. The opening balance of common shares has been increased to 1,100 shares and additional paid-in capital has been increased and retained earnings reduced by $4 million in the earliest period presented.
All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of December 31, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 32 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to our common shareholder includes our share of the net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non-consolidated affiliates and equity in net loss (income) of non-consolidated affiliates.
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
On December 31, 2023, and March 31, 2023, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $672 million and $801 million, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment expenses, net on our condensed consolidated statements of operations, include employee severance and benefit costs, impairments of certain assets, and other costs associated with exit activities. In October 2023, the Company approved the plan to close the cold rolling and finishing plant in Clayton, New Jersey, and the plant ceased operations in December 2023. As a result, in the third quarter of fiscal 2024, the Company recorded approximately $24 million in charges for restructuring activities related to the plant closure.
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
We did not adopt any other new accounting pronouncements during the nine months ended December 31, 2023, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating this ASU to determine its impact on the Company's disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for all entities for fiscal years beginning after December 15, 2024. We are currently evaluating this ASU to determine its impact on the Company's disclosures.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. INVENTORIES
Inventories consists of the following.

in millions	December 31, 2023	March 31, 2023
Finished goods	$661	$643
Work in process	1,224	1,303
Raw materials	500	505
Supplies	292	278
Inventories	$2,677	$2,729

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

in millions	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3	$6
Accounts receivable, net	8	6
Inventories	154	149
Prepaid expenses and other current assets	12	7
Total current assets	177	168
Property, plant and equipment, net	86	63
Goodwill	12	12
Deferred income tax assets	37	37
Other long-term assets	4	6
Total assets	$316	$286
LIABILITIES
Current liabilities:
Accounts payable	$131	$90
Accrued expenses and other current liabilities	30	28
Total current liabilities	161	118
Accrued postretirement benefits	122	130
Other long-term liabilities	3	6
Total liabilities	$286	$254

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2023, Novelis and Kobe both hold a 50% interest in UAL. During the three and nine months ended December 31, 2023, we made additional contributions to UAL in the amount of $11 million and $18 million, respectively. During the three and nine months ended December 31, 2022, we made contributions to UAL in the amount of $13 million and $20 million, respectively.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Net sales	$345	$388	$1,135	$1,344
Costs and expenses related to net sales	359	363	1,121	1,282
Income tax (benefit) provision	(6)	8	2	19
Net (loss) income	$(8)	$17	$12	$43

Purchases of tolling services from Alunorf	$65	$85	$223	$253
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	December 31, 2023	March 31, 2023
Accounts receivable, net — related parties	$122	$156
Other long-term assets — related parties	3	3
Accounts payable — related parties	266	277

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2023, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. During the three and nine months ended December 31, 2022, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2023, and March 31, 2023, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
On August 1, 2023, the Board of Directors approved a return of capital to our common shareholder in an amount of up to $100 million, expected to be paid during fiscal 2024. The timing and the final amount are subject to changes based upon all final shareholder approvals.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. DEBT
Debt consists of the following.

	December 31, 2023				March 31, 2023
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	5.41%	$552	$—	$552	$671	$—	$671
Floating rate Term Loans, due January 2025		—	—	—	752	(7)	745
Floating rate Term Loans, due September 2026	7.00%	748	(4)	744	—	—	—
Floating rate Term Loans, due March 2028	7.50%	486	(6)	480	490	(6)	484
3.25% Senior Notes, due November 2026	3.25%	750	(6)	744	750	(8)	742
3.375% Senior Notes, due April 2029	3.375%	553	(8)	545	543	(8)	535
4.75% Senior Notes, due January 2030	4.75%	1,600	(19)	1,581	1,600	(22)	1,578
3.875% Senior Notes, due August 2031	3.875%	750	(8)	742	750	(9)	741
China Bank Loans, due August 2027	3.90%	59	—	59	64	—	64
1.8% Brazil Loan, due June 2023		—	—	—	30	—	30
1.8% Brazil Loan, due December 2023		—	—	—	20	—	20
Finance lease obligations and other debt, due through June 2028	2.97%	19	—	19	30	—	30
Total debt		$5,517	$(51)	$5,466	$5,700	$(60)	$5,640
Less: Short-term borrowings		(552)	—	(552)	(671)	—	(671)
Less: Current portion of long-term debt		(31)	—	(31)	(88)	—	(88)
Long-term debt, net of current portion		$4,934	$(51)	$4,883	$4,941	$(60)	$4,881
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2023, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2023, for our debt denominated in foreign currencies are as follows (in millions).

As of December 31, 2023	Amount
Short-term borrowings and current portion of long-term debt due within one year	$583
2 years	28
3 years	1,508
4 years	26
5 years	467
Thereafter	2,905
Total	$5,517
Short-Term Borrowings
As of December 31, 2023, our short-term borrowings totaled $552 million, which consisted of $238 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, $67 million in bank overdrafts, and $47 million in short-term China loans (CNY 336 million). The weighted average interest rate on the short-term borrowings was 5.41% and 6.67% as of December 31, 2023, and March 31, 2023, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Term Loan Facility
As of December 31, 2023, we were in compliance with the covenants of our Term Loan Facility.
On March 31, 2023, Novelis amended the Term Loan Facility, primarily to modify the reference rate used to determine interest from LIBOR to SOFR. Beginning with the interest period commencing June 30, 2023, term loans under the Term Loan Facility accrue interest at SOFR plus a 0.15% credit spread adjustment plus a spread of 1.75% in the case of the 2020 Term Loans, or a spread of 2.00% in the case of the 2021 Term Loans. During fiscal 2021, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded. The Company did not record any gains or losses on the conversion of the reference rate for the borrowings under the Term Loan Facility from LIBOR to SOFR.
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
As of December 31, 2023, we had $238 million in borrowings under the ABL Revolver and were in compliance with debt covenants. We utilized $45 million of the ABL Revolver for letters of credit. We had availability of $1.2 billion on the ABL Revolver, including $230 million of remaining availability that can be utilized for letters of credit.
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
As of December 31, 2023, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. SHARE-BASED COMPENSATION
During the nine months ended December 31, 2023, we granted 1,969,209 Hindalco phantom RSUs and 2,620,019 Hindalco SARs. Total share-based compensation expense was $13 million and $27 million for the three and nine months ended December 31, 2023, respectively. Total share-based compensation expense was $9 million and $13 million for the three and nine months ended December 31, 2022, respectively. As of December 31, 2023, the outstanding liability related to share-based compensation was $35 million.
The cash payments made to settle all Hindalco SAR liabilities were $5 million and $8 million in the nine months ended December 31, 2023, and 2022, respectively. Total cash payments made to settle RSUs were $13 million and $15 million in the nine months ended December 31, 2023, and 2022, respectively. As of December 31, 2023, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $10 million and $22 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.3 years and 1.4 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
in millions	2023	2022	2023	2022
Service cost	$6	$7	$1	$1
Interest cost	19	16	2	2
Expected return on assets	(20)	(18)	—	—
Amortization — losses, net	—	2	(1)	(1)
Amortization — prior service credit, net	—	(1)	(1)	—
Net periodic benefit cost(1)	$5	$6	$1	$2

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Service cost	$17	$20	$2	$3
Interest cost	57	47	5	4
Expected return on assets	(59)	(54)	—	—
Amortization — losses, net	(1)	6	(2)	(1)
Amortization — prior service credit, net	(1)	(1)	(3)	(2)
Net periodic benefit cost(1)	$13	$18	$2	$4
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Funded pension plans	$2	$2	$23	$10
Unfunded pension plans	4	4	11	12
Savings and defined contribution pension plans	14	13	44	40
Total contributions	$20	$19	$78	$62
During the remainder of fiscal 2024, we expect to contribute an additional $6 million to our funded pension plans, $6 million to our unfunded pension plans, and $13 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Losses (gains) on remeasurement of monetary assets and liabilities, net	$43	$39	$39	$(28)
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(36)	(32)	(27)	46
Currency losses, net	$7	$7	$12	$18

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	December 31, 2023
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$12	$—	$(83)	$(3)	$(74)
Currency exchange contracts	27	4	(5)	(1)	25
Energy contracts	—	1	(4)	—	(3)
Interest rate swap contracts	—	—	—	(8)	(8)
Total derivatives designated as hedging instruments	$39	$5	$(92)	$(12)	$(60)
Derivatives not designated as hedging instruments:
Metal contracts	$65	$1	$(65)	$(2)	$(1)
Currency exchange contracts	32	1	(15)	—	18
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$97	$2	$(81)	$(2)	$16
Total derivative fair value	$136	$7	$(173)	$(14)	$(44)

	March 31, 2023
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$—	$(31)	$—	$6
Currency exchange contracts	26	4	(19)	(1)	10
Energy contracts	3	—	(4)	—	(1)
Total derivatives designated as hedging instruments	$66	$4	$(54)	$(1)	$15
Derivatives not designated as hedging instruments:
Metal contracts	$66	$—	$(52)	$(2)	$12
Currency exchange contracts	13	3	(22)	(3)	(9)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$79	$3	$(76)	$(5)	$1
Total derivative fair value	$145	$7	$(130)	$(6)	$16
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. Generally, such exposures do not extend beyond three years in length. The average duration of those contracts is one year.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of December 31, 2023, and March 31, 2023, the fair value of these contracts represented an asset of $2 million and an asset of less than $1 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	December 31, 2023	March 31, 2023
Hedge type
Purchase (sale)
Cash flow purchases	—	1
Cash flow sales	(754)	(699)
Not designated	(242)	(144)
Total, net	(996)	(842)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1 billion and $1.2 billion in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2023, and March 31, 2023, respectively.
As of December 31, 2023, and March 31, 2023, we had outstanding foreign currency exchange contracts with a total notional amount of $1.4 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the fourth quarter of fiscal 2024 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. During this fiscal year we entered into several interest rate swaps to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 8 million MMBtu designated as cash flow hedges as of December 31, 2023, and the fair value was a liability of $3 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of December 31, 2023, we had a notional of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2023, we had a notional of less than 1 million MMBtu and the fair value was a liability of less than $1 million. The average for all natural gas contracts is less than three years in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of less than 1 million gallons designated as cash flow hedges as of December 31, 2023, and the fair value was a liability of less than $1 million. There was a notional of 1 million gallons designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of December 31, 2023, we had a notional of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of $1 million. As of March 31, 2023, we had a notional of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended December 31		Nine Months Ended December 31
in millions	2023	2022	2023	2022
Derivative instruments not designated as hedges
Metal contracts	$(17)	$5	$(42)	$54
Currency exchange contracts	(38)	(32)	(31)	52
Energy contracts(1)	1	—	—	(4)
(Gain) loss recognized in other (income) expenses, net	(54)	(27)	(73)	102
Derivative instruments designated as hedges
Loss (gain) recognized in other (income) expenses, net(2)	1	—	(1)	(5)
Total (gain) loss recognized in other (income) expenses, net	$(53)	$(27)	$(74)	$97

(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	$(36)	$(32)	$(27)	$46
Realized (gains) losses on change in fair value of derivative instruments, net	(2)	4	(51)	71
Unrealized (gains) losses on change in fair value of derivative instruments, net	(15)	1	4	(20)
Total (gain) loss recognized in other (income) expenses, net	$(53)	$(27)	$(74)	$97
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $52 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Cash flow hedging derivatives
Metal contracts	$6	$(135)	$78	$968
Currency exchange contracts	40	121	22	(56)
Energy contracts	(4)	(8)	(5)	8
Interest rate swap contracts	(8)	—	(7)	—
Total	$34	$(22)	$88	$920
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2023	2022	2023	2022
Cash flow hedging derivatives
Energy contracts(1)	$—	$9	$(3)	$27	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	1	(3)	3	—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	23	139	166	286	Net sales
Currency exchange contracts	5	5	12	16	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	—	1	1	Selling, general and administrative expenses
Currency exchange contracts	(5)	(18)	(14)	(46)	Net sales
Currency exchange contracts	(1)	(1)	(3)	(4)	Depreciation and amortization
Interest rate swap contracts	1	—	1	—	Interest expense and amortization of debt issuance costs
Total	$24	$131	$163	$280	Income from continuing operations before income tax provision
	(6)	(32)	(43)	(64)	Income tax benefit
	$18	$99	$120	$216	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended December 31, 2023, and 2022.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)
Other comprehensive income before reclassifications	140	22	—	162
Amounts reclassified from accumulated other comprehensive loss, net	—	(18)	(1)	(19)
Net current-period other comprehensive income (loss)	140	4	(1)	143
Balance as of December 31, 2023	$(232)	$(61)	$54	$(239)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2022	$(527)	$166	$(7)	$(368)
Other comprehensive income (loss) before reclassifications	215	(22)	(3)	190
Amounts reclassified from accumulated other comprehensive loss, net	—	(99)	(2)	(101)
Net current-period other comprehensive income (loss)	215	(121)	(5)	89
Balance as of December 31, 2022	$(312)	$45	$(12)	$(279)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive income (loss) before reclassifications	61	64	(1)	124
Amounts reclassified from accumulated other comprehensive loss, net	—	(120)	(5)	(125)
Net current-period other comprehensive income (loss)	61	(56)	(6)	(1)
Balance as of December 31, 2023	$(232)	$(61)	$54	$(239)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(146)	696	8	558
Amounts reclassified from accumulated other comprehensive loss, net	—	(216)	(1)	(217)
Net current-period other comprehensive (loss) income	(146)	480	7	341
Balance as of December 31, 2022	$(312)	$45	$(12)	$(279)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2023, and March 31, 2023, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2023, and March 31, 2023. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2023		March 31, 2023
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$78	$(153)	$103	$(85)
Currency exchange contracts	64	(21)	46	(45)
Energy contracts	1	(5)	3	(6)
Interest rate swap contracts	—	(8)	—	—
Total level 2 instruments	$143	$(187)	$152	$(136)
Netting adjustment(1)	(68)	68	(72)	72
Total net	$75	$(119)	$80	$(64)
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

	December 31, 2023		March 31, 2023
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$3	$3	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,895	4,740	4,939	4,652

Additionally, our condensed consolidated balance sheet as of December 31, 2023 includes a note receivable in the amount of $44 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Currency losses, net(1)	$7	$7	$12	$18
Unrealized (gains) losses on change in fair value of derivative instruments, net(2)	(15)	1	4	(20)
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(2)	4	(51)	71
Loss on sale or disposal of assets, net	4	—	4	1
Loss on Brazilian tax litigation, net(3)	—	1	—	1
Interest income	(6)	(6)	(17)	(14)
Non-operating net periodic benefit cost(4)	(1)	—	(4)	(1)
Other, net	7	—	17	11
Other (income) expenses, net	$(6)	$7	$(35)	$67
_________________________
(1)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 8 – Currency Losses (Gains) for further details.
(2)See Note 9 – Financial Instruments and Commodity Contracts for further details.
(3)See Note 14 – Commitments and Contingencies for further details.
(4)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 7 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. INCOME TAXES
For the three months ended December 31, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the nine months ended December 31, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the three months ended December 31, 2022, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and income not subject to tax. For the nine months ended December 31, 2022, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, changes to the Brazilian real foreign exchange rate, the availability of tax credits, and the change in valuation allowance. The change in valuation allowance is mainly attributable to the release of the full valuation allowance on temporary items and tax attributes of legacy Aleris entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in a benefit of $11 million.

As of December 31, 2023, we had a net deferred tax liability of $118 million. This amount included gross deferred tax assets of approximately $1.4 billion and a valuation allowance of $708 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal years 2007 through 2020 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In September 2023, we received a settlement offer for certain tax audits of Aleris Germany that were previously negotiated. We paid the settlement and filed amended returns to reflect the settlement in December 2023. We expect a net cash payment for the Aleris Germany audit in fiscal 2024 of $8 million. During the three months ended December 31, 2023, certain other estimates and assumptions associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2023, and March 31, 2023, were $35 million and $37 million, respectively. Of the total $35 million as of December 31, 2023, $15 million is associated with an environmental reserve, $17 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of December 31, 2023, $18 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of December 31, 2023, and March 31, 2023, were $6 million and $11 million, respectively. As of December 31, 2023, the $6 million is included within accrued expenses and other current liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $41 million as of December 31, 2023, and $37 million as of March 31, 2023. As of December 31, 2023, the $41 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
North America. Headquartered in Atlanta, Georgia, this segment operates 16 plants, including six with recycling operations, in two countries.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$548	$370	$—	$—	$918
Total assets	5,304	3,837	2,167	2,147	876	14,331

in millions
March 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$540	$337	$—	$—	$877
Total assets	4,867	4,166	2,417	2,155	759	14,364

in millions
Selected Operating Results Three Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,577	$993	$564	$694	$107	$3,935
Net sales – intersegment	—	17	79	15	(111)	—
Net sales	$1,577	$1,010	$643	$709	$(4)	$3,935

Depreciation and amortization	$58	$42	$22	$21	$(4)	$139
Income tax (benefit) provision	(8)	10	11	33	8	54
Capital expenditures	268	39	34	18	(17)	342

in millions
Selected Operating Results Three Months Ended December 31, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,762	$1,083	$574	$662	$120	$4,201
Net sales – intersegment	—	44	8	15	(67)	—
Net sales	$1,762	$1,127	$582	$677	$53	$4,201

Depreciation and amortization	$55	$41	$21	$20	$(4)	$133
Income tax (benefit) provision	(15)	(18)	(5)	25	7	(6)
Capital expenditures	107	29	28	20	(6)	178

in millions
Selected Operating Results Nine Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$5,031	$3,283	$1,741	$1,758	$320	$12,133
Net sales – intersegment	—	59	211	73	(343)	—
Net sales	$5,031	$3,342	$1,952	$1,831	$(23)	$12,133

Depreciation and amortization	$166	$123	$67	$61	$(11)	$406
Income tax (benefit) provision	(15)	36	29	60	49	159
Capital expenditures	761	100	73	52	(26)	960

in millions
Selected Operating Results Nine Months Ended December 31, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$5,816	$3,707	$2,105	$2,106	$355	$14,089
Net sales – intersegment	—	129	184	148	(461)	—
Net sales	$5,816	$3,836	$2,289	$2,254	$(106)	$14,089

Depreciation and amortization	$170	$119	$64	$60	$(8)	$405
Income tax (benefit) provision	(38)	(13)	25	98	74	146
Capital expenditures	259	72	70	57	4	462

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Net income attributable to our common shareholder	$121	$12	$434	$502
Net loss attributable to noncontrolling interests	—	—	—	(1)
Income tax provision (benefit)	54	(6)	159	146
Loss from discontinued operations, net of tax	—	—	—	2
Income from continuing operations before income tax provision	175	6	593	649
Depreciation and amortization	139	133	406	405
Interest expense and amortization of debt issuance costs	73	75	228	198
Adjustment to reconcile proportional consolidation(1)	8	13	33	40
Unrealized (gains) losses on change in fair value of derivative instruments, net	(15)	1	4	(20)
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	—	(1)	(4)	(3)
Loss on extinguishment of debt, net	—	—	5	—
Restructuring and impairment expenses, net	26	5	33	7
Loss on sale or disposal of assets, net	4	—	4	1
Metal price lag	45	109	62	130
Other, net	(1)	—	(5)	1
Adjusted EBITDA	$454	$341	$1,359	$1,408
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision (benefit).
(2)Realized gains on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives unrelated to operations.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
North America	$165	$124	$539	$542
Europe	59	38	247	195
Asia	81	60	250	267
South America	150	124	327	407
Eliminations and Other	(1)	(5)	(4)	(3)
Adjusted EBITDA	$454	$341	$1,359	$1,408

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2023	2022	2023	2022
Beverage packaging(1)	$1,909	$1,998	$5,636	$6,800
Automotive	892	934	2,881	2,876
Aerospace and industrial plate	164	180	519	543
Specialty	970	1,089	3,097	3,870
Net sales	$3,935	$4,201	$12,133	$14,089
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Ball	15%	16%	13%	16%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	9%	9%	8%

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
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India. As of December 31, 2023, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 32 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
As used in this Form 10-Q, consolidated "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refer to aluminum rolled product shipments to third parties. Regional "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refer to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP," which are commonly used by manufacturers and third-party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
BUSINESS AND INDUSTRY CLIMATE
Approximately a decade ago, we launched a strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products since launching this strategy.
However, rising inflation, along with geopolitical instability in Europe in fiscal 2023, led to increased global operating costs, including for energy, freight, labor, coatings, and alloys. While many of these operating cost pressures have lessened in recent months, some costs, including for labor and repairs, and maintenance, remain elevated. Rising interest rates have also increased interest expense on our variable interest rate loans. We believe the challenging inflationary and geopolitical environment is negatively impacting near-term demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We expect such elevated costs and reduced demand until economic conditions stabilize. Despite our results being negatively impacted by higher costs, we have been able to partially mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a portion of the higher costs to customers, favorable pricing environments, and utilizing recycled materials. We have also implemented cost control measures across our global operations, including a focus on employment, professional services, and travel costs. There is no assurance that we will continue to be able to mitigate these higher costs in the future.

Our management administers an Enterprise Risk Management ("ERM") program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. On an annual basis, the ERM team meets with or interviews approximately 160 individuals, some of whom are interviewed quarterly, to stay abreast of the latest risks we face. Throughout the escalation of the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis contracts with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries. Sanctions, tariffs, a ban, or similar actions related to the conflict that impact the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of Russia's invasion of Ukraine, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our Board at least quarterly, with interim updates from our executive leadership as our Board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our Board.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around polyethylene terephthalate ("PET") plastics. However, we saw reduced can sheet demand beginning in the second half of fiscal 2023 attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic. We believe inventory levels across the beverage packaging supply chain have now largely normalized.
Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. We plan to allocate more than half of this plant's capacity to the production of beverage packaging sheet. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet the rise in demand.
We believe that long-term demand for aluminum automotive sheet will continue to grow, which drove our recently completed investments in automotive sheet finishing capacity in Guthrie, Kentucky, and Changzhou, China. This demand has been primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as automakers respond to stricter government regulations regarding emissions and fuel economy, while maintaining or improving vehicle safety and performance. We are also seeing increased demand for aluminum for electric vehicles, as aluminum's lighter weight can result in extended battery range.
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
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified approximately $6 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities to meet growing customer demand and align with our sustainability commitments. We are pacing capital investments and prioritizing specific investments of approximately $4.9 billion that are already under way. Among the projects under way is a state-of-the-art, greenfield rolling and recycling plant in Bay Minette, Alabama, that we anticipate will be able to initially produce 600 kt of finished goods for the beverage packaging and automotive markets in North America. This is the first fully integrated aluminum plant built in the U.S. in nearly 40 years, and the largest project in company history. With a high level of project engineering complete, and all key equipment and the majority of materials contracted, the project capital cost is now expected to be $4.1 billion, and to commission in the second half of calendar year 2026.

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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of December 31, 2023.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures for fiscal 2024 to be in the range of approximately $1.4 to $1.6 billion, as spending for a number of announced strategic capital projects is now ramping up. This guidance includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. We estimate demand for can stock will increase at a global compound annual growth rate of approximately 4% from calendar year 2023 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. We saw reduced can sheet demand beginning in the middle of fiscal year 2023 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. However, we believe industry inventory levels have now largely normalized and demand continues to recover.
Automotive. We believe aluminum utilization is positioned for long-term growth through increased adoption of electric vehicles, which utilize higher amounts of aluminum. We estimate global automotive aluminum sheet demand will grow at an approximately 7% compound annual growth rate between calendar year 2023 and 2028. Easing supply chain challenges and pent-up consumer demand increasing vehicle levels is supporting strong near-term demand for automotive aluminum sheet.
The United Auto Workers strikes impacting three of our North American customers, Ford Motor Company, General Motors and Stellantis, that commenced in September 2023 were resolved by November 2023 and we did not experience any material impact from these strikes.

Aerospace. Passenger air travel continues to increase, facilitating a faster than anticipated recovery for the aerospace industry post-pandemic. We expect increased air traffic and a need for fleet modernization will continue to drive rising OEM backlog for aircraft builds, translating to demand growth for aerospace aluminum plate and sheet.
Specialties. Specialties includes diverse markets, including building and construction, commercial transportation, foil and packaging, and commercial and consumer products. These industries continue to increase aluminum adoption due to its many desirable characteristics. We believe these trends will continue to drive demand growth over the long-term, despite the near-term economic headwinds impacting demand for building and construction and some industrial products.
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
In North America, Europe, and South America, we pass through LME and LMPs to our customers, which are recorded through net sales. In Asia, we purchase our metal inputs based on the LME and incur an LMP. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include an LMP. However, in a majority of new contracts we are able to fully pass through the LMPs.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2023	2022		2023	2022
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,308	$2,180	6%	$2,337	$3,503	(33)%
Average cash price during the period	2,190	2,324	(6)	2,203	2,520	(13)
Closing cash price as of end of period	2,336	2,361	(1)	2,336	2,361	(1)
The weighted average LMPs are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2023	2022		2023	2022
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$264	$329	(20)%	$308	$404	(24)%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended December 31,		Average Exchange Rate Nine Months Ended December 31,
	December 31, 2023	March 31, 2023	2023	2022	2023	2022
Euro per U.S. dollar	0.905	0.920	0.921	0.972	0.922	0.972
Brazilian real per U.S. dollar	4.841	5.080	4.945	5.256	4.936	5.159
South Korean won per U.S. dollar	1,289	1,304	1,310	1,340	1,317	1,324
Canadian dollar per U.S. dollar	1.318	1.354	1.354	1.359	1.347	1.319
Swiss franc per euro	0.930	0.993	0.947	0.987	0.962	0.992

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

RESULTS OF OPERATIONS
For the three months ended December 31, 2023, we reported net income attributable to our common shareholder of $121 million, an increase of 908% compared to $12 million in the comparable prior year period, and total Adjusted EBITDA of $454 million, an increase of 33% compared to $341 million in the comparable prior year period. The increase in operational performance compared to the comparable prior year period is primarily driven by higher beverage packaging and automotive shipments, higher product pricing, favorable metal benefit from recycling, lower operating costs than the prior year, which was impacted by high inflation, geopolitical instability, and global supply chain disruptions. These favorable factors were partially offset by lower specialty shipments and higher labor and employment costs.
For the nine months ended December 31, 2023, we reported net income attributable to our common shareholder of $434 million, a decrease of 14% compared to $502 million in the comparable prior year period, and total Adjusted EBITDA of $1,359 million, a decrease of 3% compared to $1,408 million in the comparable prior year period. The decrease in operational performance was primarily driven by lower beverage packaging, aerospace and specialty shipments, less favorable metal benefit from recycling, and a favorable inventory timing effect from capitalizing high operating costs in the prior year period. These headwinds were partially offset by higher pricing, including some cost pass-through to customers, higher automotive shipments, some settling of inflationary cost pressures, and favorable foreign exchange.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Net sales	$5,089	$4,799	$4,201	$4,397	$18,486	$4,091	$4,107	3,935
Percentage (decrease) increase in net sales versus comparable prior year period	32%	17%	(3)%	(9)%	8%	(20)%	(14)%	(6)%
Rolled product shipments:
North America	386	386	380	363	1,515	370	390	362
Europe	272	268	242	248	1,030	250	256	230
Asia	185	208	141	187	721	176	175	176
South America	148	162	162	144	616	119	144	176
Eliminations	(29)	(40)	(17)	(6)	(92)	(36)	(32)	(34)
Total	962	984	908	936	3,790	879	933	910

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	8%	3%	6%	(3)%	3%	(4)%	1%	(5)%
Europe	(3)	3	(5)	(9)	(3)	(8)	(4)%	(5)%
Asia	(4)	6	(18)	(8)	(6)	(5)	(16)%	25%
South America	(6)	10	3	(8)	—	(20)	(11)%	9%
Total	(1)%	2%	(2)%	(5)%	(2)%	(9)%	(5)%	—%
Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022
Net sales was $3.9 billion for the three months ended December 31, 2023, a decrease of 6% from $4.2 billion in the comparable prior year period, primarily driven by lower average aluminum prices, as flat rolled product shipments were in line with the prior year period. The decrease in aluminum prices was driven primarily by a 6% decrease in average LME prices compared to the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income from continuing operations before income tax provision was $175 million for the three months ended December 31, 2023, an increase of 2,817% from $6 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.3 billion for the three months ended December 31, 2023, a decrease of 13% from $3.8 billion in the comparable prior year period, due primarily to lower average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $454 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $189 million for the three months ended December 31, 2023, an increase of 15% from $164 million for the three months ended December 31, 2022, primarily due to higher employment expense resulting from higher employment and variable compensation costs.
Depreciation and Amortization
Depreciation and amortization was $139 million and $133 million in the three months ended December 31, 2023, and 2022, respectively.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $73 million and $75 million for the three months ended December 31, 2023, and 2022, respectively.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $26 million and $5 million for the three months ended December 31, 2023, and 2022, respectively. The change primarily relates to the Company's closure of the Clayton, New Jersey plant in December 2023, which resulted in charges for restructuring activities of $24 million in the current period.
Other (Income) Expense, Net
Other (income) expenses, net was income of $6 million and an expense of $7 million for the three months ended December 31, 2023, and 2022, respectively. The change was primarily due to the Company incurring unrealized gains on the change in fair value of derivative instruments, net of $15 million in the current period, compared to losses of $1 million in the prior year period.
Taxes
We recognized $54 million of income tax provision for the three months ended December 31, 2023. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. We recognized $6 million of income tax benefit in the comparable prior year period.

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

Selected Operating Results Three Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,577	$1,010	$643	$709	$(4)	$3,935
Shipments (in kt):
Rolled products – third party	362	226	150	172	—	910
Rolled products – intersegment	—	4	26	4	(34)	—
Total rolled products	362	230	176	176	(34)	910
Non-rolled products	4	22	7	26	(2)	57
Total shipments	366	252	183	202	(36)	967

Selected Operating Results Three Months Ended December 31, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,762	$1,127	$582	$677	$53	$4,201
Shipments (in kt):
Rolled products – third party	380	232	139	157	—	908
Rolled products – intersegment	—	10	2	5	(17)	—
Total rolled products	380	242	141	162	(17)	908
Non-rolled products	4	27	11	31	—	73
Total shipments	384	269	152	193	(17)	981

The following table reconciles changes in Adjusted EBITDA for the three months ended December 31, 2022, to the three months ended December 31, 2023.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended December 31, 2022	$124	$38	$60	$124	$(5)	$341
Volume	(20)	(14)	43	19	(26)	2
Conversion premium and product mix	13	20	(32)	(11)	20	10
Conversion costs	47	18	—	22	6	93
Foreign exchange	2	7	8	(3)	(2)	12
Selling, general & administrative and research & development costs(2)	(12)	(8)	(3)	(2)	—	(25)
Other changes	11	(2)	5	1	6	21
Adjusted EBITDA - Three Months Ended December 31, 2023	$165	$59	$81	$150	$(1)	$454
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
North America
Net sales decreased $185 million, or 10%, primarily driven by lower average LME aluminum prices and a 5% decrease in shipments. Lower specialty shipments due to softer market demand, and lower automotive shipments due to a planned outage at our Oswego, NY, facility in the current year period were partially offset by higher beverage packaging shipments compared to the prior year, which was impacted by customer inventory destocking activities. Adjusted EBITDA was $165 million, an increase of 33%, primarily driven by higher product pricing, favorable metal benefit, and lower operating costs than the prior year, which was impacted by inflation and supply chain disruptions, partially offset by higher labor cost and lower volume.
Europe
Net sales decreased $117 million, or 10%, primarily driven by lower average LME aluminum prices and a 5% decrease in shipments. Lower beverage packaging and specialty shipments, mainly in building and construction, due to softer market demand, were partially offset by higher automotive shipments compared to the prior year due to stronger demand from automotive OEMs. Adjusted EBITDA was $59 million, an increase of 55%, primarily driven by higher product prices, favorable metal benefits, some reduced inflationary pressures on operating costs, including energy, and favorable foreign exchange, partially offset by lower volume.
Asia
Net sales increased $61 million, or 10%, primarily driven by a 25% increase in shipments, driven mainly by significantly higher beverage packaging shipments compared to the prior year, which was impacted by customer inventory destocking activities and a national truckers strike that impacted logistics throughout South Korea, as well as higher automotive and specialty shipments due to good demand, partially offset by lower average LME aluminum prices. Adjusted EBITDA was $81 million, an increase of 35%, primarily driven by higher volume and favorable metal benefit and favorable foreign exchange, partially offset by less favorable product mix.
South America
Net sales increased $32 million, or 5%, primarily driven by a 9% increase in shipments driven by higher beverage packaging shipments compared to the prior year impacted by customer inventory destocking activities, partially offset by lower average LME aluminum prices. Adjusted EBITDA was $150 million, an increase of 21%, primarily driven by higher volume and favorable metal benefit.

Nine Months Ended December 31, 2023, Compared to the Nine Months Ended December 31, 2022
Net sales were $12.1 billion for the nine months ended December 31, 2023, a decrease of 14% from $14.1 billion in the comparable prior year period, primarily driven by lower average aluminum prices and a 5% decline in total shipments compared to the prior year period. The decrease in aluminum prices was driven primarily by a 13% decrease in average LME prices compared to the prior year period. The main drivers for the decrease in shipments are discussed below under Segment Review.
Income from continuing operations before income tax provision was $593 million for the nine months ended December 31, 2023, compared to $649 million in the comparable prior year period. In addition to the factors noted above, the following items affected income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $10.3 billion for the nine months ended December 31, 2023, a decrease of 16% from $12.2 billion in the comparable prior year period, driven primarily by lower average aluminum prices and lower production due to reduced demand. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $1.9 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $545 million for the nine months ended December 31, 2023, compared to $509 million for the nine months ended December 31, 2022. The increase is mainly due to higher employment expense resulting from higher employment and variable compensation costs, partially offset by cost control measures across our global operations, including a focus on professional services and travel costs.
Depreciation and Amortization
Depreciation and amortization was $406 million for the nine months ended December 31, 2023, compared to $405 million for the nine months ended December 31, 2022.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $228 million and $198 million for the nine months ended December 31, 2023, and 2022, respectively. This increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the nine months ended December 31, 2023. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the nine months ended December 31, 2022.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $33 million and $7 million for the nine months ended December 31, 2023, and 2022, respectively. The change primarily relates to the Company's closure of the Clayton, New Jersey, plant in December 2023, which resulted in charges for restructuring activities of $24 million in the current period.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $35 million and an expense of $67 million for the nine months ended December 31, 2023, and 2022, respectively. This change was primarily due to the Company incurring realized gains on the change in fair value of derivative instruments, net, of $51 million in the current period compared to losses of $71 million in the prior year period and unrealized losses on the change in fair value of derivative instruments, net, of $4 million in the current period compared to gains of $20 million in the prior year period.
Taxes
We recognized $159 million of income tax provision for the nine months ended December 31, 2023. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and income not subject to tax. We recognized $146 million of income tax provision in the prior comparable period.

Segment Review

Selected Operating Results Nine Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,031	$3,342	$1,952	$1,831	$(23)	$12,133
Shipments
Rolled products – third party	1,122	723	458	419	—	2,722
Rolled products – intersegment	—	13	69	20	(102)	—
Total rolled products	1,122	736	527	439	(102)	2,722
Non-rolled products	12	75	22	82	(1)	190
Total shipments	1,134	811	549	521	(103)	2,912

Selected Operating Results Nine Months Ended December 31, 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,816	$3,836	$2,289	$2,254	$(106)	$14,089
Shipments
Rolled products – third party	1,152	754	493	455	—	2,854
Rolled products – intersegment	—	28	41	17	(86)	—
Total rolled products	1,152	782	534	472	(86)	2,854
Non-rolled products	10	86	24	103	(21)	202
Total shipments	1,162	868	558	575	(107)	3,056
The following table reconciles changes in Adjusted EBITDA for the nine months ended December 31, 2022, to the nine months ended December 31, 2023.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Nine Months Ended December 31, 2022	$542	$195	$267	$407	$(3)	$1,408
Volume	(34)	(54)	—	(30)	(26)	(144)
Conversion premium and product mix	78	82	(58)	(24)	57	135
Conversion costs	(48)	(2)	12	(20)	(30)	(88)
Foreign exchange	4	23	21	(7)	(5)	36
Selling, general & administrative and research & development costs(2)	(27)	(13)	(2)	4	4	(34)
Other changes	24	16	10	(3)	(1)	46
Adjusted EBITDA - Nine Months Ended December 31, 2023	$539	$247	$250	$327	$(4)	$1,359
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
North America
Net sales decreased $785 million, or 13%, driven by lower average LME aluminum prices, and a 3% decrease in shipments. Lower specialty shipments due to softer market demand were partially offset by higher automotive and beverage packaging shipments on good demand for domestic production. Adjusted EBITDA was $539 million, a decrease of 1%, primarily driven by lower volume, higher operating costs including a favorable inventory timing effect from capitalizing high operating costs in the prior year, and higher labor costs, partially offset by favorable product mix and higher product prices, favorable metal benefit, and lower freight expense.

Europe
Net sales decreased $494 million, or 13%, driven by lower average LME aluminum prices and a 6% decrease in shipments. Lower beverage packaging, aerospace and specialty shipments were partially offset by higher automotive shipments. Adjusted EBITDA was $247 million, an increase of 27%, primarily driven by higher product prices, favorable foreign exchange rates, and some normalization in energy prices which have been impacted by the Russia-Ukraine conflict, partially offset by lower volume and less favorable metal benefits.
Asia
Net sales decreased $337 million, or 15%, driven primarily by lower average LME aluminum prices and a 1% decrease in shipments. Lower beverage packaging shipments due to customer inventory destocking activities earlier this fiscal year and softer demand were partially offset by higher specialty and automotive shipments. Adjusted EBITDA was $250 million, a decrease of 6%, primarily due to less favorable metal benefit and unfavorable customer mix, partially offset by favorable foreign exchange. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass through in price to customers.
South America
Net sales decreased $423 million, or 19%, driven by lower average LME aluminum prices and a 7% decrease in shipments, nearly all driven by lower beverage packaging shipments due to customer inventory destocking activities earlier this fiscal year and softer demand. Adjusted EBITDA was $327 million, a decrease of 20%, primarily due to lower volume, less favorable metal benefit, lower pricing, and unfavorable foreign exchange, partially offset by lower operating costs such as freight and utilities, and lower SG&A due to lower factoring expense.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of December 31, 2023. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short- and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of December 31, 2023, and March 31, 2023, is as follows.

in millions	December 31, 2023	March 31, 2023
Cash and cash equivalents	$787	$1,498
Availability under committed credit facilities	1,353	1,101
Total available liquidity	$2,140	$2,599
The decrease in total available liquidity relates to the decrease in cash and cash equivalents, primarily resulting from investing activities during the period, partially offset by an increase in availability under our ABL Revolver facility due to a lower outstanding balance compared to prior period. See Note 5 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of December 31, 2023, we held $47 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2023, we held $306 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2023, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.

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
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Nine Months Ended December 31,
in millions	2023	2022	Change
Net cash provided by operating activities	$420	$309	$111
Net cash used in investing activities	(935)	(478)	(457)
Net cash (used in) provided by financing activities	(189)	263	(452)
Operating Activities
The increase in net cash provided by operating activities primarily relates to favorable changes in working capital.
Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of Adjusted Free Cash Flow.
The following table displays the Adjusted Free Cash Flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Nine Months Ended December 31,
in millions	2023	2022	Change
Net cash provided by operating activities – continuing operations	$420	$321	$99
Net cash used in investing activities – continuing operations	(935)	(478)	(457)
Plus: Cash used in the acquisition of business and other investments, net of cash acquired	—	4	(4)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(2)	(5)	3
Adjusted Free Cash Flow from continuing operations	(517)	(158)	(359)
Net cash used in operating activities – discontinued operations	—	(12)	12
Adjusted Free Cash Flow	$(517)	$(170)	$(347)
Ending cash and cash equivalents	$787	$1,126	$(339)
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $960 million during the nine months ended December 31, 2023.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the nine months ended December 31, 2023. There were no proceeds from the issuance of long-term and short-term borrowings during the nine months ended December 31, 2022.

Nine Months Ended
in millions	December 31, 2023
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	150
Bank overdrafts	67
Proceeds from issuance of long-term and short-term borrowings	$699
The following represents principal payments of long-term and short-term borrowings during the nine months ended December 31, 2023, and 2022.

Nine Months Ended
in millions	December 31, 2023
Short-term borrowings in Brazil	$(50)
Brazil Loan, due June 2023	(30)
Brazil Loan, due December 2023	(20)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due March 2028	(6)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(11)
Principal payments of long-term and short-term borrowings	$(604)

Nine Months Ended
in millions	December 31, 2022
Short-term loans due November 2022	$(314)
Brazil Loans short term loan due November 2022	(50)
Floating rate Term Loans, due January 2025	(6)
Floating rate Term Loans, due March 2028	(4)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(3)
Principal payments of long-term and short-term borrowings	$(380)
The following represents inflows (outflows) from revolving credit facilities and other, net during the nine months ended December 31, 2023, and 2022.

Nine Months Ended
in millions	December 31, 2023
ABL Revolver	$(223)
China credit facility	(57)
Korea credit facility	(1)
Revolving credit facilities and other, net	$(281)

Nine Months Ended
in millions	December 31, 2022
ABL Revolver	$725
China Credit Facility	16
Korea credit facility and Other revolving facilities	8
Revolving credit facilities and other, net	$749
In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.
In addition to the activities shown in the tables above, we paid debt issuance costs of $3 million and $6 million during the nine months ended December 31, 2023, and 2022, respectively.
Non-Guarantor Information
As of December 31, 2023, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances).

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the nine months ended December 31, 2023)	19%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2023)	19%
Assets owned by non-guarantor subsidiaries (as of December 31, 2023)	15%
In addition, for the nine months ended December 31, 2023, and 2022, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.7 billion and $3.1 billion, respectively, and as of December 31, 2023, those subsidiaries had assets of $2.9 billion and debt and other liabilities of $1.4 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority subsequently shifted to organic growth capital expenditures. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have identified approximately $6 billion of potential organic capital investment opportunities to grow Novelis' business through debottlenecking, recycling, and new capacity investments, focused on increasing capacity and capabilities to meet growing customer demand and align with our sustainability commitments. We are pacing capital investments and prioritizing specific investments of approximately $4.9 billion that are already under way. We intend to maintain a medium-term net leverage ratio around 3x, and continue to guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
On August 1, 2023, the Board of Directors approved a return of capital to our common shareholder in an amount of up to $100 million, expected to be paid during fiscal 2024. The timing and the final amount are subject to changes based upon all final shareholder approvals. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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

Adjusted Free Cash Flow consists of (a) net cash provided by (used in) operating activities – continuing operations, (b) plus net cash provided by (used in) investing activities – continuing operations, (c) plus net cash provided by (used in) operating activities – discontinued operations, (d) plus net cash provided by (used in) investing activities – discontinued operations, (e) plus cash used in the acquisition of assets under a finance lease, (f) plus cash used in the acquisition of business and other investments, net of cash, (g) plus accrued merger consideration, (h) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging, and (i) less proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging – discontinued operations. Management believes Adjusted Free Cash Flow is relevant to investors, as it provides a measure of the cash generated internally that is available for debt service and other value creation opportunities. In addition, this measure is a key consideration in determining the amounts to be paid as returns to our common shareholder. However, Adjusted Free Cash Flow does not necessarily represent cash available for discretionary activities as certain debt service obligations must be funded out of Adjusted Free Cash Flow. Our method of calculating Adjusted Free Cash Flow may not be consistent with that of other companies.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; our expectations regarding trends in demand for aluminum flat-rolled products, including statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; our expectations regarding volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•economic uncertainty, capital markets disruption and supply chain interruptions, including as a result of geopolitical instability due to the ongoing military conflict between Russia and Ukraine, attacks on shipping vessels in the Red Sea, and the ongoing conflicts in the Gaza Strip and the surrounding region;
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2023, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(195)
Copper	(10)	(1)
Zinc	(10)	—
Local market premiums	10%	(5)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2023, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(1)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2023, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(21)
Euro	(10)	(49)
Korean won	(10)	(57)
Canadian dollar	(10)	(3)
British pound	(10)	(27)
Swiss franc	(10)	(43)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2023, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $8 million. See Note 5 – Debt to our accompanying audited consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of December 31, 2023, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 9 – Financial Instruments and Commodity Contracts to our accompanying audited consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of December 31, 2023, would have an estimated potential negative effect on the contracts' fair value of approximately $4 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
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
Certain of our customers have a substantial number of the employees who are members of industrial trade unions and are employed under the terms of collective bargaining agreements. These customers have experienced, and may in the future experience labor disputes, work stoppages or strikes if they fail to successfully negotiate collective bargaining agreements and/or labor contracts with their employees, as necessary. For example, three of our North American customers, Ford Motor Company, General Motors, and Stellantis recently experienced prolonged work stoppages at certain of their facilities as a result of the United Auto Workers strikes. The duration and scope of any future labor disputes or strikes by employees of our customers, and the resultant impact on our business and financial results cannot be predicted with any certainty at this time. However, in the event that our customers are unable to successfully negotiate collective bargaining agreements and/or other labor contracts with their employees as necessary, and their plants experience prolonged slowdowns, closures, or idling as a result of the strikes, the demand from these customers for our flat-rolled aluminum products and our financial results could be materially adversely impacted as a result. While we would seek to mitigate any such reduction in demand by increasing supply to other customers, there can be no assurance that sufficient replacement demand will exist, and the ultimate impact of labor disputes and strikes on our business and financial results will depend on factors beyond our control.
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
As a result of macroeconomic headwinds, such as inflationary cost pressures, supply chain disruptions, the impact of public health crises and geopolitical conflicts, we have been adversely affected, and may continue to be adversely affected in the future, by changes in the cost of these or other raw materials as well as labor costs, energy costs and freight costs associated with transportation of raw materials. Prices of certain raw materials may fluctuate due to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials, the availability of complementary and substitute materials, inflationary pressures, supply shortages and disruptions caused by a public health crisis or geopolitical factors relating to Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or governmental entities, and may be impacted by mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental, health and safety laws and regulations or production curtailments), regulations, labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. In addition, the failures of financial institutions and any related liquidity crises, and any resultant impact on depositor's access to their cash deposits, could negatively impact the ability of our customers to pay amounts owed to us on a timely basis or at all, cause reductions in the liquidity of our suppliers impacting raw material product availability, and cause fluctuations in the costs of raw materials, which could in turn have a material adverse effect on our business or financial condition.

We employ a number of strategies to manage raw material pricing volatility such as pass through contracts with customers and hedging of metal prices, but there is no assurance that these activities will be sufficient in fully mitigating raw material cost volatility. Our hedging strategies may be insufficient and our results could be materially impacted if costs of materials increase. Delayed timing in recovering the pass-through of increasing raw material costs may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability.
Our business has been and will continue to be exposed to various economic and political risks associated with our global operations.
Due to the global reach of our business, we are subject to financial, political, economic, and other business risks in connection with doing business abroad. Operating in diverse geographic regions exposes us to a number of risks and uncertainties, such as changes in international trade regulation, including duties and tariffs; political instability that may disrupt economic activity; economic and commercial instability; and geopolitical tensions, civil unrest, war, or terrorist activities. We have experienced, and continue to experience, inflationary pressures on the prices of aluminum, materials, transportation, energy, and labor. In an inflationary environment, such as the current economic environment, our ability to implement customer pricing adjustments or surcharges to pass-through or offset the impacts of inflation may be limited. Continued inflationary pressures could reduce our profit margins and profitability. Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea, the conflict in the Gaza Strip, and other geopolitical conflicts, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may further cause reduced manufacturing and industrial demand. Other economic factors, including fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses and results of operations.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. or global economy, including continued inflationary pressure, pose a risk because our customers may postpone purchases in response to demand reductions, negative financial news and tighter credit.
We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, attacks on shipping vessels in the Red Sea and the ongoing conflicts in the Gaza Strip and the surrounding region. Our business may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from these conflicts or any other geopolitical tensions, or otherwise.
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
Our board of directors oversees the management of risks related to the Russia-Ukraine conflict. Our ERM team monitors developments and potential impacts of the conflict and reports them to the Audit Committee of our board at least quarterly. Despite this monitoring process, there can be no assurance that the conflict will not have a material adverse effect on our business, including as it relates to the risks outlined above, as well as potential impacts to our relationship with Russian-based suppliers and potential impacts on the reliability of energy supplies to our European manufacturing sites and potential supply chain disruptions.

Further, in November 2023, attacks on shipping vessels related to Yemen's Houthi movement have impacted shipping routes in the Red Sea. In addition, on October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East, a region in which we operate. Although the length, impact, and outcome of the conflict in the Red Sea and the conflict between Israel and Hamas are highly unpredictable, these conflicts could similarly lead to market disruptions, including volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, shipping and trade route restrictions, inflationary pressures on raw materials, interest rate fluctuations, energy price fluctuations, as well as political, social and economic instability and other material and adverse effects on macroeconomic conditions. At this time, it is not possible to predict or determine the ultimate consequence of these regional conflicts. The conflicts in the Red Sea, between Hamas and Israel, and the surrounding region and their broader impacts could have a lasting effect on the short- and long-term operations and financial condition of our business and the global economy.

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
Date: February 12, 2024