Form 10-K
period 2024-03-31
Novelis Inc.
filed 2024-05-06
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 29, 2023, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.
As of May 3, 2024, the registrant had 1,100 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Duffel	Plant located in Duffel, Belgium, required to be divested (Refer to Note 2 – Discontinued Operations)
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ended March 31, 2024
fiscal 2025	Fiscal year ending March 31, 2025
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-K	Annual Report on Form 10-K
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
LIBOR	London Inter-Bank Offered Rate
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
PUs	Performance units
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures and investments; and the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
•the competitiveness of our end-markets, and the willingness of our customer to accept substitutes for our products, including steel, plastics, composite materials and glass;
•our failure to realize the anticipated benefits of strategic investments;
•increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products;
•risk related to the energy-intensive nature of our operations, including increases to energy costs or disruptions to our energy supplies;
•downturns in the automotive and ground transportation industries or changes in consumer demand;
•union disputes and other employee relations issues;
•the impact of labor disputes and strikes on our customers;
•the loss of our key management and other personnel, or an inability to attract and retain such management and other personnel;
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
•cybersecurity attack against, disruptions, failures or security breaches and other disruptions to our information technology networks and systems;
•risks related to rising inflation and prolonged periods of elevated interest rates;

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
•risks related to timing differences between the prices we pay under purchase contracts and metal prices we charge our customers;
•a deterioration of our financial condition, a downgrade of our ratings by a credit rating agency or other factors which could limit our ability to enter into, or increase our costs of, financing and hedging transactions;
•adverse changes in currency exchange rates;
•our inability to transact in derivative instruments, or our inability to adequately hedge our exposure to price fluctuations under derivative instruments, or a failure of counterparties to our derivative instruments to honor their agreements;
•an adverse decline in the liability discount rate, lower-than-expected investment return on pension assets;
•impairments to our goodwill, other intangible assets and other long-lived assets;
•tax expense, tax liabilities or tax compliance costs;
•risks related to the operating and financial restrictions imposed on us by the covenants in our credit facilities and the indentures governing our Senior Notes;
•our inability to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information;
•risks related to our global operations, including the impact of complex and stringent laws and government regulations;
•risks related to global climate change, including legal, regulatory or market responses to such change;
•conflicts of interest and disputes arising between Hindalco and the Company that could be resolved in a manner unfavorable to the Company.
The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes but is not limited to product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the following sections of this report: Part I, Item 1A. Risk Factors and Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I
Item 1. Business.
Overview
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. During fiscal 2024, we had total shipment volumes of 3,924 kt and net sales of $16.2 billion. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2024, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, with 32 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Our Industry
The aluminum market represents the global supply of, and demand for, aluminum sheet, plate, and foil produced either from sheet ingot or continuously cast roll-stock in rolling mills operated by both independent aluminum rolled products producers and integrated aluminum companies.
Specifically, aluminum rolled products are semi-finished aluminum products that constitute the raw material for the manufacture of finished goods, ranging from beverage packaging, which includes cans, cups and bottles, to automotive structures and body panels. There are two major types of manufacturing processes for aluminum products differing mainly in the process used to achieve the initial stage of processing:
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
Primary aluminum can generally be purchased at prices set on the LME, plus an LMP that varies by geographic region of delivery, alloying material, form (ingot or molten metal) and purity.
Recycled aluminum is generally produced internally from procured scrap or purchased at a discount compared to the price of primary aluminum depending on type and quality of the scrap, geographic region, and other market factors.

Industry End-use Markets
Aluminum rolled products companies produce and sell a wide range of products, which can be grouped into five end-use markets: (1) packaging, (2) transportation, (3) architectural, (4) industrial, and (5) consumer durables and other. Within each end-use market, aluminum rolled products are manufactured with a variety of alloy mixtures, including a range of tempers (hardness), gauges (thickness), and widths as well as various coatings and finishes. Large customers typically have customized needs that require close working relationships, including technical development and support from their supplying mills.
Due to aluminum's lightweight characteristics, recyclability, and formability properties, aluminum product companies serve a diverse set of end-markets including beverage packaging, automotive, aerospace, and a variety of other end-markets. The recyclability of aluminum enables it to be used, collected, melted, and returned to the original product form an unlimited number of times, unlike paper and PET plastic, which deteriorate with every iteration of recycling.
Packaging. Aluminum is used in beverage packaging, food cans, beverage screw caps, and foil, among others. Beverage packaging is one of the largest aluminum rolled products applications. We believe aluminum remains the most sustainable packaging material for beverage brands. In addition to their recyclability, aluminum beverage packaging offers advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer beverage shelf life than glass or PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore maintains the quality and taste of the product longer. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship.
Beverage packaging is sold in coil form for the production of can bodies, ends, and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated, and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width, and surface finish.
Foil wrap or packaging foil is another packaging application and it includes household and institutional aluminum foil. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays.
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white"), as well as automotive body panel applications, including hoods, doors, deck lids, fenders, and lift gates. Flat-rolled aluminum sheet is also used in the production of battery enclosures for the growing electric vehicle market. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by the increased adoption of electric vehicles, which use higher amounts of aluminum, as well as government regulations requiring improved emissions and better fuel economy for internal combustion engine vehicles, while also maintaining or improving vehicle performance and safety.
Heat exchangers, such as radiators, air conditioners, and auto fin material, are an important application for aluminum rolled products in the transportation end-use market. Automotive OEMs also use aluminum sheet, with specially treated surfaces and other specific properties, for interior and exterior applications. Newly developed alloys are being used in transportation tanks and rigid containers, allowing for safer and more economical transportation of hazardous and corrosive materials.
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
Consumer Durables and Other. Aluminum's lightweight characteristics, high formability, ability to conduct electricity and dissipate heat and its corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, and mobile devices. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners, and cookware and utensils.

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
Constellium
Elval Hellenic Aluminium Industry S.A.
Gränges AB
Henan Zhongfu Industrial Co., Ltd.
Hulamin
Ma'aden
Shandong Nanshan Aluminum Co., Ltd.
Speira GmbH
The factors influencing competition vary by region and end-use market, but generally we compete on the basis of our value proposition, which includes price, product quality, the ability to meet customers' specifications, range of products offered, lead times, technical support, and customer service. In some end-use markets, competition is also affected by customers' requirements that suppliers complete a qualification process to supply their plants. This process can be rigorous and may take many months to complete. As a result, obtaining business from these customers can be a lengthy and expensive process. However, the ability to obtain and maintain these qualifications can represent a competitive advantage.
In addition to competition from others within the aluminum rolled products industry, we also face competition from non-aluminum material producers. In the packaging end-use market (primarily beverage and food cans), aluminum rolled products compete mainly with glass, PET plastic, and steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement, steel and other materials in building products applications. Aluminum competes with steel, copper, plastic, glass, and other materials in industrial applications. Additionally, aluminum rolled products compete mainly with plastic, steel, and magnesium in the consumer durables end-use market. Factors affecting competition with substitute materials include price, ease to manufacture, consumer preference and performance characteristics.

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
Trade. Some trade flows occur between regions despite shipping costs, import duties, tariffs, and the lack of localized customer support. Higher value-added products are more likely to be traded internationally, especially if demand in certain markets exceeds local supply. With respect to less technically demanding applications, emerging markets with low-cost inputs may export commodity aluminum rolled products to larger, more mature markets as we have seen with China.
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
Substitution Trends. Manufacturers' willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations; improve performance; reduce carbon emissions in a cost-efficient manner; and lower vehicle weight, particularly in electric vehicles. As a result of aluminum's durability, strength and light weight, automobile manufacturers are substituting heavier alternatives, such as steel and iron, with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat-rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage packaging market. With aluminum being the most sustainable packaging material for beverages, demand for infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and PET plastic into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzers, and sparkling waters – all support demand levels.
Seasonality. We typically experience seasonal slowdowns in our third fiscal quarter, resulting in lower shipment volumes. However, this has been less significant as we shift and diversify our product portfolio. The seasonal slowdowns are a result of declines in overall production output due primarily to holidays and cooler weather in North America and Europe, our two largest operating regions. We are less impacted by seasonal downturns in construction activity. We also experience downtime at our mills and customers' mills due to scheduled plant maintenance.
Sustainability. Growing awareness of environmentalism and demand for recyclable products, particularly increased consumer preference for more sustainable beverage packaging options, has increased the demand for aluminum rolled products. Unlike other commonly recycled materials such as paper or PET plastic, aluminum can be infinitely recycled without affecting the quality of the product. Additionally, the recycling process uses approximately 95% less energy than is required to produce primary aluminum, with an approximate equivalent reduction in greenhouse gas emissions.
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

Defend the Core
Novelis is the leading global flat-rolled aluminum supplier in the beverage packaging and automotive markets. We intend to protect our leadership position by continuing to deliver best-in-class customer service with high quality, service, and innovative solutions that differentiate our products. We are committed to producing the best quality products and aiming to provide reliable, on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers and increasing our production capacity to meet growing demand. We have established a global network of Customer Solution Centers to accelerate collaborative innovation between Novelis and our automotive and beverage packaging customers to determine how to maximize lightweight, high-strength aluminum for the next generation of vehicle and packaging design.
In addition, we plan to maintain a competitive cost structure by managing metal input costs and employing initiatives to improve operational efficiencies across our global network. This includes a commitment to employee safety, product quality, and system reliability. As a manufacturing organization, we are committed to a culture focused on health and safety across all levels of the organization. We are focused on optimizing our manufacturing and recycling operations to increase asset utilization and productivity. We continue to pursue standardization of our manufacturing processes where possible, while still allowing the flexibility to respond to local market demands.
Utilizing recycled material allows us to diversify our metal supply, helps control metal costs, and provides environmental benefits. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The percentage of recycled content within our aluminum rolled product shipments has increased from 33% to 63% from fiscal 2011 to fiscal 2024. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of our size offering high-recycled-content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap generated by our automotive customers through closed-loop-recycling partnerships.
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
With strong markets, innovative products, solid customer partnerships, financial flexibility, and decades of manufacturing and recycling experience, we expect to see robust growth and organic investment opportunities for many years to come, despite the near term headwinds we have encountered since late fiscal 2022. We have identified approximately $6.4 billion of potential organic growth capital spend opportunities focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. Approximately $4.9 billion of specific, announced projects are already underway, with additional rolling and recycling capacity investment opportunities under appraisal.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,421 kt of primary aluminum in fiscal 2024 in the form of sheet ingot, standard ingot, and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers to have a closed-looped system whereby we take production scrap material from their fabricating activity and recycle it by re-melting, casting, and rolling it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates and products with longer lifespans, like vehicles and buildings, which are starting to become high-volume sources of scrap material to be recycled. We purchased or tolled approximately 2,316 kt of recycled aluminum in fiscal 2024.
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
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2024, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
Our Operating Segments
We report our results of operations in four segments: North America, Europe, Asia, and South America. Due in part to the regional nature of supply and demand for aluminum solutions and to best serve our customers, we manage our activities based on geographic areas. Each segment manufactures aluminum sheet and light gauge products and recycles aluminum, while our Asia and Europe segments also produce aerospace and industrial plate.

The table below shows net sales and total shipments by segment. For additional financial information related to our operating segments, see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Net sales in millions/shipments in kt	Fiscal 2024	Fiscal 2023	Fiscal 2022
Consolidated
Net sales	$16,210	$18,486	$17,149
Total shipments	3,924	4,071	4,080
North America(1)
Net sales	$6,717	$7,550	$6,735
Total shipments	1,528	1,530	1,480
Europe(1)
Net sales	$4,426	$5,059	$4,720
Total shipments	1,081	1,147	1,187
Asia(1)
Net sales	$2,610	$3,014	$3,036
Total shipments	742	753	788
South America(1)
Net sales	$2,461	$2,893	$2,638
Total shipments	708	754	716
_________________________
(1)Net sales and total shipments by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
A description of our operating segments during all or part of fiscal 2024 follows.
North America
Novelis North America operates 16 aluminum products facilities. This includes six facilities with recycling operations that re-melt post-consumer and post-customer production aluminum. Most of the recycled material is from UBCs and automotive scrap, and the material is cast at our plants in Berea, Kentucky; Davenport, Iowa; Greensboro, Georgia; Oswego, New York; Russellville, Kentucky; and Uhrichsville, Ohio.
Our North American facilities manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment primarily include beverage packaging, containers and packaging, automotive and other transportation applications, architectural, and other industrial applications. Beverage and food can represent the largest end-use market in terms of shipment volume for North America.
A significant portion of North America's volumes is also directed toward the aluminum automotive sheet market, produced at our plants in Oswego, New York; Kingston, Ontario; and Guthrie, Kentucky.
We currently have large capital expenditures projects underway to expand rolling capacity in Oswego, New York; and Russellville, Kentucky; and to construct a highly advanced automotive recycling facility in Guthrie, Kentucky. We have also broken ground on a fully integrated, greenfield rolling and recycling facility in Bay Minette, Alabama, which we expect to have an annual rolled aluminum production capacity of 600 kt. We expect the total project capital cost for the Bay Minette plant to be approximately $4.1 billion.
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

Asia
Novelis Asia operates four aluminum rolled product facilities, including two facilities with recycling operations. Recycling activities occur at the Ulsan and Yeongju, South Korea, plants. The Ulsan facility operates as UAL, a 50/50 joint venture with Kobe. Our Asia facilities manufacture a broad range of aluminum sheet, plate, and light gauge products. End-use markets include beverage and food cans, electronics, architectural, automotive, foil, industrial, aerospace, and other products. The beverage packaging market represents the largest end-use market in terms of volume. The automotive market represents our second largest end-market in the region, which was expanded with the completion of the 100 kt automotive finishing capacity expansion at our Changzhou, China, facility, completed in fiscal 2022.
We are expanding our recycling capacity and capabilities with a $65 million recycling capacity expansion at UAL. We also have identified an opportunity to expand our operating facility in Zhenjiang, China, aimed at increasing its automotive aluminum capabilities and recycling operations, and releasing rolling capacity at UAL, to serve the can and specialty markets. In an effort to prudently phase capital spending in a disciplined manner, other announced organic growth investments already underway are being prioritized ahead of this investment.
Due to strong consumer demand for sustainable aluminum products, in fiscal 2024 we completed a $20 million debottlenecking investment at our Yeongju, South Korea plant that unlocked approximately 50 kt of capacity.
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
In March 2022, due to strong consumer demand for sustainable beverage packaging, we announced a $50 million debottlenecking investment at our plant located in Pindamonhangaba, Brazil, to unlock approximately 70 kt of rolling capacity in a two-phase project with full completion expected in fiscal 2026.
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

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage Packaging	Specialties
Anheuser-Busch InBev	Amcor
Ardagh Group	American Construction Metals
Ball Corporation	DENSO
Can-Pack	Gentek
Crown Holdings	HFA
Heineken	Kaycan Limited
PepsiCo	Mahle Behr
Various bottlers of the Coca-Cola System	Mastic Home Exteriors
Omnimax International
Automotive	Ply Gem
BMW Group	Prefa
Daimler Group	Reynolds Consumer Products LLC
Ford Motor Company	Ryerson Inc.
General Motors	Samsung SDI
Honda Motor Company	Samwon Industry Co.
Hyundai Motors Corporation	Service Partners Gutter Supply
Jaguar Land Rover	Utility
NIO	VELUX
Renault-Nissan-Mitsubishi Alliance
Rivian	Aerospace
Stellantis	Airbus
Toyota Motor Corporation	AVIC/COMAC
Volkswagen Group	Boeing
Volvo Cars	Bombardier
Embraer

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
Distribution
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Direct sales as a percentage of total net sales	93%	93%	96%
Distributor sales as a percentage of total net sales	7	7	4

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
Research and Development
The table below summarizes our R&D expenses, which include mini-scale production lines equipped with hot mills, can lines, and continuous casters.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Research and development expenses	$98	$95	$92
We conduct R&D activities in order to meet current and future customer requirements, improve our products, and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used across all our product markets and geographies. We also have a global engineering and technology center in Spokane, Washington, specializing in molten metal processing and casting; automotive research and technology centers in Shanghai, China, and Sierre, Switzerland; a research and technology center specializing in the development of new products and processes for our beverage packaging and specialties customers in Göttingen, Germany; an automotive customer solution center in Detroit, Michigan; a beverage packaging customer solution center in São José dos Campos, Brazil; a research and development laboratory to advance carbon neutral solutions for aluminum manufacturing in Sierre, Switzerland; and aerospace innovation centers in Koblenz, Germany, and Zhenjiang, China.
Human Capital Resources
Our Employee Base
Novelis operates an integrated network of 32 technically advanced rolling and recycling facilities across North America, Europe, Asia, and South America. We have 16 operating facilities in North America, 10 in Europe, four in Asia, and two in South America. We have approximately 13,190 employees supporting our operations across nine countries.
The table below summarizes our approximate number of employees by region, excluding our proportionate share of those employed by less than wholly owned affiliates as well as temporary employees.

	North America(1)	Europe	Asia	South America	Total
March 31, 2024	4,970	4,660	1,860	1,700	13,190
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

Diversity and Inclusion
Our employees are at the heart of our drive to innovate and transform. We believe that their diverse backgrounds, expertise and perspectives help us achieve the ambitious goals we have set and underpin the growth of our business and the strength of our culture. We believe that continuing to build this diversity across a variety of dimensions – including gender, ethnic and socioeconomic diversity – will drive innovation, expand the voices and skill that propel our business and attract the highest-caliber talent.
Consistent with that belief, we aim to continue to build inclusive and diverse teams, and we are targeting increasing the percentage of women in Novelis' leadership and operational and technical roles. In 2020, we established a global Diversity & Inclusion ("D&I") board to help ensure we reach our D&I goals. Our current global D&I board is responsible for setting our long-term global D&I vision, strategy and targets to increase diversity across Novelis.
We also have established D&I councils in each region, which own the regional execution of the D&I strategy established by the global board. They also define D&I initiatives specific to their region or locations and provide support to local employee resource groups.
Safety
We are focused on safety as a key priority. Guiding us in this direction is our Global EHS system, which provides us with a systematic approach to identifying, managing, and mitigating risks in our operations. In addition, we ask all Novelis employees to look out for their own safety, as well as that of their colleagues, by following three basic safety obligations: (1) I will work safe, (2) I will intervene if I see somebody working unsafe, and (3) I will stop any unsafe behavior if intervened upon.
Talent Development
At Novelis, we make it a priority to identify and nurture talent. We are proud of programs, such as:
•Global Leadership Development Programs – Designed to develop leaders across all stages of leadership.
•Global Technical Training – High-impact technical training topics, relevant for entry-level or mid-career technical employees.
•Engineering Development Program – Technical talent pipeline enhancer that includes courses on a wide-variety of technical and business subjects and exposes participants to leaders from across the organization.
Community Engagement
Our Corporate Social Responsibility mission is to improve the quality of life in the communities where we operate and society as a whole. Novelis Neighbor is our global program for sponsoring and coordinating our community engagement and charitable investment efforts. As part of our worldwide corporate social responsibility campaign, Novelis employees support hundreds of community projects year-round. These projects are reflective of our company purpose of Shaping a Sustainable World Together and focus on advancing science, technology, engineering, and mathematics education, increasing recycling by consumers, and supporting the most pressing needs of our local communities.
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

Intellectual Property
We actively review intellectual property arising from our operations and our R&D activities, and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 3,920 patents and patent applications on approximately 400 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
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
Environment, Health and Safety
As a purpose-driven company, Novelis strives to protect and preserve the environment and the health, safety, and well-being of our colleagues, customers, and communities. During fiscal 2024, we recycled over 82 billion used beverage cans, and recycled content made up 63% of total input in our aluminum rolled product. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The recycled content rate of 63% in fiscal 2024 is an increase from the 61% reported in fiscal 2023 due to higher scrap inputs and lower prime consumption. With our plant operations around the globe, we continue to focus on reducing carbon emissions, limiting water consumption, and lowering electricity use while targeting year-over-year improvements in overall production. During fiscal 2024, 10 facilities achieved major safety milestones by operating 365 consecutive days without a recordable injury.
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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the use, storage, treatment, or disposal of hazardous substances and wastes at a number of sites in the U.S., as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil, the United Kingdom, certain countries in the European Union, and South Korea. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental, health, and safety remediation, natural resource damages, third-party claims, and other expenses. In addition, we are, from time to time, subject to environmental, health and safety reviews and investigations by relevant governmental authorities. For example, during fiscal 2022, we were notified of an investigation into the Novelis Yeongju location by South Korean environmental authorities related to self-reporting by the facility of manufacturing and production emissions above applicable limits. The investigation related to previous investigations at the facility during which certain emissions amounts were identified as above applicable limits triggering self-reporting, and instances in which reporting by a third-party measuring emissions may have inconsistently reported information to the facility, impacting what was reported to regulators. Based on the information learned, Novelis filed a leniency application and voluntarily disclosed to South Korean environmental authorities. The investigation remains ongoing and the Company has booked a reserve for the matter.
We have established procedures for regularly evaluating environmental, health, and safety loss contingencies, including those arising from environmental, health and safety reviews and investigations and any other environmental, health, and safety remediation or compliance matters. Where appropriate, we have established liabilities based on our estimates for the currently anticipated costs that are deemed probable associated with these environmental, health, and safety matters.

Our expenditures for environmental, health and safety protection (including estimated and probable environmental, health and safety remediation costs as well as general environmental, health and safety protection costs at our facilities) and the betterment of working conditions in our facilities were $22 million during fiscal 2024, of which $19 million was expensed and $3 million was capitalized. We expect that these expenditures will be approximately $20 million in fiscal 2025, of which we estimate $16 million will be expensed and $4 million will be capitalized.
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
Item 1A. Risk Factors.
In addition to factors discussed elsewhere in this report, the following factors could materially affect our business, financial condition, or results of operations in the future. The following factors, among others, could cause our actual results to differ from those projected in any forward-looking statements we make. These risks are discussed more fully below and include, but are not limited to, risks related to:
Competitive and Strategic Risks
•while we have long-standing strategic partnerships with global corporations and other customers, certain of our customers are significant to our revenues, and we could be adversely affected by disruptions or changes in the business or financial condition of these significant customers or by the loss of their business or reduction in their requirements,
•we face significant price and other forms of competition from other aluminum rolled products producers and potential new market entrants, which may adversely impact our competitive positions in our end-markets and our financial profile,
•while we have a diversified product portfolio across various end-markets, our end-markets are highly competitive and customers may be willing to accept substitutes for our products, including steel, plastics, composite materials, and glass, and such willingness could adversely affect the demand for certain of our products and our results of operations,
•we may not realize the anticipated benefits of strategic investments,
Operational Risks
•our business has been, and may in the future be, adversely affected by increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products,
•our operations are energy-intensive and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were disrupted,
•downturns in the automotive and ground transportation industries or changes in consumer demand could adversely affect our business,
•our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises,
•a majority of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results,
•we could be adversely affected by unplanned disruptions at operating facilities,
•our business has been and will continue to be exposed to various economic and political risks associated with our global operations,
•our business may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from geopolitical conflicts or any other geopolitical tensions, or otherwise,
•we face risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control,

•increased freight costs on imported products could decrease earnings and liquidity,
Financial Risks
•our results and short-term liquidity can be negatively impacted by timing differences between the prices we pay under purchase contracts and metal prices we charge our customers,
•a deterioration of our financial condition, a downgrade of our ratings by a credit rating agency or other factors could limit our ability to enter into, or increase our costs of, financing and hedging transactions, and our business relationships and financial condition could be adversely affected,
•variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase,
•adverse changes in currency exchange rates could negatively affect our financial results or cash flows and the competitiveness of our aluminum rolled products relative to other materials,
•our results of operations, cash flows and liquidity could be adversely affected if we were unable to transact in derivative instruments, if our exposure to price fluctuations were not adequately hedged under derivative instruments, or if counterparties to our derivative instruments fail to honor their agreements,
•an adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods,
•our goodwill, other intangible assets and other long-lived assets could become impaired, which could require us to take non-cash charges against earnings,
•additional tax expense, tax liabilities or tax compliance costs could adversely impact our profitability,
•the covenants in our credit facilities and the indentures governing our Senior Notes impose operating and financial restrictions on us,
Risks Related to Cybersecurity and Data Privacy
•security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information,
•failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, or results of operations,
Risks Related to Intellectual Property
•if we are unable to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information, our business and competitive position could be harmed,
Legal and Regulatory Risks
•our global operations are subject to increasingly complex and stringent laws and government regulations that may adversely affect our business and operations,
•we may be affected by global climate change or by legal, regulatory, or market responses to such change,
•we are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities,
•we may be exposed to significant legal proceedings or investigations,

Competitive and Strategic Risks
While we have long-standing strategic partnerships with global corporations and other customers, certain of our customers are significant to our revenues, and we could be adversely affected by disruptions or changes in the business or financial condition of these significant customers or by the loss of their business or reduction in their requirements.
Our 10 largest customers accounted for approximately 48%, 49%, and 54% of our total net sales for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. A significant disruption in the business or downturn in the financial condition of our significant customers could adversely affect our results of operations and cash flows. Some of our customers are dependent upon the continued ability of their suppliers to deliver key components necessary for the manufacturing of their products, and a disruption of such supply chains could cause such customers to alter production schedules or suspend production entirely.
In addition, some of our customer contracts are subject to renewal and renegotiation at periodic intervals or upon changes in competitive supply conditions. Our failure to successfully renew or renegotiate such agreements could result in a reduction or loss in customer purchase volume or revenue. Additionally, consolidation among our customers may enable them to use increased leverage in negotiating prices and other contractual terms. Consolidation in our customer base may also lead to reduced demand for our products or cancellations of sales orders. Furthermore, certain of our customer contracts do not impose any minimum purchase volume conditions, and a customer could elect to purchase less of our products than they have historically, at their discretion.
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
The markets in which we operate are highly competitive. We compete primarily on the basis of our value proposition, including price, product quality, ability to meet customers' specifications, range of products offered, global footprint, sustainability and recycling, technical support, and customer service. Some of our competitors may benefit from more efficient technologies, lower raw material and energy costs, and lower labor costs. Increases in competition resulting from new market entrants or increases in production capacity by our competitors could cause us to lose market share or a large customer or force us to reduce prices to remain competitive. In addition, because of extensive competition in all our key markets, large customers may be able to exert influence to extract favorable future pricing terms. These risks could also be exacerbated by new market participants in the industry or a surplus supply of aluminum rolled products in the industry, which could result in additional competitive pricing pressures. Any such developments could adversely affect our business, financial condition, or results of operations.
While we have a diversified product portfolio across various end-markets, our end-markets are highly competitive and customers may be willing to accept substitutes for our products, including steel, plastics, composite materials, and glass, and such willingness could adversely affect the demand for certain of our products and our results of operations.
Aluminum competes with other materials, such as steel, plastics, composite materials, and glass for various applications, including packaging, automotive, aerospace, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry may increase their use of high-strength steel rather than aluminum for certain applications due to the price differential between steel and aluminum. The packaging industry continues to experience advances in alternative materials, such as plastics, glass, and organic or compostable materials, which could lead to higher margins for our customers than our products and which may compare favorably to aluminum with respect to preservation of food and beverage quality, as well as recyclability. The willingness of customers to accept other materials in lieu of aluminum, as well as broader consumer movements toward multi-use forms of packing over single-use packaging, could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition, or results of operations.

We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments. Since fiscal 2021, we have completed a $180 million investment in automotive finishing capacity in Changzhou, China; a $150 million investment in recycling and casting capacity at our plant in Pindamonhangaba, Brazil; and a $315 million greenfield automotive finishing expansion in Guthrie, Kentucky. We also have announced plans to further invest significantly in strategic capacity expansions across geographic locations. For example, announced projects now under construction include an approximately $4.1 billion greenfield rolling mill in Bay Minette, Alabama; a $365 million recycling and casting capacity expansion in Guthrie, Kentucky; a $65 million recycling and casting capacity expansion at our joint venture in Ulsan, South Korea; and a number of smaller rolling capacity debottlenecking investments. If our production levels and margins do not grow in line with our current expectations, or are adversely impacted by new competing strategic investments, we may not realize a return on such announced projects that is commensurate with our investment. Further, there are numerous risks commonly encountered in strategic transactions, including the risk that management's time and energy may be diverted, disrupting our existing businesses, and the risk that we may not be able to complete a project that has been announced, complete such project on time, incur higher or unforeseen costs, or generate the synergies and other benefits that we anticipated.
Operational Risks
Our business has been, and may in the future be, adversely affected by increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products.
The supply risks relating to our metal inputs vary by input type. For example, we produce some of our sheet ingot requirements internally and source the remainder from multiple third parties in various jurisdictions, usually under contracts having a duration of at least one year. If our suppliers are unable to deliver sufficient quantities of aluminum and other raw materials to the necessary locations on a timely basis, including as a result of global supply chain issues, our production could be disrupted and our net sales, profitability, and cash flows could be adversely affected.
As a result of macroeconomic headwinds we have faced over the past several years, such as prolonged inflationary cost pressures, supply chain disruptions, and the impact of public health crises and geopolitical conflicts, we have been adversely affected, and may continue to be adversely affected in the future, by changes in the cost of these or other raw materials as well as labor costs, energy costs and freight costs associated with transportation of raw materials. Prices of certain raw materials may fluctuate due to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials, the availability of complementary and substitute materials, inflationary pressures, and supply shortages and disruptions caused by a public health crisis or geopolitical factors relating to Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or governmental entities, and may be impacted by mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental, health and safety laws and regulations or production curtailments), regulations, labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. In addition, the failures of financial institutions and any related liquidity crises, and any resultant impact on depositor's access to their cash deposits, could negatively impact the ability of our customers to pay amounts owed to us on a timely basis or at all, cause reductions in the liquidity of our suppliers impacting raw material product availability, and cause fluctuations in the costs of raw materials, which could in turn have a material adverse effect on our business or financial condition.
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
The demand for our automotive products and other industrial products is dependent on the production of internal combustion engine and electric cars, light trucks, SUVs, heavy-duty vehicles, and trailers. The automotive industry is highly cyclical, as new vehicle demand is dependent on consumer spending and is tied closely to the overall strength of the economy. Even with the automotive industry's growing use of aluminum to reduce vehicle weight, weak demand for, or lower production of, new cars, light trucks, SUVs, heavy-duty vehicles, and trailers could adversely affect the demand for our products and have an adverse effect on our financial position, results of operations, and cash flows.
Our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises.
We face risks related to public health crises, including outbreaks of communicable diseases. The outbreak of such a communicable disease could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries. A public health crisis poses the risk that we or our employees, contractors, suppliers, customers, or other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such crisis may otherwise interrupt or impair business activities.
Outbreaks of contagious diseases, public health epidemics or pandemics, or other adverse public health developments in countries in which our employees, contractors, customers, suppliers, and other business partners operate could have a material and adverse effect on our business, results of operations, financial condition, liquidity, and/or cash flows. The extent to which such an outbreak affects our operations over time is highly uncertain and beyond our control, and is dependent on a variety of factors, including the duration and severity of the initial outbreak or subsequent variants, the imposition of governmental quarantine or other public health measures, the availability of vaccines or other medical remedies and preventive measures, and determinations regarding, among other things, health and safety, demand for specific products, and broader economic conditions. Many of the actions that may be taken to mitigate the impact of an epidemic or pandemic, including declarations of states of emergency, governmental quarantines, shelter-in-place and stay-at-home orders, social distancing requirements, business closures and staged procedures for reopening, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, are highly likely to impact our business and the business of many of our customers and therefore are likely to magnify the risks of a material adverse impact on our business, results of operations, financial condition, liquidity, and/or cash flows, as well as on our business strategies and initiatives. In addition, the impact of any epidemic or pandemic, and the related restrictions, may differ in the areas in which our products are manufactured, distributed or sold, or may change on short notice in response to new variants or other circumstances and, accordingly, any such impact on our operations or the operations of our customers and suppliers is difficult to predict. Because we rely on supply chain continuity, restrictions in one location may materially impact operations in multiple locations, and the impact of an epidemic or pandemic in one location may have a disproportionate effect on our operations in the future.

The recovery from any public health crises may also negatively impact our operations in the future. Fluctuations in demand and supply chain variability resulting from future public health crises may in the future impact our business, results of operations, and financial condition.
An epidemic or pandemic may also exacerbate other risks disclosed in this Annual Report on Form 10-K, including, but not limited to, risks related to global economic conditions and inflation, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, our credit profile, our credit ratings and interest rates. In addition, a future epidemic or pandemic may also affect our operating and financial results in a manner that is not presently known to us, or present significant risks to our business, results of operations, financial condition, liquidity and/or cash flows that are different from the risks presented by prior epidemics or pandemics.
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
Certain of our customers have a substantial number of employees who are members of industrial trade unions and are employed under the terms of collective bargaining agreements. These customers have experienced, and may in the future experience, labor disputes, work stoppages or strikes if they fail to successfully negotiate collective bargaining agreements and/or labor contracts with their employees, as necessary. For example, three of our North American customers, Ford Motor Company, General Motors, and Stellantis recently experienced prolonged work stoppages at certain of their facilities as a result of the United Auto Workers strikes. The duration and scope of any future labor disputes or strikes by employees of our customers, and the resultant impact on our business and financial results cannot be predicted with any certainty at this time. However, in the event that our customers are unable to successfully negotiate collective bargaining agreements and/or other labor contracts with their employees as necessary, and their plants experience prolonged slowdowns, closures, or idling as a result of the strikes, the demand from these customers for our flat-rolled aluminum products and our financial results could be materially adversely impacted as a result. While we would seek to mitigate any such reduction in demand by increasing supply to other customers, there can be no assurance that sufficient replacement demand will exist, and the ultimate impact of labor disputes and strikes on our business and financial results will depend on factors beyond our control.
Loss of our key management and other personnel, or an inability to attract and retain such management and other personnel, could adversely impact our business.
We employ all of our senior executive officers and other highly skilled key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment obligations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and if our highly skilled key employees leave us, we may be unable to promptly attract and retain qualified replacement personnel, which could result in our inability to improve manufacturing operations, conduct research activities successfully, develop marketable products, and compete effectively for growth in key markets.
Competition for qualified employees may continue, and as a result, we may continue to experience increased employee turnover. The continuity of key personnel and preservation of institutional knowledge are important to our business. The loss of qualified employees, or an inability to attract, retain, and motivate employees representing diverse backgrounds, experiences, and skillsets would materially adversely affect our business, results of operations, and financial condition and impair our ability to grow. We have increased, and expect to continue to increase, our employee compensation levels in response to competition, as necessary. In addition, the pressures of prolonged inflation have increased our costs of labor and may continue to do so.
We could be adversely affected by unplanned disruptions at operating facilities.
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes.

We may experience such disruptions in the future due to similar or unrelated uncontrollable events. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that must reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to remedy any of these problems. Further, our reputation among actual and potential customers may be harmed, possibly resulting in loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all our losses.
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
We have experienced, and continue to experience, inflationary pressures on the prices of aluminum, materials, transportation, energy, and labor. In an inflationary environment, such as the current economic environment, our ability to implement customer pricing adjustments or surcharges to pass-through or offset the impacts of inflation may be limited. Continued inflationary pressures could reduce our profit margins and profitability. Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea, the ongoing conflict in the Gaza Strip, and other geopolitical conflicts, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may further cause reduced manufacturing and industrial demand. Other economic factors, including fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses, and results of operations.
Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. or global economy, including continued inflationary pressure, pose a risk because our customers may postpone purchases in response to demand reductions, negative financial news and tighter credit.
We are currently operating in a period of economic uncertainty, capital markets disruption, and supply chain interruptions, which have been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine, attacks on shipping vessels in the Red Sea and the ongoing conflicts in the Gaza Strip and the surrounding region. Our business may be materially adversely affected by any negative impact on the global economy, capital markets, or supply chain resulting from these conflicts or any other geopolitical tensions or government actions, or otherwise.
In February 2022, Russian troops began a military invasion of Ukraine. Global markets continue to experience volatility and disruption following the escalation of geopolitical tensions and the continuation of the military conflict between Russia and Ukraine. We have not yet experienced significant direct impacts from the Russia-Ukraine conflict, but we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022, and we expect these costs will remain elevated until energy prices stabilize. Although the length and impact of the ongoing military conflict is unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, and credit and capital markets, as well as supply chain interruptions, shipping and trade route restrictions, inflationary pressures on raw materials, elevated interest rates, and lack of availability of energy, among other issues. In addition, the conflict in Ukraine has led to sanctions, export/import controls, and other measures being levied by the United States, the European Union (the "EU"), the United Kingdom, and other countries against Russia, Belarus, and certain Russia-occupied territories of Ukraine.
In February 2023, the United States government announced a new round of trade actions targeting goods and entities from Russia, including a 200% duty on aluminum articles of Russian origin.
Russian military actions and the resulting sanctions and export controls could adversely affect the global economy, national economies in which we operate and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds, as well as further disrupting the supply chain. One of our suppliers of metal is Rusal, a Russian aluminum company. Although we source metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for our metal supply, sanctions, export controls, tariffs, a ban, or similar actions impacting Rusal or the supply of Russian aluminum, including the U.S. governments's recent determinations that prohibit the import of Russian-origin aluminum into the United States and restrict certain services by U.S. persons for the acquisition of Russian-origin aluminum, could disrupt global aluminum supply. Any of the foregoing factors could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, export controls, and resulting market and/or supply disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks described herein.

Our board of directors (the "Board of Directors" or "Board") oversees the management of risks related to the Russia-Ukraine conflict. Our ERM team (as defined below) monitors developments and potential impacts of the conflict and reports them to the Audit Committee of our board at least quarterly. Despite this monitoring process, there can be no assurance that the conflict or related government actions will not have a material adverse effect on our business, including as it relates to the risks outlined above, as well as potential impacts to our relationship with Russian-based suppliers and potential impacts on the reliability of energy supplies to our European manufacturing sites and potential supply chain disruptions. For additional information on our ERM team and our board's oversight of risks related to the Russia-Ukraine conflict, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Further, in November 2023, attacks on shipping vessels related to Yemen's Houthi movement have impacted shipping routes in the Red Sea. In addition, on October 7, 2023, Hamas, a U.S. designated terrorist organization, launched a series of coordinated attacks from the Gaza Strip onto Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Hostilities between Israel and Hamas could escalate and involve surrounding countries in the Middle East, a region in which we operate. Although the length, impact, and outcome of the conflict in the Red Sea and the conflict between Israel and Hamas are highly unpredictable, these conflicts could similarly lead to market disruptions, including volatility in commodity prices, credit and capital markets, as well as trade control restrictions, supply chain interruptions, shipping and trade route restrictions, inflationary pressures on raw materials, interest rate fluctuations, energy price fluctuations, as well as political, social and economic instability and other material and adverse effects on macroeconomic conditions. At this time, it is not possible to predict or determine the ultimate consequence of these regional conflicts or related government actions. The conflicts in the Red Sea, between Hamas and Israel, and the surrounding region and their broader impacts could have a lasting effect on the short- and long-term operations and financial condition of our business and the global economy.
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
A deterioration of our financial condition or a downgrade of our credit ratings for any reason could increase our borrowing costs, limit our access to the capital or credit markets, adversely affect our ability to obtain new financing on favorable terms or at all, result in more restrictive covenants, and have an adverse effect on our business relationships with customers, suppliers, and financial counterparties. We enter into various forms of hedging activities against currency, interest rate, energy and metal price fluctuations. Our financial strength and credit ratings are important to the availability and terms of these hedging activities. As a result, any deterioration of our financial condition or downgrade of our credit ratings may make it more difficult or costly for us to engage in these activities in the future.
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
We use various derivative instruments to manage the risks arising from fluctuations in aluminum prices, exchange rates, energy prices and interest rates. If for any reason we were unable to transact in derivative instruments to manage these risks, or if our exposure to fluctuations in such prices and rates were not fully or adequately hedged under such derivative instruments, our results of operations, cash flows, and liquidity could be adversely affected. In addition, we may be exposed to losses in the future if the counterparties to our derivative instruments fail to honor their agreements. In particular, deterioration in the financial condition of our counterparties and any resulting failure to pay amounts or perform obligations owed to us could have a negative effect on our business and financial condition. Further, if major financial institutions consolidate and are forced to operate under more restrictive capital constraints and regulations, there could be less liquidity, or higher costs to transact, in the derivative markets, which could have a negative effect on our costs or our ability to hedge and transact with creditworthy counterparties.
An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could affect our results of operations or amount of pension funding contributions in future periods.
Most of our pension obligations relate to funded defined benefit pension plans for our employees in the U.S., the U.K., Switzerland, and Canada, funded and unfunded pension benefits in Germany; and lump sum indemnities payable to our employees in France, Italy, and South Korea upon retirement or termination. Our pension plan assets primarily consist of funds invested in stocks and bonds. Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate a number of assumptions. The most significant year-end assumptions used by Novelis to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. Our results of operations, liquidity, or shareholder's (deficit) equity in a particular period could be adversely affected by capital market returns that are less than their assumed long-term rate of return or a decline of the rate used to discount future benefits. These factors or others may require us to make unexpected cash contributions to the pension plans in the future, preventing the use of such cash for other purposes.

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
Currently, there are several tax proposals in the jurisdictions in which we operate that could, if enacted into law, significantly impact the tax position of the Company. Specifically, the Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
Additionally, during 2023, the Brazilian Government published Law 14.596/23, effective as of January 1, 2024, which established a transfer pricing framework in Brazil that is aligned with the Organization for Economic Co-operation and Development (“OECD”) guidelines. We do not expect the transfer pricing framework to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.
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
See Note 12 – Debt for additional discussion.

Risks Related to Cybersecurity and Data Privacy
Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information.
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
Information technology networks and systems (our own as well as those managed by third parties) are susceptible to damage, disruptions and shutdowns due to programming errors, defects, or other vulnerabilities, power outages, hardware failures, computer viruses, cyberattacks, ransomware attacks, malware attacks, attacks by foreign governments and state-sponsored actors, theft, misconduct by employees or other insiders, telecommunications failures, misuse, human errors or other catastrophic events. The costs of attempting to protect against cybersecurity risks and events such as the foregoing are significant, and as cyber-attacks and similar events have become more frequent and sophisticated, these costs have increased and will likely increase further in the future. We have in the past and may in the future experience security breaches and other disruptions to our information technology networks and systems, so we have increased our management focus on and financial investments in systems and processes intended to secure our information technology systems, prevent unauthorized access to or loss of sensitive data, provide security and privacy awareness training, ensure business continuity and comply with applicable laws. These efforts include engaging third-party providers from time to time to test the vulnerability of our systems and recommend solutions to upgrade the security of our systems. We also employ a number of measures to protect and defend against cyber attacks, including technical security controls, data encryption, firewalls, intrusion prevention systems, anti-malware software and frequent backups. New data security laws and regulations are being implemented rapidly and are evolving, and we may not be able to timely comply with such requirements, and such requirements may not be compatible with our current processes. Changing our processes could be time consuming and expensive, and failure to timely implement required changes could subject us to liability for non-compliance. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access our technology infrastructure remotely.
Cyber-attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these cybersecurity risks. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently, including as a result the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict, such as the ongoing conflict in Ukraine. We have seen, and will continue to see, industry-wide vulnerabilities, which could in the future affect our or other parties' systems. We expect to continue to experience such zero-day vulnerabilities in the future. Despite our best efforts, we cannot fully anticipate, detect, repel or implement fully effective preventative measures against all cybersecurity threats, especially in light of increasingly sophisticated techniques used in cybersecurity attacks, as discussed above. In addition, the IT systems of businesses that we have acquired or may acquire could present issues that we were not able to identify prior to the acquisition or other issues that continue to pose risk to us, such as those related to collection, use maintenance and data disclosure practices or other cybersecurity vulnerabilities. Although to date, we are unaware of any material data breach or system disruption, including a cyberattack, we cannot provide any assurances that such events will not occur and impacts therefrom will not be material in future.

The occurrence of a significant cybersecurity event, including an event impacting one of our third-party providers, could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under privacy laws. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. Operational disruptions or any perceived or actual unauthorized access to, or disclosure of, sensitive information could reduce the competitive advantage in new or proprietary business initiatives and damage our reputation and our relationship with our customers. Although we are insured against cyber risks and security breaches up to an annual aggregate limit, our liability insurance may be inadequate and may not fully cover the costs of any claims or damages that we might be required to pay. In the future, we may not be able to obtain adequate liability insurance on commercially desirable or reasonable terms or at all. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection could adversely affect our business, financial condition, or results of operations.
We are subject to various privacy, information security, and data protection laws, rules, and regulations that present an ever-evolving regulatory landscape across multiple jurisdictions and industry sections. Federal, state, and foreign legislators and regulators are increasingly adopting or revising privacy, information security, and data protection laws, rules, and regulations that potentially could have a significant impact on our current and planned privacy, data protection, and information security-related practices our collection, use, storing, sharing, retention and safeguarding and otherwise processing of certain types of consumer or employee information and some of our current or planned business activities, which could further increase our costs of compliance and business operations and could reduce income from certain business initiatives.
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
Many jurisdictions have established their own data security and privacy legal frameworks, including data localization and storage requirements, with which we may need to comply. For example, the EU and many countries in Europe have stringent privacy laws and regulations, which may affect our ability to operate cost effectively in certain European countries. In particular, the EU has adopted the General Data Protection Regulation ("EU GDPR") which went into effect on May 25, 2018 and contains numerous requirements and changes from previously existing EU law, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Specifically, the EU GDPR introduced numerous privacy-related changes for companies operating in the EU, including greater control for data subjects (e.g., the "right to be forgotten"), increased data portability for EU consumers, data breach notification requirements, and increased fines. In particular, under the EU GDPR, fines of up to 20 million Euros or up to 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the EU GDPR's requirements. Similarly, following the UK's exit from the EU, the UK General Data Protection Regulation and the UK Data Protection Act 2018 ("UK GDPR") came into effect, which currently imposes the same obligations as the EU GDPR in most material respects. The EU GDPR, UK GDPR, the CCPA and similar laws and regulations may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

The EU GDPR and UK GDPR also impose strict rules on the transfer of personal information to countries outside of the European Economic Area ("EEA") and the UK. Legal developments in Europe have created further complexity and uncertainty regarding such transfers, in particular in relation to transfers to the U.S. On July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated the EU-US Privacy Shield Framework, or Privacy Shield, under which personal information could be transferred from the EEA (and the UK) to relevant self-certified U.S. entities. The CJEU further noted that reliance on the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism and potential alternative to the Privacy Shield) alone for transfers of personal information outside the EEA (and the UK) may not necessarily be sufficient in all circumstances, and that transfers must be assessed on a case-by-case basis. On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-US Data Privacy Framework (a new framework for transferring personal information from the EEA to the U.S.), having determined that such framework ensures that the protection of personal information transferred from the EEA to the U.S. will be comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the CJEU just as the Privacy Shield was. As a result of changes in the laws, rules and regulations governing cross-border transfers of personal information, we have had to make, and continue to make, certain operational changes, conduct assessments of our data transfer policies and procedures, and update and implement revised standard contractual clauses and other relevant documentation and measures for intragroup, customer and vendor arrangements requiring transfers of personal information outside the EEA and the UK, including to the U.S., within required time frames. We may be adversely impacted as the enforcement landscape further develops, and supervisory authorities issue further guidance on international data transfers.
Because the interpretation and application of many privacy and data protection laws, rules and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of substantial fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit growth, and otherwise adversely affect our business. If we are not able to adjust to changing laws, rules and information security, our business may be harmed.
Risks Related to Intellectual Property
If we are unable to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information, our business and competitive position could be harmed.
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality agreements, license agreements and other contractual provisions, to establish, maintain, protect, and enforce our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not prevent our competitors from duplicating our processes or technology, prevent our competitors from gaining access to our proprietary information and technology, or permit us to gain or maintain a competitive advantage. Any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement, or use, which could adversely affect our competitive position. To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and puts our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are sued by a third party that claims that our technology infringes, misappropriates, or violates their rights, the litigation, whether or not successful, could be costly to defend, divert our management's time, attention and resources, damage our reputation and brand and substantially harm our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.

We rely on nondisclosure agreements to protect our unpatented know-how, trade secrets, technology and other proprietary information. We seek to protect this information, in part, by entering into nondisclosure and confidentiality agreements with parties who have access to it, such as our employees, consultants, and other third parties. However, we cannot guarantee that we have entered into such agreements with each party that has or may have had access to our proprietary information. Moreover, no assurance can be given that these agreements will be effective in controlling access to, distribution, use, misuse, misappropriation, or disclosure of our proprietary information. Further, these agreements may not prevent our competitors from independently developing substantially equivalent or superior proprietary information. These agreements may be breached, and we may not have adequate remedies for any such breach. Additionally, such agreements may not effectively prevent unauthorized access to or unauthorized use, disclosure, misappropriation, or reverse engineering of, our confidential information, intellectual property, or technology. Enforcing a claim that a party illegally disclosed or misappropriated know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. Know-how, technology, and other proprietary information can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect such information. If we develop any trade secrets that were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us, and our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products. Any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.
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
Compliance with U.S. and foreign laws and regulations, such as those requiring supply chain transparency, import and export requirements, embargoes and trade sanctions laws, anti-corruption laws, tax laws, foreign exchange controls, and cash repatriation restrictions, increases our costs of doing business outside the U.S. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the EU GDPR. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations, and the interpretation of certain laws and regulations have become increasingly complex.
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
Climate change, and evolving customer and stakeholder expectations, legal, regulatory and policy requirements, and market dynamics driven by climate change, could adversely affect our business, financial condition or results of operations. Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, limits on emissions of greenhouse gases, and Corporate Average Fuel Economy standards and requirements to disclose greenhouse gas emissions and other climate change-related information in the U.S., as well as similar standards or requirements in the EU or in other jurisdictions. For example, the SEC has announced a rule requiring disclosure of a broad range of climate change-related information which has been stayed by the SEC, and similar laws have been enacted in the U.S. State of California and other jurisdictions such as the EU. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations, and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers, including increased monitoring and reporting costs. Also, we rely on natural gas, electricity, fuel oil, and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws or regulations could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability. Any increased frequency and intensity of extreme weather events resulting from climate change impacting our facilities, our suppliers or critical infrastructure in the United States and abroad could disrupt our supply chain or impact our ability to timely produce and deliver our products.
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
In addition, governments, customers and other stakeholders are increasingly focused on corporate environmental, social and governance ("ESG") practices and disclosures, may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. We define our own corporate purpose, in part, by the sustainability of our practices and our impact on all of our stakeholders. As a result, our efforts to conduct our business in accordance with some or all these expectations may result in increased demands regarding, among other matters, the source of aluminum, alloying metals and other materials used in our products, demand for increased use of recycled materials in our products, the manner in which power we consume is generated, our use and treatment of water and other natural resources, and the packing materials and shipping methods we use to deliver our products. To respond to these demands, we may need to make changes to our facilities, operations or production methods, or increase research and development efforts, any of which could result in significant additional costs. Our policies and processes to evaluate and manage ESG targets and standards in coordination with other business priorities, including our use of carbon offsets, may not prove completely effective. In addition, although we have established public targets with respect to our carbon footprint, energy and water usage and waste generation, we may be unable to meet them or be required to revise them for a variety of reasons, including due to cost increase, (including the cost of carbon offsets), the availability of valuable scrap (which could be downgraded or lost to competitors as demand increases), the availability of cleaner energy sources, sufficient supply of 'low carbon' primary aluminum, or our ability to innovate recycle-friendly alloys. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, results of operations, or financial condition. Furthermore, with regard to public targets we have disclosed relating to certain ESG initiatives (including as disclosed within our 2023 Sustainability Report), the criteria by which our ESG practices, including these initiatives and public targets, are assessed may change due to the evolution of the sustainability landscape, which could result in greater expectations of us and may cause us to undertake costly initiatives to satisfy new criteria. Our selection of disclosure standards and ESG targets, and the interpretation or application of those standards and targets, may also change from time to time, or differ from those of others. Methodologies for reporting ESG data, including for Scope 1, 2 and 3 greenhouse gas emissions, may be updated and previously reported ESG data may be adjusted to reflect developments in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers and other stakeholders may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public targets or to accurately disclose our progress on such targets or initiatives, our reputation, business, financial condition, and results of operations could be adversely impacted.

We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities.
We are subject to a broad range of environmental, health, and safety laws and regulations in the jurisdictions in which we operate. These laws and regulations impose stringent environmental, health, and safety protection standards and permitting requirements regarding, among other things, air emissions, wastewater storage, treatment and discharges, the use and handling of hazardous or toxic materials, waste disposal practices, the remediation of environmental contamination, post-mining reclamation, and working conditions for our employees. The costs of complying with these laws and regulations, including participation in assessments and remediation of contaminated sites and installation of pollution control facilities, have been, and in the future could be, significant, and may prove to be more costly than we anticipate. These laws and regulations may also result in substantial environmental liabilities associated with current sites, divested assets, third-party locations, and past activities. Under certain of these laws and regulations, we could incur liability for contamination at our current or former sites (or those of our predecessors) or at sites to which we or our predecessor sent waste for disposal even if the contamination resulted from conduct that was legal at the time or of third parties. The impact that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our past and/or current operations, could result in civil or criminal fines or penalties and enforcement actions issued by regulatory or judicial authorities enjoining, curtailing or closing operations or requiring corrective measures, any of which could materially and adversely affect us. Evolving regulatory standards and expectations can result in increased litigation and/or increased costs, including increased remediation costs, all of which can have a material and adverse effect on our financial condition, results of operations and cash flows.
We may be exposed to significant legal proceedings or investigations.
From time to time, we are involved in, or the subject of, disputes, proceedings, and investigations with respect to a variety of matters, including intellectual property, environmental, health and safety, product liability, employee, tax, personal injury, contractual and other matters, as well as other disputes and proceedings that arise in the ordinary course of business.
Any claims against us or any investigations involving us, whether meritorious or not, could be costly to defend or comply with and could divert management's attention as well as operational resources. Any such dispute, litigation, or investigation, whether currently pending or threatened in the future, may have a material adverse effect on our financial results and cash flows. We generally maintain insurance against many product liability risks, but there can be no assurance that this coverage will be adequate for any liabilities ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
As with most companies, we rely heavily on our information technology networks and systems for all aspects of our business and operations. At the same time, information technology networks and systems (our own as well as those managed by third parties) are susceptible to various vulnerabilities, including, without limitation, computer viruses, cyber-attacks, ransomware attacks, malware attacks, attacks by foreign governments and state-sponsored actors, and misconduct by employees or other insiders. Specifically with respect to cyber, ransomware, and similar attacks, the occurrence of any significant event could compromise our networks and result in unauthorized access, destruction, theft and/or public disclosure of our information. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under privacy laws. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal, customer and product information, as well as significant costs to remediate, fix, or address any network and system issues that led to such vulnerability.
Accordingly, we recognize the importance of maintaining an integrated cybersecurity risk management system and view our responsibility for cybersecurity management as an enterprise risk, and we have therefore adopted proactive and defensive safeguard, which are integrated into our overall ERM program. We maintain layered processes that place responsibility for management and mitigation of cybersecurity risks at both the management and Board level, as more fully described below under "Cybersecurity Governance."

Separately, we also face cybersecurity threats related to third-party service providers and vendors. A significant cyber, ransomware or similar attack affecting or impacting one of our third-party providers or vendors could also render our networks and systems vulnerable and result in similar consequences as described above for direct attacks on our networks and systems. We maintain policies, standards, and processes to oversee, identify, and mitigate risks from cybersecurity threats related to third-party service providers and vendors, including conducting security assessments of critical third-party service providers and vendors before onboarding, periodic reassessment, and vendor offboarding. We also conduct security training and maintain monitoring to oversee evolving cybersecurity risks. We generally include information security requirements in our agreements with third-party service providers and vendors to address cybersecurity risks, including obligations on our third-party service providers and vendors to notify and cooperate with us in the event of cybersecurity event that implicates or involves our data.
During the periods covered by this Annual Report on Form 10-K, we have not experienced a data breach or system disruption, including a cyber-attack, that has had a material effect on our operations, financial conditions or results of operations. However, we continue to face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, result of operations or financial condition. For information on risks we face from cybersecurity threats, see "Risks Related to Cybersecurity and Data Privacy—Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information" in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Cybersecurity Governance
Management Level Governance
Our cybersecurity efforts are led by our Chief Information and Digital Officer (the "CIO") and Chief Information Security Officer (the "CISO"). The CISO has primary management-level responsibility for assessing and managing our cybersecurity and defense program, with the CISO directly overseeing a team that is responsible for our day-to-day cybersecurity and cyber defense program. The team focuses on key areas of cybersecurity, including governance, risk management, engineering, architecture and operations. The CISO in turn reports to the CIO, who provides regular updates and feedback to other members of the management team on managing material risks from cybersecurity threats.
Our CIO and CISO have combined over 50 years of experience in the field of cybersecurity and cyber defense. More specifically, their collective expertise and experiences span across multiple industries and various aspects of information technology network and systems, including those that relate specifically to cybersecurity, such as: developing and executing cybersecurity monitoring, defense programs and strategies; product security, privacy controls, data protection, and identity management; security operations, incident response, threat hunting; and coordinating with legal response teams at numerous companies in connection with cybersecurity matters.
Our CISO oversees our governance programs, testing of our compliance with industry standards, risk assessment for risk remediation, and our employee training program on information security. He is also responsible for keeping Novelis apprised of developments in cybersecurity, including potential threats and risk management techniques. We believe this ongoing knowledge acquisition is an important part of our efforts for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, our CISO and cybersecurity team rely on our cyber incident response plan, which we review, test, and revise, as appropriate, from time to time. Depending on the severity level of an incident, our CISO, working together with other members of our core cyber security response team, implement a series of immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Our CISO and cybersecurity team consult with and keep apprised our CIO, as well as, when appropriate, key members of our executive management in the event of a cybersecurity incident that rises to a certain level. Our CISO hosts a monthly Cybersecurity Council with a standing agenda to share and update management plus key IT stakeholders on threats and incidents within the company, strategic updates and progress, business engagement, and operational metrics. Our CISO shares and provides updates on latest cybersecurity threats and risks with our ERM team every quarter.
Board Level Governance
Our Board, together with assistance and input from the Audit Committee, has primary board-level responsibility for oversight of our cybersecurity and data protection risks. Our Audit Committee chairman, as well as the other members of the Audit Committee from time to time, receive regular, informal updates from our CIO regarding the primary cybersecurity risks facing Novelis, and the steps management is taking to mitigate such risks. The CISO and the CIO also provide more formal briefings to the Audit Committee, generally at least once per year. Upon request from the Board, or if we determine to be appropriate, we may from time to time provide such briefings to the entire Board rather than the Audit Committee. These formal briefings generally include, among other items:
•Current cybersecurity landscape and emerging threats;
•Status of ongoing cybersecurity initiatives and strategies;

•Incident reports and learnings from any cybersecurity incidents, if applicable; and
•Compliance with the National Institute of Standards and Technology's Cybersecurity Framework.
Outside of such regular briefings, the Board and/or the Audit Committee are notified of cybersecurity incidents as we determine to be appropriate.
Third Party Engagement
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors, to periodically evaluate and test our risk management systems, identify any vulnerability in our systems, and, if appropriate, to recommend and implement solutions to upgrade the security of our systems. These partnerships enable us to leverage specialized knowledge experience and insights in understanding and addressing cybersecurity threats, and approaches to address such threats.
Item 2. Properties.
Our global headquarters are located in Atlanta, Georgia. Our global research and technology center, located in Kennesaw, Georgia, contains state-of-the-art R&D capabilities to help us better partner and innovate with our customers. We have a network of Customer Solutions Centers across all four operating regions, allowing us to innovate alongside our customers. We also have a global engineering and technology center in Spokane, Washington, specializing in molten metal processing. Additionally, we have several facilities with R&D operations worldwide, including facilities with specified research in automotive and aerospace technologies. Our regional headquarters are located in Atlanta, Georgia (North America), Küsnacht, Switzerland (Europe), Seoul, South Korea (Asia), and São Paulo, Brazil (South America).
The number of operating facilities by operating segment as of March 31, 2024, is shown in the table below and includes operating facilities we jointly own and operate with third parties.

	Operating Facilities	Facilities with Recycling Operations
North America	16	6
Europe	10	5
Asia	4	2
South America	2	1
Total	32	14

The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets or applications for the aluminum rolled products, recycling, and primary metal facilities we owned and operated, including joint ventures, as of March 31, 2024.
North America

Locations	Plant Processes	Major Products
Ashville, Ohio	Coating and finishing	Coated coil for specialties
Berea, Kentucky	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Buckhannon, West Virginia(1)	Cold rolling and finishing	Mill finish coil and light-gauge sheet for specialties
Davenport, Iowa(2)	Casting, hot rolling, and recycling	Hot rolled coil from recycled material
Davenport, Iowa(2)	Cold rolling and finishing	Painted coil and mill finish coil
Fairmont, West Virginia	Cold rolling and finishing	Aluminum sheet and light-gauge foil for specialties
Greensboro, Georgia	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Guthrie, Kentucky	Pre-treatment and heat treatment	Automotive sheet
Kingston, Ontario	Cold rolling and finishing	Automotive sheet and specialty material
Lincolnshire, Illinois	Cold rolling and finishing	Mill finish coil
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, automotive sheet, construction sheet, industrial sheet, and painted sheet
Richmond, Virginia	Cold rolling and finishing	Mill finish sheet for building and construction
Russellville, Kentucky(3)	Sheet ingot casting, hot rolling, cold rolling, finishing, and recycling	Can stock and aluminum sheet and coil for specialties
Terre Haute, Indiana	Cold rolling and finishing	Foil stock for specialties
Uhrichsville, Ohio	Casting, hot rolling, cold rolling, finishing, and recycling	Transportation sheet and aluminum sheet for specialties
Warren, Ohio	Coating and finishing	Coated can sheet
_________________________
(1)In March 2024, we announced that effective as of June 14, 2024, we will no longer operate the Buckhannon, WV, plant and it will permanently shut down production.
(2)The Company operates two separate facilities in Davenport, Iowa, one finishing mill and one casting facility.
(3)Logan, located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows. We own 40% of the outstanding common shares of Logan. See Note 8 – Consolidation for further information about this affiliate.

Europe

Locations	Plant Processes	Major Products
Bresso, Italy	Coating, embossing, and finishing	Painted sheet, painted construction sheet, and automotive sheet
Göttingen, Germany	Finishing and coating	Can end stock, food can, and painted sheet
Koblenz, Germany	Sheet ingot casting, hot rolling, cold rolling, and finishing	Aerospace plate and sheet, commercial plate, and heat exchangers
Latchford, United Kingdom	Recycling and sheet ingot casting	Sheet ingot from recycled metal
Nachterstedt, Germany	Cold rolling, finishing, coating, recycling, sheet ingot casting, and heat treatment	Automotive sheet, can end stock, industrial sheet, painted sheet, construction sheet, and sheet ingot from recycled metal
Neuss, Germany(1)	Recycling, sheet ingot casting, hot rolling, cold rolling, and finishing	Can body stock, foil stock, and feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, and converting	Foil, packaging, and flexible tubes
Pieve, Italy	Continuous casting, cold rolling, finishing, and recycling	Coil for finishing operations, industrial sheet, foil stock, and closure stock
Sierre, Switzerland(2)	Sheet ingot casting, hot rolling, cold rolling, finishing, and continuous heat treatment	Automotive sheet and industrial sheet
Voerde, Germany	Casting and recycling	Sheet ingot for automotive and specialties
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
Asia

Locations	Plant Processes	Major Products
Changzhou, China	Heat treatment and finishing	Automotive sheet
Ulsan, South Korea(1)	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, construction sheet, industrial sheet, electronics, automotive sheet for finishing operations, foil stock, and recycled material
Yeongju, South Korea	Sheet ingot casting, hot rolling, cold rolling, recycling, and finishing	Can stock, construction sheet, industrial sheet, electronics, foil stock, and recycled material
Zhenjiang, China	Sheet ingot casting, hot rolling, and heat treatment	Aerospace plate and sheet, commercial plate, and industrial sheet
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves the leading producer of innovative, sustainable aluminum solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace and specialties (a diverse market including building & construction, signage, foil & packaging, commercial transportation and commercial & consumer products, among others) markets globally. Throughout North America, Europe, Asia, and South America, we have an integrated network of 32 world-class, technologically advanced facilities, including 14 recycling centers, 11 innovation centers, and 13,190 employees. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India.
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
Discussion and analysis of fiscal 2022 and year-over-year comparisons between fiscal 2023 and fiscal 2022 not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 10, 2023. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K.
BUSINESS AND INDUSTRY CLIMATE
Approximately a decade ago, we launched a multi-year strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products to increase total company net income per tonne from $(12) in fiscal 2016 to $163 in fiscal 2024 and total company Adjusted EBITDA per tonne from $308 in fiscal 2016 to $510 in fiscal 2024, and turn a net loss of $38 million into $600 million in net income.

However, continuing inflation and geopolitical instability in Europe in fiscal 2023, led to increased global operating costs, including for energy, freight, labor, coatings, and alloys. While many of these operating cost pressures have lessened in recent months, some costs, including for labor and repairs, and maintenance, remain elevated. Elevated interest rates have also increased interest expense on our variable interest rate loans. We believe the challenging inflationary and geopolitical environment is negatively impacting near-term demand in some specialty end-markets, such as building and construction, which is more sensitive to inflation and interest rates. We expect such elevated costs and reduced demand until economic conditions stabilize. Despite our results being negatively impacted by higher costs, we have been able to partially mitigate a portion of the higher inflationary cost impact through a combination of hedging, passing through a portion of the higher costs to customers, favorable pricing environments, and utilizing recycled materials. We have also implemented cost control measures across our global operations, including a focus on employment, professional services, and travel costs. There is no assurance that we will continue to be able to mitigate these higher costs in the future.
Our management administers an ERM program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. On an annual basis, the ERM team meets with or interviews about 160 individuals, some of which are interviewed quarterly, to stay abreast of the latest risks we face.
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
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics. However, we saw reduced can sheet demand beginning in the second half of fiscal 2023 attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic. We believe inventory levels across the beverage packaging supply chain have now largely normalized.
Increasing customer preference for sustainable packaging options and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama in October 2022. We plan to allocate more than half of this plant's capacity to the production of beverage packaging sheet. We continue to evaluate opportunities for additional capacity expansion across regions, where local can sheet supply is insufficient to meet long-term demand growth.
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

Identified Organic Growth Investments
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $6.4 billion of debottlenecking, recycling, and new capacity capital investments identified, focused on increasing capacity and capabilities to meet growing customer demand. The approximately $6.4 billion of identified investments consists of approximately $4.7 billion in investments in North America, expected to produce an additional 745 kt in incremental rolling capacity, approximately $300-450 million in investments in Europe, expected to produce an additional 200 kt in incremental rolling capacity, approximately $450 million in investments in Asia, expected to produce an additional 250 kt in incremental rolling capacity, and approximately $850 million in investments in South America, expected to produce an additional 480 kt in incremental rolling capacity. We currently have approximately $4.9 billion of investments under construction through 2027 to further increase recycling and rolling capacity and profitability.
In October 2022, to support growing demand for aluminum beverage packaging sheet in North America, we broke ground on an approximately $4.1 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. This new U.S. plant will support strong demand for sustainable, beverage packaging and automotive aluminum sheet and advance a more circular economy.
In January 2022, we announced plans to invest approximately $365 million to build a highly advanced recycling center for automotive in the U.S., which will be adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot, we expect the facility will reduce the Company's carbon emissions by more than one million tonnes each year. We broke ground on this new recycling center in May 2022.
In February 2022, we announced plans to build a recycling and casting center at our UAL joint venture in South Korea. This $65 million investment is being fully funded by Novelis and will have an annual casting capacity of 100 kt of low-carbon sheet ingot. Once fully online, we expect the recycling center to reduce the Company's carbon emissions by more than 420 kt each year.
Additional projects include approximately $350 million to debottleneck production at several facilities in the U.S., Brazil, and South Korea and increase finishing good rolling capacity by approximately 265 kt between fiscal 2024 and 2026. In North America, this includes $130 million for 65 kt of finished good capacity release in Oswego, New York, and $150 million for 80 kt of finished good capacity release in Logan, Kentucky. There is also a smaller $20 million investment to release approximately 50 kt of capacity at our Yeonju, South Korea facility, and a $50 million debottlenecking investment at our Pindamonhangaba plant to unlock approximately 70 kt of additional rolling capacity in a two-phase project.
Environmental, Social & Governance
In April 2021, we announced that we will further our longstanding sustainability commitment by aiming to become a carbon-neutral company by 2050 or sooner, with an interim goal to reduce our carbon footprint by 30% by fiscal 2026, from our baseline of fiscal 2016. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste intensity to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by fiscal 2026 from our baseline of fiscal 2020.
We plan to increase the use of recycled content in our products, as appropriate, and engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile. In addition, we intend to evaluate each future expansion project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments so that we may appropriately mitigate any negative carbon impacts.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 22 plants globally, and 14 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We have allocated an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects. Through March 31, 2024, we have allocated $588 million of the net proceeds to such projects.
Our path to a more sustainable and circular future goes beyond our environmental commitments. We have set targets to be a more diverse and inclusive workforce reflective of our local communities. Globally, we are dedicated to increasing the representation of women in senior leadership, as well as in technical and operational roles. To achieve these goals, the Company has established a global Diversity & Inclusion board of directors, as well as supporting councils in each of our four regions. We will also continue assisting our Employee Resource Groups to help create a more inclusive environment where we seek to provide our employees with a sense of belonging and where different backgrounds and perspectives are embraced and valued.

We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteerism. The programs emphasize STEM education, recycling education, and local community development.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.3 billion of liquidity at March 31, 2024.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to increase to a range of approximately $1.8 to $2.1 billion for fiscal 2025, as spending for a number of announced strategic capital projects is now ramping up. This includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. According to CRU, demand for can stock will increase at a global (excluding China) compound annual growth rate of approximately 4% from calendar year 2023 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we saw reduced can sheet demand between the middle of fiscal 2023 through early fiscal 2024 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. Demand has largely recovered as we believe industry inventory levels have now largely normalized and some level of promotional activity is taking place.
Automotive. We believe aluminum is positioned for long-term growth through increased adoption of electric vehicles, which utilize higher amounts of aluminum. Based on management estimates, we believe that global automotive aluminum sheet demand is set to grow at a compound annual growth rate of 7% from calendar year 2023 to calendar year 2028. According to Ducker Carlisle, automotive aluminum sheet demand in North America is set to increase approximately 40% from calendar year 2022 to calendar year 2030, which is directionally in line with our market growth estimates for the region. We estimate that demand in Europe will grow at a slightly higher rate and that the fast-growing Asian automotive aluminum sheet market will increase at a steeper rate from a lower baseline of 2023. Easing supply chain challenges and pent-up consumer demand is supporting strong near-term demand for automotive aluminum sheet.
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
BUSINESS MODEL AND KEY CONCEPTS
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) an LMP; and (iii) a "conversion premium" to produce the rolled product that reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. LMP tends to vary based on the supply and demand for metal in a particular region and the associated transportation costs.
In North America, Europe, and South America, we pass through LME and LMP to our customers, which are recorded through net sales. In Asia, we purchase our metal inputs based on the LME, which we pass through to our customers, and incur an LMP. Many of our competitors in this region price their metal off the Shanghai Futures Exchange, which does not include an LMP. However, in all of the new contracts over the last several quarters, we have been able to fully pass through the LMP in an increasingly favorable demand environment.

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for fiscal 2024, fiscal 2023, and fiscal 2022 are as follows.

				Percent Change
	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024 versus Fiscal 2023	Fiscal 2023 versus Fiscal 2022
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,337	$3,503	$2,213	(33)%	58%
Average cash price during period	2,202	2,490	2,769	(12)	(10)
Closing cash price as of end of period	2,270	2,337	3,503	(3)	(33)
For fiscal 2024, fiscal 2023, and fiscal 2022, the weighted average local market premium is as follows.

				Percent Change
	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024 versus Fiscal 2023	Fiscal 2023 versus Fiscal 2022
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$304	$395	$494	(23)%	(20)%

Metal Price Lag and Related Hedging Activities
Increases or decreases in the price of aluminum based on the average LME base aluminum prices and LMPs directly impact net sales, cost of goods sold (exclusive of depreciation and amortization), and working capital. The timing of these impacts varies based on contractual arrangements with customers and metal suppliers in each region. These timing impacts are referred to as metal price lag. Metal price lag exists due to: (i) the period of time between the pricing of our purchase of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers and (ii) certain customer contracts containing fixed forward price commitments, which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs.
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however, the derivative markets for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge a small percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for fiscal 2024, fiscal 2023, and fiscal 2022.

	Exchange Rate as of March 31,			Average Exchange Rate
	2024	2023	2022	Fiscal 2024	Fiscal 2023	Fiscal 2022
Euro per U.S. dollar	0.926	0.920	0.889	0.922	0.960	0.862
Brazilian real per U.S. dollar	4.996	5.080	4.738	4.946	5.151	5.285
South Korean won per U.S. dollar	1,347	1,304	1,211	1,322	1,314	1,168
Canadian dollar per U.S. dollar	1.355	1.354	1.249	1.347	1.327	1.253
Swiss franc per euro	0.974	0.993	1.023	0.960	0.993	1.064
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
RESULTS OF OPERATIONS
For fiscal 2024, we reported net income attributable to our common shareholder of $600 million, a decrease of 9% compared to $658 million in fiscal 2023. Net income from continuing operations was $600 million for fiscal 2024, a decrease of 9% from $659 million in fiscal 2023, and Adjusted EBITDA was $1,873 million in fiscal 2024, an increase of 3% from $1,811 million in fiscal 2023. The decrease in net income is primarily due to lower beverage packaging and specialty shipments, less favorable metal benefit from recycling due to lower aluminum prices, higher employment costs, a prior year favorable inventory timing effect from capitalizing high operating costs last year, and higher income tax provision, partially offset by higher pricing, including some cost pass-through to customers, higher automotive shipments, some settling of inflationary cost pressures including energy costs, and favorable foreign exchange. The increase in Adjusted EBITDA is driven by the same factors described above, excluding the unfavorable impact from a higher income tax provision in the current year.
Net cash provided by operating activities - continuing operations was $1.3 billion for fiscal 2024 and $1.2 billion for fiscal 2023. Adjusted free cash flow was an outflow of $75 million for fiscal 2024. Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.

Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2022	September 30, 2022	December 31, 2022	March 31, 2023	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024
Net sales	$5,089	$4,799	$4,201	$4,397	$18,486	$4,091	$4,107	$3,935	$4,077	$16,210
Percentage change in net sales(1)	32%	17%	(3)%	(9)%	8%	(20)%	(14)%	(6)%	(7)%	(12)%
Rolled product shipments:
North America	386	386	380	363	1,515	370	390	362	391	1,513
Europe	272	268	242	248	1,030	250	256	230	246	982
Asia	185	208	141	187	721	176	175	176	183	710
South America	148	162	162	144	616	119	144	176	164	603
Eliminations	(29)	(40)	(17)	(6)	(92)	(36)	(32)	(34)	(33)	(135)
Total	962	984	908	936	3,790	879	933	910	951	3,673

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable prior period:
North America	8%	3%	6%	(3)%	3%	(4)%	1%	(5)%	8%	—%
Europe	(3)	3	(5)	(9)	(3)	(8)	(4)	(5)	(1)	(5)
Asia	(4)	6	(18)	(8)	(6)	(5)	(16)	25	(2)	(2)
South America	(6)	10	3	(8)	—	(20)	(11)	9	14	(2)
Total	(1)%	2%	(2)%	(5)%	(2)%	(9)%	(5)%	—%	2%	(3)%
______________________
(1)The percentage (decrease) or increase in net sales versus the comparable previous year period

Fiscal 2024 Compared to Fiscal 2023
Net sales were $16.2 billion for fiscal 2024, a decrease of 12% from $18.5 billion in fiscal 2023, primarily driven by lower average aluminum prices and a 4% decrease in total shipments compared to the prior year. The decrease in aluminum prices was driven primarily by a 12% decrease in average LME prices compared to the prior year. The main drivers for the decrease in shipments are discussed below under Segment Review.
Income from continuing operations before income tax provision was $818 million for fiscal 2024, an increase of 1% from $806 million in fiscal 2023. In addition to the factor noted above, the following items affected the change in income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $13.7 billion for fiscal 2024, a decrease of 14% from $16.0 billion in fiscal 2023, driven primarily by lower average LME aluminum prices and lower production due to reduced demand. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $2.2 billion over fiscal 2023.
Selling, General and Administrative Expenses
SG&A was $717 million for fiscal 2024 compared to $679 million for fiscal 2023. The increase is mainly due to higher employment expense resulting from higher employment and variable compensation costs, partially offset by cost control measures across our global operations, including a focus on professional services and travel costs.
Depreciation and Amortization
Depreciation and amortization was $554 million for fiscal 2024 compared to $540 million for fiscal 2023.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $298 million for fiscal 2024 compared to $274 million for fiscal 2023. The increase is primarily due to higher average interest rates on variable interest rate borrowings.
Loss on Extinguishment of Debt, Net
We recorded $5 million in loss on extinguishment of debt, net in fiscal 2024. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishment of debt in fiscal 2023.
See Note 12 – Debt for further information.
Restructuring and Impairment, Net
Restructuring and impairment, net was $42 million in fiscal 2024. This primarily relates to the Company's closure of the Clayton, New Jersey, plant in December 2023, which resulted in charges for restructuring activities of $25 million in the current period.
Restructuring and impairment, net was $33 million in fiscal 2023. This primarily relates to charges for reorganization activities of $21 million resulting from the closure of certain outdated equipment at our Richmond plant in North America.
See Note 3 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other (income) expenses, net was income of $22 million for fiscal 2024 compared to expense of $79 million for fiscal 2023. This change was primarily due to the Company incurring realized gains on the change in fair value of derivative instruments, net, of $80 million in the current period compared to losses of $83 million in the prior year period and unrealized losses on the change in fair value of derivative instruments, net, of $36 million in the current period compared to gains of $23 million in the prior year period.
Taxes
We recognized $218 million of income tax provision in fiscal 2024, which resulted in an effective tax rate of 27%. This rate was primarily driven by the results of operations taxed at foreign statutory rates that differ from the 25% Canadian rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; change in valuation allowances and the availability of tax credits. We recognized $147 million in fiscal 2023, which resulted in an effective tax rate of 19%. This rate was primarily driven by the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances, including a $39 million benefit from the release of certain valuation allowances; and the availability of tax credits. See Note 20 – Income Taxes for further information.
Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments, which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to Adjusted EBITDA, see Note 22 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments.

Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$6,717	$4,426	$2,610	$2,461	$(4)	$16,210
Shipments (in kt):
Rolled products - third party	1,513	967	623	570	—	3,673
Rolled products - intersegment	—	15	87	33	(135)	—
Total rolled products	1,513	982	710	603	(135)	3,673
Non-rolled products	15	99	32	105	—	251
Total shipments	1,528	1,081	742	708	(135)	3,924

Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$7,550	$5,059	$3,014	$2,893	$(30)	$18,486
Shipments (in kt):
Rolled products - third party	1,515	998	678	599	—	3,790
Rolled products - intersegment	—	32	43	17	(92)	—
Total rolled products	1,515	1,030	721	616	(92)	3,790
Non-rolled products	15	117	32	138	(21)	281
Total shipments	1,530	1,147	753	754	(113)	4,071
The following table reconciles changes in Adjusted EBITDA for fiscal 2023 to fiscal 2024 (in millions).

Changes in Adjusted EBITDA	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Adjusted EBITDA - Fiscal 2023	$673	$286	$339	$522	$(9)	$1,811
Volume	1	(58)	(4)	(11)	(70)	(142)
Conversion premium and product mix(2)	69	64	(60)	(32)	85	126
Conversion costs	(10)	4	27	1	(14)	8
Foreign exchange	7	28	21	(8)	(1)	47
Selling, general & administrative and research & development costs(3)	(25)	(15)	(1)	3	1	(37)
Other changes	34	12	12	(3)	5	60
Adjusted EBITDA - Fiscal 2024	$749	$321	$334	$472	$(3)	$1,873
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

North America
Net sales decreased $833 million, or 11%, driven primarily by lower average LME aluminum prices as shipments overall were in line with the prior year. Higher automotive and beverage packaging shipments on good demand for domestic production were partially offset by lower specialty shipments due to softer market demand. Adjusted EBITDA was $749 million, an increase of 11%, primarily driven by favorable product mix and higher product prices, favorable metal benefit, and lower freight expense, partially offset by higher operating costs including a favorable inventory timing effect from capitalizing high operating costs in the prior year, and higher employment costs.

Europe
Net sales decreased $633 million, or 13%, driven primarily by lower average LME aluminum prices and a 5% decrease in shipments. Lower beverage packaging and specialty shipments were partially offset by higher automotive shipments. Adjusted EBITDA was $321 million, an increase of 12%, primarily driven by higher product prices, including inflationary and energy cost passthrough to customer, and favorable foreign exchange rates, partially offset by lower volume of shipments and a $37 million customer contractual obligation benefit and a $10 million Duffel settlement benefit in the prior year which did not recur in the current year.
Asia
Net sales decreased $404 million, or 13%, driven primarily by lower average LME aluminum prices and a 2% decrease in shipments. Lower beverage packaging shipments were partially offset by higher specialty and automotive shipments. Adjusted EBITDA was $334 million, a decrease of 1%, primarily due to less favorable metal benefit, and higher utilities and employment costs, partially offset by favorable foreign exchange. Additionally, we incurred lower freight costs compared to the prior year, which in turn resulted in a lower freight cost pass through in price to customers.
South America
Net sales decreased $432 million, or 15%, driven primarily by lower average LME aluminum prices and a 2% decrease in shipments. Lower beverage packaging shipments were partially offset by higher specialty shipments. Adjusted EBITDA was $472 million, a decrease of 10%, primarily due to lower pricing, including lower freight cost pass through, less favorable metal benefit, and lower volume. These factors were partially offset by lower utilities and freight costs.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.3 billion of liquidity as of March 31, 2024. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Our capital expenditures expectation for fiscal 2025 is approximately $1.8 to $2.1 billion. This includes approximately $300 million for expected maintenance spend.
Available Liquidity
Our available liquidity as of March 31, 2024 and 2023 is as follows.

	March 31,
in millions	2024	2023
Cash and cash equivalents	$1,309	$1,498
Availability under committed credit facilities	1,008	1,101
Total available liquidity	$2,317	$2,599

The decrease in total available liquidity is primarily due to a decrease in our cash and cash equivalents and a decrease in the availability under committed credit facilities, which is primarily driven by increased borrowing on the ABL Revolver compared to the prior year. See Note 12 – Debt for more details on our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of March 31, 2024, we held $10 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2024, we held $678 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2024, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.

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
Debt
As of March 31, 2024, we had an aggregate principal amount of debt, excluding finance leases, of $5.7 billion, with $783 million due within 12 months. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2024, our total interest obligation on long-term debt totaled an estimated $1.1 billion, with $237 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to finance lease obligations, the amortization of debt issuance costs, and other costs related to indebtedness. See Note 12 – Debt to our accompanying consolidated financial statements for more information about our debt arrangements.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating lease arrangements and certain office space under finance lease arrangements. As of March 31, 2024, we had aggregate finance lease obligations of $25 million, with $9 million due within 12 months. This includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes, and maintenance associated with the property. As of March 31, 2024, we had aggregate operating lease obligations of $130 million, with $30 million due within 12 months. This includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. Excluded from these amounts are insurance, taxes, and maintenance associated with the properties and equipment as well as future minimum lease payments related to operating leases signed but not yet commenced. We do not have any operating leases with contingent rents. See Note 10 – Leases to our accompanying consolidated financial statements for further discussion of our operating and finance leases.
Postretirement Benefit Plans
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases, and health care cost trends. As of March 31, 2024, payments for pension plan benefits and other post-employment benefits estimated through 2034 were $1.2 billion, with $104 million due within 12 months. See Note 14 – Postretirement Benefit Plans to our accompanying consolidated financial statements for further discussion.
Purchase Obligations and Other
Purchase obligations include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2024. As of March 31, 2024, we had aggregate purchase obligations of $12.1 billion, with $5.1 billion due within 12 months.
Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts. Purchase obligations do not include contracts that can be cancelled without significant penalty.
The future cash flow commitments we may have related to derivative contracts are from the figures above as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $149 million of derivative liabilities recorded on our balance sheet as of March 31, 2024, are uncertain. In addition, stock compensation is excluded from the above figures as it is a fair value measurement determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the above figures also exclude $80 million of uncertain tax positions. See Note 20 – Income Taxes to our accompanying consolidated financial statements for more information.

There are no additional material off-balance sheet arrangements.
Cash Flow Summary

				Change
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024 versus Fiscal 2023	Fiscal 2023 versus Fiscal 2022
Net cash provided by operating activities	$1,315	$1,208	$1,143	$107	$65
Net cash used in investing activities	(1,388)	(775)	(473)	(613)	(302)
Net cash (used in) provided by financing activities	(98)	24	(615)	(122)	639

Operating Activities
The increase in net cash provided by operating activities primarily relates to higher net cash inflows from changes in working capital and higher Adjusted EBITDA.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table shows adjusted free cash flow for fiscal 2024, fiscal 2023, and fiscal 2022, and the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024 versus Fiscal 2023	Fiscal 2023 versus Fiscal 2022
Net cash provided by operating activities - continuing operations	$1,315	$1,220	$1,132	$95	$88
Net cash used in investing activities - continuing operations	(1,388)	(775)	(473)	(613)	(302)
Plus: Cash used in the acquisition of business and other investments	—	7	—	(7)	7
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes	(2)	(9)	(10)	7	1
Adjusted free cash flow from continuing operations	(75)	443	649	(518)	(206)
Net cash (used in) provided by operating activities - discontinued operations	—	(12)	11	12	(23)
Adjusted free cash flow	$(75)	$431	$660	(506)	(229)
Cash and cash equivalents	$1,309	$1,498	$1,070	$(189)	$428

Investing Activities
The change in net cash used in investing activities over the prior fiscal year primarily relates to higher capital expenditures of $1,358 million in fiscal 2024 compared to $786 million in fiscal 2023.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during fiscal 2024.

in millions	Fiscal 2024
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	200
Bank overdrafts	67
Proceeds from issuance of long-term and short-term borrowings	$749

The following represents principal payments of long-term and short-term borrowings during fiscal 2024.

in millions	Fiscal 2024
Short-term borrowings in Brazil	$(100)
Brazil Loan, due June 2023	(30)
Brazil Loan, due December 2023	(20)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due September 2026	(4)
Floating rate Term Loans, due March 2028	(5)
China Bank Loans, due August 2027	(8)
Bank overdraft repayments	(67)
Finance leases and other repayments	(18)
Principal payments of long-term and short-term borrowings	$(736)

The following represents inflows (outflows) from revolving credit facilities and other, net during fiscal 2024.

in millions	Fiscal 2024
ABL Revolver	$50
China credit facility	(57)
Korea credit facility	(1)
Revolving credit facilities and other, net	$(8)
In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.
In addition to the activities shown in the tables above during fiscal 2024, we paid $3 million in debt issuance costs, primarily related to the September 2023 amendment of the Term Loan Facility. We also paid a return of capital to our common shareholder in the amount of $100 million during fiscal 2024.
During fiscal 2023, we received proceeds of $50 million from the issuance of long-term and short-term borrowings, which related to the Brazil short-term loan entered into in March 2023.
In fiscal 2023, we made principal repayments of $314 million on the short-term Axis Loan, $50 million on short-term borrowings in Brazil, $8 million on the floating rate Term Loans, due January 2025, $5 million on the floating rate Term Loans, due March 2028, $6 million on China Bank Loans, and $7 million on finance leases and other repayments.
Additionally, in fiscal 2023, we paid $7 million in debt issuance costs, primarily related to the August 2022 amendment to our ABL Revolver. We also paid a return of capital to our common shareholder in the amount of $100 million.

Non-Guarantor Information
As of March 31, 2024, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances):

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for fiscal 2024)	19%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for fiscal 2024)	18
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2024)	15
Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA. In addition, for both fiscal 2024 and fiscal 2023, the Company's subsidiaries that are not guarantors had net sales of $3.6 billion, and, as of March 31, 2024, those subsidiaries had assets of $2.9 billion and debt and other liabilities of $1.5 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
In May 2021, Novelis announced a capital allocation framework that laid out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. Annual maintenance capital expenditures are between $300 million to $350 million. The priority at that time was to reduce long-term debt by $2.6 billion from its recent peak in the first quarter of fiscal 2021 after the Aleris acquisition and to target a net leverage ratio of approximately 2.5x. Having achieved both targets by the end of fiscal 2022, the priority subsequently shifted to organic growth capital expenditures. We believe the long-term trends for flat-rolled aluminum products remain strong, and we have identified approximately $6.4 billion of potential organic growth opportunities, of which specific capital projects of approximately $4.9 billion are already under construction, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments. We are pacing capital investments and prioritizing specific investments of approximately $4.9 billion that are already under construction. We intend to maintain a medium-term net leverage ratio in a range around 3x, and continue to guide approximately 8%-10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors.
We paid a return of capital to our common shareholder in the amount of $100 million during the fourth and second quarters of fiscal 2024 and fiscal 2023, respectively. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety standards. Our environment, health and safety system is aligned with ISO 14001, an international environmental management standard, and OHSAS 18001 or ISO 45001, international occupational health and safety management standards. As of March 31, 2024, 25 of our facilities were ISO 45001 certified. As of March 31, 2023, 24 of our facilities were OHSAS 18001 or ISO 451001 certified. As of March 31, 2024 and 2023, 29 and 28 of our facilities were ISO14001 certified, respectively. In addition as of March 31, 2024 and 2023, 30 of our facilities were certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $22 million during fiscal 2024, of which $19 million was expensed and $3 million was capitalized. We expect that these expenditures will be approximately $20 million in fiscal 2025, of which we estimate $16 million will be expensed and $4 million will be capitalized. Generally, expenses for environmental protection are recorded in cost of goods sold (exclusive of depreciation and amortization). However, significant remediation costs that are not associated with on-going operations are recorded in restructuring and impairment, net.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our results of operations, liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors we believe to be relevant at the time we prepare our consolidated financial statements. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1 – Business and Summary of Significant Accounting Policies to our accompanying consolidated financial statements. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management to make difficult, subjective, or complex judgments, and to make estimates about the effect of matters that are inherently uncertain. Although management believes that the estimates and judgments discussed herein are reasonable, actual results could differ, which could result in gains or losses that could be material. We have reviewed these critical accounting policies and related disclosures with the Audit Committee of our Board of Directors.
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

in millions	As of March 31, 2024
North America	$660
Europe	234
Asia	39
South America	141
Goodwill	$1,074
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
For our fiscal 2024 test, we elected to perform the one-step quantitative impairment test, where we compared the fair value of each reporting unit to its carrying amount, and if the quantitative test indicates that the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 10.45% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $89 million-$265 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific sales volume and conversion premium assumptions for each reporting unit based on history and economic conditions.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses. The market approach is not dependent on any significant management assumptions.

As a result of our annual goodwill impairment test for fiscal 2024, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of March 31, 2024 by 34% for North America, by 52% for Europe, by 161% for Asia, and by 284% for South America.

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
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the U.S., the U.K., and other eurozone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 4.4%, 4.5%, and 3.1% and other postretirement benefit obligation was 5.7%, 5.5% and 4.0% as of March 31, 2024, 2023, and 2022, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2024, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $101 million in the pension and other postretirement obligations and in a pre-tax decrease of $8 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2024, assuming inflation remains unchanged, would result in an increase of $111 million in the pension and other postretirement obligations and in a pre-tax increase of $6 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 6.1% for 2024, 4.8% for 2023, and 4.9% for 2022. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2024 would result in a pre-tax variation of approximately $8 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2024. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.

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
As of March 31, 2024, the Company concluded that valuation allowances totaling $696 million were still required against its deferred tax assets comprised of the following:
•$485 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, including $56 million related to loss carryforwards in U.S. states;
•$86 million relates to New York tax credit carryforwards;
•$29 million relates to tax credit carryforwards in Canada; and
•$96 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2024, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $614 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $514 million of these deferred tax assets. Realization of the remaining $100 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $428 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2024 consolidated balance sheet.
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

We use derivative instruments to preserve our conversion margins and manage the timing differences associated with metal price lag related to base aluminum price. We use over-the-counter derivatives indexed to the LME to reduce our exposure to fluctuating metal prices associated with the period of time between the pricing of our purchases of inventory and the pricing of the sale of that inventory to our customers. We also purchase forward LME aluminum contracts simultaneous with our sales contracts with customers that contain fixed metal prices. These LME aluminum forward contracts directly hedge the economic risk of future metal price fluctuations to better match the purchase price of metal with the sales price of metal.
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2024, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(196)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums	10	(7)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For fiscal 2024, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2024, given a 10% decline in spot prices for energy contracts.

$ in millions	Change in Price	Change in Fair Value
Natural Gas	(10)	$(2)
Diesel Fuel	(10)	(4)
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2024, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(16)
Euro	(10)	(23)
Korean won	(10)	(52)
Canadian dollar	(10)	(4)
British pound	(10)	(29)
Swiss franc	(10)	(46)
Chinese yuan	10	(8)
Interest Rate Risks
From time-to-time, we use interest rate swaps to manage our exposure to changes in benchmark interest rates which impact our variable-rate debt. As of March 31, 2024, a 10% decrease in SOFR interest rates would have had a $4 million negative impact on our annual pre-tax income.
The interest rate paid on our floating rate Term Loans, due September 2026 is SOFR (5.31%) plus a spread of 1.65%. As of March 31, 2024, the stated interest rate was 6.96%. As of March 31, 2024, a 100 basis point increase or decrease in SOFR interest rates would have had a $7 million impact on our annual pre-tax income.
The interest rate paid on our floating rate Term Loans, due March 2028 is SOFR (5.31%) plus a spread of 2.00%. As of March 31, 2024, the stated interest rate was 7.46%. As of March 31, 2024, a 100 basis point increase or decrease in SOFR interest rates would have had a $5 million impact on our annual pre-tax income.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control — Integrated Framework (2013)." Based on its assessment, management has concluded that, as of March 31, 2024, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 6, 2024

/s/ Devinder Ahuja
Devinder Ahuja
Executive Vice President and Chief Financial Officer
May 6, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries (the "Company") as of March 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended March 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
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
Goodwill Impairment Assessments - North America and Europe Reporting Units
As described in Notes 1 and 7 to the consolidated financial statements, the Company's consolidated goodwill balance was $1,074 million as of March 31, 2024, and the goodwill related to the North America and Europe reporting units was $660 million and $234 million, respectively. Management tests for impairment at least annually as of the last day of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. In performing the goodwill impairment test, management has the option to first assess qualitative factors to determine whether it is more likely than not the estimated fair value of a reporting unit is less than its carrying amount, or management may proceed directly to the quantitative test. As disclosed, management elected to perform a quantitative impairment test for the annual March 31, 2024 assessment, and compared the fair value of each reporting unit to its carrying amount. If the quantitative test indicates the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. Fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from the income and market approaches. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the North America and Europe reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to sales volumes, conversion premiums, and the discount rate used in the income approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's goodwill impairment assessments, including controls over the valuation of the North America and Europe reporting units. These procedures also included, among others (i) testing management's process for developing the fair value estimates of the North America and Europe reporting units using the income approach; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales volumes, conversion premiums, and the discount rate. Evaluating management's assumptions related to sales volumes and conversion premiums involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America and Europe reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
May 6, 2024
We have served as the Company's auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except earnings per share and number of shares	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$16,210	$18,486	$17,149
Cost of goods sold (exclusive of depreciation and amortization)	13,704	15,996	14,354
Selling, general and administrative expenses	717	679	631
Depreciation and amortization	554	540	550
Interest expense and amortization of debt issuance costs	298	274	227
Research and development expenses	98	95	92
Loss on extinguishment of debt, net	5	—	64
Restructuring and impairment, net	42	33	1
Equity in net income of non-consolidated affiliates	(4)	(16)	(8)
Other (income) expenses, net	(22)	79	(61)
	15,392	17,680	15,850
Income from continuing operations before income tax provision	818	806	1,299
Income tax provision	218	147	281
Net income from continuing operations	600	659	1,018
Loss from discontinued operations, net of tax	—	(2)	(63)
Net income	600	657	955
Net (loss) income attributable to noncontrolling interests	—	(1)	1
Net income attributable to our common shareholder	$600	$658	$954
Weighted average common shares outstanding - basic and diluted	1,100	1,100	1,100
Earnings per share - basic and diluted
From continuing operations attributable to our common shareholder	$545,455	$600,000	$924,545
From discontinued operations attributable to our common shareholder	—	$(1,818)	$(57,273)
Attributable to our common shareholder	$545,455	$598,182	$867,273
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income	$600	$657	$955
Other comprehensive income (loss):
Currency translation adjustment	(47)	(127)	(71)
Net change in fair value of effective portion of cash flow hedges	(79)	580	(402)
Net change in pension and other benefits	(54)	119	193
Other comprehensive (loss) income before income tax effect	(180)	572	(280)
Income tax (benefit) provision related to items of other comprehensive income	(36)	184	(48)
Other comprehensive (loss) income, net of tax	(144)	388	(232)
Comprehensive income	456	1,045	723
Comprehensive (loss) income attributable to noncontrolling interest, net of tax	(1)	5	23
Comprehensive income attributable to our common shareholder	$457	$1,040	$700
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,309	$1,498
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 and $5 as of March 31, 2024, and March 31, 2023, respectively)	1,760	1,751
— related parties	161	156
Inventories	2,515	2,729
Prepaid expenses and other current assets	152	178
Fair value of derivative instruments	45	145
Assets held for sale	1	3
Total current assets	5,943	6,460
Property, plant and equipment, net	5,741	4,900
Goodwill	1,074	1,076
Intangible assets, net	545	589
Investment in and advances to non–consolidated affiliates	905	877
Deferred income tax assets	143	166
Other long–term assets
— third parties	274	293
— related parties	3	3
Total assets	$14,628	$14,364

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long–term debt	$33	$88
Short–term borrowings	759	671
Accounts payable
— third parties	2,992	3,100
— related parties	280	277
Fair value of derivative instruments	144	130
Accrued expenses and other current liabilities	627	633
Total current liabilities	4,835	4,899
Long–term debt, net of current portion	4,866	4,881
Deferred income tax liabilities	253	288
Accrued postretirement benefits	559	554
Other long–term liabilities	305	288
Total liabilities	10,818	10,910
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 1,100 shares issued and outstanding as of March 31, 2024 and March 31, 2023	—	—
Additional paid–in capital	1,108	1,208
Retained earnings	3,072	2,472
Accumulated other comprehensive loss	(381)	(238)
Total equity of our common shareholder	3,799	3,442
Noncontrolling interests	11	12
Total equity	3,810	3,454
Total liabilities and equity	$14,628	$14,364
_________________________
See accompanying notes to the consolidated financial statements. Refer to Note 8 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
OPERATING ACTIVITIES
Net income	$600	$657	$955
Net loss from discontinued operations	—	(2)	(63)
Net income from continuing operations	$600	$659	$1,018
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	$554	$540	$550
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	40	(28)	79
Gain on sale of business	—	—	(15)
Loss on sale or disposal of assets, net	6	1	8
Non-cash restructuring and impairment charges	28	23	—
Loss on extinguishment of debt, net	5	—	64
Deferred income taxes	20	(45)	27
Equity in net income of non-consolidated affiliates	(4)	(16)	(8)
Loss (gain) on foreign exchange remeasurement of debt	2	(4)	(10)
Amortization of debt issuance costs and carrying value adjustments	12	16	18
Other, net	3	(2)	4
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(25)	783	(1,030)
Inventories	185	235	(1,184)
Accounts payable	(119)	(759)	1,540
Other assets	42	3	(6)
Other liabilities	(34)	(186)	77
Net cash provided by operating activities - continuing operations	1,315	1,220	1,132
Net cash (used in) provided by operating activities - discontinued operations	—	(12)	11
Net cash provided by operating activities	$1,315	$1,208	$1,143

INVESTING ACTIVITIES
Capital expenditures	$(1,358)	$(786)	$(446)
Acquisition of business and other investments	—	(7)	—
Proceeds from sales of assets, third party	—	6	1
Proceeds from the sale of a business	2	3	9
Outflows from investment in and advances to non-consolidated affiliates, net	(36)	(17)	—
(Outflows) proceeds from settlement of derivative instruments, net	(10)	7	(53)
Other	14	19	16
Net cash used in investing activities	$(1,388)	$(775)	$(473)

FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$749	$50	$1,985
Principal payments of long-term and short-term borrowings	(736)	(390)	(2,406)
Revolving credit facilities and other, net	(8)	471	(69)
Debt issuance costs	(3)	(7)	(25)
Return of capital to our common shareholder	(100)	(100)	(100)
Net cash (used in) provided by financing activities	$(98)	$24	$(615)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(171)	$457	$55
Effect of exchange rate changes on cash	(18)	(30)	2
Cash, cash equivalents and restricted cash — beginning of period	1,511	1,084	1,027
Cash, cash equivalents and restricted cash — end of period	$1,322	$1,511	$1,084

Cash and cash equivalents	$1,309	$1,498	$1,070
Restricted cash (included in other long–term assets)	13	13	14
Cash, cash equivalents and restricted cash — end of period	$1,322	$1,511	$1,084

Supplemental Disclosures:
Interest paid	$279	$258	$210
Income taxes paid	173	184	251
Accrued capital expenditures as of March 31	211	171	84
________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of March 31, 2021	1,100	$—	$1,408	$860	$(366)	$(16)	$1,886
Net income attributable to our common shareholder	—	—	—	954	—	—	954
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	(71)	—	(71)
Change in fair value of effective portion of hedges, net of tax benefit of $100, included in other comprehensive (loss) income	—	—	—	—	(302)	—	(302)
Change in pension and other benefits, net of tax provision of $52, included in other comprehensive (loss) income	—	—	—	—	119	22	141
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2022	1,100	—	1,308	1,814	(620)	7	2,509
Net income attributable to our common shareholder	—	—	—	658	—	—	658
Net income attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	(127)	—	(127)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $150, included in other comprehensive (loss) income	—	—	—	—	430	—	430
Change in pension and other benefits, net of tax provision of $34, included in other comprehensive (loss) income	—	—	—	—	79	6	85
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2023	1,100	—	1,208	2,472	(238)	12	3,454
Net income attributable to our common shareholder	—	—	—	600	—	—	600
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	(47)	—	(47)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $22, included in other comprehensive (loss) income	—	—	—	—	(57)	—	(57)
Change in pension and other benefits, net of tax benefit of $14 , included in other comprehensive (loss) income	—	—	—	—	(39)	(1)	(40)
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2024	1,100	$—	$1,108	$3,072	$(381)	$11	$3,810
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
In this Form 10-K, references herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. Effective September 1, 2022, Novelis Inc. and AV Metals, Inc. (which, prior to such date, was our sole shareholder and a wholly owned subsidiary of AV Minerals (Netherlands) N.V.) completed a plan of arrangement, pursuant to which AV Metals, Inc. merged with and into Novelis Inc., with Novelis Inc. surviving the merger. As of the effectiveness of the plan of arrangement, all of the outstanding shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco. Prior to the effectiveness of the plan of arrangement, AV Metals, Inc. was a holding company, with its assets being comprised solely of its investment in Novelis, and without any operations. The number of common shares outstanding as of March 31, 2021, the earliest period presented in this Form 10-K, has been revised to 1,100 shares from 1,000 shares to correct an error in the number of shares previously disclosed in the Form 10-K for the year ended March 31, 2023. Unless otherwise specified, the period referenced is the current fiscal year.
All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
Organization and Description of Business
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2024, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 32 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap.
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
Risks & Uncertainties resulting from Inflation and Geopolitical Instability
Fiscal 2024 was marked by global economic uncertainty, capital markets disruption, and supply chain interruptions, which have been impacted by inflationary cost pressures and geopolitical instability due to the military conflict between Russia and Ukraine, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip and the surrounding region. We have continued to experience increased inflationary cost pressures in fiscal 2024 resulting from global supply chain disruptions impacting the availability and price of materials and services including energy, freight, coatings, and alloys, such as magnesium. Geopolitical instability exacerbated inflationary cost pressures, which are expected to continue for the foreseeable future. We have not experienced significant direct impacts from the Russia-Ukraine conflict, as we do not have operations nor significant sales in either Russia or Ukraine. However, we have experienced indirect impacts, as the conflict has driven up energy prices globally, beginning in the fourth quarter of fiscal 2022, and we expect these costs will remain elevated until energy prices stabilize. To date, our operations have not been materially impacted by labor shortages, and we remain able to procure the necessary raw materials, parts, and equipment due to our diverse, global supplier network.
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
Other risks and uncertainties
In addition, refer to Note 16 – Financial Instruments and Commodity Contracts, Note 18 – Fair Value Measurements, and Note 21 – Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.
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
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, which is generally within one year. Additionally, certain of our contracts may contain incentive payments to our customers that are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During fiscal 2024 and 2022, amounts recognized in net sales associated with these customer contractual obligations were not material. During fiscal 2023, we recognized $37 million in net sales associated with customer contractual obligations.
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
Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment expenses, net on our consolidated statements of operations, include employee severance and benefit costs, impairments of certain assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions were approved by management and are periodically reviewed and updated for changes in estimates. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") and ASC 712, Compensation — Nonretirement Postemployment Benefits ("ASC 712"). Severance and benefit costs related to restructuring activities are accounted for under ASC 420 and/or ASC 712 and are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 3 – Restructuring and Impairment for further discussion.
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
Restricted Cash
Restricted cash primarily relates to cash deposits for employee benefits and is disclosed on the consolidated statement of cash flows. Restricted cash is included in other long–term assets on the consolidated balance sheets.
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
Additions to the allowance for credit losses are made by means of the provision for credit losses. We write-off uncollectible accounts receivable against the allowance for credit losses after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for credit losses. See Note 4 – Accounts Receivable for further information.
Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced by obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 5 – Inventories for further discussion.
Derivative Instruments
We hold derivatives for risk management purposes rather than for trading. We use derivatives to mitigate uncertainty and volatility caused by underlying exposures to metal prices, foreign exchange rates, interest rates and energy prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
No goodwill impairment was identified for fiscal 2024, fiscal 2023, or fiscal 2022. See Note 7 – Goodwill and Intangible Assets for further discussion.
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to sales volumes, conversion premiums, and discount rate, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for fiscal 2024, fiscal 2023, and fiscal 2022, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit's goodwill.
When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 7 – Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Additionally, we reevaluate the useful lives of long-lived assets (excluding goodwill), at plants impacted by restructuring activities, which may results in accelerated depreciation. Impairments or accelerated depreciation of long-lived assets and intangible assets are included in restructuring and impairment, net in the consolidated statement of operations. See Note 3 – Restructuring and Impairment for further discussions.

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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits ("ASC 715"). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive loss in shareholder's equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For fiscal 2024 and fiscal 2023, we used March 31 as the measurement date.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
On March 31, 2024, and March 31, 2023, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the consolidated balance sheets were $612 million and $801 million, respectively.
Earnings per Share
Basic and diluted earnings per share attributable to our common shareholder is computed using the weighted average number of shares issued and outstanding during the period. In the periods presented, the Company has no stock options, warrants, or other dilutive instruments issued and, thus, there is no impact on diluted earnings per share attributable to our common shareholder.

in million, except earnings per share and number of shares	Fiscal 2024	Fiscal 2023	Fiscal 2022
Numerator:
Net income from continuing operations	$600	$659	$1,018
Less: Net (loss) income attributable to noncontrolling interests	—	(1)	1
Net income from continuing operations attributable to our common shareholder	$600	$660	$1,017
Plus: Net loss from discontinued operations attributable to our common shareholder	—	(2)	(63)
Net income attributable to our common shareholder	$600	$658	$954
Denominator:
Weighted average common shares outstanding - basic and diluted(1)	1,100	1,100	1,100
Earnings per share - basic and diluted
From continuing operations attributable to our common shareholder	$545,455	$600,000	$924,545
From discontinued operations attributable to our common shareholder	—	$(1,818)	$(57,273)
Attributable to our common shareholder	$545,455	$598,182	$867,273
_______________________
(1)The computation of weighted average common shares outstanding - basic and diluted reflects a revision of the number of shares outstanding to 1,100 for fiscal years 2023 and 2022 to correct an error in the number of shares from 1,000 previously disclosed as described in the introduction of Note 1 - Business and Summary of Significant Accounting Policies.

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
We did not adopt any other new accounting pronouncements during fiscal 2024, fiscal 2023, or fiscal 2022 that had a material impact on our consolidated financial condition, results of operations, or cash flows.

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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. DISCONTINUED OPERATIONS
In connection with the acquisition of Aleris, which closed in April 2020, we were obligated to divest Aleris' European and North American automotive assets, including the Duffel plant, as a result of the antitrust review processes in the European Union, the U.S., and China required for approval of the acquisition.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. As of March 31, 2024, $15 million of restructuring liability is included in accrued expenses and other current liabilities, while the remainder is within other long–term liabilities in our accompanying consolidated balance sheet.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2021	$3	$19	$—	$9	$3	$34
Restructuring and impairment expenses, net(1)	2	(5)	2	2	—	1
Cash payments	(3)	(11)	(1)	(3)	(3)	(21)
Other(2)	—	—	—	(1)	—	(1)
Restructuring liability balance as of March 31, 2022	$2	$3	$1	$7	$—	$13
Restructuring and impairment expenses, net(3)	28	—	(1)	1	5	33
Cash payments	(1)	(2)	—	(1)	—	(4)
Other(2)	(19)	—	—	—	(5)	(24)
Restructuring liability balance as of March 31, 2023	$10	$1	$—	$7	$—	$18
Restructuring and impairment expenses, net(4)	35	2	—	5	—	42
Cash payments	(4)	(1)	—	(4)	—	(9)
Other(2)	(25)	—	—	(2)	—	(27)
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
_________________________
(1)Restructuring and impairment expenses, net for fiscal 2022 primarily relates to reorganization activities resulting from the Aleris acquisition, mostly offset by a partial release of certain restructuring liabilities as a result of changes in estimated costs.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. In fiscal 2024 and fiscal 2023 impairment charges, accelerated depreciation, and other non-cash expenses included in restructuring and expenses, net were $28 million and $23 million, respectively. There were no impairment charges and other non-cash expenses included in restructuring and expenses, net in fiscal 2022.
(3)Restructuring and impairment expenses, net for fiscal 2023 primarily relate to the shutdown of casting and hot rolling assets at our Richmond plant in North America.
(4)Restructuring and impairment expenses, net for fiscal 2024 primarily relate to the shutdown of our Clayton plant in North America.

In March 2024, the Company approved the plan to close the cold rolling and finishing plant in Buckhannon, West Virginia. The Company expects to cease substantially all operations at this plant in fiscal 2025 and estimates total pre-tax charges associated with this action to consist primarily of charges for accelerated depreciation and employee-related restructuring expenses. In the fourth quarter of fiscal 2024, the Company recorded approximately $4 million in charges for restructuring activities related to the plant closure, with the remaining restructuring in the range of $20 million to $25 million to be recorded in fiscal 2025.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. ACCOUNTS RECEIVABLE
Accounts receivable, net consists of the following.

	March 31,
in millions	2024	2023
Trade accounts receivable	$1,671	$1,650
Other accounts receivable	96	106
Accounts receivable — third parties	1,767	1,756
Allowance for credit losses — third parties	(7)	(5)
Accounts receivable, net — third parties	$1,760	$1,751

Accounts receivable, net — related parties	$161	$156
Allowance for Credit Losses
As of March 31, 2024 and 2023, our allowance for credit losses represented approximately 0.4% and 0.3% of gross accounts receivable — third parties, respectively.
Activity in the allowance for credit losses is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/(Written-Off)	Balance at End of Period
Fiscal 2024	$5	$2	$—	$7
Fiscal 2023	6	—	(1)	5
Fiscal 2022	5	1	—	6
Factoring of Trade Receivables
We factor trade receivables based on local cash needs and in an attempt to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Factoring expense(1)	$96	$98	$59
_________________________
(1)Factoring expense is included within selling, general and administrative expenses in our accompanying statements of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. INVENTORIES
Inventories consists of the following.

	March 31,
in millions	2024	2023
Finished goods	$616	$643
Work in process	1,158	1,303
Raw materials	451	505
Supplies	290	278
Inventories	$2,515	$2,729

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following.

	March 31,
in millions	2024	2023
Land and property rights	$221	$204
Buildings	2,013	1,957
Machinery and equipment(1)	6,284	5,990
Gross property, plant and equipment (excluding construction in progress)	8,518	8,151
Accumulated depreciation and amortization	(4,412)	(4,014)
Property, plant and equipment, net (excluding construction in progress)	4,106	4,137
Construction in progress	1,635	763
Property, plant and equipment, net(2)	$5,741	$4,900
_________________________
(1)In addition to equipment under finance leases, machinery and equipment also includes furniture, fixtures, and equipment.
(2)Included in property, plant and equipment, net are $25 million and $31 million of finance leases as of March 31, 2024 and 2023, respectively. This balance of finance leases represents gross finance leases of $46 million, net of accumulated amortization of $21 million, and $49 million, net of accumulated amortization of $18 million, as of March 31, 2024 and 2023, respectively. Of the $46 million and $49 million of gross finance leases as of March 31, 2024 and 2023, $45 million and $48 million were included in machinery and equipment, respectively. The remainder is included in buildings.
During fiscal 2024, fiscal 2023, and fiscal 2022, we capitalized $26 million, $7 million, and $18 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to property, plant and equipment, net is shown in the table below.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Depreciation expense related to property, plant and equipment, net included in depreciation and amortization	$481	$466	$457
 Asset impairments
Impairment charges are recorded in restructuring and impairment, net on our consolidated statements of operations. See Note 3 – Restructuring and Impairment for additional information.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment, which is then depreciated over its useful life. As of March 31, 2024, our asset retirement obligations relate to sites, primarily in North America and Europe, that have government imposed or other legal remediation obligations. The following is a summary of our asset retirement obligation activity. The current portion of our asset retirement obligations is included in accrued expenses and other current liabilities in our consolidated balance sheets, while the long-term portion is included in other long–term liabilities. As of March 31, 2024, $21 million was included in other long–term liabilities.

in millions	Asset Retirement Obligation at Beginning of Period	Obligations Incurred	Acquisition	Foreign Exchange & Other Adjustments	Settlements	Asset Retirement Obligation at End of Period
Fiscal 2024	$21	$—	$—	$—	$—	$21
Fiscal 2023	21	—	—	—	—	21
Fiscal 2022	25	—	—	—	(4)	21

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in the carrying value of goodwill for fiscal 2024 and fiscal 2023 follows.

in millions	North America	Europe	Asia	South America	Total
Carrying value of goodwill at March 31, 2022(1)	$660	$235	$45	$141	$1,081
Foreign currency translation adjustment	—	(1)	(4)	—	(5)
Carrying value of goodwill at March 31, 2023(1)	660	234	41	141	1,076
Foreign currency translation adjustment	—	—	(2)	—	(2)
Carrying value of goodwill at March 31, 2024(1)	$660	$234	$39	$141	$1,074
_________________________
(1)Carrying value of goodwill at March 31, 2024, 2023, and 2022 is net of accumulated impairment of $860 million for North America, $330 million for Europe, and $150 million for South America.

The components of intangible assets, net are as follows.

	March 31, 2024			March 31, 2023
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$152	$(129)	$23	$152	$(122)	$30
Technology and software	563	(450)	113	537	(425)	112
Customer-related intangible assets	851	(444)	407	852	(405)	447
Other intangibles	4	(2)	2	2	(2)	—
	$1,570	$(1,025)	$545	$1,543	$(954)	$589

Amortization expense related to intangible assets, net is as follows.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Amortization expense related to intangible assets included in depreciation and amortization	$73	$74	$93

Estimated total amortization expense related to intangible assets, net for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, or other events.

Fiscal Year Ending March 31,	Amount
2025	$86
2026	82
2027	68
2028	57
2029	55

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. CONSOLIDATION
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

	March 31,
in millions	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4	$6
Accounts receivable, net	10	6
Inventories	142	149
Prepaid expenses and other current assets	8	7
Total current assets	164	168
Property, plant and equipment, net	104	63
Goodwill	12	12
Deferred income tax assets	36	37
Other long–term assets	4	6
Total assets	$320	$286
LIABILITIES
Current liabilities:
Accounts payable	$135	$90
Accrued expenses and other current liabilities	34	28
Total current liabilities	169	118
Accrued postretirement benefits	121	130
Other long–term liabilities	2	6
Total liabilities	$292	$254

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2024, Novelis and Kobe both hold 50% interests in UAL. During fiscal 2024 and fiscal 2023, we made additional contributions to UAL in the amount of $30 million and $23 million, respectively.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium SE. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the assets, liabilities, and equity of our equity method non-consolidated affiliates in the aggregate as of March 31, 2024 and 2023.

	March 31,
in millions	2024	2023
ASSETS
Current assets	$561	$555
Non-current assets	825	798
Total assets	$1,386	$1,353
LIABILITIES
Current liabilities	$292	$299
Non-current liabilities	258	316
Total liabilities	$550	$615
EQUITY
Total equity	$836	$738
Total liabilities and equity	$1,386	$1,353
As of March 31, 2024, the investment in Alunorf exceeded our proportionate share of the net assets by $389 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2024, the investment in UAL exceeded our proportionate share of the net assets by $47 million. The difference primarily relates to goodwill.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations of our equity method non-consolidated affiliates in the aggregate for fiscal 2024, fiscal 2023, and fiscal 2022 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net sales	$1,519	$1,721	$1,755
Costs and expenses related to net sales	1,492	1,652	1,691
Income tax provision	4	21	18
Net income	$23	$48	$46

Purchase of tolling services from Alunorf	$297	$332	$312
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

	March 31,
in millions	2024	2023
Accounts receivable, net — related parties	$161	$156
Other long–term assets — related parties	3	3
Accounts payable — related parties	280	277
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During fiscal 2024, we recorded net sales of $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. During fiscal 2023 and fiscal 2022, we recorded net sales of less than $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. As of March 31, 2024 and 2023, there were $2 million of accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco. During fiscal 2023, Novelis purchased less than $1 million in raw materials from Hindalco. No such purchases were made during fiscal 2024.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $100 million during the fourth quarter of fiscal 2024. We paid a return of capital to our common shareholder in the amount of $100 million during each of the second quarters of fiscal 2023 and 2022.

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
The table below presents the classification of leasing assets and liabilities within our consolidated balance sheets.

		March 31,
in millions	Consolidated Balance Sheet Classification	2024	2023
ASSETS
Operating lease right-of-use assets	Other long–term assets	$124	$127
Finance lease assets(1)	Property, plant and equipment, net	25	31
Total lease assets		$149	$158

LIABILITIES
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$23	$24
Finance lease liabilities	Current portion of long–term debt	9	16
Long-term:
Operating lease liabilities	Other long–term liabilities	81	82
Finance lease liabilities	Long–term debt, net of current portion	14	14
Total lease liabilities		$127	$136
_________________________
(1)Finance lease assets are recorded net of accumulated depreciation of $21 million and $18 million as of March 31, 2024 and March 31, 2023, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported within the consolidated statements of operations. Amortization of right-of-use assets and interest on liabilities related to finance leases were $9 million, $7 million and $7 million during fiscal 2024, 2023 and 2022, respectively.

in millions	Income Statement Classification	Fiscal 2024	Fiscal 2023	Fiscal 2022
Operating lease costs(1)	Selling, general and administrative expenses	$59	$61	$57
_________________________
(1)Operating lease costs include short-term leases and variable lease costs.
Future minimum lease payments as of March 31, 2024, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2025	$30	$9
2026	19	6
2027	13	5
2028	10	3
2029	7	1
Thereafter	51	1
Total minimum lease payments	130	25
Less: interest	26	2
Present value of lease liabilities	$104	$23
_________________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial as of March 31, 2024.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial, and we do not have leases signed but not yet commenced as of March 31, 2024.
The following table presents the weighted-average remaining lease term and discount rates.

	March 31,
	2024	2023
Weighted-average remaining lease term
Operating leases	8.6 years	9.2 years
Finance leases	3.4 years	2.0 years
Weighted-average discount rate
Operating leases	4.71%	4.35%
Finance leases	4.32%	2.48%
The following table presents supplemental information on our leases for fiscal 2024, fiscal 2023, and fiscal 2022.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$65	$72	$59
Financing cash flows from finance leases	8	8	5
Leased assets obtained in exchange for new finance lease liabilities	11	6	16
Leased assets obtained in exchange for new operating lease liabilities	11	28	16

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following.

	March 31,
in millions	2024	2023
Accrued compensation and benefits	$254	$231
Accrued interest payable	42	39
Accrued income taxes	80	66
Other current liabilities	251	297
Accrued expenses and other current liabilities	$627	$633

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. DEBT
Debt consists of the following.

		March 31, 2024			March 31, 2023
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	5.78%	$759	$—	$759	$671	$—	$671
Floating rate Term Loans, due January 2025		—	—	—	752	(7)	745
Floating rate Term Loans, due September 2026	6.96%	746	(4)	742	—	—	—
Floating rate Term Loans, due March 2028	7.46%	485	(5)	480	490	(6)	484
3.250% Senior Notes, due November 2026	3.250%	750	(6)	744	750	(8)	742
3.375% Senior Notes, due April 2029	3.375%	540	(7)	533	543	(8)	535
4.750% Senior Notes, due January 2030	4.750%	1,600	(18)	1,582	1,600	(22)	1,578
3.875% Senior Notes, due August 2031	3.875%	750	(8)	742	750	(9)	741
3.90% China Bank Loans, due August 2027	3.90%	53	—	53	64	—	64
1.80% Brazil Loan, due June 2023		—	—	—	30	—	30
1.80% Brazil Loan, due December 2023		—	—	—	20	—	20
Finance lease obligations and other debt, due through December 2031(3)	4.32%	23	—	23	30	—	30
Total debt		$5,706	$(48)	$5,658	$5,700	$(60)	$5,640
Less: Short-term borrowings		(759)	—	(759)	(671)	—	(671)
Current portion of long-term debt		(33)	—	(33)	(88)	—	(88)
Long-term debt, net of current portion		$4,914	$(48)	$4,866	$4,941	$(60)	$4,881
_________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2024, and therefore exclude the effects of accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)See Note 10 – Leases for more information.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2024 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2024	Amount
Short-term borrowings and current portion of long-term debt due within one year	$792
2 years	32
3 years	1,509
4 years	482
5 years	1
Thereafter	2,890
Total debt	$5,706
Short-Term Borrowings
As of March 31, 2024, our short-term borrowings totaled $759 million, which consisted of $512 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, and $47 million in short-term China loans (CNY 336 million).
The weighted average interest rate on the short-term borrowings was 5.78% and 6.67% as of March 31, 2024 and March 31, 2023, respectively.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
As of March 31, 2024, the senior secured credit facilities consisted of (i) a secured term loan credit facility ("Term Loan Facility") and (ii) a $2.0 billion asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits, and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to incur additional indebtedness; sell certain assets; enter into sale and leaseback transactions; make investments, loans, and advances; pay dividends or returns of capital and distributions beyond certain amounts; engage in mergers, amalgamations, or consolidations; engage in certain transactions with affiliates; and prepay certain indebtedness. The Term Loan Facility also contains a financial maintenance covenant that prohibits Novelis' senior secured net leverage ratio as of the last day of each fiscal quarter period as measured on a rolling four quarter basis from exceeding 3.50 to 1.00, subject to customary equity cure rights. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). The senior secured credit facilities are guaranteed by the Company's direct parent, AV Minerals (Netherlands) N.V., and certain of the Company's direct and indirect subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors.
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
On March 31, 2023, Novelis amended the Term Loan Facility, primarily to modify the reference rate used to determine interest from LIBOR to SOFR. Term loans under the Term Loan Facility, beginning with the interest period commencing June 30, 2023, accrued interest at SOFR plus a 0.15% credit spread adjustment ("Adjusted SOFR") plus a spread of 1.75% in the case of the 2020 Term Loans, as defined below, or a spread of 2.00% in the case of the 2021 Term Loans, as defined below. During fiscal 2021, the Company adopted the practical expedient for Reference Rate Reform related to its debt arrangements and as such, this amendment is treated as a continuation of the existing debt agreement and no gain or loss on the modification was recorded. The Company did not record any gains or losses on the conversion of the reference rate for the borrowings under the Term Loan Facility from LIBOR to SOFR.
In April 2024, the Company amended the Term Loan facility. The amendment makes certain changes that provide the Company with additional flexibility to operate its business.
As of March 31, 2024, we were in compliance with the covenants for our Term Loan Facility.
2023 Term Loans
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
2020 Term Loans
In April 2020, we borrowed $775 million of term loans due January 2025 (the "2020 Term Loans") under our Term Loan Facility. The proceeds of the 2020 Term Loans were used to pay a portion of the consideration payable in the acquisition of Aleris (including the repayment of Aleris' outstanding indebtedness) as well as fees and expenses related to the acquisition of the 2020 Term Loans. We incurred debt issuance costs of $15 million for the 2020 Term Loans, which were amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2020 Term Loans were set to mature on January 21, 2025 and were subject to 0.25% quarterly amortization payments. From April 2020 to immediately prior to the interest period commencing June 30, 2023, the 2020 Term Loans accrued interest at LIBOR plus 1.75%. Beginning with the interest period commencing June 30, 2023, the 2020 Term Loans accrued interest at Adjusted SOFR plus 1.75%.
During fiscal 2024, we made $482 million in principal payments beyond our scheduled quarterly amortization payments on our 2020 Term Loans, using the proceeds of our 2023 Term Loans, as defined above.
As of March 31, 2024, the 2020 Term Loans have been fully repaid.
ABL Revolver
As of March 31, 2024, the commitments under our senior secured ABL Revolver are $2.0 billion.
In April 2022, Novelis amended the ABL Revolver facility to increase the limit on committed letters of credit under the facility to $275 million. There were no material costs incurred or accounting impacts as a result of this amendment.
In August 2022, Novelis amended the ABL Revolver facility to, among other things, increase the commitment under the ABL Revolver by $500 million to $2.0 billion and extend the maturity of the ABL Revolver until August 18, 2027. The amendment provides that new borrowings under the ABL Revolver facility made subsequent to the date of the amendment will incur interest at Term SOFR, EURIBOR, SONIA or SARON, as applicable based on the currency of the loan, plus a spread of 1.10% to 1.60% based on excess availability. The ABL Revolver facility also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greatest of one month Term SOFR plus 1.00%, a prime rate or an adjusted federal funds rate) plus a prime spread of 0.10% to 0.60% based on excess availability. As a result of this debt modification, the Company incurred $7 million of financing fees in fiscal 2023, which will be amortized over the term of the loan.
In April 2024, the Company amended the ABL Revolver facility. The amendment makes certain changes that provide the Company with additional flexibility to operate its business, including with relation to fees on obligations denominated in foreign currencies.
The ABL Revolver has a provision that allows the existing commitments under the ABL Revolver to be increased by an additional $750 million. The lenders under the ABL Revolver have not committed to provide any such additional commitments. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1.0 if an event of default has occurred and is continuing and/or excess availability is less than the greater of (1) $150 million and (2) 10% of the lesser of the total ABL Revolver commitment and the borrowing base. The ABL Revolver matures on August 18, 2027, provided that in the event that the Term Loan Facility or certain other indebtedness is outstanding 60 days prior to its maturity (and not refinanced with a maturity date later than February 15, 2028), then the ABL Revolver will mature 60 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (1) 17.5% of the lesser of the total ABL Revolver commitment and the borrowing base or (2) 12.5% of the lesser of the total ABL Revolver commitment and the borrowing base, while also maintaining the minimum fixed charge ratio test of at least 1.25 to 1.0.
As of March 31, 2024, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2024, we had $512 million in borrowings under our ABL Revolver. We utilized $55 million of our ABL Revolver for letters of credit. We had availability of $854 million on the ABL Revolver, including $220 million of remaining availability which can be utilized for letters of credit.

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
As of March 31, 2024, we were in compliance with the covenants for our Senior Notes.
5.875% Senior Notes due September 2026
In September 2016, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.5 billion in aggregate principal amount of 5.875% Senior Notes due September 2026.
The proceeds from the August 2021 issuance of the 2026 Senior Notes and the 2031 Senior Notes, as defined below, were used to fully fund the redemption of the 5.875% Senior Notes due September 2026. As a result, the 5.875% Senior Notes due September 2026 were no longer outstanding as of March 31, 2024.
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
2029 Senior Notes
In March 2021, Novelis Sheet Ingot GmbH, an indirect wholly owned subsidiary of Novelis Inc., organized under the laws of Germany, issued €500 million in aggregate principal amount of 3.375% Senior Notes due April 2029 (the "2029 Senior Notes"). The 2029 Senior Notes are subject to semi-annual interest payments and mature on April 15, 2029. The proceeds were used to pay down a portion of the 2017 Term Loans, plus accrued and unpaid interest. In addition, we intend to allocate an amount equal to the net proceeds received from this issuance to finance and/or refinance new and/or existing eligible green projects, which are currently contemplated to consist of renewable energy or pollution prevention and control type projects. We incurred debt issuance costs of $13 million for the 2029 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
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
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of March 31, 2024, we had $53 million (CNY 380 million) of borrowings on our China bank loans.
Brazil Loans
In December 2021, we borrowed $30 million and $20 million of bank loans in Brazil due June 16, 2023 and December 15, 2023, respectively. These bank loans were subject to 1.80% interest due in full at the respective maturity date.
During the second and third quarters of fiscal 2024, we repaid the $30 million Brazil Loan, due June 2023 and the $20 million Brazil Loan, due December 2023, respectively.
Loss on Extinguishment of Debt, Net
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
During fiscal 2024, we incurred $5 million in loss on extinguishment of debt, net, primarily related to the partial extinguishment of the 2020 Term Loans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. SHARE-BASED COMPENSATION
The Company's Board of Directors has authorized long-term incentive plans, under which Hindalco SARs, phantom RSUs, and Novelis PUs are granted to certain executive officers and key employees.
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
Each Hindalco SAR is to be settled in cash based on the difference between the market value of one Hindalco share on the date of grant and the market value on the date of exercise. The amount of cash paid to settle Hindalco SARs is limited to three times the target payout, depending on the plan year. The Hindalco SARs do not transfer any shareholder rights in Hindalco or Novelis to a participant. The Hindalco SARs are classified as liability awards and are remeasured at fair value each reporting period until the SARs are settled.
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
Total compensation expense related to Hindalco SARs and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for the fiscal years ending March 31, 2025, 2026, and 2027 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs has been recorded.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Total compensation expense	$29	$15	$40
The table below shows the RSUs activity for fiscal 2024.

	Number of RSUs	Grant Date Fair Value (in INR)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2023	6,881,152	347.07	$35
Granted	1,975,035	417.90	13
Exercised	(2,574,159)	244.91	13
Forfeited/Cancelled	(220,470)	410.87	—
RSUs outstanding as of March 31, 2024	6,061,558	411.21	43
During fiscal 2023, we granted 4,426,815 RSUs with a grant date fair value of INR 411.08, and the aggregate intrinsic value of RSUs exercised was $15 million.
During fiscal 2022, we granted 1,787,910 RSUs with a grant date fair value of INR 388.30, and the aggregate intrinsic value of RSUs exercised was $17 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Total cash payments made to settle RSUs were $13 million, $15 million, and $17 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
As of March 31, 2024, unrecognized compensation expense related to the RSUs was $15 million, which will be recognized over the remaining weighted average vesting period of 1.3 years.
The table below shows Hindalco SARs activity for fiscal 2024.

	Number of Hindalco SARs	Weighted Average Exercise Price (in INR)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
Hindalco SARs outstanding as of March 31, 2023	7,003,371	302.59	5.2	$9
Granted	2,620,019	417.90	6.3	4
Exercised	(2,781,665)	158.02	—	5
Forfeited/Cancelled	(63,396)	408.52	—	—
Hindalco SARs outstanding as of March 31, 2024	6,778,329	405.50	5.3	13
Hindalco SARs exercisable as of March 31, 2024	1,914,111	390.89	4.6	4
During fiscal 2023, we granted 2,393,378 Hindalco SARs with a grant date fair value of INR 411.10, and the aggregate intrinsic value of Hindalco SARs exercised was $8 million.
During fiscal 2022, we granted 2,411,503 Hindalco SARs with a grant date fair value of INR 388.30, and the aggregate intrinsic value of Hindalco SARs exercised was $24 million.
The cash payments made to settle Hindalco SAR liabilities were $5 million, $8 million, and $24 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
As of March 31, 2024, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million that are expected to be recognized over a weighted average period of 1.3 years.
The fair value of each unvested Hindalco SAR was estimated using the following assumptions.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Risk-free interest rate	6.95%-7.15%	3.11%-7.24%	3.59%-6.58%
Dividend yield	0.54%	1.03%	0.48%
Volatility	26%-43%	32%-47%	39%-50%
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
During the first quarter of fiscal 2024, Novelis transferred the liabilities associated with the retirees and beneficiaries of the Novelis ZVO II 2007 - Casthouse and Novelis ZVO II 2007 - Koblenz plans to an insurer through buy-out annuities. The transfer occurred on April 1, 2023, which settled obligations of $2 million. Novelis remeasured the plan's assets and obligations as of March 31, 2023, which was the nearest calendar month-end to the transfer. As a result of this transaction, a settlement gain of $1 million was recorded during fiscal 2024.
During fiscal 2024, Novelis offered lump sum payouts to retiring participants in the Voreppe, TFR, and Pensions Kasse Sierre plans as required under those countries' laws, as well as to some other participants with special circumstances. Lump sum payouts to plan participants totaled approximately $8 million. Novelis remeasured the plan's assets and obligations as of March 31, 2024, as this activity occurred through the fiscal year. As a result of this transaction, a settlement loss of $1 million was recorded during fiscal 2024.
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
We contributed the following amounts to all plans.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Funded pension plans	$30	$22	$49
Unfunded pension plans	17	15	17
Savings and defined contribution pension plans	59	54	51
Total contributions	$106	$91	$117
During fiscal 2025, we expect to contribute $38 million to our funded pension plans, $17 million to our unfunded pension plans, and $59 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Amounts Recognized in Financial Statements
The decreases in the discount rates of pension benefit plans in fiscal 2024, as compared to fiscal 2023, was the primary driver of actuarial losses in fiscal 2024.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the change in benefit obligation, change in fair value of plan assets, and the funded status for pension and other benefits.

	Pension Benefit Plans		Other Benefit Plans
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2024	Fiscal 2023
Benefit obligation at beginning of period	$1,705	$2,048	$128	$141
Service cost	23	26	3	4
Interest cost	76	61	7	6
Members' contributions	6	5	—	—
Benefits paid	(93)	(90)	(9)	(6)
Curtailments, settlements and special termination benefits	(10)	—	—	—
Actuarial losses (gains)	15	(303)	(4)	(15)
Other	(4)	(3)	—	—
Currency losses (gains)	1	(39)	—	(2)
Benefit obligation at end of period	$1,719	$1,705	$125	$128

Benefit obligation of funded plans	$1,386	$1,377	$—	$—
Benefit obligation of unfunded plans	333	328	125	128
Benefit obligation at end of period	$1,719	$1,705	$125	$128

	Pension Benefit Plans
in millions	Fiscal 2024	Fiscal 2023
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,275	$1,526
Actual return on plan assets	52	(172)
Members' contributions	6	5
Benefits paid	(93)	(90)
Company contributions	47	38
Settlements	(12)	—
Other	(4)	(4)
Currency gains (losses)	5	(28)
Fair value of plan assets at end of period	$1,276	$1,275

	March 31,
	2024		2023
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Assets less the benefit obligation of funded plans	$(110)	$—	$(101)	$—
Benefit obligation of unfunded plans	(333)	(125)	(328)	(128)
Total net plan liabilities	$(443)	$(125)	$(429)	$(128)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$15	$—	$23	$—
Accrued expenses and other current liabilities	(16)	(8)	(17)	(8)
Accrued postretirement benefits	(442)	(117)	(435)	(120)
Total net plan liabilities	$(443)	$(125)	$(429)	$(128)

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

	March 31,
	2024		2023
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial (losses) gains	$(27)	$37	$24	$36
Prior service credit	9	35	10	38
Total postretirement amounts recognized in accumulated other comprehensive loss	$(18)	$72	$34	$74
The postretirement changes recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and include the impact related to our equity method investments.

	March 31,
	2024		2023
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in accumulated other comprehensive loss	$34	$74	$(71)	$65
Net actuarial (losses) gains	(46)	4	98	15
Amortization of:
Prior service credit	(1)	(3)	(2)	(4)
Actuarial gains	(5)	(3)	9	(2)
Total postretirement amounts recognized in accumulated other comprehensive loss	$(18)	$72	$34	$74
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets are presented in the table below.

	March 31,
in millions	2024	2023
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,719	$1,705
Accumulated benefit obligation	1,654	1,644
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,627	$1,413
Fair value of plan assets	1,169	961
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,516	$1,323
Fair value of plan assets	1,112	919
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$92	$292
Fair value of plan assets	107	315

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Benefit Payments
Expected benefit payments to be made during the next 10 fiscal years are listed in the table below (in millions).

Fiscal Year Ending March 31,	Pension Benefit Plans	Other Benefit Plans
2025	$96	$8
2026	104	9
2027	106	9
2028	109	9
2029	112	9
2030 through 2034	566	56
Total	$1,093	$100
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024	Fiscal 2023	Fiscal 2022
Service cost	$23	$26	$31	$3	$4	$9
Interest cost	76	61	56	7	6	7
Expected return on assets	(77)	(72)	(77)	—	—	—
Amortization — (gains (losses), net) losses (gains), net	(1)	9	19	(3)	(2)	—
Amortization — prior service credit	(2)	(2)	(1)	(3)	(4)	(2)
Settlement/curtailment (gain) loss	—	—	(7)	—	—	—
Net periodic benefit cost(1)	19	22	21	4	4	14
Proportionate share of non-consolidated affiliates' pension costs	4	7	10	—	—	—
Total net periodic benefit cost recognized	$23	$29	$31	$4	$4	$14
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

	Pension Benefit Plans			Other Benefit Plans
	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024	Fiscal 2023	Fiscal 2022
Weighted average assumptions used to determine benefit obligations
Discount rate	4.4%	4.5%	3.1%	5.7%	5.5%	4.0%
Average compensation growth	3.0	3.1	3.1	3.0	3.0	3.0
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	3.1%	2.5%	5.5%	4.0%	3.4%
Average compensation growth	3.1	3.1	3.1	3.0	3.0	3.0
Expected return on plan assets	6.1	4.8	4.9	—	—	—
Cash balance interest crediting rate	2.2	1.4	0.8	—	—	—
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term. The expected long-term rate of return on plan assets is 6.3% in fiscal 2025.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S., the U.K., and Brazil, for which we paid $9 million, $6 million, and $6 million in fiscal 2024, 2023, and 2022, respectively. The assumed health care cost trend used for measurement purposes is 7.2% for fiscal 2025, decreasing gradually to 5.1% in 2033 and remaining at that level thereafter.
In addition, we provide post-employment benefits, including disability, early retirement, and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712. As of March 31, 2024, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $4 million and $3 million, respectively, for these benefits. Comparatively, as of March 31, 2023, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $6 million and $5 million, respectively, for these benefits.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2024	2023
Equity	10-50%	29%	27%
Fixed income	15-89%	53%	37%
Real estate	4-25%	7%	7%
Other	1-100%	11%	29%
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
Pension Plan Assets

	March 31, 2024				March 31, 2023
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	$92	$55	$—	$147	$101	$57	$—	$158
Cash and cash equivalents	4	—	—	4	4	—	—	4
Other	4	1	—	5	5	3	—	8
Investments measured at net asset value(1)	—	—	—	1,120	—	—	—	1,105
Total	$100	$56	$—	$1,276	$110	$60	$—	$1,275
_________________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying consolidated statements of operations.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Losses (gains) on remeasurement of monetary assets and liabilities, net	$3	$(33)	$5
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	7	54	(4)
Currency losses, net	$10	$21	$1

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2024 and 2023.

	March 31, 2024
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$—	$(56)	$(2)	$(55)
Currency exchange contracts	4	1	(13)	—	(8)
Energy contracts	1	—	(4)	—	(3)
Interest rate swap contracts	—	—	—	(2)	(2)
Total derivatives designated as hedging instruments	$8	$1	$(73)	$(4)	$(68)
Derivatives not designated as hedging instruments:
Metal contracts	$30	$—	$(53)	$(1)	$(24)
Currency exchange contracts	6	—	(17)	—	(11)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$37	$—	$(71)	$(1)	$(35)
Total derivative fair value	$45	$1	$(144)	$(5)	$(103)

	March 31, 2023
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$—	$(31)	$—	$6
Currency exchange contracts	26	4	(19)	(1)	10
Energy contracts	3	—	(4)	—	(1)
Total derivatives designated as hedging instruments	$66	$4	$(54)	$(1)	$15
Derivatives not designated as hedging instruments:
Metal contracts	$66	$—	$(52)	$(2)	$12
Currency exchange contracts	13	3	(22)	(3)	(9)
Energy contracts	—	—	(2)	—	(2)
Total derivatives not designated as hedging instruments	$79	$3	$(76)	$(5)	$1
Total derivative fair value	$145	$7	$(130)	$(6)	$16
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of March 31, 2024 and March 31, 2023, the fair value of these contracts represented a liability of $6 million and an asset of less than $1 million, respectively. These contracts are undesignated, with an average duration of less than one year.
The following table summarizes our notional amount.

	March 31,
in kt	2024	2023
Hedge type
Purchase (sale)
Cash flow purchases	—	1
Cash flow sales	(755)	(699)
Not designated	(306)	(144)
Total, net	(1,061)	(842)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.0 billion and $1.2 billion in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2024 and 2023, respectively.
As of March 31, 2024, and 2023, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion and $1.7 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first and second quarter of fiscal 2025 and offset the remeasurement impact.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 7 million MMBtu designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of $3 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2023, and the fair value was a liability of less than $1 million. As of March 31, 2024 and 2023, we had notionals of less than 1 million MMBtu of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2024, and 2023 was a liability of less than $1 million. The average duration of these contracts is less than one year in length.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 6 million gallons designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of less than $1 million. There was a notional of 1 million gallons designated as cash flow hedges as of March 31, 2023, and the fair value was liability of less than $1 million. As of March 31, 2024, and 2023 we had notional of less than 1 million MT of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2024, was an asset of less than $1 million and as of March 31, 2023 was a liability of less than $1 million. The average duration of all diesel fuel forward purchase contracts is less than one year in length.
(Gain) Loss Recognition
The following table summarizes the (gains) losses associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other (income) expenses, net. (Gains) losses recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Derivative instruments not designated as hedges
Metal contracts	$(42)	$63	$36
Currency exchange contracts	8	58	(19)
Energy contracts(1)	(2)	(3)	(8)
(Gain) loss recognized in other (income) expenses, net	$(36)	$118	$9

Derivative instruments designated as hedges
Gain recognized in other (income) expenses, net(2)	$(1)	$(4)	$—
Total (gain) loss recognized in other (income) expenses, net	$(37)	$114	$9

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$7	$54	$(4)
Realized (gains) losses, net	(80)	83	(15)
Unrealized losses (gains) on other derivative instruments, net	36	(23)	28
Total (gain) loss recognized in other (income) expenses, net	$(37)	$114	$9
_________________________
(1)Includes amounts related to diesel and natural gas swaps not designated as hedges and electricity swap settlements.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $55 million of losses from accumulated other comprehensive loss to earnings, before taxes. As of March 31, 2024, the amount excluded from effectiveness testing recognized in earnings based on changes in fair value was $1 million.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)			Amount of Gain (Loss) Recognized in Other (income) expenses, net (Ineffective and Excluded Portion)
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash flow hedging derivatives
Metal contracts	$119	$951	$(1,159)	$—	$—	$—
Currency exchange contracts	(12)	(55)	6	1	4	1
Energy contracts	(8)	(2)	47	—	—	—
Total	$99	$894	$(1,106)	$1	$4	$1
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Cash flow hedging derivatives
Energy contracts(1)	$(5)	$32	$11	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	5	—	9	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	181	332	(711)	Net sales
Currency exchange contracts	17	18	8	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	1	1	Selling, general and administrative expenses
Currency exchange contracts	(19)	(57)	(12)	Net sales
Currency exchange contracts	(3)	(5)	(3)	Depreciation and amortization
Interest rate swap contracts	2	—	—	Interest expense and amortization of debt issuance costs
Total	178	321	(697)	Income from continuing operations before income tax provision
	(47)	(76)	181	Income tax provision
	$131	$245	$(516)	Net income from continuing operations
_________________________
(1)Includes amounts related to electricity, natural gas, and diesel swaps.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2021	$(95)	$(133)	$(138)	$(366)
Other comprehensive (loss) income before reclassifications	(71)	(818)	111	(778)
Amounts reclassified from accumulated other comprehensive loss, net(3)	—	516	8	524
Net current-period other comprehensive (loss) income	(71)	(302)	119	(254)
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(127)	675	79	627
Amounts reclassified from accumulated other comprehensive loss, net	—	(245)	—	(245)
Net current-period other comprehensive (loss) income	(127)	430	79	382
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(47)	74	(33)	(6)
Amounts reclassified from accumulated other comprehensive loss, net	—	(131)	(6)	(137)
Net current-period other comprehensive loss	(47)	(57)	(39)	(143)
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
_________________________
(1)For additional information on our cash flow hedges, see Note 16 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 14 – Postretirement Benefit Plans.
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
Derivative Contracts
For certain derivative contracts with fair values based upon trades in liquid markets, such as aluminum, zinc, copper, foreign exchange, interest rates, natural gas, and diesel fuel forward contracts and options, valuation model inputs can generally be verified and valuation techniques do not involve significant judgment. The fair values of such financial instruments are generally classified within Level 2 of the fair value hierarchy.
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2024 and March 31, 2023, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2024, and March 31, 2023. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2024		2023
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$33	$(112)	$103	$(85)
Currency exchange contracts	11	(30)	46	(45)
Energy contracts	2	(5)	3	(6)
Interest rate swap contracts	—	(2)	—	—
Total level 2 instruments	$46	$(149)	$152	$(136)
Netting adjustment(1)	(32)	32	(72)	72
Total net	$14	$(117)	$80	$(64)
_________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
In the second quarter of fiscal 2021, we closed on the sale of Duffel to ALVANCE. Upon closing, we recorded a receivable for contingent consideration as a result of the sale at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. As further discussed in Note 2 – Discontinued Operations, in December 2022, the Company reached an agreement with the current owner of Duffel, where the outstanding contingent consideration receivable was settled in exchange for €5 million ($5 million) in cash and a note receivable in the amount of €40 million ($41 million). The note receivable is not carried at fair value, but we will continue to assess its collectibility on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.
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

	March 31,
	2024		2023
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$3	$3	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,876	4,649	4,939	4,652

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Currency losses, net(1)	$10	$21	$1
Unrealized losses (gains) on change in fair value of derivative instruments, net(2)	36	(23)	28
Realized (gains) losses on change in fair value of derivative instruments, net(2)	(80)	83	(15)
Gain on sale of business(3)	—	—	(15)
Loss on sale or disposal of assets, net	6	1	8
Loss (gain) on Brazilian tax litigation, net(4)	—	1	(85)
Interest income	(23)	(20)	(9)
Non-operating net periodic benefit cost(5)	(3)	(4)	(5)
Other, net(6)	32	20	31
Other (income) expenses, net	$(22)	$79	$(61)
_________________________
(1)Includes losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net. See Note 15 – Currency Losses (Gains) and Note 16 – Financial Instruments and Commodity Contracts for further details.
(2)See Note 16 – Financial Instruments and Commodity Contracts for further details.
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
(4)See Note 21 – Commitments and Contingencies for further details.
(5)Represents net periodic benefit cost, exclusive of service cost, for the Company's pension and other post-retirement benefit plans. For further details, refer to Note 14 – Postretirement Benefit Plans.
(6)Other, net for fiscal 2023, includes $10 million from the release of certain accrued expenses. Other, net for fiscal 2022, includes $18 million from the release of certain outstanding receivables.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
20. INCOME TAXES
We are subject to Canadian and U.S. federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our income from continuing operations before income tax provision (and after removing our equity in net income of non-consolidated affiliates) are as follows.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Domestic (Canada)	$73	$61	$106
Foreign (all other countries)	741	729	1,185
Pre-tax income before equity in net income of non-consolidated affiliates	$814	$790	$1,291
The components of our income tax provision are as follows.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Current provision:
Domestic (Canada)	$15	$3	$9
Foreign (all other countries)	183	189	245
Total current	$198	$192	$254
Deferred provision:
Domestic (Canada)	$13	$9	$(54)
Foreign (all other countries)	7	(54)	81
Total deferred	$20	$(45)	$27
Income tax provision	$218	$147	$281
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

in millions, except percentages	Fiscal 2024	Fiscal 2023	Fiscal 2022
Pre-tax income before equity in net income of non-consolidated affiliates	$814	$790	$1,291
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$204	$198	$323
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	5	9	14
Exchange remeasurement of deferred income taxes	1	(4)	10
Change in valuation allowances	12	(36)	(66)
Tax credits	(36)	(36)	(46)
Income items not subject to tax	(9)	(13)	(15)
State tax expense, net	(2)	3	(2)
Enacted tax rate changes	1	3	(6)
Tax rate differences on foreign earnings	36	19	65
Uncertain tax positions	19	3	5
Prior year adjustments	(18)	(13)	(6)
Non-deductible expenses and other, net	5	14	5
Income tax provision	$218	$147	$281
Effective tax rate	27%	19%	22%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate for fiscal 2024 primarily due to the following factors: the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances; and the availability of tax credits.
On December 29, 2023, Brazil enacted legislation, which is effective as of January 1, 2024, that provides that certain tax incentives in Brazil are now subject to corporate income tax and social contribution on gross revenue. In the fourth quarter of fiscal 2024, we did not consider the deduction of the tax incentive for purposes of determining income tax. We anticipate the payment of income tax related to the incentive in fiscal 2025.
We earn tax credits in a number of the jurisdictions in which we operate. These are primarily composed of foreign tax credits in Canada of $16 million, empire zone credits in New York of $5 million, and R&D credits in the U.S. of $10 million. The impact on our income tax provision of credits during fiscal 2024 was a benefit of $36 million. However, legislation enacted in New York state on March 31, 2014, established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $5 million.
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
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2024	2023
Deferred income tax assets: (1)
Provisions not currently deductible for tax purposes	$365	$362
Tax losses/benefit carryforwards, net	847	924
Depreciation and amortization	102	97
Other assets	38	38
Total deferred income tax assets	1,352	1,421
Less: valuation allowance	(696)	(711)
Net deferred income tax assets	$656	$710

Deferred income tax liabilities:(1)
Depreciation and amortization	$542	$557
Inventory valuation reserves	130	153
Monetary exchange gains, net	24	29
Other liabilities	70	93
Total deferred income tax liabilities	$766	$832
Net deferred income tax liabilities	$110	$122
____________________________________
(1) Certain amounts for 2023 were reclassified to conform with current period presentation, specifically pensions.
ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $696 million and $711 million were necessary as of March 31, 2024, and 2023, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances.

in millions	Balance at Beginning of Period	Deductions	Acquisition(1)	Additions	Balance at End of Period
Fiscal 2024	$711	(28)	—	$13	$696
Fiscal 2023	763	(57)	—	5	711
Fiscal 2022	821	(74)	—	16	763
_________________________
(1)Related to the acquisition of Aleris.
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
As of March 31, 2024, we had net operating loss carryforwards of approximately $683 million (tax effected) and tax credit carryforwards of $164 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2023. As of March 31, 2024, valuation allowances of $485 million, $115 million and $96 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, and Italy.
As of March 31, 2023, we had net operating loss carryforwards of approximately $772 million (tax effected) and tax credit carryforwards of $152 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2023, with some amounts being carried forward indefinitely. As of March 31, 2023, valuation allowances of $511 million, $113 million, and $87 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, China, and Italy.
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2024, we had cumulative earnings of approximately $4 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our valuation allowance position of $498 million in Canada, in excess of $374 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $29 million of tax credits, and other deferred tax assets of $95 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2024, and 2023, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $80 million and $73 million, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Our policy is to record interest and penalties related to unrecognized tax benefits in income tax provision (benefit) on our consolidated statements of operations. As of March 31, 2024, 2023, and 2022, we accrued for interest and penalties of $9 million, $9 million, and $10 million, respectively. During fiscal 2022, we recognized tax benefit of $2 million related to changes in accrued interest and penalties. During fiscal 2024 and fiscal 2023, we had no tax expense or benefit related to changes in accrued interest and penalties. The main driver of the benefit realized in fiscal 2022 was the reduction in interest rate for uncertain tax positions in Germany as provided under proposed legislation.
The following table summarizes the changes in unrecognized tax benefits.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Beginning balance of unrecognized tax benefits	$73	$71	$69
Additions based on tax positions related to the current period	9	7	5
Additions based on tax positions of prior years(1)	12	28	2
Reductions based on tax positions of prior years (2)	(4)	(32)	(1)
Settlements (3)	(10)	—	—
Foreign exchange	—	(1)	(4)
Ending Balance of unrecognized tax benefits	$80	$73	$71
_________________________
(1)Additions based on tax positions of prior years in fiscal year 2023 includes $19 million for Novelis Germany.
(2)Reductions based on tax positions of prior years in fiscal 2023 includes $24 million for positions of Aleris Germany for years prior to the acquisition of Aleris.
(3)Settlements in fiscal 2024 includes $10 million principal reduction for Aleris Germany as a result of audit settlements for years prior to the acquisition of Aleris.
Income Taxes Payable
Our accompanying consolidated balance sheets include income taxes payable, net of $131 million and $108 million as of March 31, 2024, and 2023, respectively. Of these amounts, $80 million and $66 million are reflected in accrued expenses and other current liabilities as of March 31, 2024, and 2023, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
21. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $78 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment, or disposal of hazardous substances and wastes at a number of sites in the U.S., as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil, certain countries in the European Union, and South Korea. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental, health and safety remediation, natural resource damages, third-party claims, and other expenses. In addition, we are, from time to time, subject to environmental, health and safety reviews and investigations by relevant governmental authorities. For example, during fiscal 2022, we were notified of an investigation into the Novelis Yeongju location by South Korean environmental authorities related to self-reporting by the facility of manufacturing and production emissions above applicable limits. The investigation related to previous investigations at the facility during which certain emissions amounts were identified as above applicable limits triggering self-reporting, and instances in which reporting by a third-party measuring emissions may have inconsistently reported information to the facility, impacting what was reported to regulators. Based on the information learned, Novelis filed a leniency application and voluntarily disclosed to South Korean environmental authorities. The investigation remains ongoing and the Company has booked a reserve for the matter.
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2024, were $38 million, of which $19 million was related to undiscounted clean-up costs, $15 million was associated with an increase in environmental reserves, and $4 million was associated with restructuring actions. As of March 31, 2024, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets. As of March 31, 2023, we reported $37 million of total environmental liabilities in our consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Brazil Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, although in some cases we are paying the settlement amounts over a shorter period. Total settlement liabilities were $4 million and $11 million as of March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024, the $4 million is included in accrued expenses and other current liabilities in our accompanying consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $40 million and $37 million as of March 31, 2024, and March 31, 2023, respectively. As of March 31, 2024, the $40 million is included in other long–term liabilities in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the consolidated statements of operations.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Net sales – third party	$6,717	$4,359	$2,345	$2,351	$438	$16,210
Net sales – intersegment	—	67	265	110	(442)	—
Net sales	$6,717	$4,426	$2,610	$2,461	$(4)	$16,210

Depreciation and amortization	$228	$167	$91	$81	$(13)	$554
Income tax provision (benefit)	(16)	40	36	92	66	218
Capital expenditures	1,039	171	121	76	(49)	1,358

March 31, 2024
Investment in and advances to non–consolidated affiliates	$—	$536	$369	$—	$—	$905
Total assets	5,411	4,049	2,206	2,050	912	14,628

in millions
Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$7,550	$4,910	$2,824	$2,743	$459	$18,486
Net sales – intersegment	—	149	190	150	(489)	—
Net sales	$7,550	$5,059	$3,014	$2,893	$(30)	$18,486

Depreciation and amortization	$224	$160	$87	$81	$(12)	$540
Income tax (benefit) provision	(39)	(6)	8	125	59	147
Capital expenditures	484	136	99	75	(8)	786

March 31, 2023
Investment in and advances to non–consolidated affiliates	$—	$540	$337	$—	$—	$877
Total assets	4,867	4,166	2,417	2,155	759	14,364

in millions
Selected Operating Results Fiscal 2022	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$6,735	$4,545	$2,916	$2,576	$377	$17,149
Net sales – intersegment	—	175	120	62	(357)	—
Net sales	$6,735	$4,720	$3,036	$2,638	$20	$17,149

Depreciation and amortization	$230	$173	$90	$80	$(23)	$550
Income tax provision	48	38	61	174	(40)	281
Capital expenditures	172	104	88	88	(6)	446

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Net income attributable to our common shareholder	$600	$658	$954
Net (loss) income attributable to noncontrolling interests	—	(1)	1
Income tax provision	218	147	281
Loss from discontinued operations, net of tax	—	2	63
Income from continuing operations before income tax provision	818	806	1,299
Depreciation and amortization	554	540	550
Interest expense and amortization of debt issuance costs	298	274	227
Adjustment to reconcile proportional consolidation(1)	44	53	56
Unrealized losses (gains) on change in fair value of derivative instruments, net	36	(23)	28
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	(6)	(4)	(2)
Gain on sale of a business(3)	—	—	(15)
Loss on extinguishment of debt, net	5	—	64
Restructuring and impairment, net	42	33	1
Loss on sale of assets, net	6	1	8
Metal price lag	70	130	(166)
Other, net(4)	6	1	(5)
Adjusted EBITDA	$1,873	$1,811	$2,045
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
(3)Gain on sale of a business, net relates to Novelis' sale of 90% of its equity ownership in Saras Micro Devices, Inc. See Note 19 – Other (Income) Expenses, net for further details.
(4)For fiscal 2022, other, net includes $36 million of interest income recognized as a result of Brazilian tax litigation settlements and interest income, partially offset by $18 million from the release of certain outstanding receivables.
The following table displays Adjusted EBITDA by reportable segment.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
North America	$749	$673	$685
Europe	321	286	324
Asia	334	339	352
South America	472	522	681
Eliminations and Other	(3)	(9)	3
Adjusted EBITDA	$1,873	$1,811	$2,045

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographical Area Information
As of March 31, 2024, we had 32 operating facilities in nine countries. Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets and other intangible assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.
Net sales by geographical area follows.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
United States	$7,001	$7,861	$6,982
Asia and Other Pacific	2,345	2,824	2,916
Brazil	2,351	2,743	2,576
Canada	154	148	130
Germany	3,816	4,323	4,003
Other Europe	543	587	542
Net sales	$16,210	$18,486	$17,149
Long-lived assets and other intangible assets by geographical area follows.

	March 31,
	2024			2023
in millions	Long-lived assets(1)	Other intangible assets	Total	Long-lived assets(1)	Other intangible assets	Total
United States	$2,971	$446	$3,417	$2,114	$479	$2,593
Asia and Other Pacific	803	14	817	841	16	857
Brazil	829	5	834	824	6	830
Canada	49	—	49	52	—	52
Germany	488	52	540	470	58	528
Other Europe	601	28	629	599	30	629
Long-lived assets and other intangible assets	$5,741	$545	$6,286	$4,900	$589	$5,489
_________________________
(1)As of March 31, 2024 and 2023, long-lived assets consist of property, plant and equipment, net.

Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

in millions	Fiscal 2024	Fiscal 2023	Fiscal 2022
Can	$7,626	$8,873	$8,689
Specialty	4,062	4,986	4,616
Automotive	3,838	3,885	3,324
Aerospace and industrial plate	684	742	520
Net sales	$16,210	$18,486	$17,149
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Ball	14%	16%	17%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	8%	8%

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
As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Management's Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2024 is set forth in Part II, Item 8. Financial Statements and Supplementary Data in this report and is incorporated by reference to this Item 9A.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider Trading Arrangements
We are a privately held corporation, with no established public trading market for our common shares. All of our common shares are held directly by our parent company, AV Minerals (Netherlands) N.V. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of eight directors. All our directors were appointed by our sole shareholder, Hindalco. Our directors' terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of May 6, 2024.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	56	Chairman of the Board
Gary Comerford(2)	February 7, 2020	73	Director
Dr. Thomas M. Connelly, Jr.(1)(2)	February 7, 2020	71	Director
Satish Pai(1)	August 6, 2013	61	Director
Vikas Sehgal	February 7, 2020	49	Director
Donald A. Stewart(2)	May 15, 2007	77	Director
Praveen Maheshwari(1)	May 9, 2023	62	Director
Steven Fisher	November 6, 2023	52	President, Chief Executive Officer and Director
_________________________
(1)Member of our Compensation Committee
(2)Member of our Audit Committee
Mr. Kumar Mangalam Birla was elected as the Chairman of the Board of Directors of Novelis on May 15, 2007. Mr. Birla is the Chairman of Hindalco Industries Limited, which is an industry leader in aluminum and copper. He is also the Chairman of Aditya Birla Group's leading blue-chip companies including Grasim Industries, UltraTech Cement, Aditya Birla Capital Limited and Aditya Birla Fashion & Retail. Mr. Birla also serves as director on the board of Vodafone Idea Limited, Aditya Birla Management Corporation Private Limited (as Executive Chairman) and the Group's international companies spanning Thailand, Indonesia, and Egypt. Additionally, Mr. Birla is the Chancellor and member of the Board of Governors of the Birla Institute of Technology & Science, Pilani and has also served as Chairman of the Board of Governors Indian Institute of Management, Ahmedabad and Indian Institute of Technology, Delhi. He is a member of the London Business School's Asia Pacific Advisory Board and has been a member of the National Council of the Confederation of Indian Industry. Mr. Birla's past affiliations include service on the Boards of Maruti Udyog Limited, Tata Iron and Steel Co. Limited, and Air India Limited (as a part-time non-official Director). He was a Director on the Central Board of Directors of the Reserve Bank of India and part-time member on the Board of Securities and Exchange Board of India, and part time non official director of Air India. He was Chairman of the Advisory Committee constituted by the Ministry of Company Affairs and served on the Prime Minister of India's Advisory Council on Trade and Industry. Over the years, Mr. Birla has been conferred several prestigious awards and honors by leading institutions like EY, Forbes, Economic Times, CNBC, CNN-News18, World Economic Forum, etc. Most recently, he was honored with the prestigious Padma Bhushan award (one of India's highest civilian honors) by the Honorable President of India. The award is a testimony to his remarkable journey as an industrialist, businessman, and philanthropist. A Commerce graduate of Bombay University, Mr. Birla is a Chartered Accountant, a member of the Institute of Chartered Accountants of India. He earned an MBA from the London Business School. Mr. Birla brings to the Board significant global leadership experience acquired through his service as a director of numerous corporate, professional, and regulatory entities in various regions of the world.
Gary Comerford has been a director since 2020 and serves as a member of the Audit Committee. Mr. Comerford serves as President and CEO of CMC Global, a consulting company specializing in international expansion. He also served as past Vice Chair of the Canada India Business Council and past Chair of the Board of Trustees of Brock University. From 2009 to 2014, Mr. Comerford was employed with the Reinsurance Group of America as Executive Vice President and Chief Marketing Officer. Prior to that, he was with Sun Life of Canada, where he held positions of increasing responsibility before retiring as Senior Vice President, International, in 2009. Before joining Sun Life, Mr. Comerford held various roles at Canada Permanent Trust Company, including Vice President of Marketing. Mr. Comerford brings extensive financial management and operating experience to the Board.

Dr. Thomas M. Connelly, Jr. has been a director since 2020 and serves as the Chairman of the Compensation Committee and a member of the Audit Committee. Dr. Connelly has served as the Chief Executive Officer of the American Chemical Society since 2015. Previously, Dr. Connelly was employed by DuPont de Nemours, Inc., from 1977 to 2014, where he was responsible for the Applied BioSciences, Nutrition & Health, Performance Polymers, and Packaging & Industrial Polymers businesses. In addition, Dr. Connelly also had responsibility for Science & Technology, Integrated Operations, and geographic regions outside the United States. Dr. Connelly retired in 2014 as Executive Vice President and Chief Innovation Officer of DuPont, where he was a member of the company's Office of the Chief Executive. Dr. Connelly serves on the Board of Grasim Industries Limited and brings to the Board his deep knowledge in the areas of science and global operations.
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
Mr. Vikas Sehgal has been a director since 2020 and is Executive Vice Chairman of Rothschild & Co. for the South & Southeast Asian region, and also serves as Global Partner and Head of the Automotive sector. Prior to joining Rothschild & Co. in 2011, Mr. Sehgal was a partner at Booz & Company, where he worked from 1999 to 2010. Previously, he was employed as an engineer at the Ford Motor Company and Daewoo Motors. Mr. Sehgal has served the World Economic Forum as Chairman of the Global Agenda Council for Automotive and as a member of the Global Future Council for Mobility. He also served on the Board of Houghton International and Infotech Engineering. Mr. Sehgal currently serves as a director of Cyient Limited. Mr. Sehgal also brings a depth of understanding of our business, operations and the global automotive industry which we serve.
Donald A. Stewart has been a director since 2007 and serves as Chairman of the Audit Committee of the Novelis Board of Directors. He was Chairman & CEO of Sun Life Assurance Company of Canada and oversaw the initial public offering of Sun Life Financial Inc. on the New York Stock Exchange. He has been a director of multiple boards in Canada, the United States, the United Kingdom, and India, and continues to serve as a director of Sun Life Everbright Life Insurance Company in China. Mr. Stewart is a former Chief Actuary of Sun Life, a current Fellow of the Institute and Faculty of Actuaries in the UK and brings extensive financial management and operating experience to the Board.
Praveen Maheshwari has been a director since 2023 and serves as a member of the Compensation Committee. Mr. Maheshwari has been serving as Chief Financial Officer of Hindalco since December 2011. Mr. Maheshwari has also been a Whole Time Director of Hindalco since May 2016. Prior to joining Hindalco, Mr. Maheshwari was the Group CFO and Executive Director (Finance) at Bharat Forge, part of the Kalyani Group, an Indian conglomerate in the steel forging industry. Mr. Maheshwari has work experience of more than four decades in various roles in different manufacturing companies and consulting firms in India. Mr. Maheshwari is a rank-holder chartered accountant from the Institute of Chartered Accountants of India and holds a post-graduate diploma in management from The Indian Institute of Management, Ahmedabad. He is also a director on the board of directors of Utkal Alumina International Limited, a subsidiary of Hindalco.
Steven Fisher has served as our President and Chief Executive Officer since 2015 and has been a director of the Company since 2023. Mr. Fisher joined the Company in 2006 as Vice President, Strategic Planning and Corporate Development, and served as our Chief Financial Officer from 2007 to 2015. Prior to Novelis, Mr. Fisher served as Vice President and Controller for TXU Energy, the non-regulated subsidiary of TXU Corp., at its headquarters in Dallas, Texas. Mr. Fisher is a member of the Business Roundtable, an association of leading U.S. companies working to promote sound public policy. In addition, he is a member of the board of directors for the Metro Atlanta Chamber of Commerce. Mr. Fisher received a bachelor's degree in finance and accounting from the University of Iowa.

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2024.

Name	Age	Position
Steven Fisher	52	President and Chief Executive Officer
Devinder Ahuja	58	Executive Vice President and Chief Financial Officer
Emilio Braghi	56	Executive Vice President and President, Novelis Europe
Christopher Courts	46	Executive Vice President and Chief Legal Officer
Antonio Tadeu Coelho Nardocci	66	Executive Vice President, Chief Manufacturing Officer
Francisco Pires	54	Senior Vice President and President, Novelis South America
Stephanie Rauls	54	Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
Sachin Satpute	57	Executive Vice President and President, Novelis Asia
H.R. Shashikant	60	Executive Vice President and Chief Human Resources Officer
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
Devinder Ahuja has served as our Executive Vice President and Chief Financial Officer since August 2016. Before joining Novelis, Mr. Ahuja spent 15 years at Novartis Group, where he served most recently as Chief Financial Officer of the Alcon Division's North America business. Prior to that, Mr. Ahuja held positions of increasing responsibility at Novartis covering the areas of finance, strategic planning, supply chain, and purchasing. During his career, Mr. Ahuja has held various finance leadership roles including posts in Switzerland, South Korea, Japan, and India. Mr. Ahuja holds a Bachelor of Commerce degree from the RA Podar College of Commerce and Economics in Mumbai, India, and is a Chartered Accountant.
Emilio Braghi has served as our Executive Vice President and President, Novelis Europe, since September 2016. Previously, he served as Vice President, Operations, Novelis North America, since February 2015. Mr. Braghi joined Novelis in 1999 as Sales Manager, Europe. During his tenure, he has taken on many leadership roles of increasing responsibility and moved into his first general management role in 2006, when he was named head of Novelis' business in Italy. Mr. Braghi went on to hold multiple general management leadership positions with Novelis' Litho and Painted Products value streams in Europe, directing both commercial and operational activities before joining the Asia leadership team in March 2012 as Vice President of Operations. In addition, Mr. Braghi serves as Chairman of the European Aluminum industry association. Mr. Braghi holds a degree in engineering and industrial production technologies from Politecnico di Milano in Milan, Italy.
Christopher Courts has served as our Executive Vice President and Chief Legal Officer since July 2023, and is a member of the Company's Executive Committee. He previously served as Senior Vice President, General Counsel, Secretary, and Compliance Officer, from January 2021 to June 2023. Prior to that, Mr. Courts served as the Company's Interim Senior Vice President, General Counsel, Secretary and Compliance Officer from March 2020 to December 2020, and was the Company's Vice President, Deputy General Counsel, from January 2016 to March 2020. Mr. Courts joined Novelis in April 2005 and over the years has had oversight for various aspects of the legal function. Prior to joining Novelis, Mr. Courts served as Senior Corporate Counsel for Aquila, Inc. He began his career as a corporate associate at the Husch Blackwell law firm. Mr. Courts holds a B.B.A in finance and a J.D., both from the University of Iowa.
Antonio Tadeu Coelho Nardocci has served as our Executive Vice President, Chief Manufacturing Officer, and Interim President, Novelis North America, since January 2023. Prior to that, Mr. Nardocci served as Executive Vice President and Chief Manufacturing Officer since June 2019, and served as our Senior Vice President and President, Novelis South America since May 2013. Mr. Nardocci has also served as our Senior Vice President and President, Novelis Europe, and as our Vice President of Strategy, Innovation and Technology. Before our spin-off from Alcan, Mr. Nardocci held a number of leadership positions with Alcan, including as President of Rolled Products South America from March 2002 until January 2005. Mr. Nardocci graduated from the University of São Paulo in Brazil with a degree in metallurgy.

Francisco Pires has served as our Senior Vice President and President, Novelis South America, since June 2019. Mr. Pires joined Novelis South America in 2012 as Director of Procurement. In 2013, he assumed the position of Director, Procurement and Supply Chain, Novelis South America. In 2014, he was appointed Vice President, Commercial, Novelis South America, followed by his appointment as Chief Operating Officer of Novelis South America in 2018. Prior to joining Novelis, Mr. Pires held positions of increasing responsibility with Fibria, Votorantim Cellulose & Paper, Maxlog, and Bureau Veritas. He is a graduate in naval engineering from Universidade Federal do Rio de Janeiro and has a Master of Science in business administration from COPPEAD.
Stephanie Rauls has served as our Senior Vice President, Deputy Chief Financial Officer, and Chief Accounting Officer since February 2016. Ms. Rauls previously served as our Vice President of Global Tax since December 2013. Prior to joining Novelis, Ms. Rauls was Vice President, Tax at Wal-Mart Stores, Inc., from 2011 to 2013, and prior to that, she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, Ms. Rauls was employed by KPMG LLP from 1994 to 2002. She earned a Bachelor of Business Administration in accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.
Sachin Satpute is Executive Vice President and President, Novelis Asia, and has served in this role since June 2016. He previously served as Chief Marketing Officer for Hindalco Industries since 2012, and was Managing Director of Aluminum Company of Malaysia (ALCOM) from April 2011 until June 2012. Prior to his most recent role with Hindalco, Mr. Satpute spent five years with Novelis in various roles of increasing responsibility. Mr. Satpute began his career at a Hindalco aluminum plant in 1987 as a development engineer. In addition to a degree in mechanical engineering from Pune University, Mr. Satpute also holds an MBA in marketing from Mumbai University.
H.R. Shashikant has served as our Executive Vice President and Chief Human Resources Officer since August 2015. In this role, Mr. Shashikant is responsible for the formulation and implementation of the Company's worldwide human resources objectives, policies, and practices. As the head of the global Human Resources function, he has responsibility for Talent Acquisition and Development, Compensation, Benefits, and HRIS. Before joining Novelis, Mr. Shashikant was Group Executive President, Group Human Resources, for the Aditya Birla Group, the Mumbai-based conglomerate of which Novelis is a part. He joined the Aditya Birla Group as a Vice President in 1999 and was instrumental in setting up HR systems, processes, and Centers of Excellence across the Group. An economics graduate from Karnataka University in Dharwad, India, Mr. Shashikant also holds a post graduate degree in personnel management from the Tata Institute of Social Sciences, Mumbai.
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
Corporate Governance
Interested parties may communicate with the Board of Directors, a committee, or an individual director by writing to Novelis Inc., One Phipps Plaza, 3550 Peachtree Road NE, Suite 1100, Atlanta, GA 30326, Attention: Corporate Secretary - Board Communication. All such communications will be compiled by the Corporate Secretary and submitted to the appropriate director or board committee. The Corporate Secretary will reply or take other actions in accordance with instructions from the applicable board contact.

Committees of Our Board of Directors
Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Each committee is governed by its own charter. According to their authority as set out in their charters, the committees may engage outside advisors at the expense of Novelis.
Audit Committee and Financial Experts
Messrs. Stewart and Comerford are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an "audit committee financial expert" as that term is defined in the rules and regulations of the SEC.
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
Insider Trading Policies and Procedures
We are a privately held corporation, with no established public trading market for our common shares. All of our common shares are held directly by our parent company, AV Minerals (Netherlands) N.V. As such, the Company has not adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers, employees, and the Company itself.
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

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP for services rendered for fiscal 2024 and fiscal 2023.

in millions	Fiscal 2024	Fiscal 2023
Audit fees(1)	$9.2	$8.9
All Other Fees(2)	0.3	0.3
Total	$9.5	$9.2
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Qs, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)In fiscal years ended March 31, 2024 and March 31, 2023, these fees included attest services performed over the Company's sustainability efforts and related reporting, as well as for services not included in the Audit, Audit Related, or Tax categories.
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

Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Operations for fiscal 2024, fiscal 2023, and fiscal 2022
•Consolidated Statements of Comprehensive Income (Loss) for fiscal 2024, fiscal 2023, and fiscal 2022
•Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023
•Consolidated Statements of Cash Flows for fiscal 2024, fiscal 2023, and fiscal 2022
•Consolidated Statements of Shareholder's (Deficit) Equity for fiscal 2024, fiscal 2023, and fiscal 2022
•Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
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
10.5*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.6*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.7*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.8*
Employment Agreement between Novelis Inc. and Sachin Satpute dated as of April 28, 2016 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.9*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.10
Amendment No. 10 to Second Amended and Restated Credit Agreement, dated as of August 18, 2022, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32312))

10.11
Amendment No. 11 to Second Amended and Restated Credit Agreement, dated as of March 31, 2023, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on May 10, 2023 (File No. 001-32312))

10.12*	Offer Letter between Novelis Inc. and Antonio Tadeu Coelho Nardocci, dated March 21, 2024
10.13
Refinancing Amendment (Tranche A-2 Term Loans) to Credit Agreement, dated as of September 25, 2023, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., as Holdings, the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2023 (File No. 001-32312))

10.14
Amendment No. 12 to Second Amended and Restated Credit Agreement, dated as of April 26, 2024, among, inter alios , Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.15
Amendment No. 8 to Credit Agreement, dated as of April 30, 2024, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent and Collateral Agent

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

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 6, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer and Director)	Date: May 6, 2024
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 6, 2024
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 6, 2024
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 6, 2024
Kumar Mangalam Birla

/s/ Gary Comerford	(Director)	Date: May 6, 2024
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 6, 2024
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 6, 2024
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 6, 2024
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 6, 2024
Donald A. Stewart

/s/ Praveen Maheshwari	(Director)	Date: May 6, 2024
Praveen Maheshwari