Form 10-K/A
period 2024-03-31
Novelis Inc.
filed 2024-06-24
CIK 1304280

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
As of June 21, 2024, the registrant had 600,000,000 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Novelis Inc. ("we," "our," "us," "Company," and "Novelis") for the year ended March 31, 2024 that was originally filed with the Securities and Exchange Commission (the "SEC") on May 6, 2024 (the "Original Filing"), and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
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

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Executive Vice President, Chief Financial Officer
Tadeu Nardocci	Executive Vice President and Interim President, Novelis North America
Emilio Braghi	Executive Vice President and President, Novelis Europe
HR Shashikant	Executive Vice President, Chief Human Resources Officer
Compensation Committee and Role of Management
The Compensation Committee (the "Compensation Committee") of our Board of Directors (the "Board") is responsible for approving compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Compensation Committee acts pursuant to a charter approved by the board of directors. Our Chief Human Resources Officer serves as the primary management liaison officer for the Compensation Committee. Our human resources and legal departments provide assistance to the Committee in the administration of the Committee's responsibilities.
Our named executive officers have no direct role in setting their own compensation. The Compensation Committee meets with members of our management team to evaluate performance against pre-established goals, and management makes recommendations to the Board regarding budgets, production and sales forecasts and other information, which affect certain goals. The Compensation Committee may seek input from our senior management concerning individual performance, expected future contributions and compensation matters generally.
Management assists the Compensation Committee by providing information needed or requested by the Compensation Committee (such as our performance against budget and objectives, historical compensation, compensation expense, current Company policies and programs, country-specific compensation practices, peer group metrics and peer group target pay levels) and by providing input and advice regarding potential changes to compensation programs and policies and their impact on the Company and its executives.
The Compensation Committee (1) meets annually and reviews prior year performance and approves the distribution of short-term incentive and long-term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short-term incentive targets for executives for the current year, and (3) recommends to the Board the form of long-term incentive award vehicles and vesting performance criteria for the current cycle of the program. The Compensation Committee may employ alternative practices when appropriate under the circumstances.
During the fourth quarter of fiscal 2024, the Compensation Committee independently engaged WTW as its third-party compensation consultant to provide advice and support with respect to compensation-related matters for fiscal 2025. In addition, management worked with Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer's analysis with the Compensation Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.
For executive compensation benchmarking purposes, we focus on major companies in the manufacturing and materials sectors having revenues in excess of $2 billion. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management's most recent compensation competitive analysis in March 2024 consisted of the following companies:

Air Products & Chemicals Inc.	Crown Holdings	Reliance Steel & Aluminum Co
Alcoa Corp	Eastman Chemical Co	Steel Dynamics
Ball Corp	International Paper Company	United States Steel Corp
Cleveland-Cliffs Inc.	Nucor Corporation	WestRock Company
Commercial Metals Company	PPG Industries Inc.

The Compensation Committee retains discretion to set an individual executive's compensation in recognition of the need for flexibility under a particular circumstance. As a result, compensation for an executive may differ significantly from the survey or peer group data and may be influenced by factors including cumulative impact of performance, experience and potential, retention needs, job position and/or tenure. In addition, macroeconomic conditions may influence compensation decisions, including incentive pay decisions, as the Compensation Committee aligns its focus with the financial needs of the business in times of uncontrollable macroeconomic forces.
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
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive's actual compensation should be linked directly to the Company's financial performance and each individual's personal contribution. Consequently, a substantial portion of an executive's total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual's total direct compensation that is based upon these performance objectives and financial goals should increase as the individual's business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices. The portion of Total Target Compensation that is at risk is:
◦88% for the CEO
◦72% on average for the other named executive officers
•A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance-Based Awards: We believe a long-term stake in the sustained financial performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. The portion of Total Target Compensation that is comprised of long-term compensation is:
◦71% for the CEO
◦48% on average for the other named executive officers
Key Elements of Our Compensation Program
Our compensation program consists of three key elements: base pay, short-term (annual) incentives, and long-term incentives. The Compensation Committee reviews these compensation elements annually. The Compensation Committee also compares the competitiveness of these key elements to companies in our peer group and/or to available compensation survey market data. Our objective for named executive officers is to pay within the competitive range for all compensation elements, based on factors such as time in role, experience, potential and performance.
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
•The Compensation Committee retains the discretion to adjust, up or down, annual incentives earned based on Company financial performance or business uncertainties that may arise in a particular fiscal year as well as the Compensation Committee's subjective assessment of individual performance.
Our Compensation Committee and Board, after input from management, normally approve our fiscal year Annual Incentive Plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company's Adjusted EBITDA; (2) the Company's Adjusted Free Cash Flow; (3) the Company's global safety record; and (4) the executive's individual performance in recognition of each individual's unique job responsibilities and annual objectives.
"Adjusted EBITDA" generally means Adjusted EBITDA as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2024, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow. "Adjusted Free Cash Flow" generally means Adjusted Free Cash Flow as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2024, before capital expenditures, working capital financing and other adjustments as determined by the Compensation Committee. "Global Safety" is generally based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. Each AIP metric will normally have a threshold, target and maximum payout and impact a varying portion of the total annual incentive, which for fiscal 2024 was as follows:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA	45%	85%	60%	100%	100%	110%	200%
Adjusted Free Cash Flow	45%	60%	50%	100%	100%	140%	200%
Global Safety (1)	10%	n/a	50%	100%	100%	n/a	200%
Individual Performance Multiplier			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)For fiscal 2024, the threshold DAFW was set at 0.18, the target was set at 0.13, and the maximum was set at 0.08.
Performance results between threshold level and target level or between target level and maximum level are determined by means of straight line interpolation. As an additional overriding condition, overall Novelis Adjusted EBITDA performance for the fiscal year must be at least 75% of the fiscal year target in order for an incentive to be payable. The Compensation Committee has the discretion to adjust an AIP payout either up or down from the payout amount determined based on the attainment of performance goals.

For fiscal 2024, the Company achieved its Adjusted EBITDA target, overachieved its Adjusted Free Cash Flow target, and met its Global Safety target.
For certain participants identified by the Compensation Committee, an inventory days modifier is applied to the Adjusted Free Cash Flow measure. The payout on this measure may increase or decrease by up to 30% based on performance against inventory days targets. The Compensation Committee, in its discretion, waived the inventory days modifier for fiscal 2024 because it observed that flexibility in managing inventory and the opportunities resulting from it far outweigh the need for strict inventory days controls.
The table below displays the 2024 AIP performance objectives and their weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Payout Percentage	Weighted Payout
Adjusted EBITDA	45%	$1,966	$1,962	99.8%	99.4%	45%
Adjusted Free Cash Flow(1)	45%	$1,318	$1,469	111%	129%	58%
Global Safety(2)	10%	0.13	0.13	100%	100%	10%
Total Performance Score						113%
________________________
(1)For Messrs. Fisher, Ahuja, and Braghi, Adjusted Free Cash Flow is subject to an inventory days modifier. For fiscal 2024, the Compensation Committee waived the inventory days modifier, therefore, the payout of the Adjusted Free Cash Flow portion of the AIP calculation remains 129%.
(2)For Mr. Fisher, payout for the entire global safety performance metric for the region in which a fatality occurs will be 0% if a fatality occurs during the fiscal year. There were no fatalities during fiscal 2024 so he received the full safety score.

The "2024 AIP Payout" column in the table below shows the final amounts to be paid under our 2024 AIP (based on final business performance score and individual performance multipliers), which are also shown in the Summary Compensation Table.

Name	Target Incentive as Percentage of Salary	Target Incentive ($)	Total Business Performance Score	Payout Before Individual Multiplier	Individual Performance Multiplier	2024 AIP Payout ($)
Steven Fisher	140%	1,694,000	113%	1,914,220	100%	1,914,220
Devinder Ahuja	85%	612,850	113%	692,521	115%	796,399
Tadeu Nardocci (1)	65%	592,744	113%	669,801	115%	770,271
Emilio Braghi	65%	372,851	113%	421,322	105%	442,388
HR Shashikant	60%	364,800	113%	412,224	100%	412,224
________________________
(1)Reflects Mr. Nardocci’s target incentive of 65% of his base salary plus an additional target opportunity of $375,000 to recognize his additional service and responsibilities as Interim President of North America.
The AIP provides that a prorated incentive is payable on an executive's death, disability or retirement, on an involuntary termination of employment following a change in control of the Company or the executive's involuntary termination without cause. On any other termination of employment, unvested awards are forfeited.
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
The Company maintains a long-term incentive plan (the "LTIP"). In prior fiscal years, including fiscal 2024, the Compensation Committee determined that LTIP payouts should continue to be tied equally to Hindalco stock performance and to Novelis-specific performance over a three-year performance cycle. The Compensation Committee has previously determined that the following forms of awards should be used under the LTIP: Hindalco stock appreciation rights ("Hindalco SARs"), Hindalco restricted stock units ("Hindalco RSUs") and Novelis Performance Units ("Novelis PUs").

Long-Term Incentive Type	Weighting	Performance Measure	Vesting Schedule	Threshold	Maximum
Hindalco SARs	20%	Hindalco Share Price	3 year pro rata	Must achieve 75% of EBITDA	300%
Hindalco RSUs	30%	Hindalco Share Price	3 year pro rata	None	300%
Novelis PUs	50%	Return on Capital Employed	3 year cliff vest	50%	200%
For the Hindalco SARs, which have historically comprised 20% of the executive's LTIP, the fiscal 2024 results of Adjusted EBITDA were above the threshold of 75%. Each Hindalco SAR is to be settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise, based on the closing price of a Hindalco share, as published by the National Stock Exchange (NSE) on the exercise date. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Except as provided below, a participant may exercise a vested Hindalco SAR that is in the money before the end of the term, and a vested Hindalco SAR for U.S. taxpayers will automatically be exercised when the maximum value is achieved.
Hindalco RSUs have historically comprised 30% of the executive's LTIP opportunity and are not subject to performance criteria. Each Hindalco RSU will be settled in cash within 90 days following the applicable anniversary vesting date, based on the average of the high and low prices of a Hindalco share, as published by the NSE on the vesting date. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant.

Neither Hindalco SARs nor Hindalco RSUs transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs comprise the remaining portion (50%) of the executive's LTIP and vest on the third anniversary following the date of award subject to the executive's continued service with the Company through such date (except as provided below). Following the close of the three-year performance period, the number of units earned will be calculated based on the Company's average return on capital employed or "ROCE" (which is the Company's net operating profit after tax divided by the fiscal year average capital employed, which means book debt, plus book equity, plus goodwill impairment, less certain cash and plus new impairment impacting equity) over the performance period. Performance results between threshold level (50%) and target level (100%) or between target level and maximum level (200%) are determined by means of straight line interpolation. In the event that the Company completes a significant strategic transaction during the performance period, the Compensation Committee may modify the ROCE targets. Novelis PUs are settled in cash within two fiscal quarters following vesting and Compensation Committee approval of performance, but in no event later than March 15th of the year following the end of the performance period.
The ROCE target for the Novelis PUs with a performance period beginning April 1, 2021 and ending March 31, 2024 was 14.3%. The Compensation Committee determined that ROCE results of 11.9% did not meet the threshold of 12.8% and therefore there was no payout (reported in the Summary Compensation Table below as the "2022 LTIP"). Currently, there are three outstanding three-year performance cycles for the Novelis PUs as follows: April 1, 2022 to March 31, 2025, April 1, 2023 to March 31, 2026 (these grants are reported in the Grants of Plan-Based Awards in Fiscal 2024 below), and April 1, 2024 to March 31, 2027.
Under the LTIP for fiscal 2024, and consistent with prior years, Hindalco SARs, Hindalco RSUs and Novelis PUs are treated as follows on an executive's termination of employment or in connection with a change in control:
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
b.Retirement. On an executive's "retirement" after the first anniversary of the grant date, all unvested Hindalco SARs will continue to vest and remain exercisable until the third anniversary of the retirement date, and all vested Hindalco SARs are exercisable until the end of the term. If the executive’s retirement is before the first anniversary of the grant date, all unvested Hindalco SARs are forfeited. All Hindalco RSUs will vest on a prorated basis, and all vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date. All Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period, subject to achievement of the performance thresholds.
c.Involuntary Termination Without Cause Related to a Change in Control. Upon an involuntary termination of employment without cause within 12 months after a change in control, all Hindalco SARs will be vested and deemed exercised and settled as soon as practicable; and all Hindalco RSUs will vest and be settled within 90 days after the termination of employment. Novelis PUs will vest on a prorated basis and will be settled at the end of the performance period at the same time as other PUs, subject to achievement of the performance thresholds.
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
Mr. Nardocci resides in Brazil and is entitled to benefits under the Fundo de Garantia de Tempo de Servico (“FGTS”), which is a government-sponsored severance indemnity fund. Under the FGTS, the Company is required to contribute an amount equal to 8% of Mr. Nardocci’s monthly gross salary into an account for his benefit. The funds contributed to FGTS will become available to Mr. Nardocci when he is terminated from employment without cause, retires or becomes disabled.
We have also entered into an offer letter with Emilio Braghi that provides that the Company will pay their moving expenses in accordance with the Company's domestic and foreign policy for Mr. Braghi, his family and their household goods and furniture if employment is terminated by either Mr. Braghi for good reason or at the Company's option.
See the Potential Payments Upon Termination or Change in Control table below for further information.
Compensation Risk Assessment
The Compensation Committee reviewed the Company's executive compensation policies and practices relating to the current fiscal year, and determined that the Company's executive compensation programs are not reasonably likely to have a material adverse effect on the Company. Our compensation programs contain design features that mitigate the incentive for our employees, including named executive officers, to take unreasonable risks in managing the business, which include:
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
•Goals that are not unreasonable and that are approved by the Compensation Committee on an annual basis and goals with no excessive payout opportunities at certain performance levels that may encourage short-term decisions and actions to meet payout thresholds;
•Oversight of the compensation programs by the Compensation Committee and multiple functions within the Company and at various levels within the functions to gain different viewpoints and prevent a small number of people to be exclusively involved in compensation decisions; and
•Advice from expert outside advisors regarding the design of the compensation program.
Based on its review, the Compensation Committee determined that the Company's compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2024.
The foregoing report is provided by the following directors, who constitute the Compensation Committee:
Dr. Thomas M. Connelly, Jr., Chairman
Mr. Satish Pai
Mr. Praveen Maheshwari

Summary Compensation Table
The "Summary Compensation Table" below sets forth information regarding compensation for our named executive officers for fiscal 2024 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars, as adjusted by the March 31, 2024 exchange rate. Cash payments made to Messrs. Nardocci and Braghi were made in Brazilian real and Swiss francs, respectively. All cash amounts paid to Messrs. Fisher, Ahuja and Shashikant were made in U.S. dollars.

Name	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value ($)	All Other Compensation ($)(4)	Total Compensation ($)
Steven Fisher	2024	1,195,000	—	1,920,000	1,980,000	1,914,220	—	277,622	7,286,842
	2023	1,137,500	—	1,740,000	1,860,000	4,118,200	—	260,971	9,116,671
	2022	1,087,500	—	1,740,000	1,860,000	5,666,810	—	308,669	10,662,979
Devinder Ahuja	2024	715,750	—	540,000	560,000	796,399	—	139,569	2,751,718
	2023	690,850	—	540,000	560,000	1,018,900	—	117,237	2,926,987
	2022	652,550	—	330,000	420,000	1,386,919	—	108,180	2,897,649
Tadeu Nardocci	2024	329,511	150,000	210,000	140,000	770,271	—	365,753	1,965,535
Emilio Braghi	2024	569,438	—	240,000	160,000	442,388	—	199,002	1,610,828
	2023	544,303	—	225,000	150,000	708,985	—	198,239	1,826,527
	2022	522,392	—	243,750	162,500	994,256	—	194,654	2,117,552
HR Shashikant	2024	603,250	—	228,000	152,000	412,224	—	134,235	1,529,709
	2023	575,500	—	228,000	152,000	702,380	—	168,752	1,826,632
	2022	526,250	—	227,502	151,668	882,579	—	179,781	1,967,780
________________________
(1)For Mr. Nardocci, this amount represents payment for his additional responsibilities as Interim President of North America.
(2)These amounts reflect the grant date fair value of the Hindalco RSUs and Hindalco SARs granted under our LTIP, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found under the captions "Share-Based Compensation" in Note 13 in our 2024 Annual Report on Form 10-K.
(3)Includes cash awards to be paid under the 2024 AIP. The Novelis PUs granted under our 2022 LTIP (covering fiscal 2022 through 2024) have a value of $0, such that no cash awards were payable in connection with Novelis PUs.
(4)The amounts shown in this column reflect the values from the All Other Compensation table below.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Non-qualified Plans ($)(1)(2)(3)	Group Life Insurance ($)(4)	Relocation, Assignee and Housing Related Payments ($)(5)(6)(7)	Other Perquisites and Personal Benefits ($)(8)(9)(10)	Other Payments ($)(11)	Total ($)
Steven Fisher	208,137	5,040	—	64,445	—	277,622
Devinder Ahuja	85,390	3,555	—	50,624	—	139,569
Tadeu Nardocci	164,979	486	190,035	10,253	—	365,753
Emilio Braghi	128,226	—	13,366	50,692	6,718	199,002
HR Shashikant	68,794	2,993	6,317	56,131	—	134,235
________________________
(1)For Messrs. Fisher, Ahuja, and Shashikant this amount includes (i) the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) up to 9.5% of their eligible compensation and (ii) the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of their compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($330,000 for the 2023 calendar year).
The detail for Messrs. Fisher, Ahuja, and Shashikant is as follows:
Mr. Fisher - tax qualified defined Company contribution $32,777; Supplemental Executive Retirement Plan Company contributions $175,360
Mr. Ahuja - tax qualified defined Company contribution $14,274; Supplemental Executive Retirement Plan Company contributions $71,116
Mr. Shashikant - tax qualified defined Company contribution $19,855; Supplemental Executive Retirement Plan Company contributions $48,939
(2)For Mr. Nardocci this amount represents the company contributions: (i) defined contribution plan $55,669 and (ii) the FGTS $109,310.
(3)For Mr. Braghi, this amount represents: (i) $28,456, which is the amount the Company contributed to the Gemini Basis Plan equal to 13.8% of Mr. Braghi's insured salary; and (ii) $99,770, which is the amount the Company contributed to the Gemini Supplemental Plan equal to 23% of Mr. Braghi's insured salary.
(4)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(5)For Mr. Nardocci, this amount includes $91,435 for expatriate expenses, $67,145 related to tax payments for foreign assignment that will be reimbursed by Mr. Nardocci in FY2025 and $22,824 for home leave. The remaining amount is for airfare and per diem allowance.
(6)For Mr. Braghi, this amount includes $13,366 related to tax payments for foreign assignment.
(7)For Mr. Shashikant, this amount includes $3,000 for expatriate expenses and $3,317 related to tax payments for foreign assignment.
(8)For Messrs. Fisher, Ahuja, and Shashikant this amount includes (i) an executive flexible allowance, (ii) a home security system and (iii) an executive physical, if utilized. The amounts for the executive flexible allowance are $60,000, $50,000 and $48,000 for Messrs. Fisher, Ahuja, and Shashikant respectively. For Mr. Shashikant, this amount also includes fees related to tax planning/preparation. The remaining amounts are comprised of payments for a home security system and an executive physical, if utilized.
(9)For Mr. Nardocci, this amount represents payments made for expenses related to a company automobile, other transportation, medical and dental coverage, and tax planning.
(10)For Mr. Braghi, this amount includes $19,959 for an auto lease and $19,673 for medical coverage. The remaining amount is for payments for fuel costs, tax planning/preparation and auto insurance coverage.
(11)For Mr. Braghi, this amount represents payments for a Swiss child and family allowance, Company-paid lunches, long-term sickness coverage, and voluntary accident insurance coverage. For Mr. Nardocci, this amount consists of amounts contributed by the Company to FGTS.

Grants of Plan-Based Awards in Fiscal 2024
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2024. The awards are comprised of:
•cash awards granted under the AIP (awards can range between 0% and 200% of target); and
•Hindalco SARs, Hindalco RSUs and Novelis PUs granted under the LTIP for the fiscal 2024 to fiscal 2026 three-year performance period
The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

Name	Award Type	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)
Steven Fisher	AIP	6/6/2023	—	1,694,000	3,388,000	—	—	—	—
	Hindalco RSU	6/6/2023	—	—	—	379,176	—	—	1,920,000
	Hindalco SAR	6/6/2023	—	—	—	—	939,739	5.06	1,980,000
	Novelis PU	6/6/2023	1,600,000	3,200,000	6,400,000	—	—	—	—
Devinder Ahuja	AIP	6/6/2023	—	612,850	1,225,700	—	—	—	—
	Hindalco RSU	6/6/2023	—	—	—	106,644	—	—	540,000
	Hindalco SAR	6/6/2023	—	—	—	—	265,785	5.06	560,000
	Novelis PU	6/6/2023	450,000	900,000	1,800,000	—	—	—	—
Tadeu Nardocci	AIP	6/6/2023	—	592,744	1,185,488	—	—	—	—
	Hindalco RSU	6/6/2023	—	—	—	41,473	—	—	210,000
	Hindalco SAR	6/6/2023	—	—	—	—	66,447	5.06	140,000
	Novelis PU	6/6/2023	175,000	350,000	700,000	—	—	—	—
Emilio Braghi	AIP	6/6/2023	—	372,851	745,702	—	—	—	—
	Hindalco RSU	6/6/2023	—	—	—	47,397	—	—	240,000
	Hindalco SAR	6/6/2023	—	—	—	—	75,939	5.06	160,000
	Novelis PU	6/6/2023	200,000	400,000	800,000	—	—	—	—
HR Shashikant	AIP	6/6/2023	—	364,800	729,600	—	—	—	—
	Hindalco RSU	6/6/2023	—	—	—	45,028	—	—	228,000
	Hindalco SAR	6/6/2023	—	—	—	—	72,142	5.06	152,000
	Novelis PU	6/6/2023	190,000	380,000	760,000	—	—	—	—
________________________
(1)Mr. Nardocci's AIP Target and Maximum includes a supplemental amount related to his additional assignment as Interim President of North America. The AIP target for his primary assignment is $217,744 and the supplemental amount is $375,000. The AIP maximum for his primary assignment is $435,488 and the supplemental maximum is $750,000.
(2)Figures reflect the grant date fair value of the equity awards reported in the previous columns determined pursuant to FASB ASC Topic 718.

Outstanding Equity Awards as of March 31, 2024
The following table provides information with respect to unexercised Hindalco SARs, whether vested or unvested, and unvested Hindalco RSUs held by our named executive officers as of March 31, 2024. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

		Hindalco SARs				Hindalco RSUs
Name	LTIP Year (1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	FY2024	—	939,739	5.06	6/6/2030	379,176	2,614,444
	FY2023	275,306	550,611	5.30	6/3/2029	218,964	1,605,689
	FY2022	562,242	281,119	5.33	6/8/2028	108,874	849,976
Devinder Ahuja	FY2024	—	265,785	5.06	6/6/2030	106,644	735,318
	FY2023	82,888	165,775	5.30	6/3/2029	67,954	498,315
	FY2022	20,479	63,479	5.33	6/8/2028	20,649	161,206
Tadeu Nardocci	FY2024	—	66,447	5.06	6/6/2030	41,473	285,959
	FY2023	20,722	41,444	5.30	6/3/2029	26,426	193,785
	FY2022	—	22,922	5.33	6/8/2028	14,234	111,124
Emilio Braghi	FY2024	—	75,939	5.06	6/6/2030	47,397	326,806
	FY2023	14,203	44,404	5.30	6/3/2029	28,314	207,630
	FY2022	11,061	24,559	5.33	6/8/2028	15,252	119,072
HR Shashikant	FY2024	—	72,142	5.06	6/6/2030	45,028	310,471
	FY2023	22,499	44,996	5.30	6/3/2029	28,692	210,402
	FY2022	45,848	22,922	5.33	6/8/2028	14,234	111,124
________________________
(1)FY2024 represents awards granted on June 6, 2023, that vest in equal installments on each of June 6, 2024, June 6, 2025, and June 6, 2026. FY2023 represents awards granted on June 3, 2022, that vest in equal installments on each of June 3, 2023, June 3, 2024 and June 3, 2025. FY2022 represents awards granted on June 8, 2021 that vest in equal installments on each of June 8, 2022, June 8, 2023 and June 8, 2024.
Option Exercises and Stock Vested in Fiscal 2024
The table below sets forth the information regarding Hindalco SARs that were exercised and Hindalco RSUs that were settled during the fiscal year. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the last day of the month before the award was settled.

	Hindalco SARs		Hindalco RSUs
Name	Number of Shares Acquired on Exercise, but Settled in Cash (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting, but Settled in Cash (#)	Value Realized on Vesting ($)(2)
Steven Fisher	803,886	1,459,995	525,992	2,665,550
Devinder Ahuja	153,121	273,165	118,718	604,330
Tadeu Nardocci	122,932	237,367	72,313	364,253
Emilio Braghi	179,243	309,987	77,477	390,264
HR Shashikant	77,084	139,998	73,445	370,412
________________________
(1)The dollar amount realized on exercise is determined by multiplying the number of shares of stock underlying the Hindalco SARs being exercised by the fair market value of Hindalco stock underlying the Hindalco SARs on the exercise date, less the exercise price. The fair market value of the Hindalco stock is based on the closing price of a Hindalco share, as published by NSE on the exercise date. If a Hindalco SAR is exercised when NSE is closed, then the closing price on the preceding date NSE was open is used.
(2)The dollar amount realized on vesting is determined by multiplying the number of shares of stock underlying the Hindalco RSUs that vested during fiscal 2024 by the fair market value of Hindalco stock underlying the Hindalco RSUs on the vesting date. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by NSE on the vesting date. If a Hindalco RSU becomes vested when NSE is closed, then the value of each Hindalco RSU will be the average of the next available day's high and low prices.

Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan for fiscal 2024. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, 75% of their base salary and annual incentive pay (including the AIP payout (not to exceed 100% of target) and up to 75% of the payout from settled PUs) that otherwise may not be deferred under the Company's tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations. For fiscal 2024, the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan an amount equal to 9.5% of participants' compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($330,000 for the 2023 calendar year). Participants elect to notionally invest their account balances among a variety of investment options in an array of asset classes, and earnings are based on the equivalent returns from the elected investment options. Because the plan does not provide above market, fixed rates of return, earnings or losses under the plan are not included in the "Summary Compensation Table" above. Accounts are payable on a date specified by the participant or upon the participant’s separation from service. Participants elect the form of distribution of their accounts at enrollment, which distributions may be paid in a lump sum or annual installments from two to ten years. Company contributions vest after three years of service but become 100% vested upon a participant’s death or disability, a change in control or a permanent workforce reduction. Participants’ accounts attributable to Company contributions are paid in five annual installments or a lump sum, depending on the value of the account.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Steven Fisher	—	175,360	395,472	—	2,987,738
Devinder Ahuja	58,235	71,116	290,623	—	2,671,034
HR Shashikant	—	48,939	274,675	—	2,151,349
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
Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2024, upon: (i) retirement, (ii) involuntary termination of employment by the Company without cause or by the executive for good reason, (iii) involuntary termination of employment by the Company without cause or by the executive for good reason in connection with a change in control, (iv) upon the executive's death or disability, or (v) voluntary termination or termination with cause. This section, however, does not reflect any payments or benefits that would be paid or provided to our salaried employees generally including accrued salary and vacation pay, regular retirement plan benefits, or normal retirement, death or disability benefits that are payable under plans that do not discriminate in favor of the named executive officers in scope, terms or operation. See Employment-Related Agreements above for a discussion of change in control and severance compensation arrangements for our named executive officers.

Name	Type of Payment	Retirement ($) (9)	Termination Without Cause or With Good Reason ($)	CIC-related Termination Without Cause or With Good Reason ($)	Death or Disability ($)	Voluntary Termination or Termination With Cause ($)
Steven Fisher	Short-Term Incentive Pay(1)	—	1,914,220	1,694,000	1,914,220	—
	Long-Term Incentive Plan(2)	—	11,021,075	13,812,560	13,812,560	—
	Severance(3)	—	3,000,000	5,808,000	—	—
	Retirement plans(4)	—	208,137	416,274	—	—
	Continuation of health coverage(5)	—	44,497	52,349	—	—
	Continued group life insurance coverage(6)	—	5,040	10,080	—	—
	Total	—	16,192,969	21,793,263	15,726,780	—
Devinder Ahuja	Short-Term Incentive Pay(1)	796,399	796,399	612,850	796,399	—
	Long-Term Incentive Plan(2)	2,695,274	2,845,191	3,641,146	3,641,146	—
	Severance(3)	—	1,320,000	2,667,700	—	—
	Retirement plans(4)	—	85,390	170,781	—	—
	Continuation of health coverage(5)	—	32,391	38,107	—	—
	Continued group life insurance coverage(6)	—	3,554	7,108	—	—
	Total	3,491,673	5,082,925	7,137,692	4,437,545	—
Tadeu Nardocci	Short-Term Incentive Pay(1)	770,271	770,271	592,744	770,271	—
	Long-Term Incentive Plan(2)	1,201,759	1,238,319	1,508,609	1,508,609	—
	Severance(3)(7)	755,368	755,368	2,610,837	755,368	—
	Retirement plans(4)	—	—	3,117,188	—	—
	Continuation of health coverage(5)	9,607	9,607	19,215	—	—
	Continued group life insurance coverage(6)	—	—	—	—	—
	Total	2,737,005	2,773,565	7,848,593	3,034,248	—
Emilio Braghi	Short-Term Incentive Pay(1)	442,388	442,388	372,851	442,388	—
	Long-Term Incentive Plan(2)	1,304,990	1,348,331	1,651,971	1,651,971	—
	Severance(3)(8)	—	28,500	1,892,934	—	—
	Retirement plans(4)	—	—	256,452	—	—
	Continuation of health coverage(5)	—	—	39,346	—	—
	Continued group life insurance coverage(6)	—	—	—	—	—
	Total	1,747,378	1,819,219	4,213,554	2,094,359	—
HR Shashikant	Short-Term Incentive Pay(1)	412,224	412,224	364,800	412,224	—
	Long-Term Incentive Plan(2)	1,260,467	1,300,418	1,593,088	1,593,088	—
	Severance(3)	—	—	1,945,600	—	—
	Retirement plans(4)	—	—	137,588	—	—
	Continuation of health coverage(5)	—	—	34,899	—	—
	Continued group life insurance coverage(6)	—	—	5,985	—	—
	Total	1,672,691	1,712,642	4,081,960	2,005,312	—
________________________
(1)These amounts reflect the executives' actual AIP payment for fiscal 2024, or the annual incentive target in the case of CIC.
(2)These amounts reflect the estimated value of the vested Hindalco SARs, Hindalco RSUs and Novelis PUs granted pursuant to our LTIP as follows: (i) with respect to the Hindalco SARs and Hindalco RSUs, estimated using the price per share of Hindalco stock on March 31, 2024 and (ii) with respect to the Novelis PUs, estimated using the applicable target award.
(3)These amounts are estimates of payments that would be paid pursuant to our CIC Plan, the executive's offer letter or local law and practice, as applicable.
(4)The retirement benefit represents 12 months (or 24 months in the case of a change in control severance) of additional benefit accrual or contribution credit, as applicable, under our tax-qualified and non-qualified retirement plans. This benefit equals the expected contributions that the Company would make to its qualified and non-qualified retirement plans in which the executive participates for 12 months (or 24 months in the case of a change in control severance), as determined by the Company.
(5)This amount is intended to assist the executive in paying post-employment health coverage for 12 months (or 24 months in the case of a change in control severance).
(6)This amount represents the estimated value of 12 months (or 24 months in the case of a change in control severance) of additional coverage under our group and executive life insurance plans.
(7)These amounts represent $755,368 in legal severance that Mr. Nardocci would be entitled to under the FGTS for a termination without cause, retirement, or upon disability. Such amounts would be made in Brazilian real. The U.S. dollar amount included above was adjusted based on the March 31, 2024 exchange rate the of Brazilian real.
(8)This amount represents $28,500, which is the estimated cost of moving expenses that may be payable to Mr. Braghi, at the discretion of his manager, in connection with his relocation from Switzerland to Italy following termination of employment.
(9)These amounts are estimates of payments that would be paid to executives if they meet the criteria for Retirement based on the respective Plan Documents for AIP and LTIP. Only Mr. Ahuja, Mr. Nardocci, Mr. Braghi, and Mr. Shashikant are eligible for Retirement on March 31, 2024.

An executive is required to sign a general release of claims against the Company as a condition to receiving the payments and benefits described above. Each agreement also contains a non-competition and non-solicitation provision, which prohibits the executive from competing with us or soliciting our customers, suppliers or employees for a period of 24 months following termination of employment.
Director Compensation for Fiscal 2024
The Chairman of our Board is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other non-employee directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if they are a member of our Audit Committee. Directors' fees are ordinarily paid in quarterly installments. Since July 2008, our Chairman, Mr. Birla, has declined to receive the director compensation to which he is entitled.
The table below sets forth the total compensation earned by our directors for fiscal 2024. In addition, all directors receive reimbursement for out of pocket expenses associated with attending Board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Clarence J. Chandran(1)	129,167
Gary Comerford	155,000
Thomas M. Connelly	150,000
Satish Pai	150,000
Vikas Sehgal	150,000
Donald A. Stewart	175,000
Praveen Maheshwari(2)	137,500
Steven Fisher	—
________________________
(1)Mr. Chandran retired from the Board in January 2024, therefore, his fees earned reflects prorated compensation for the fourth quarter of fiscal 2024.
(2)Mr. Maheshwari was appointed to the Board on May 9, 2023, and his fees earned therefore reflects prorated compensation for the first quarter of fiscal 2024.
Compensation Committee Interlocks and Insider Participation
In fiscal 2024, until his departure in January 2024, Clarence J. Chandran was the Chairman of the Compensation Committee. The other Compensation Committee member during all or part of the year was Mr. Satish Pai. During fiscal 2024, none of our executive officers served as:
•a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on our Compensation Committee;
•a director of another entity, one of whose executive officers served on our Compensation Committee; or
•a member of the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as one of our directors.

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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))
3.3#	Certificate and Articles of Amendment, dated May 24, 2024
3.4	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
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

10.3*	Form of Severance Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 1, 2009 (File No. 001-32312))
10.4*#	Novelis Supplementary Pension Plan dated January 1, 2023 (Executive level plan for the benefit of Emilio Braghi)
10.5*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.6*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.7*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.8*
Offer Letter between Novelis Inc. and Antonio Tadeu Coelho Nardocci, dated March 21, 2024 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K on May 6, 2024 (File No. 001-32312))

10.9*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.10
Amendment No. 10 to Second Amended and Restated Credit Agreement, dated as of August 18, 2022, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 8, 2022 (File No. 001-32312))

10.11
Amendment No. 11 to Second Amended and Restated Credit Agreement, dated as of March 31, 2023, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on May 10, 2023 (File No. 001-32312))

10.12
Refinancing Amendment (Tranche A-2 Term Loans) to Credit Agreement, dated as of September 25, 2023, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., as Holdings, the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent, and as Collateral Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 7, 2023 (File No. 001-32312))

10.13
Amendment No. 12 to Second Amended and Restated Credit Agreement, dated as of April 26, 2024, among, inter alios , Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on May 6, 2024 (File No. 001-32312))

10.14
Amendment No. 8 to Credit Agreement, dated as of April 30, 2024, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on May 6, 2024 (File No. 001-32312))

10.15*#	Novelis Fiscal 2024 Executive Annual Incentive Plan
10.16*#	Novelis 2024 Executive Long-Term Incentive Plan
10.17*	Novelis 2023 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K/A filed on June 16, 2023 (File No. 001-32312))
10.18*	Novelis 2022 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
21.1	List of Subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on May 6, 2024 (File No. 001-32312))
31.1#	Section 302 Certification of Principal Executive Officer
31.2#	Section 302 Certification of Principal Financial Officer
32.1#	Section 906 Certification of Principal Executive Officer
32.2#	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 24, 2024