Form 10-Q
period 2024-06-30
Novelis Inc.
filed 2024-08-07
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
As of August 6, 2024, the registrant had 600,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 15 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2021	Fiscal year ended March 31, 2021
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ended March 31, 2024
fiscal 2025	Fiscal year ending March 31, 2025
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2024 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 6, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions, except earnings per share and number of shares	2024	2023
Net sales	$4,187	$4,091
Cost of goods sold (exclusive of depreciation and amortization)	3,481	3,501
Selling, general and administrative expenses	181	174
Depreciation and amortization	140	131
Interest expense and amortization of debt issuance costs	72	77
Research and development expenses	25	25
Restructuring and impairment expenses, net	19	3
Equity in net income of non-consolidated affiliates	(1)	(3)
Other expenses (income), net	60	(27)
	3,977	3,881
Income before income tax provision	210	210
Income tax provision	60	54
Net income	150	156
Net loss attributable to noncontrolling interests	(1)	—
Net income attributable to our common shareholder	$151	$156
Weighted average common shares outstanding - basic and diluted	600,000,000	600,000,000
Earnings per share - basic and diluted
Attributable to our common shareholder	$0.25	$0.26
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2024	2023
Net income	$150	$156
Other comprehensive (loss) income:
Currency translation adjustment	(22)	(16)
Net change in fair value of effective portion of cash flow hedges	(32)	167
Net change in pension and other benefits	(3)	(4)
Other comprehensive (loss) income before income tax effect	(57)	147
Income tax (benefit) provision related to items of other comprehensive (loss) income	(10)	42
Other comprehensive (loss) income, net of tax	(47)	105
Comprehensive income	103	261
Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	—
Comprehensive income attributable to our common shareholder	$104	$261
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$886	$1,309
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 and $7 as of June 30, 2024, and March 31, 2024, respectively)	2,021	1,760
— related parties	161	161
Inventories	2,755	2,515
Prepaid expenses and other current assets	148	152
Fair value of derivative instruments	91	45
Assets held for sale	1	1
Total current assets	6,063	5,943
Property, plant and equipment, net	5,849	5,741
Goodwill	1,073	1,074
Intangible assets, net	548	545
Investment in and advances to non-consolidated affiliates	903	905
Deferred income tax assets	146	143
Other long-term assets
— third parties	275	274
— related parties	2	3
Total assets	$14,859	$14,628

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$33	$33
Short-term borrowings	623	759
Accounts payable
— third parties	3,292	2,992
— related parties	285	280
Fair value of derivative instruments	201	144
Accrued expenses and other current liabilities	579	627
Total current liabilities	5,013	4,835
Long-term debt, net of current portion	4,859	4,866
Deferred income tax liabilities	244	253
Accrued postretirement benefits	537	559
Other long-term liabilities	293	305
Total liabilities	10,946	10,818
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of June 30, 2024, and March 31, 2024	—	—
Additional paid-in capital	1,108	1,108
Retained earnings	3,223	3,072
Accumulated other comprehensive loss	(428)	(381)
Total equity of our common shareholder	3,903	3,799
Noncontrolling interests	10	11
Total equity	3,913	3,810
Total liabilities and equity	$14,859	$14,628
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 3 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2024	2023
OPERATING ACTIVITIES
Net income	$150	$156
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	140	131
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(18)	(31)
Loss on sale or disposal of assets, net	1	—
Non-cash restructuring and impairment charges	15	—
Deferred income taxes, net	(1)	25
Equity in net income of non-consolidated affiliates	(1)	(3)
(Gain) loss on foreign exchange remeasurement of debt	(1)	1
Amortization of debt issuance costs and carrying value adjustments	3	4
Non-cash charges related to Sierre flooding	40	—
Other, net	3	1
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(284)	(200)
Inventories	(264)	(155)
Accounts payable	364	125
Other assets	1	(6)
Other liabilities	(74)	(80)
Net cash provided by (used in) operating activities	$74	$(32)
INVESTING ACTIVITIES
Capital expenditures	$(348)	$(333)
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(7)	6
(Outflows) proceeds from the settlement of derivative instruments, net	(2)	6
Other	3	4
Net cash used in investing activities	$(354)	$(317)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$50	$50
Principal payments of long-term and short-term borrowings	(55)	(35)
Revolving credit facilities and other, net	(134)	(115)
Net cash used in financing activities	$(139)	$(100)
Net decrease in cash, cash equivalents and restricted cash	(419)	(449)
Effect of exchange rate changes on cash	(8)	(8)
Cash, cash equivalents and restricted cash – beginning of period	1,322	1,511
Cash, cash equivalents and restricted cash – end of period	$895	$1,054

Cash and cash equivalents	$886	$1,041
Restricted cash (included in other long-term assets)	9	13
Cash, cash equivalents and restricted cash – end of period	$895	$1,054

Supplemental Disclosures:
Accrued capital expenditures as of June 30	$178	$126
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2023	600,000,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	156	—	—	156
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(16)	—	(16)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $43 included in other comprehensive (loss) income	—	—	—	—	124	—	124
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(3)	—	(3)
Balance as of June 30, 2023	600,000,000	$—	$1,208	$2,628	$(133)	$12	$3,715

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	151	—	—	151
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(22)	—	(22)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive (loss) income	—	—	—	—	(23)	—	(23)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(2)	—	(2)
Balance as of June 30, 2024	600,000,000	$—	$1,108	$3,223	$(428)	$10	$3,913
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
References herein to "Novelis," the "Company," "we," "our," or "us" refer to Novelis Inc. and its subsidiaries unless the context specifically indicates otherwise. References herein to "Hindalco" refer to Hindalco Industries Limited. Hindalco acquired Novelis in May 2007. All of the common shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco.
All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of June 30, 2024, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 31 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Basis of Presentation
The condensed consolidated balance sheet data as of March 31, 2024, was derived from the March 31, 2024, audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2024 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On June 30, 2024, and March 31, 2024, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $735 million and $612 million, respectively.
Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment expenses, net on our condensed consolidated statements of operations, include employee severance and benefit costs, impairments or accelerated depreciation of certain long-lived assets, and other costs associated with exit activities. In March 2024, the Company approved the plan to close the cold rolling and finishing plant in Buckhannon, West Virginia. The plant ceased substantially all operations in June 2024. As a result, in the first quarter of fiscal 2025, the Company recorded approximately $18 million in charges for restructuring activities related to the plant closure, which consisted primarily of charges for accelerated depreciation and employee-related restructuring expenses.

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
Share Split
The Company filed articles of amendment, effective May 24, 2024, to subdivide the Company's 1,100 issued and outstanding common shares into 600,000,000 issued and outstanding common shares. There was no change to the number of authorized shares and the par value to each common share as a result of the articles of amendment.
All shares and per share information included in the Company's statements of operations, balance sheets, statements of shareholder's equity, and the accompanying notes to the condensed consolidated financial statements has been retroactively adjusted to reflect the share split.
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

	Three Months Ended June 30,
in million, except earnings per share and number of shares	2024	2023
Numerator:
Net income	$150	$156
Less: Net (loss) income attributable to noncontrolling interests	(1)	—
Net income attributable to our common shareholder	$151	$156
Denominator:
Weighted average common shares outstanding - basic and diluted	600,000,000	600,000,000
Earnings per share - basic and diluted
Attributable to our common shareholder	$0.25	$0.26

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations ("ASU 2022-04"). This ASU requires a buyer in a supplier finance program to disclose qualitative and quantitative information about its supplier finance programs, including the key terms of the program, the amount of obligations outstanding at the end of the reporting period, and a description of where those obligations are presented in the balance sheet. On April 1, 2023, the Company adopted ASU 2022-04, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. The adoption of this guidance resulted in enhanced disclosures regarding these programs (see Supplier Finance Programs above) and did not have a material impact on our consolidated financial condition, results of operations, or cash flows.
We did not adopt any new accounting pronouncements during the three months ended June 30, 2024, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. INVENTORIES
Inventories consists of the following.

in millions	June 30, 2024	March 31, 2024
Finished goods	$619	$616
Work in process	1,250	1,158
Raw materials	592	451
Supplies	294	290
Inventories	$2,755	$2,515

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

in millions	June 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3	$4
Accounts receivable, net	7	10
Inventories	135	142
Prepaid expenses and other current assets	8	8
Total current assets	153	164
Property, plant and equipment, net	105	104
Goodwill	12	12
Deferred income tax assets	36	36
Other long-term assets	4	4
Total assets	$310	$320
LIABILITIES
Current liabilities:
Accounts payable	$148	$135
Accrued expenses and other current liabilities	29	34
Total current liabilities	177	169
Accrued postretirement benefits	104	121
Other long-term liabilities	2	2
Total liabilities	$283	$292

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2024, Novelis and Kobe both hold a 50% interest in UAL. During the three months ended June 30, 2024, and 2023, we made additional contributions to UAL in the amount of $9 million and $3 million, respectively.
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

	Three Months Ended June 30,
in millions	2024	2023
Net sales	$399	$396
Costs and expenses related to net sales	386	381
Income tax provision	3	4
Net income	$10	$11

Purchases of tolling services from Alunorf	$75	$77
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2024	March 31, 2024
Accounts receivable, net — related parties	$161	$161
Other long-term assets — related parties	2	3
Accounts payable — related parties	285	280
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2024, and 2023, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2024, and March 31, 2024, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
5. DEBT
Debt consists of the following.

	June 30, 2024				March 31, 2024
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.06%	$623	$—	$623	$759	$—	$759
Floating rate Term Loans, due September 2026	6.98%	744	(3)	741	746	(4)	742
Floating rate Term Loans, due March 2028	7.48%	484	(5)	479	485	(5)	480
3.25% Senior Notes, due November 2026	3.25%	750	(5)	745	750	(6)	744
3.375% Senior Notes, due April 2029	3.375%	536	(7)	529	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(18)	1,582	1,600	(18)	1,582
3.875% Senior Notes, due August 2031	3.875%	750	(8)	742	750	(8)	742
China Bank Loans, due August 2027	3.90%	53	—	53	53	—	53
Finance lease obligations and other debt, due through December 2031	4.38%	21	—	21	23	—	23
Total debt		$5,561	$(46)	$5,515	$5,706	$(48)	$5,658
Less: Short-term borrowings		(623)	—	(623)	(759)	—	(759)
Less: Current portion of long-term debt		(33)	—	(33)	(33)	—	(33)
Long-term debt, net of current portion		$4,905	$(46)	$4,859	$4,914	$(48)	$4,866
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2024, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2024, for our debt denominated in foreign currencies are as follows (in millions).

As of June 30, 2024	Amount
Short-term borrowings and current portion of long-term debt due within one year	$656
2 years	31
3 years	1,506
4 years	481
5 years	536
Thereafter	2,351
Total	$5,561
Short-Term Borrowings
As of June 30, 2024, our short-term borrowings totaled $623 million, which consisted of $375 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, and $48 million in short-term China loans (CNY 349 million). The weighted average interest rate on the short-term borrowings was 6.06% and 5.78% as of June 30, 2024, and March 31, 2024, respectively.
Term Loan Facility
In September 2023, Novelis amended the Term Loan Facility and borrowed $750 million of term loans (the "2023 Term Loans"). The proceeds of the 2023 Term Loan were used to repay the previously issued term loans due January 2025 (the "2020 Term Loans"). The 2023 Term Loans mature on September 25, 2026, are subject to 0.25% quarterly amortization payments and accrue interest at SOFR plus 1.65%.
In April 2024, the Company amended the Term Loan facility. The amendment makes certain changes that provide the Company with additional flexibility to operate its business.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of June 30, 2024, we were in compliance with the covenants of our Term Loan Facility.
ABL Revolver
In April 2024, the Company amended the ABL Revolver facility. The amendment makes certain changes that provide the Company with additional flexibility to operate its business, including with relation to fees on obligations denominated in foreign currencies.
As of June 30, 2024, we had $375 million in borrowings under the ABL Revolver and were in compliance with debt covenants. We utilized $63 million of the ABL Revolver for letters of credit. We had availability of $1.2 billion on the ABL Revolver, including $212 million of remaining availability that can be utilized for letters of credit.
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
As of June 30, 2024, we were in compliance with the covenants of our Senior Notes.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. SHARE-BASED COMPENSATION
During the three months ended June 30, 2024, we granted 1,678,791 Hindalco phantom RSUs and 1,440,152 Hindalco SARs. Total share-based compensation expense was $18 million for the three months ended June 30, 2024. Total share-based compensation expense was $6 million for the three months ended June 30, 2023. As of June 30, 2024, the outstanding liability related to share-based compensation was $38 million.
The cash payments made to settle all Hindalco SAR liabilities were $1 million and $3 million in the three months ended June 30, 2024, and 2023, respectively. Total cash payments made to settle RSUs were $14 million and $13 million in the three months ended June 30, 2024, and 2023, respectively. As of June 30, 2024, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $12 million and $28 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.5 years and 1.7 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2024	2023	2024	2023
Service cost	$5	$5	$—	$—
Interest cost	19	19	1	1
Expected return on assets	(19)	(19)	—	—
Amortization — losses, net	—	(1)	—	—
Amortization — prior service credit, net	(1)	—	(1)	(1)
Net periodic benefit cost(1)	$4	$4	$—	$—
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses, while all other cost components are recorded within other expenses (income), net.
The average expected long-term rate of return on all plan assets is 6.3% in fiscal 2025.
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

	Three Months Ended June 30,
in millions	2024	2023
Funded pension plans	$23	$2
Unfunded pension plans	4	4
Savings and defined contribution pension plans	18	16
Total contributions	$45	$22
During the remainder of fiscal 2025, we expect to contribute an additional $15 million to our funded pension plans, $13 million to our unfunded pension plans, and $43 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2024	2023
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(10)	$12
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	11	(8)
Currency losses, net	$1	$4

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2024
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$21	$—	$(89)	$—	$(68)
Currency exchange contracts	1	—	(33)	(3)	(35)
Energy contracts	1	—	(2)	—	(1)
Interest rate swap contracts	—	—	—	(1)	(1)
Net investment hedges
Currency exchange contracts	3	—	—	—	3
Total derivatives designated as hedging instruments	$26	$—	$(124)	$(4)	$(102)
Derivatives not designated as hedging instruments:
Metal contracts	$46	$2	$(59)	$(1)	$(12)
Currency exchange contracts	19	—	(18)	—	1
Total derivatives not designated as hedging instruments	$65	$2	$(77)	$(1)	$(11)
Total derivative fair value	$91	$2	$(201)	$(5)	$(113)

	March 31, 2024
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$—	$(56)	$(2)	$(55)
Currency exchange contracts	4	1	(13)	—	(8)
Energy contracts	1	—	(4)	—	(3)
Interest rate swap contracts	—	—	—	(2)	(2)
Total derivatives designated as hedging instruments	$8	$1	$(73)	$(4)	$(68)
Derivatives not designated as hedging instruments:
Metal contracts	$30	$—	$(53)	$(1)	$(24)
Currency exchange contracts	6	—	(17)	—	(11)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$37	$—	$(71)	$(1)	$(35)
Total derivative fair value	$45	$1	$(144)	$(5)	$(103)
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. These contracts are undesignated, with an average duration of one year.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of June 30, 2024, and March 31, 2024, the fair value of these contracts represented a liability of $7 million and a liability of $6 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	June 30, 2024	March 31, 2024
Hedge type
Purchase (sale)
Cash flow sales	(796)	(755)
Not designated	(283)	(306)
Total, net	(1,079)	(1,061)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1 billion in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2024, and March 31, 2024.
During the current fiscal year, we entered into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive (loss) income under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses (income), net. We had a total notional amount of $259 million in outstanding foreign currency forwards designated as net investment hedges as of June 30, 2024.
As of June 30, 2024, and March 31, 2024, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third quarter of fiscal 2025 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of June 30, 2024, and March 31, 2024, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 5 million MMBtu designated as cash flow hedges as of June 30, 2024, and the fair value was a liability of less than $1 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of $3 million. As of June 30, 2024, we had a notional of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2024, we had a notional of less than 1 million MMBtu and the fair value was a liability of less than $1 million. The average for all natural gas contracts is less than one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 5 million gallons designated as cash flow hedges as of June 30, 2024, and the fair value was liability of $1 million. There was a notional of 6 million gallons designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of less than $1 million. As of June 30, 2024, we had a notional of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2024, we had a notional of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended June 30
in millions	2024	2023
Derivative instruments not designated as hedges
Metal contracts	$15	$(24)
Currency exchange contracts	15	(11)
Loss (gain) recognized in other expenses (income), net	30	(35)
Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(1)	—	(1)
Total loss (gain) recognized in other expenses (income), net	$30	$(36)

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$11	$(8)
Realized losses (gains) on change in fair value of derivative instruments, net	26	(24)
Unrealized gains on change in fair value of derivative instruments, net	(7)	(4)
Total loss (gain) recognized in other expenses (income), net	$30	$(36)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $81 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended June 30,
in millions	2024	2023
Cash flow hedging derivatives
Metal contracts	$(120)	$226
Currency exchange contracts	(36)	8
Energy contracts	—	(1)
Interest rate swap contracts	2	—
Total cash flow hedging derivatives	$(154)	$233
Net investment derivatives
Currency exchange contracts	3	—
Total	$(151)	$233
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2024	2023
Cash flow hedging derivatives
Energy contracts(1)	$(2)	$(1)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	—	1	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(116)	69	Net sales
Currency exchange contracts	—	3	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	(4)	(5)	Net sales
Currency exchange contracts	(1)	(1)	Depreciation and amortization
Interest rate swap contracts	1	—	Interest expense and amortization of debt issuance costs
Total	$(122)	$66	Income before income tax provision
	32	(19)	Income tax provision (benefit)
	$(90)	$47	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended June 30, 2024, and 2023.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(22)	(113)	—	(135)
Amounts reclassified from accumulated other comprehensive loss, net	—	90	(2)	88
Net current-period other comprehensive loss	(22)	(23)	(2)	(47)
Balance as of June 30, 2024	$(362)	$(85)	$19	$(428)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(16)	171	(2)	153
Amounts reclassified from accumulated other comprehensive loss, net	—	(47)	(1)	(48)
Net current-period other comprehensive (loss) income	(16)	124	(3)	105
Balance as of June 30, 2023	$(309)	$119	$57	$(133)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2024, and March 31, 2024, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2024, and March 31, 2024. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2024		March 31, 2024
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$69	$(149)	$33	$(112)
Currency exchange contracts	23	(54)	11	(30)
Energy contracts	1	(2)	2	(5)
Interest rate swap contracts	—	(1)	—	(2)
Total level 2 instruments	$93	$(206)	$46	$(149)
Netting adjustment(1)	(60)	60	(32)	32
Total net	$33	$(146)	$14	$(117)
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

	June 30, 2024		March 31, 2024
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$2	$2	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,871	4,676	4,876	4,649

Additionally, our condensed consolidated balance sheet as of June 30, 2024, includes a note receivable in the amount of $42 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
12. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following.

	Three Months Ended June 30,
in millions	2024	2023
Sierre flood
Fixed asset charges	$30	$—
Inventory charges	10	—
Total Sierre flood	40	—
Currency losses, net(1)	1	4
Unrealized gains on change in fair value of derivative instruments, net(2)	(7)	(4)
Realized losses (gains) on change in fair value of derivative instruments, net(2)	26	(24)
Loss on sale or disposal of assets, net	1	—
Interest income	(8)	(7)
Non-operating net periodic benefit cost(3)	(1)	(1)
Other, net	8	5
Other expenses (income), net	$60	$(27)
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
On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations have been halted. As a result of this event, the Company recognized fixed asset charges of $30 million and inventory charges of $10 million during the three months ended June 30, 2024. As we continue to assess the physical condition of the plant's assets, we may incur additional losses in future periods. Additionally, we expect to incur costs related to repairs, clean-up, idle employees, and other costs related to this event until the operations are restored at the facility. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. INCOME TAXES
For the three months ended June 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes to the Brazilian real foreign exchange rate. For the three months ended June 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and income not subject to tax.

As of June 30, 2024, we had a net deferred tax liability of $98 million. This amount included gross deferred tax assets of approximately $1.3 billion and a valuation allowance of $698 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal years 2007 through 2022 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. During the three months ended June 30, 2024, certain estimates and assumptions associated with uncertain tax positions changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $72 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2024, and March 31, 2024, were $37 million and $38 million, respectively. Of the total $37 million as of June 30, 2024, $15 million is associated with an environmental reserve, $19 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of June 30, 2024, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of June 30, 2024, and March 31, 2024, were $2 million and $4 million, respectively. As of June 30, 2024, the $2 million is included within accrued expenses and other current liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $36 million as of June 30, 2024, and $40 million as of March 31, 2024. As of June 30, 2024, the $36 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
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
Novelis received a tax notification on July 11, 2024 requesting information for the calculated credits of COFINS in the amount of $43 million, related to the period from 2008 to 2014, and PIS and COFINS in the amount of $28 million, related to the period from 2015 to 2017. If the credits are not sufficiently validated per the request, a portion of the COFINS and PIS and COFINS credits may be disallowed. The Company believes it has sufficient documentation to support the use of the credits.

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
North America. Headquartered in Atlanta, Georgia, this segment operates 15 plants, including six with recycling operations, in two countries.
Europe. Headquartered in Küsnacht, Switzerland, this segment operates 10 plants, including five with recycling operations, in four countries.
Asia. Headquartered in Seoul, South Korea, this segment operates four plants, including two with recycling operations, in two countries.
South America. Headquartered in São Paulo, Brazil, this segment operates two plants, including one with recycling operations, in one country.
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2024 Form 10-K.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
June 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$533	$370	$—	$—	$903
Total assets	5,672	3,948	2,190	2,049	1,000	14,859

in millions
March 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$536	$369	$—	$—	$905
Total assets	5,411	4,049	2,206	2,050	912	14,628

in millions
Selected Operating Results Three Months Ended June 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,730	$1,168	$599	$580	$110	$4,187
Net sales – intersegment	—	9	117	33	(159)	—
Net sales	$1,730	$1,177	$716	$613	$(49)	$4,187

Depreciation and amortization	$58	$41	$23	$22	$(4)	$140
Income tax (benefit) provision	6	8	19	25	2	60
Capital expenditures	303	30	11	14	(10)	348

in millions
Selected Operating Results Three Months Ended June 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,732	$1,159	$597	$500	$103	$4,091
Net sales – intersegment	—	22	72	29	(123)	—
Net sales	$1,732	$1,181	$669	$529	$(20)	$4,091

Depreciation and amortization	$53	$41	$22	$20	$(5)	$131
Income tax (benefit) provision	(13)	13	8	16	30	54
Capital expenditures	275	27	22	15	(6)	333

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended June 30,
in millions	2024	2023
Net income attributable to our common shareholder	$151	$156
Net loss attributable to noncontrolling interests	(1)	—
Income tax provision	60	54
Income before income tax provision	210	210
Depreciation and amortization	140	131
Interest expense and amortization of debt issuance costs	72	77
Adjustment to reconcile proportional consolidation(1)	13	14
Unrealized gains on change in fair value of derivative instruments, net	(7)	(4)
Realized losses (gains) on derivative instruments not included in Adjusted EBITDA(2)	2	(3)
Restructuring and impairment expenses, net	19	3
Loss on sale or disposal of assets, net	1	—
Metal price lag	7	(5)
Other, net(3)	43	(2)
Adjusted EBITDA	$500	$421
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized losses (gains) on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives unrelated to operations.
(3)Other, net for the three months ended June 30, 2024, includes $40 million of non-recurring non-operating charges from exceptional flooding at our Sierre, Switzerland plant caused by unprecedented heavy rainfall. See Note 12 – Other Expenses (Income), Net for additional information about this event.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended June 30,
in millions	2024	2023
North America	$183	$166
Europe	90	88
Asia	92	87
South America	132	84
Eliminations and Other	3	(4)
Adjusted EBITDA	$500	$421

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended June 30,
in millions	2024	2023
Beverage packaging(1)	$2,033	$1,784
Automotive	980	1,018
Aerospace and industrial plate	160	176
Specialty	1,014	1,113
Net sales	$4,187	$4,091
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

	Three Months Ended June 30,
	2024	2023
Ball	16%	11%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2024	2023
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	10%

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
Novelis is driven by its purpose of shaping a sustainable world together. We consider ourselves a global leader in the production of innovative, sustainable aluminum solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace and specialties (a diverse market including building & construction, signage, foil & packaging, commercial transportation, and commercial & consumer products, among others) markets globally. Throughout North America, Europe, Asia, and South America, we have an integrated network of 31 world-class, technologically advanced facilities, including 14 recycling centers and 11 innovation centers. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India.
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
BUSINESS AND INDUSTRY CLIMATE
For over a decade, Novelis has been pursuing a multi-year strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products since launching this strategy.
However, fiscal years 2023 and 2024 were challenged by high inflation, geopolitical instability in Europe, and rising interest rates. These factors led to increased global operating costs, including for energy, freight, labor, coatings, and alloys, increased interest expense on our variable interest rate loans, and softer demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We also saw reduced can sheet demand beginning in the second half of fiscal year 2023 attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic.
However, many of these operating costs pressures have lessened in recent months, and we have been able to pass through a portion of the higher costs to customers through price increases. We also believe inventory levels across the beverage packaging supply chain have now largely normalized and demand across product markets is strengthening.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics.

Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. We plan to allocate more than half of this plant's capacity to the production of beverage packaging sheet. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet long-term demand growth.
We believe that long-term demand for aluminum automotive sheet will continue to grow, primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, as automakers respond to stricter government regulations regarding emissions and fuel economy, while maintaining or improving vehicle safety and performance. We are also seeing increased demand for aluminum for electric vehicles, as aluminum's lighter weight can result in extended battery range.
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
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way, focused on increasing capacity and capabilities to meet growing customer demand. This estimated capital investment spend includes a new $90 million recycling expansion in Latchford, UK, announced in July 2024. The estimated capital investment spend also includes $365 million for a highly advanced automotive recycling center in Guthrie, Kentucky, which began commissioning in the first quarter of fiscal 2025.
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
On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. All employees were safely evacuated; however, water entered the plant premises and plant operations have been halted. As a result of this event, the Company recognized fixed asset charges of $30 million and inventory charges of $10 million during the three months ended June 30, 2024. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated. Our current timeline suggests we can restart production by the end of the second quarter of fiscal 2025. We estimate the total net cash impact from this event, after insurance, to be $80 million. The net impact to Adjusted EBITDA from this event is estimated to be $30 million, the majority of which will occur in the second quarter of fiscal 2025. See Note 12 – Other Expenses (Income), Net to our accompanying unaudited condensed consolidated financial statements for additional information about this event.

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
We have a target to increase the use of recycled content in our products, as appropriate, and engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile. In addition, we intend to evaluate each future expansion project's carbon impact and plan to include an appropriate carbon cost impact as part of our financial evaluation of future strategic growth investments so that we may appropriately mitigate any negative carbon impacts.
In support of our commitments, voluntarily pursued the Aluminum Stewardship Initiatives' ("ASI") certification program at 22 plants globally, and 14 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We have allocated an amount equal to the net proceeds of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects. Through March 31, 2024, we have allocated $588 million of the net proceeds to such projects.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.2 billion of liquidity as of June 30, 2024.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures for fiscal 2025 expected to be on the lower end of the range of $1.8 to $2.1 billion, as spending for a number of announced strategic capital projects is now ramping up. This includes approximately $300 million for expected maintenance spend.
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. According to CRU, demand for can stock will increase at a global (excluding China) compound annual growth rate of approximately 4% from calendar year 2023 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we saw reduced can sheet demand between the middle of fiscal 2023 through early fiscal 2024 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We believe that inventory levels in the supply chain and demand for beverage packaging has now largely normalized.
Automotive. We believe aluminum is positioned for growth in both the near and long-term driven by increased adoption of aluminum in vehicle structures and components of both traditional internal combustible engine (ICE) vehicles and electric vehicles, which utilize higher amounts of aluminum. Based on management estimates, we believe that global automotive aluminum sheet demand is set to grow at a compound annual growth rate of 7% from calendar year 2023 to calendar year 2028. According to Ducker Carlisle, automotive aluminum sheet demand in North America is set to increase approximately 40% from calendar year 2022 to calendar year 2030, which is directionally in line with our market growth estimates for the region.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended June 30,		Percent Change
	2024	2023
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,270	$2,337	(3)%
Average cash price during period	2,519	2,263	11
Closing cash price as of end of period	2,486	2,097	19
The weighted average LMPs are as follows.

	Three Months Ended June 30,		Percent Change
	2024	2023
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$318	$368	(14)%
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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however the derivative markets for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge a small percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.

We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts income before income tax provision and net income.
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2024	March 31, 2024	2024	2023
Euro per U.S. dollar	0.933	0.926	0.930	0.920
Brazilian real per U.S. dollar	5.559	4.996	5.324	4.972
South Korean won per U.S. dollar	1,389	1,347	1,381	1,325
Canadian dollar per U.S. dollar	1.369	1.355	1.369	1.346
Swiss franc per euro	0.963	0.974	0.974	0.978

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

RESULTS OF OPERATIONS
For the three months ended June 30, 2024, we reported net income attributable to our common shareholder of $151 million, a decrease of 3% compared to $156 million in the comparable prior year period, and total Adjusted EBITDA of $500 million, an increase of 19% compared to $421 million in the comparable prior year period. The improvement in operational performance compared to the comparable prior year period was primarily driven by higher beverage packaging shipments and higher product pricing. These favorable factors were partially offset by unfavorable product mix, and higher labor and employment costs. Net income attributable to our common shareholder was further impacted by charges associated with flooding at our Sierre, Switzerland, plant.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024	June 30, 2024
Net sales	$4,091	$4,107	$3,935	$4,077	$16,210	$4,187
Percentage (decrease) increase in net sales versus comparable prior year period	(20)%	(14)%	(6)%	(7)%	(12)%	2%
Rolled product shipments:
North America	370	390	362	391	1,513	388
Europe	250	256	230	246	982	263
Asia	176	175	176	183	710	194
South America	119	144	176	164	603	154
Eliminations	(36)	(32)	(34)	(33)	(135)	(48)
Total	879	933	910	951	3,673	951

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(4)%	1%	(5)%	8%	—%	5%
Europe	(8)	(4)	(5)	(1)	(5)	5
Asia	(5)	(16)	25	(2)	(2)	10
South America	(20)	(11)	9	14	(2)	29
Total	(9)%	(5)%	—%	2%	(3)%	8%
Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023
Net sales was $4.2 billion for the three months ended June 30, 2024, an increase of 2% from $4.1 billion in the comparable prior year period, primarily due to an 8% increase in flat rolled product shipments and higher average aluminum prices driven by an 11% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $185 million. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $210 million for the three months ended June 30, 2024, which was consistent with that in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.5 billion for the three months ended June 30, 2024, largely consistent with the comparable prior year period. The impact of the period on period increase in shipments was offset by the lower cost of metal released from inventory in the current period compared to the prior year period. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) decreased $56 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $181 million for the three months ended June 30, 2024, an increase of 4% from $174 million for the three months ended June 30, 2023, primarily due to higher employment expense resulting from higher employment and variable compensation costs.

Depreciation and Amortization
Depreciation and amortization was $140 million and $131 million in the three months ended June 30, 2024, and 2023, respectively.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $72 million and $77 million for the three months ended June 30, 2024, and 2023, respectively.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $19 million and $3 million for the three months ended June 30, 2024, and 2023, respectively. The change primarily relates to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $18 million in the current period.
Other Expense (Income), Net
Other expenses (income), net was an expense of $60 million and income of $27 million for the three months ended June 30, 2024, and 2023, respectively. The change was primarily due to charges of $40 million related to the Sierre flood and the Company incurring realized losses on the change in fair value of derivative instruments, net of $26 million in the current period, compared to gains of $24 million in the prior year period.
Taxes
We recognized $60 million of income tax provision for the three months ended June 30, 2024. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes to the Brazilian real foreign exchange rate. We recognized $54 million of income tax provision in the comparable prior year period.
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

Selected Operating Results Three Months Ended June 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,730	$1,177	$716	$613	$(49)	$4,187
Shipments (in kt):
Rolled products – third party	388	261	159	143	—	951
Rolled products – intersegment	—	2	35	11	(48)	—
Total rolled products	388	263	194	154	(48)	951
Non-rolled products	3	25	2	24	1	55
Total shipments	391	288	196	178	(47)	1,006

Selected Operating Results Three Months Ended June 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,732	$1,181	$669	$529	$(20)	$4,091
Shipments (in kt):
Rolled products – third party	370	245	153	111	—	879
Rolled products – intersegment	—	5	23	8	(36)	—
Total rolled products	370	250	176	119	(36)	879
Non-rolled products	4	27	9	29	1	70
Total shipments	374	277	185	148	(35)	949
The following table reconciles changes in Adjusted EBITDA for the three months ended June 30, 2023, to the three months ended June 30, 2024.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended June 30, 2023	$166	$88	$87	$84	$(4)	$421
Volume	25	18	19	34	(13)	83
Conversion premium and product mix	(3)	(16)	(2)	1	11	(9)
Conversion costs	(9)	(2)	(15)	14	4	(8)
Foreign exchange	—	(2)	4	—	1	3
Selling, general & administrative and research & development costs(2)	(1)	(4)	(2)	(2)	—	(9)
Other changes	5	8	1	1	4	19
Adjusted EBITDA - Three Months Ended June 30, 2024	$183	$90	$92	$132	$3	$500
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
North America
Net sales decreased $2 million, or less than 1%, primarily driven by an unfavorable impact of metal price hedging in the current year period, compared to a favorable impact in the comparable prior year period, partially offset by higher average LME aluminum prices and a 5% increase in shipments, driven by higher beverage packaging shipments. Adjusted EBITDA was $183 million, an increase of 10%, primarily driven by higher volume and product pricing, partially offset by less favorable product mix and metal benefit, as well as higher labor cost.
Europe
Net sales decreased $4 million, or less than 1%, primarily driven by an unfavorable impact of metal price hedging in the current year period, compared to a favorable impact in the comparable prior year period, partially offset by higher average LME aluminum prices and a 5% increase in shipments. Higher beverage packaging shipments were partially offset by lower automotive shipments. Adjusted EBITDA was $90 million, an increase of 2%, primarily driven by higher volume and lower inflation on some variable operating costs, partially offset by higher fixed costs such as labor and utilities, as well as less favorable product mix and lower pricing in some specialties end markets.
Asia
Net sales increased $47 million, or 7%, primarily driven by higher average LME aluminum prices and a 10% increase in shipments. The increase in shipments was driven mainly by higher beverage packaging shipments to support demand in North America, as well as higher automotive shipments, partially offset by lower specialty shipments. The favorable changes were partially offset by unfavorable impact of metal price hedging in the current year period, compared to a favorable impact in the comparable prior year period. Adjusted EBITDA was $92 million, an increase of 6%, primarily driven by higher volume, partially offset by less favorable product mix and higher energy and labor costs. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.

South America
Net sales increased $84 million, or 16%, primarily driven by a 29% increase in shipments driven by higher beverage packaging shipments compared to the prior year impacted by customer inventory destocking activities and higher average LME aluminum prices. The favorable changes were partially offset by unfavorable impact of metal price hedging in the current year period, compared to a favorable impact in the comparable prior year period. Adjusted EBITDA was $132 million, an increase of 57%, primarily driven by higher volume and favorable metal benefit.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.2 billion of liquidity as of June 30, 2024. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of June 30, 2024, and March 31, 2024, is as follows.

in millions	June 30, 2024	March 31, 2024
Cash and cash equivalents	$886	$1,309
Availability under committed credit facilities	1,288	1,008
Total available liquidity	$2,174	$2,317
The decrease in total available liquidity relates to the decrease in cash and cash equivalents, primarily resulting from investing activities during the period, partially offset by an increase in availability under our ABL Revolver facility due to a lower outstanding balance compared to prior period. See Note 5 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of June 30, 2024, we held $8 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2024, we held $377 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2024, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 5 – Debt to our accompanying unaudited condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.

Cash Flow Summary

	Three Months Ended June 30,
in millions	2024	2023	Change
Net cash provided by (used in) operating activities	$74	$(32)	$106
Net cash used in investing activities	(354)	(317)	(37)
Net cash used in financing activities	(139)	(100)	(39)
Operating Activities
The increase in net cash provided by (used in) operating activities primarily relates to higher net income and more favorable changes in working capital.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2024	2023	Change
Net cash provided by (used in) operating activities – continuing operations(1)	$74	$(32)	$106
Net cash used in investing activities – continuing operations(1)	(354)	(317)	(37)
Adjusted free cash flow	$(280)	$(349)	$69
Ending cash and cash equivalents	$886	$1,041	$(155)
_________________________
(1)For the three months ended June 30, 2024 and 2023, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $348 million during the three months ended June 30, 2024.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2024 and 2023.

Three Months Ended
in millions	June 30, 2024
Short-term borrowings in Brazil	$50
Proceeds from issuance of long-term and short-term borrowings	$50

Three Months Ended
in millions	June 30, 2023
Short-term borrowings in Brazil	$50
Proceeds from issuance of long-term and short-term borrowings	$50

The following represents principal payments of long-term and short-term borrowings during the three months ended June 30, 2024, and 2023.

Three Months Ended
in millions	June 30, 2024
Short-term borrowings in Brazil	$(50)
Floating rate Term Loans, due September 2026	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(55)

Three Months Ended
in millions	June 30, 2023
Brazil Loan, due June 2023	$(30)
Floating rate Term Loans, due January 2025	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(35)
The following represents inflows (outflows) from revolving credit facilities and other, net during the three months ended June 30, 2024, and 2023.

Three Months Ended
in millions	June 30, 2024
ABL Revolver	$(136)
China credit facility	2
Revolving credit facilities and other, net	$(134)

Three Months Ended
in millions	June 30, 2023
ABL Revolver	$(86)
China credit facility	(29)
Korea credit facility	(1)
Other revolving facilities	1
Revolving credit facilities and other, net	$(115)

Non-Guarantor Information
As of June 30, 2024, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2024)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2024)	18%
Assets owned by non-guarantor subsidiaries (as of June 30, 2024)	15%
In addition, for the three months ended June 30, 2024, and 2023, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.0 billion and $912 million, respectively, and as of June 30, 2024, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.6 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to maintain a medium-term net leverage ratio in a range around 3x, and guide approximately 8%-10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our common shareholder have been $100 million in each of the last three fiscal years, but such payments are made at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2024 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 – Business and Summary of Significant Accounting Policies to our accompanying unaudited condensed consolidated financial statements for a full description of recent accounting pronouncements, if applicable, including the respective expected dates of adoption and expected effects on results of operations and financial condition.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; our expectations regarding trends in demand for aluminum flat-rolled products, including statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; our expectations regarding volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict; statements about our expectations regarding inventory supply levels in the beverage packaging market; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that automotive demand will grow as a result of increased adoption of aluminum in vehicle structures and components of both traditional internal combustible engine (ICE) vehicles and electric vehicles; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•risks related to the energy-intensive nature of our operations, including increases to energy costs or disruptions to our energy supplies;
•downturns in the automotive and ground transportation industries or changes in consumer demand;
•public health crises, such as the COVID-19 pandemic;
•union disputes and other employee relations issues;
•the impact of labor disputes and strikes on our customers;
•loss of our key management and other personnel, or an inability to attract and retain such management and other personnel;
•unplanned disruptions at our operating facilities, including as a result of adverse weather phenomena;
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
•cybersecurity attacks against, disruptions, failures or security breaches and other disruptions to our information technology networks and systems;
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
•our inability to transact in derivative instruments, or our inability to adequately hedge our exposure to price fluctuations under derivative instruments, or a failure of counterparties to our derivative instruments to honor their agreement;
•an adverse decline in the liability discount rate, lower-than-expected investment return on pension assets;
•impairments to our goodwill, other intangible assets, and other long-lived assets;
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
•risks related to global climate change, including legal, regulatory or market responses to such change; and
•conflicts of interest and disputes arising between Hindalco and the Company that could be resolved in a manner unfavorable to the Company.
The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the factors discussed in Part I. Item 1A. Risk Factors and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, as the same may be updated from time to time in our quarterly reports on Form 10-Q or in other reports which we periodically file with the SEC.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2024, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(220)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums	10%	(8)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2024, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(1)
Diesel fuel	(10)	(3)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2024, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(25)
Euro	(10)	(63)
Korean won	(10)	(56)
Canadian dollar	(10)	(3)
British pound	(10)	(28)
Swiss franc	(10)	(15)
Chinese yuan	10	(6)

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2024, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $8 million. See Note 5 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of June 30, 2024, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 9 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of June 30, 2024, would have an estimated potential negative effect on the contracts' fair value of approximately $4 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding litigation to which we are a party, see Note 14 – Commitments and Contingencies to our accompanying unaudited condensed consolidated financial statements.
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2024 Form 10-K. Except as discussed below, there have been no material changes from the risk factors described in our 2024 Form 10-K.
We have in the past, and could in the future be adversely affected by unplanned disruptions at operating facilities, including as a result of adverse weather phenomena.
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes. For instance, on June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. While there were no injuries, water entered the plant premises and as a result, plant operations have been halted. While the Company’s assessment of the expected impact of the flooding is ongoing, and while the plant is insured for property damage and business interruption losses related to such events (subject to deductibles and policy limits), the resulting production disruptions may have a material impact on our business and results of operations. For additional information regarding the flooding at our Sierre facility, see Note 12 - Other Expenses (Income), Net to our accompanying unaudited condensed consolidated financial statements and Business and Industry Climate within Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this quarterly report.
Similar flooding events, may arise from various sources, including natural events such as storms, hurricanes, and heavy rainfall, as well as from human activities and infrastructure failures. The geographic locations of our facilities and properties expose us to differing levels of flood risk, which may vary over time due to climate change and other environmental factors.
We may experience such disruptions in the future due to similar or unrelated uncontrollable events, including as a result of adverse weather conditions or natural disasters. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that must reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to remedy any of these problems. Further, our reputation among actual and potential customers may be harmed, possibly resulting in loss of business. While we maintain insurance policies covering, among other things, physical damage, business interruptions and product liability, these policies may not cover all our losses.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Arrangement Agreement by and among Hindalco Industries Limited, AV Aluminum Inc. and Novelis Inc., dated as of February 10, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on February 13, 2007) (File No. 001-32312))

3.1
Certificate and Articles of Amendment of Novelis Inc., dated as of May 24, 2024 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K/A, filed on June 24, 2024 (File No. 001-32312))

3.2	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
10.1	Novelis Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.2	Novelis Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOVELIS INC.
By:	/s/ Devinder Ahuja
Devinder Ahuja
Chief Financial Officer
(Principal Financial Officer and Authorized Officer)

By:	/s/ Stephanie Rauls
Stephanie Rauls
Senior Vice President, Deputy Chief Financial Officer, and Chief Accounting Officer
(Principal Accounting Officer)
Date: August 7, 2024