Form 10-Q
period 2024-09-30
Novelis Inc.
filed 2024-11-06
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
As of November 5, 2024, the registrant had 600,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
AluInfra	AluInfra Services SA
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2007	Fiscal year ended March 31, 2007
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ended March 31, 2024
fiscal 2025	Fiscal year ending March 31, 2025
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2024 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 6, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Net sales	$4,295	$4,107	$8,482	$8,198
Cost of goods sold (exclusive of depreciation and amortization)	3,610	3,477	7,091	6,978
Selling, general and administrative expenses	183	182	364	356
Depreciation and amortization	141	136	281	267
Interest expense and amortization of debt issuance costs	72	78	144	155
Research and development expenses	25	23	50	48
Loss on extinguishment of debt, net	—	5	—	5
Restructuring and impairment expenses, net	21	4	40	7
Equity in net income of non-consolidated affiliates	(2)	(4)	(3)	(7)
Other expenses (income), net	65	(2)	125	(29)
	4,115	3,899	8,092	7,780
Income before income tax provision	180	208	390	418
Income tax provision	51	51	111	105
Net income	129	157	279	313
Net income attributable to noncontrolling interests	1	—	—	—
Net income attributable to our common shareholder	$128	$157	$279	$313
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Net income	$129	$157	$279	$313
Other comprehensive income (loss):
Currency translation adjustment	138	(63)	116	(79)
Net change in fair value of effective portion of cash flow hedges	(12)	(251)	(44)	(84)
Net change in pension and other benefits	(4)	(3)	(7)	(7)
Other comprehensive income (loss) before income tax effect	122	(317)	65	(170)
Income tax benefit related to items of other comprehensive income (loss)	—	(68)	(10)	(26)
Other comprehensive income (loss), net of tax	122	(249)	75	(144)
Comprehensive income (loss)	251	(92)	354	169
Comprehensive loss attributable to noncontrolling interests, net of tax	—	—	(1)	—
Comprehensive income (loss) attributable to our common shareholder	$251	$(92)	$355	$169
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,071	$1,309
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of September 30, 2024, and March 31, 2024)	2,030	1,760
— related parties	138	161
Inventories	2,832	2,515
Prepaid expenses and other current assets	136	152
Fair value of derivative instruments	123	45
Assets held for sale	3	1
Total current assets	6,333	5,943
Property, plant and equipment, net	6,253	5,741
Goodwill	1,077	1,074
Intangible assets, net	526	545
Investment in and advances to non-consolidated affiliates	952	905
Deferred income tax assets	143	143
Other long-term assets
— third parties	271	274
— related parties	5	3
Total assets	$15,560	$14,628

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$30	$33
Short-term borrowings	868	759
Accounts payable
— third parties	3,419	2,992
— related parties	292	280
Fair value of derivative instruments	222	144
Accrued expenses and other current liabilities	587	627
Total current liabilities	5,418	4,835
Long-term debt, net of current portion	4,889	4,866
Deferred income tax liabilities	246	253
Accrued postretirement benefits	544	559
Other long-term liabilities	299	305
Total liabilities	11,396	10,818
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of September 30, 2024, and March 31, 2024	—	—
Additional paid-in capital	1,108	1,108
Retained earnings	3,351	3,072
Accumulated other comprehensive loss	(305)	(381)
Total equity of our common shareholder	4,154	3,799
Noncontrolling interests	10	11
Total equity	4,164	3,810
Total liabilities and equity	$15,560	$14,628
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2024	2023
OPERATING ACTIVITIES
Net income	$279	$313
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	281	267
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(46)	10
Loss on sale or disposal of assets, net	2	—
Non-cash restructuring and impairment charges	33	3
Loss on extinguishment of debt, net	—	5
Deferred income taxes, net	—	23
Equity in net income of non-consolidated affiliates	(3)	(7)
Loss (gain) on foreign exchange remeasurement of debt	15	(6)
Amortization of debt issuance costs and carrying value adjustments	6	7
Non-cash charges related to Sierre flooding	42	—
Other, net	2	3
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(202)	(90)
Inventories	(289)	(72)
Accounts payable	341	(110)
Other assets	21	21
Other liabilities	(108)	(77)
Net cash provided by operating activities	$374	$290
INVESTING ACTIVITIES
Capital expenditures	$(717)	$(618)
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(7)	12
(Outflows) proceeds from the settlement of derivative instruments, net	(1)	8
Other	6	8
Net cash used in investing activities	$(719)	$(590)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$64	$532
Principal payments of long-term and short-term borrowings	(68)	(531)
Revolving credit facilities and other, net	106	(24)
Debt issuance costs	—	(3)
Net cash provided by (used in) financing activities	$102	$(26)
Net decrease in cash, cash equivalents and restricted cash	(243)	(326)
Effect of exchange rate changes on cash	2	(14)
Cash, cash equivalents and restricted cash – beginning of period	1,322	1,511
Cash, cash equivalents and restricted cash – end of period	$1,081	$1,171

Cash and cash equivalents	$1,071	$1,158
Restricted cash (included in other long-term assets)	10	13
Cash, cash equivalents and restricted cash – end of period	$1,081	$1,171

Supplemental Disclosures:
Accrued capital expenditures	$250	$176
Leased assets obtained in exchange for new operating lease liabilities	13	6
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2023	600,000,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	313	—	—	313
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	(79)	—	(79)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $24 included in other comprehensive income (loss)	—	—	—	—	(60)	—	(60)
Change in pension and other benefits, net of tax benefit of $2 included in other comprehensive income (loss)	—	—	—	—	(5)	—	(5)
Balance as of September 30, 2023	600,000,000	$—	$1,208	$2,785	$(382)	$12	$3,623

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	279	—	—	279
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	116	—	116
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive income (loss)	—	—	—	—	(35)	—	(35)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(5)	(1)	(6)
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2023	600,000,000	$—	$1,208	$2,628	$(133)	$12	$3,715
Net income attributable to our common shareholder	—	—	—	157	—	—	157
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	(63)	—	(63)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $67 included in other comprehensive income (loss)	—	—	—	—	(184)	—	(184)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Balance as of September 30, 2023	600,000,000	$—	$1,208	$2,785	$(382)	$12	$3,623

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2024	600,000,000	$—	$1,108	$3,223	$(428)	$10	$3,913
Net income attributable to our common shareholder	—	—	—	128	—	—	128
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	138	—	138
Change in fair value of effective portion of cash flow hedges, net of tax provision of $0 included in other comprehensive income (loss)	—	—	—	—	(12)	—	(12)
Change in pension and other benefits, net of tax provision of $0 included in other comprehensive income (loss)	—	—	—	—	(3)	(1)	(4)
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164
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
Organization and Description of Business
We produce aluminum sheet and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of September 30, 2024, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 31 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On September 30, 2024, and March 31, 2024, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $828 million and $612 million, respectively.

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
All shares information included in the Company's balance sheets, statements of shareholder's equity, and the accompanying notes to the condensed consolidated financial statements has been retroactively adjusted to reflect the share split.
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
We did not adopt any new accounting pronouncements during the six months ended September 30, 2024, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three and six months ended September 30, 2024 and September 30, 2023 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Restructuring expenses, net	$4	$2	$23	$5
Impairment expenses	17	2	17	2
Restructuring and impairment expenses, net	$21	$4	$40	$7

Restructuring expenses, net for the three and the six months ended September 30, 2024 include restructuring charges relating to the Buckhannon plant closure of $1 million and $19 million, respectively, which consisted primarily of charges for accelerated depreciation and employee-related restructuring expenses. Impairment charges for the three and six months ended September 30, 2024 include $17 million of impairment charges related to the write-off of costs previously capitalized.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	September 30, 2024	March 31, 2024
Finished goods	$605	$616
Work in process	1,275	1,158
Raw materials	661	451
Supplies	291	290
Inventories	$2,832	$2,515

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

in millions	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8	$4
Accounts receivable, net	9	10
Inventories	127	142
Prepaid expenses and other current assets	6	8
Total current assets	150	164
Property, plant and equipment, net	107	104
Goodwill	12	12
Deferred income tax assets	36	36
Other long-term assets	3	4
Total assets	$308	$320
LIABILITIES
Current liabilities:
Accounts payable	$146	$135
Accrued expenses and other current liabilities	30	34
Total current liabilities	176	169
Accrued postretirement benefits	104	121
Other long-term liabilities	2	2
Total liabilities	$282	$292

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2024, Novelis and Kobe both hold a 50% interest in UAL. During the three and six months ended September 30, 2024, we made additional contributions to UAL in the amount of $3 million and $12 million, respectively. During the three and six months ended September 30, 2023, we made contributions to UAL in the amount of $4 million and $7 million, respectively.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Net sales	$401	$394	$800	$790
Costs and expenses related to net sales	394	381	780	762
Income tax provision	2	4	5	8
Net income	$5	$9	$15	$20

Purchases of tolling services from Alunorf	$77	$81	$152	$158
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2024	March 31, 2024
Accounts receivable, net — related parties	$138	$161
Other long-term assets — related parties	5	3
Accounts payable — related parties	292	280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and six months ended September 30, 2024, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. During the three and six months ended September 30, 2023, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2024, and March 31, 2024, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	September 30, 2024				March 31, 2024
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.45%	$868	$—	$868	$759	$—	$759
Floating rate Term Loans, due September 2026	6.25%	743	(3)	740	746	(4)	742
Floating rate Term Loans, due March 2028	6.75%	482	(5)	477	485	(5)	480
3.25% Senior Notes, due November 2026	3.25%	750	(4)	746	750	(6)	744
3.375% Senior Notes, due April 2029	3.375%	558	(7)	551	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(17)	1,583	1,600	(18)	1,582
3.875% Senior Notes, due August 2031	3.875%	750	(8)	742	750	(8)	742
China Bank Loans, due August 2027	3.90%	49	—	49	53	—	53
China Loan, due September 2027	2.80%	14	—	14	—	—	—
Finance lease obligations and other debt, due through December 2031	4.44%	17	—	17	23	—	23
Total debt		$5,831	$(44)	$5,787	$5,706	$(48)	$5,658
Less: Short-term borrowings		(868)	—	(868)	(759)	—	(759)
Less: Current portion of long-term debt		(30)	—	(30)	(33)	—	(33)
Long-term debt, net of current portion		$4,933	$(44)	$4,889	$4,914	$(48)	$4,866
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2024, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2024, for our debt denominated in foreign currencies are as follows (in millions).

As of September 30, 2024	Amount
Short-term borrowings and current portion of long-term debt due within one year	$898
2 years	761
3 years	792
4 years	470
5 years	559
Thereafter	2,351
Total	$5,831
Short-Term Borrowings
As of September 30, 2024, our short-term borrowings totaled $868 million, which consisted of $620 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, and $48 million in short-term China loans (CNY 339 million). The weighted average interest rate on the short-term borrowings was 6.45% and 5.78% as of September 30, 2024, and March 31, 2024, respectively.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
In April 2024, the Company amended the Term Loan facility. The amendment made certain changes that provide the Company with additional flexibility to operate its business.
As of September 30, 2024, we were in compliance with the covenants of our Term Loan Facility.
ABL Revolver
In April 2024, the Company amended the ABL Revolver facility. The amendment made certain changes to provide the Company with additional flexibility to operate its business, including with relation to fees on obligations denominated in foreign currencies.
As of September 30, 2024, we had $620 million in borrowings under the ABL Revolver and were in compliance with its debt covenants. We utilized $64 million of the ABL Revolver for letters of credit. We had availability of $845 million on the ABL Revolver, including $211 million of remaining availability that can be utilized for letters of credit.
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
As of September 30, 2024, we were in compliance with the covenants of our Senior Notes.
China Loan
In the second quarter of fiscal 2025, we borrowed $14 million of bank loans (the "China Loan"). The China Loan matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the six months ended September 30, 2024, we granted 1,676,028 Hindalco phantom RSUs and 1,440,152 Hindalco SARs. Total share-based compensation expense was $8 million and $26 million for the three and six months ended September 30, 2024, respectively. Total share-based compensation expense was $8 million and $14 million for the three and six months ended September 30, 2023, respectively. As of September 30, 2024, the outstanding liability related to share-based compensation was $37 million.
The cash payments made to settle all Hindalco SAR liabilities were $10 million and $4 million in the six months ended September 30, 2024, and 2023, respectively. Total cash payments made to settle RSUs were $15 million and $13 million in the six months ended September 30, 2024, and 2023, respectively. As of September 30, 2024, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $11 million and $23 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.4 years and 1.5 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2024	2023	2024	2023
Service cost	$6	$6	$1	$1
Interest cost	18	19	2	2
Expected return on assets	(19)	(20)	—	—
Amortization — losses (gains), net	1	—	(1)	(1)
Amortization — prior service credit, net	—	(1)	(1)	(1)
Net periodic benefit cost(1)	$6	$4	$1	$1

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Service cost	$11	$11	$1	$1
Interest cost	37	38	3	3
Expected return on assets	(38)	(39)	—	—
Amortization — losses (gains), net	1	(1)	(1)	(1)
Amortization — prior service credit, net	(1)	(1)	(2)	(2)
Net periodic benefit cost(1)	$10	$8	$1	$1
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Funded pension plans	$—	$19	$23	$21
Unfunded pension plans	4	3	8	7
Savings and defined contribution pension plans	14	14	32	30
Total contributions	$18	$36	$63	$58
During the remainder of fiscal 2025, we expect to contribute an additional $15 million to our funded pension plans, $9 million to our unfunded pension plans, and $30 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Losses (gains) on remeasurement of monetary assets and liabilities, net	$34	$(16)	$24	$(4)
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(32)	17	(21)	9
Currency losses, net	$2	$1	$3	$5

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2024
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$7	$—	$(110)	$(1)	$(104)
Currency exchange contracts	11	2	(9)	(1)	3
Energy contracts	1	1	(3)	—	(1)
Interest rate swap contracts	—	—	—	(10)	(10)
Net investment hedges
Currency exchange contracts	—	—	(5)	—	(5)
Total derivatives designated as hedging instruments	$19	$3	$(127)	$(12)	$(117)
Derivatives not designated as hedging instruments:
Metal contracts	$68	$3	$(84)	$(1)	$(14)
Currency exchange contracts	36	—	(10)	—	26
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$104	$3	$(95)	$(1)	$11
Total derivative fair value	$123	$6	$(222)	$(13)	$(106)

	March 31, 2024
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$—	$(56)	$(2)	$(55)
Currency exchange contracts	4	1	(13)	—	(8)
Energy contracts	1	—	(4)	—	(3)
Interest rate swap contracts	—	—	—	(2)	(2)
Total derivatives designated as hedging instruments	$8	$1	$(73)	$(4)	$(68)
Derivatives not designated as hedging instruments:
Metal contracts	$30	$—	$(53)	$(1)	$(24)
Currency exchange contracts	6	—	(17)	—	(11)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$37	$—	$(71)	$(1)	$(35)
Total derivative fair value	$45	$1	$(144)	$(5)	$(103)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of September 30, 2024, and March 31, 2024, the fair value of these contracts represented a liability of $4 million and a liability of $6 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	September 30, 2024	March 31, 2024
Hedge type
Purchase (sale)
Cash flow sales	(796)	(755)
Not designated	(254)	(306)
Total, net	(1,050)	(1,061)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1 billion in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2024, and March 31, 2024.
During the current fiscal year, we entered into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive income (loss) under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses (income), net. We had a total notional amount of $271 million in outstanding foreign currency forwards designated as net investment hedges as of September 30, 2024.
As of September 30, 2024, and March 31, 2024, we had outstanding foreign currency exchange contracts with a total notional amount of $1.4 billion and $1.5 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the fourth quarter of fiscal 2025 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of September 30, 2024, and March 31, 2024, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional amount of 8 million MMBtu designated as cash flow hedges as of September 30, 2024, and the fair value was an asset of $1 million. There was a notional amount of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of $3 million. As of September 30, 2024, we had a notional amount of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2024, we had a notional amount of less than 1 million MMBtu and the fair value was a liability of less than $1 million. The average for all natural gas contracts is less than one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional amount of 3 million gallons designated as cash flow hedges as of September 30, 2024, and the fair value was a liability of $2 million. There was a notional amount of 6 million gallons designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of less than $1 million. As of September 30, 2024, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of $1 million. As of March 31, 2024, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2024	2023	2024	2023
Derivative instruments not designated as hedges
Metal contracts	$—	$(1)	$15	$(25)
Currency exchange contracts	(35)	18	(20)	7
Energy contracts(1)	2	(1)	2	(1)
(Gain) loss recognized in other expenses (income), net	(33)	16	(3)	(19)
Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(1)	(2)	(1)	(2)	(2)
Total (gain) loss recognized in other expenses (income), net	$(35)	$15	$(5)	$(21)

(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	$(32)	$17	$(21)	$9
Realized losses (gains) on change in fair value of derivative instruments, net	6	(25)	32	(49)
Unrealized (gains) losses on change in fair value of derivative instruments, net	(9)	23	(16)	19
Total (gain) loss recognized in other expenses (income), net	$(35)	$15	$(5)	$(21)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $93 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Cash flow hedging derivatives
Metal contracts	$(8)	$(154)	$(128)	$72
Currency exchange contracts	35	(26)	(1)	(18)
Energy contracts	(3)	—	(3)	(1)
Interest rate swap contracts	(8)	1	(6)	1
Total cash flow hedging derivatives	$16	$(179)	$(138)	$54
Net investment derivatives
Currency exchange contracts	(10)	—	(7)	—
Total	$6	$(179)	$(145)	$54
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2024	2023	2024	2023
Cash flow hedging derivatives
Energy contracts(1)	$(4)	$(2)	$(6)	$(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	—	1	—	2	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	37	74	(79)	143	Net sales
Currency exchange contracts	(2)	4	(2)	7	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	1	—	1	Selling, general and administrative expenses
Currency exchange contracts	(2)	(4)	(6)	(9)	Net sales
Currency exchange contracts	(1)	(1)	(2)	(2)	Depreciation and amortization
Interest rate swap contracts	1	—	2	—	Interest expense and amortization of debt issuance costs
Total	$29	$73	$(93)	$139	Income before income tax provision
	(8)	(18)	24	(37)	Income tax (benefit) provision
	$21	$55	$(69)	$102	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended September 30, 2024, and 2023.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2024	$(362)	$(85)	$19	$(428)
Other comprehensive income (loss) before reclassifications	138	9	(3)	144
Amounts reclassified from accumulated other comprehensive loss, net	—	(21)	—	(21)
Net current-period other comprehensive income (loss)	138	(12)	(3)	123
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2023	$(309)	$119	$57	$(133)
Other comprehensive (loss) income before reclassifications	(63)	(129)	1	(191)
Amounts reclassified from accumulated other comprehensive loss, net	—	(55)	(3)	(58)
Net current-period other comprehensive loss	(63)	(184)	(2)	(249)
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive income (loss) before reclassifications	116	(104)	(3)	9
Amounts reclassified from accumulated other comprehensive loss, net	—	69	(2)	67
Net current-period other comprehensive income (loss)	116	(35)	(5)	76
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(79)	42	(1)	(38)
Amounts reclassified from accumulated other comprehensive loss, net	—	(102)	(4)	(106)
Net current-period other comprehensive loss	(79)	(60)	(5)	(144)
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2024, and March 31, 2024, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2024, and March 31, 2024. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2024		March 31, 2024
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$78	$(196)	$33	$(112)
Currency exchange contracts	49	(25)	11	(30)
Energy contracts	2	(4)	2	(5)
Interest rate swap contracts	—	(10)	—	(2)
Total level 2 instruments	$129	$(235)	$46	$(149)
Netting adjustment(1)	(72)	72	(32)	32
Total net	$57	$(163)	$14	$(117)
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

	September 30, 2024		March 31, 2024
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$5	$5	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	4,902	4,815	4,876	4,649
Additionally, our condensed consolidated balance sheet as of September 30, 2024, includes a note receivable in the amount of $44 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Sierre flood
Fixed asset charges	$—	$—	$30	$—
Inventory charges	2	—	12	—
Idle fixed costs(1)	16	—	16	—
Repairs and clean-up costs	17	—	17	—
Excess costs to fulfill customer contracts(2)	23	—	23	—
Other	3	—	3	—
Total Sierre flood	61	—	101	—
Currency losses, net(3)	2	1	3	5
Unrealized (gains) losses on change in fair value of derivative instruments, net(4)	(9)	23	(16)	19
Realized losses (gains) on change in fair value of derivative instruments, net(4)	6	(25)	32	(49)
Loss on sale or disposal of assets, net	1	—	2	—
Interest income	(5)	(4)	(13)	(11)
Non-operating net periodic benefit cost(5)	—	(2)	(1)	(3)
Other, net	9	5	17	10
Other expenses (income), net	$65	$(2)	$125	$(29)
_________________________
(1)Idle fixed costs consist primarily of employment costs incurred during the period in which operations at the Sierre plant were halted.
(2)Excess costs to fulfill customer contracts consist of freight costs incurred to reroute material to fulfill customer contracts.
(3)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(4)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(5)Represents net periodic benefit cost, exclusive of service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.
On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations were halted. As a result of this event, the Company recognized fixed asset charges of $30 million and inventory charges of $12 million during the six months ended September 30, 2024, with $2 million of inventory charges recorded during three months ended September 30, 2024. Additionally, in the three and six months ended September 30, 2024, the Company incurred costs resulting from the shut down of the facility and efforts to restore operations, including idle fixed costs of $16 million, repairs and clean-up costs of $17 million, excess costs to fulfill customer contracts of $23 million, and other costs of $3 million. As we continue to assess the physical condition of the plant's assets and continue the efforts to restore operations, we may incur additional losses in future periods. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended September 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes in uncertain tax positions. For the six months ended September 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes in uncertain tax positions. For the three months ended September 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the six months ended September 30, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax.
As of September 30, 2024, we had a net deferred tax liability of $103 million. This amount included gross deferred tax assets of approximately $1.3 billion and a valuation allowance of $689 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal 2007 through fiscal 2022 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before fiscal 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In August 2024, we received a final tax assessment for the fiscal 2013 through fiscal 2016 tax audit in Germany. Upon receipt of the final tax assessments, we filed an appeal and began the process to request a mutual agreement procedure in those jurisdictions for which there would be an offsetting benefit for the amounts paid to Germany. During the three months ended September 30, 2024, certain other estimates and assumptions associated with uncertain tax positions also changed. No changes to uncertain tax positions during the three months ended September 30, 2024, including as a result of the final Germany tax assessments, had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $73 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2024, and March 31, 2024, were $36 million and $38 million, respectively. Of the total $36 million as of September 30, 2024, $15 million is associated with an environmental reserve, $18 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of September 30, 2024, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
Under a federal tax dispute settlement program established by the Brazilian government, we have settled several disputes with Brazil's tax authorities regarding various forms of manufacturing taxes and social security contributions. In most cases, we are paying the settlement amounts over a period of 180 months, however, in some cases we pay the settlement amounts over a shorter period. Total settlement liabilities as of September 30, 2024, and March 31, 2024, were $1 million and $4 million, respectively. As of September 30, 2024, the $1 million is included within accrued expenses and other current liabilities in our accompanying condensed consolidated balance sheets.
In addition to the disputes we have settled under the federal tax dispute settlement program, we are involved in several other unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $37 million as of September 30, 2024, and $40 million as of March 31, 2024. As of September 30, 2024, the $37 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$557	$395	$—	$—	$952
Total assets	5,910	4,116	2,299	2,163	1,072	15,560

in millions
March 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$536	$369	$—	$—	$905
Total assets	5,411	4,049	2,206	2,050	912	14,628

in millions
Selected Operating Results Three Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,779	$1,106	$648	$655	$107	$4,295
Net sales – intersegment	3	9	141	17	(170)	—
Net sales	$1,782	$1,115	$789	$672	$(63)	$4,295

Depreciation and amortization	$56	$43	$24	$22	$(4)	$141
Income tax (benefit) provision	2	(16)	9	31	25	51
Capital expenditures	314	28	26	11	(10)	369

in millions
Selected Operating Results Three Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,722	$1,131	$580	$564	$110	$4,107
Net sales – intersegment	—	20	60	29	(109)	—
Net sales	$1,722	$1,151	$640	$593	$1	$4,107

Depreciation and amortization	$55	$40	$23	$20	$(2)	$136
Income tax (benefit) provision	6	13	10	11	11	51
Capital expenditures	218	34	17	19	(3)	285

in millions
Selected Operating Results Six Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$3,509	$2,274	$1,247	$1,235	$217	$8,482
Net sales – intersegment	3	18	258	50	(329)	—
Net sales	$3,512	$2,292	$1,505	$1,285	$(112)	$8,482

Depreciation and amortization	$114	$84	$47	$44	$(8)	$281
Income tax (benefit) provision	8	(8)	28	56	27	111
Capital expenditures	617	58	37	25	(20)	717

in millions
Selected Operating Results Six Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$3,454	$2,290	$1,177	$1,064	$213	$8,198
Net sales – intersegment	—	42	132	58	(232)	—
Net sales	$3,454	$2,332	$1,309	$1,122	$(19)	$8,198

Depreciation and amortization	$108	$81	$45	$40	$(7)	$267
Income tax (benefit) provision	(7)	26	18	27	41	105
Capital expenditures	493	61	39	34	(9)	618

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Net income attributable to our common shareholder	$128	$157	$279	$313
Net income attributable to noncontrolling interests	1	—	—	—
Income tax provision	51	51	111	105
Income before income tax provision	180	208	390	418
Depreciation and amortization	141	136	281	267
Interest expense and amortization of debt issuance costs	72	78	144	155
Adjustment to reconcile proportional consolidation(1)	12	11	25	25
Unrealized (gains) losses on change in fair value of derivative instruments, net	(9)	23	(16)	19
Realized losses (gains) on derivative instruments not included in Adjusted EBITDA(2)	3	(1)	5	(4)
Loss on extinguishment of debt, net	—	5	—	5
Restructuring and impairment expenses, net(3)	21	4	40	7
Loss on sale or disposal of assets, net	1	—	2	—
Metal price lag	(21)	22	(14)	17
Sierre flood charges(4)	61	—	101	—
Other, net	1	(2)	4	(4)
Adjusted EBITDA	$462	$484	$962	$905
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
(3)Restructuring and impairment expenses, net for the three months ended September 30, 2024 includes $17 million related to the write-off of previously capitalized costs. In addition, restructuring and impairment, net for the six months ended September 30, 2024 includes $19 million related to the closure of the Buckhannon, West Virginia plant.
(4)Sierre flood charges relate to non-recurring non-operating charges from exceptional flooding at our Sierre, Switzerland plant caused by unprecedented heavy rainfall. See Note 13 – Other Expenses (Income), Net for additional information about this event.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
North America	$185	$208	$368	$374
Europe	63	100	153	188
Asia	91	82	183	169
South America	122	93	254	177
Eliminations and Other	1	1	4	(3)
Adjusted EBITDA	$462	$484	$962	$905

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2024	2023	2024	2023
Beverage packaging	$2,282	$1,943	$4,315	$3,727
Automotive	842	971	1,822	1,989
Aerospace and industrial plate	186	179	346	355
Specialty	985	1,014	1,999	2,127
Net sales	$4,295	$4,107	$8,482	$8,198
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Ball	16%	14%	16%	13%
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	9%	9%	10%

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
BUSINESS AND INDUSTRY CLIMATE
For over a decade, Novelis has been pursuing a strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products; capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products; and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale, and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies, and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products since launching this strategy.
However, fiscal 2023 and 2024 were challenged by high inflation, geopolitical instability in Europe, and rising interest rates. These factors led to increased global operating costs, including for energy, freight, labor, coatings, and alloys; increased interest expense on our variable interest rate loans; and softer demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We also saw reduced can sheet demand beginning in the second half of fiscal 2023 attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic. In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum and liberalization of scrap importation policies in China create significant pressure on scrap pricing and reduce the financial benefit from utilizing scrap in our production process.

Many of the operating costs pressures seen in fiscal 2023 and 2024 have lessened in recent quarters, and we have been able to pass through a portion of those higher costs to customers through price increases. We also believe inventory levels across the beverage packaging supply chain have now largely normalized and demand for beverage packaging sheet is strong. With respect to the scrap supply and demand imbalances, we are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will increase our production costs in the near-term.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics.
Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. We plan to initially allocate approximately two-thirds of this plant's capacity to the production of beverage packaging sheet, with the remaining capacity targeted primarily for the automotive market. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet long-term demand growth and assess our capital expenditure plans in light of developments impacting our business. In September 2024, we determined not to pursue previously announced plans for a $375 million investment to expand operations in Zhenjiang, China.
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
We expect long-term demand for building and construction and other specialty products to grow due to increased customer preference for lightweight, sustainable materials.
Demand for aerospace aluminum plate and sheet has strengthened as air-travel demand has recovered above pre-COVID levels. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way, focused on increasing capacity and capabilities to meet growing customer demand. This estimated capital investment spend includes the aforementioned Bay Minette plant and a new $90 million recycling expansion in Latchford, UK, announced in July 2024. The estimated capital investment spend also includes $365 million for a highly advanced automotive recycling center in Guthrie, Kentucky, which began commissioning in the first quarter of fiscal 2025.
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
Throughout the Russia-Ukraine conflict, our ERM team has monitored developments and gathered information about Novelis relationships with Russian businesses. Novelis' direct exposure to the conflict has been limited, as we have no operations, assets, or employees in either Russia or Ukraine, and we have only immaterial customer relationships in these countries. Sanctions, tariffs, a ban or similar actions impacting the supply of Russian aluminum could disrupt global aluminum supply. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply. The ERM team also monitors other potential impacts of the Russia-Ukraine conflict, including impacts on the reliability of energy supplies to our European manufacturing sites and supply chain disruptions. This information is presented to, and discussed with, the Audit Committee of our Board at least quarterly, with interim updates from our executive leadership as our Board may require. In addition, we manage sanctions compliance through a global sanctions screening program, and our Information Security team monitors cybersecurity matters and makes periodic reports at meetings of our Board.

On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. All employees were safely evacuated; however, water entered the plant premises and plant operations were halted. During the six months ended September 30, 2024, the Company recognized charges of $101 million resulting from this event, including fixed asset and inventory charges, idle fixed costs, repairs and clean-up costs, and excess costs to fulfill customer contracts. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated. Production at the facility has been partially restored at the end of the second quarter of fiscal 2025 and is expected to return to normal production capability in the third quarter of fiscal 2025. We estimate the total net cash impact from this event, after insurance, to be $80 million. The net impact on Adjusted EBITDA from this event is estimated to be $30 million, the majority of which occurred in the second quarter of fiscal 2025. See Note 13 – Other Expenses (Income), Net to our accompanying unaudited condensed consolidated financial statements for additional information about this event.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our recently announced 2030 goals aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from today's 63%, both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste intensity to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by fiscal 2026, from our baseline of fiscal 2020.
To increase the use of recycled content in our products, we engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile.
In support of our commitments, we voluntarily pursued the Aluminum Stewardship Initiatives' ("ASI") certification program at 22 plants globally, and 14 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We have allocated an amount equal to the net proceeds of $588 million of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects.
Our path to a more sustainable and circular future goes beyond our environmental commitments. Across the four continents on which Novelis operates there are diverse cultures and many unique perspectives. By building a culture in which employees are encouraged to be their authentic selves, supported by an environment of respect and appreciation, and given opportunities to learn, grow and thrive, we believe we are creating fertile ground for innovation and self-development.
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteerism. The programs emphasize STEM education, recycling education, and addressing local community needs.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of September 30, 2024.
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

Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. According to CRU, demand for can stock will increase at a global (excluding China) compound annual growth rate of approximately 4% from calendar year 2023 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we saw reduced can sheet demand between the middle of fiscal 2023 through early fiscal 2024 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We believe that inventory levels in the supply chain and demand for beverage packaging has now largely normalized. Increased demand for sustainable, aluminum beverage packaging sheet has also increased the demand for, and price of, scrap metal inputs, particularly UBC scrap. Furthermore, UBC scrap availability in the US is affected by low recycling rates and an increase in its exports, including to China.
We are working on solutions to increase the amount and different types of scrap our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will increase our production costs in the near-term.
Automotive. We believe aluminum is positioned for long-term growth driven by increased adoption of aluminum in vehicle structures and components of both traditional internal combustible engine (ICE) vehicles and electric vehicles, which utilize higher amounts of aluminum. Based on management estimates, we believe that global automotive aluminum sheet demand is set to grow at a compound annual growth rate of 6% from fiscal year 2025 to fiscal year 2030.
Aerospace. The International Air Transport Association (IATA) reported 2024 global air traffic surpassed 2019 levels, reaching a full recovery post-pandemic. We expect demand for aerospace aluminum plate and sheet to continue to grow driven by increased air traffic and a need for fleet modernization.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,486	$2,097	19%	$2,270	$2,337	(3)%
Average cash price during period	2,383	2,155	11	2,451	2,209	11
Closing cash price as of end of period	2,611	2,308	13	2,611	2,308	13
The weighted average LMPs are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2024	2023		2024	2023
Weighted average LMP (per metric tonne and presented in U.S. dollars)	$317	$310	2%	$318	$340	(6)%

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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2024	March 31, 2024	2024	2023	2024	2023
Euro per U.S. dollar	0.896	0.926	0.908	0.924	0.919	0.922
Brazilian real per U.S. dollar	5.448	4.996	5.589	4.890	5.456	4.931
South Korean won per U.S. dollar	1,320	1,347	1,347	1,315	1,364	1,320
Canadian dollar per U.S. dollar	1.351	1.355	1.360	1.340	1.364	1.343
Swiss franc per euro	0.942	0.974	0.944	0.961	0.959	0.969

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

RESULTS OF OPERATIONS
For the three months ended September 30, 2024, we reported net income attributable to our common shareholder of $128 million, a decrease of 18% compared to $157 million in the comparable prior year period, and total Adjusted EBITDA of $462 million, a decrease of 5% compared to $484 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period was primarily driven by a relatively rapid increase in scrap prices creating a less favorable metal benefit compared to the prior year and unfavorable product mix from lower automotive shipments globally, including impacts associated with production interruptions at our Sierre, Switzerland plant. These headwinds were partially offset by higher beverage packaging shipments. Net income attributable to our common shareholder was further negatively impacted by charges associated with the impact of flooding at our Sierre, Switzerland plant.
For the six months ended September 30, 2024, we reported net income attributable to our common shareholder of $279 million, a decrease of 11% compared to $313 million in the comparable prior year period, and total Adjusted EBITDA of $962 million, an increase of 6% compared to $905 million in the comparable prior year period. The increase in operational performance was primarily driven by higher beverage packaging shipments and higher pricing, partially offset by unfavorable product mix including the impact of lower automotive shipments, less favorable metal benefit from higher scrap pricing, and higher operating cost. Net income attributable to our common shareholder was further negatively impacted by charges associated with the impact of flooding at our Sierre, Switzerland plant.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024	June 30, 2024	September 30, 2024
Net sales	$4,091	$4,107	$3,935	$4,077	$16,210	$4,187	$4,295
Percentage (decrease) increase in net sales versus comparable prior year period	(20)%	(14)%	(6)%	(7)%	(12)%	2%	5%
Rolled product shipments:
North America	370	390	362	391	1,513	388	396
Europe	250	256	230	246	982	263	233
Asia	176	175	176	183	710	194	198
South America	119	144	176	164	603	154	162
Eliminations	(36)	(32)	(34)	(33)	(135)	(48)	(44)
Total	879	933	910	951	3,673	951	945

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(4)%	1%	(5)%	8%	—%	5%	2%
Europe	(8)	(4)	(5)	(1)	(5)	5	(9)%
Asia	(5)	(16)	25	(2)	(2)	10	13%
South America	(20)	(11)	9	14	(2)	29	13%
Total	(9)%	(5)%	—%	2%	(3)%	8%	1%
Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023
Net sales was $4.3 billion for the three months ended September 30, 2024, an increase of 5% from $4.1 billion in the comparable prior year period, primarily due to an 1% increase in rolled product shipments and higher average aluminum prices driven by an 11% increase in average LME prices. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $180 million for the three months ended September 30, 2024, a decrease of 13% from $208 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.6 billion for the three months ended September 30, 2024, an increase of 4% from $3.5 billion in the comparable prior year period, primarily due to the increase in shipments and higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $105 million over the comparable prior year period.

Selling, General and Administrative Expenses
SG&A was $183 million for the three months ended September 30, 2024, which was largely consistent with the comparable prior year period.
Depreciation and Amortization
Depreciation and amortization was $141 million in the three months ended September 30, 2024, an increase of 4% from $136 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $72 million for the three months ended September 30, 2024, a decrease of 8% from $78 million in the comparable prior year period.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the three months ended September 30, 2023. This loss was related to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the three months ended September 30, 2024.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $21 million and $4 million for the three months ended September 30, 2024, and 2023, respectively. The change primarily relates to a charge of $17 million to write off previously capitalized costs.
Other Expense (Income), Net
Other expenses (income), net was an expense of $65 million and income of $2 million for the three months ended September 30, 2024, and 2023, respectively. The change relates primarily to charges of $61 million related to the Sierre flood.
Taxes
We recognized $51 million of income tax provision for the three months ended September 30, 2024 and 2023. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes in uncertain tax positions.
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

Selected Operating Results Three Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,782	$1,115	$789	$672	$(63)	$4,295
Shipments (in kt):
Rolled products – third party	395	233	159	158	—	945
Rolled products – intersegment	1	—	39	4	(44)	—
Total rolled products	396	233	198	162	(44)	945
Non-rolled products	3	29	3	24	(4)	55
Total shipments	399	262	201	186	(48)	1,000

Selected Operating Results Three Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,722	$1,151	$640	$593	$1	$4,107
Shipments (in kt):
Rolled products – third party	390	252	155	136	—	933
Rolled products – intersegment	—	4	20	8	(32)	—
Total rolled products	390	256	175	144	(32)	933
Non-rolled products	4	26	6	27	—	63
Total shipments	394	282	181	171	(32)	996
The following table reconciles changes in Adjusted EBITDA for the three months ended September 30, 2023, to the three months ended September 30, 2024.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended September 30, 2023	$208	$100	$82	$93	$1	$484
Volume	6	(32)	24	20	(4)	14
Conversion premium and product mix	(15)	(9)	15	11	(9)	(7)
Conversion costs	(18)	(1)	(31)	1	11	(38)
Foreign exchange	1	2	4	(4)	2	5
Selling, general & administrative and research & development costs(2)	(5)	(1)	(3)	4	(2)	(7)
Other changes	8	4	—	(3)	2	11
Adjusted EBITDA - Three Months Ended September 30, 2024	$185	$63	$91	$122	$1	$462
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
North America
Net sales increased $60 million, or 3%, primarily driven by higher average LME aluminum prices and a 2% increase in rolled product shipments, driven by higher beverage packaging shipments. Higher beverage packaging shipments were partially offset by lower specialty and automotive shipments. Adjusted EBITDA was $185 million, a decrease of 11%, primarily driven by less favorable product mix and lower metal benefit from higher scrap pricing, as well as higher labor cost, partially offset by higher volume and product pricing.
Europe
Net sales decreased $36 million, or 3%, primarily driven by lower automotive shipments due to production interruptions at the Sierre, Switzerland plant due to flooding, partially offset by higher average LME aluminum prices. Adjusted EBITDA was $63 million, a decrease of 37%, primarily driven by production interruptions at the Sierre, Switzerland plant and less favorable metal benefits from higher scrap pricing.
Asia
Net sales increased $149 million, or 23%, primarily driven by a 13% increase in rolled product shipments and higher average LME aluminum prices. The increase in shipments was driven mainly by higher beverage packaging shipments to support demand in North America, as well as higher automotive shipments and aerospace shipments, partially offset by lower specialty shipments. Adjusted EBITDA was $91 million, an increase of 11%, primarily driven by higher volume, partially offset by less favorable metal benefits from higher scrap pricing, and higher energy and labor costs. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.

South America
Net sales increased $79 million, or 13%, primarily driven by a 13% increase in rolled product shipments driven by higher beverage packaging shipments and higher average LME aluminum prices. Adjusted EBITDA was $122 million, an increase of 31%, primarily driven by higher volume, higher product pricing, and favorable product mix.
Six Months Ended September 30, 2024, Compared to the Six Months Ended September 30, 2023
Net sales were $8.5 billion for the six months ended September 30, 2024, an increase of 3% from $8.2 billion in the comparable prior year period, primarily due to a 5% increase in rolled product shipments and higher average aluminum prices driven by an 11% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $222 million. The main drivers for the increase in shipments are discussed below under Segment Review.
Income before income tax provision was $390 million for the six months ended September 30, 2024, compared to $418 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $7.1 billion for the six months ended September 30, 2024, an increase of 2% from $7.0 billion in the comparable prior year period, driven primarily by higher average aluminum prices and higher production. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $49 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $364 million for the six months ended September 30, 2024, an increase of 2% from $356 million in the comparable prior year period. The increase is mainly due to higher employment expense resulting from higher employment and variable compensation costs.
Depreciation and Amortization
Depreciation and amortization was $281 million for the six months ended September 30, 2024, an increase of 5% from $267 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $144 million for the six months ended September 30, 2024, a decrease of 7% from $155 million in the comparable prior year period. This decrease is primarily due to lower average interest rates on variable interest rate borrowings and higher capitalized interest.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the six months ended September 30, 2023. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the six months ended September 30, 2024.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $40 million and $7 million for the six months ended September 30, 2024, and 2023, respectively. The change primarily relates to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $19 million in the current period, as well as a charge of $17 million to write off previously capitalized costs.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $125 million and income of $29 million for the six months ended September 30, 2024, and 2023, respectively. The change relates primarily to charges of $101 million related to the Sierre flood and the Company incurring realized losses on the change in fair value of derivative instruments, net, of $32 million in the current period compared to gains of $49 million in the prior year period and unrealized gains on the change in fair value of derivative instruments, net, of $16 million in the current period compared to losses of $19 million in the prior year period.
Taxes
We recognized $111 million of income tax provision for the six months ended September 30, 2024. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and changes in uncertain tax positions. We recognized $105 million of income tax provision in the prior comparable period.

Segment Review

Selected Operating Results Six Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,512	$2,292	$1,505	$1,285	$(112)	$8,482
Shipments
Rolled products – third party	783	494	318	301	—	1,896
Rolled products – intersegment	1	2	74	15	(92)	—
Total rolled products	784	496	392	316	(92)	1,896
Non-rolled products	6	54	5	48	(3)	110
Total shipments	790	550	397	364	(95)	2,006

Selected Operating Results Six Months Ended September 30, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,454	$2,332	$1,309	$1,122	$(19)	$8,198
Shipments
Rolled products – third party	760	497	308	247	—	1,812
Rolled products – intersegment	—	9	43	16	(68)	—
Total rolled products	760	506	351	263	(68)	1,812
Non-rolled products	8	53	15	56	1	133
Total shipments	768	559	366	319	(67)	1,945
The following table reconciles changes in Adjusted EBITDA for the six months ended September 30, 2023, to the six months ended September 30, 2024.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Six Months Ended September 30, 2023	$374	$188	$169	$177	$(3)	$905
Volume	31	(13)	43	54	(10)	105
Conversion premium and product mix	(18)	(25)	13	11	(4)	(23)
Conversion costs	(27)	(4)	(47)	15	16	(47)
Foreign exchange	1	—	9	(4)	2	8
Selling, general & administrative and research & development costs(2)	(6)	(5)	(5)	2	(3)	(17)
Other changes	13	12	1	(1)	6	31
Adjusted EBITDA - Six Months Ended September 30, 2024	$368	$153	$183	$254	$4	$962
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
North America
Net sales increased $58 million, or 2%, driven primarily by higher average LME aluminum prices and a 3% increase in rolled product shipments. Higher beverage packaging shipments were partially offset by lower specialty and automotive shipments. Adjusted EBITDA was $368 million, a decrease of 2%, primarily driven by less favorable product mix, lower metal benefit from higher scrap pricing, and higher labor and other operating costs, partially offset by higher volume and product pricing.

Europe
Net sales decreased $40 million, or 2%, driven by a 2% decrease in rolled product shipments. Lower automotive shipments due to production interruptions at the Sierre, Switzerland plant as a result of flooding were partially offset by higher beverage packaging shipments and higher average LME aluminum prices. Adjusted EBITDA was $153 million, a decrease of 19%, primarily driven by production interruptions at the Sierre, Switzerland plant, less favorable metal benefit from higher scrap pricing, higher operating cost, and lower specialties pricing.
Asia
Net sales increased $196 million, or 15%, driven primarily by a 12% increase in rolled product shipments due largely to higher beverage packaging shipments, higher average LME aluminum prices, as well as higher automotive shipments, partially offset by lower specialty shipments. Adjusted EBITDA was $183 million, an increase of 8%, primarily due to higher volume and favorable foreign exchange, partially offset by less favorable metal benefits from higher scrap pricing, unfavorable product mix, as well as higher higher labor and energy costs. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.
South America
Net sales increased $163 million, or 15%, driven by a 20% increase in rolled product shipments, primarily in the beverage packaging market and higher average LME aluminum prices. Adjusted EBITDA was $254 million, an increase of 44%, primarily due to higher volume, higher product pricing, favorable product mix, and favorable metal benefit.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of September 30, 2024. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing and our senior secured credit facilities. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of September 30, 2024, and March 31, 2024, is as follows.

in millions	September 30, 2024	March 31, 2024
Cash and cash equivalents	$1,071	$1,309
Availability under committed credit facilities	988	1,008
Total available liquidity	$2,059	$2,317
The decrease in total available liquidity relates to the decrease in cash and cash equivalents, primarily resulting from investing activities during the period. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of September 30, 2024, we held $27 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2024, we held $406 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2024, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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

Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Six Months Ended September 30,
in millions	2024	2023	Change
Net cash provided by operating activities	$374	$290	$84
Net cash used in investing activities	(719)	(590)	(129)
Net cash provided by (used in) financing activities	102	(26)	128
Operating Activities
The increase in net cash provided by operating activities primarily relates to more favorable changes in working capital.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2024	2023	Change
Net cash provided by operating activities – continuing operations(1)	$374	$290	$84
Net cash used in investing activities – continuing operations(1)	(719)	(590)	(129)
Adjusted free cash flow	$(345)	$(300)	$(45)
Ending cash and cash equivalents	$1,071	$1,158	$(87)
_________________________
(1)For the six months ended September 30, 2024 and 2023, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $717 million during the six months ended September 30, 2024. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $618 million during the six months ended September 30, 2023.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2024 and 2023.

Six Months Ended
in millions	September 30, 2024
Short-term borrowings in Brazil	$50
China Loan, due September 2027	14
Proceeds from issuance of long-term and short-term borrowings	$64

Six Months Ended
in millions	September 30, 2023
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	50
Proceeds from issuance of long-term and short-term borrowings	$532

The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2024, and 2023.

Six Months Ended
in millions	September 30, 2024
Short-term borrowings in Brazil	$(50)
Floating rate Term Loans, due September 2026	(4)
Floating rate Term Loans, due March 2028	(2)
China Bank Loans, due August 2027	(6)
Finance leases and other repayments	(6)
Principal payments of long-term and short-term borrowings	$(68)

Six Months Ended
in millions	September 30, 2023
Brazil Loan, due June 2023	$(30)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due March 2028	(3)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(11)
Principal payments of long-term and short-term borrowings	$(531)
The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2024, and 2023.

Six Months Ended
in millions	September 30, 2024
ABL Revolver	$108
Korea credit facility	(2)
Revolving credit facilities and other, net	$106

Six Months Ended
in millions	September 30, 2023
ABL Revolver	$32
China credit facility	(57)
Korea credit facility	1
Revolving credit facilities and other, net	$(24)
In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.

Non-Guarantor Information
As of September 30, 2024, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2024)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2024)	20%
Assets owned by non-guarantor subsidiaries (as of September 30, 2024)	15%
In addition, for the six months ended September 30, 2024, and 2023, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.0 billion and $1.8 billion, respectively, and as of September 30, 2024, those subsidiaries had assets of $3.1 billion and debt and other liabilities of $1.6 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to keep our net leverage ratio at or around approximately 3.5x during our strategic capital investment cycle underway, and guide approximately 8%-10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our common shareholder have been $100 million in each of the last three fiscal years, but such payments are made at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; our expectations regarding trends in demand for aluminum flat-rolled products, including statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; our expectations regarding volatility and uncertainty in general economic conditions; our expectations regarding the impact of lower availabilities and higher corresponding prices of scrap metal inputs on our business; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict; statements about our expectations regarding inventory supply levels in the beverage packaging market; statements about our expectation that automotive demand will grow as a result of increased adoption of aluminum in vehicle structures and components of both traditional internal combustion engine (ICE) vehicles and electric vehicles; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2024, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(232)
Copper	(10)	(1)
Zinc	(10)	—
Local market premiums	10%	(6)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2024, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(3)
Diesel fuel	(10)	(2)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2024, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(22)
Euro	(10)	(73)
Korean won	(10)	(65)
Canadian dollar	(10)	(3)
British pound	(10)	(23)
Swiss franc	(10)	(9)
Chinese yuan	10	(4)

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2024, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $8 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of September 30, 2024, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of September 30, 2024, would have an estimated potential negative effect on the contracts' fair value of approximately $3 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are a party to litigation incidental to our business from time to time. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding litigation to which we are a party, see Note 15 – Commitments and Contingencies to our accompanying unaudited condensed consolidated financial statements.
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2024 Form 10-K and Part II. Item 1A. Risk Factors in our Form 10-Q for the first quarter of fiscal 2025. Except as set forth below, there have been no material changes from the risk factors described in our 2024 Form 10-K and our Form 10-Q for the first quarter of fiscal 2025.

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
Further, our operational performance is driven in part by our use of recycled aluminum in our aluminum products. The metal benefit from scrap aluminum is driven by consumer and manufacturer demand for scrap aluminum, and its related impact on the supply of scrap aluminum. Any pressure on scrap prices and availability which may result from changing scrap aluminum supply and demand may increase our production costs, which may ultimately adversely impact our results of operations.
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
Date: November 6, 2024