Form 10-Q
period 2024-12-31
Novelis Inc.
filed 2025-02-10
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
or
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
As of February 7, 2025, the registrant had 600,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
AluInfra	AluInfra Services SA
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2007	Fiscal year ended March 31, 2007
fiscal 2013	Fiscal year ended March 31, 2013
fiscal 2016	Fiscal year ended March 31, 2016
fiscal 2020	Fiscal year ended March 31, 2020
fiscal 2022	Fiscal year ended March 31, 2022
fiscal 2023	Fiscal year ended March 31, 2023
fiscal 2024	Fiscal year ended March 31, 2024
fiscal 2025	Fiscal year ending March 31, 2025
fiscal 2026	Fiscal year ending March 31, 2026
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.S.	United States
U.K.	United Kingdom
VIE	Variable interest entity
2024 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 6, 2024

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Net sales	$4,080	$3,935	$12,562	$12,133
Cost of goods sold (exclusive of depreciation and amortization)	3,516	3,309	10,607	10,287
Selling, general and administrative expenses	179	189	543	545
Depreciation and amortization	142	139	423	406
Interest expense and amortization of debt issuance costs	66	73	210	228
Research and development expenses	25	24	75	72
Loss on extinguishment of debt, net	—	—	—	5
Restructuring and impairment expenses, net	6	26	46	33
Equity in net loss (income) of non-consolidated affiliates	1	6	(2)	(1)
Other (income) expenses, net	(4)	(6)	121	(35)
	3,931	3,760	12,023	11,540
Income before income tax provision	149	175	539	593
Income tax provision	39	54	150	159
Net income	110	121	389	434
Net income attributable to our common shareholder	$110	$121	$389	$434
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Net income	$110	$121	$389	$434
Other comprehensive (loss) income:
Currency translation adjustment	(217)	140	(101)	61
Net change in fair value of effective portion of cash flow hedges	28	10	(16)	(74)
Net change in pension and other benefits	(1)	(3)	(8)	(10)
Other comprehensive (loss) income before income tax effect	(190)	147	(125)	(23)
Income tax provision (benefit) related to items of other comprehensive (loss) income	1	5	(9)	(21)
Other comprehensive (loss) income, net of tax	(191)	142	(116)	(2)
Comprehensive (loss) income	(81)	263	273	432
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(1)	(1)	(1)
Comprehensive (loss) income attributable to our common shareholder	$(81)	$264	$274	$433
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$791	$1,309
Accounts receivable, net
— third parties (net of allowance for credit losses of $6 and $7 as of December 31, 2024, and March 31, 2024, respectively)	1,944	1,760
— related parties	120	161
Inventories	2,924	2,515
Prepaid expenses and other current assets	220	152
Fair value of derivative instruments	110	45
Assets held for sale	6	1
Total current assets	6,115	5,943
Property, plant and equipment, net	6,493	5,741
Goodwill	1,071	1,074
Intangible assets, net	514	545
Investment in and advances to non-consolidated affiliates	879	905
Deferred income tax assets	150	143
Other long-term assets
— third parties	260	274
— related parties	5	3
Total assets	$15,487	$14,628

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$29	$33
Short-term borrowings	1,019	759
Accounts payable
— third parties	3,266	2,992
— related parties	249	280
Fair value of derivative instruments	192	144
Accrued expenses and other current liabilities	625	627
Total current liabilities	5,380	4,835
Long-term debt, net of current portion	4,997	4,866
Deferred income tax liabilities	221	253
Accrued postretirement benefits	517	559
Other long-term liabilities	289	305
Total liabilities	11,404	10,818
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of December 31, 2024, and March 31, 2024	—	—
Additional paid-in capital	1,108	1,108
Retained earnings	3,461	3,072
Accumulated other comprehensive loss	(496)	(381)
Total equity of our common shareholder	4,073	3,799
Noncontrolling interests	10	11
Total equity	4,083	3,810
Total liabilities and equity	$15,487	$14,628
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
in millions	2024	2023
OPERATING ACTIVITIES
Net income	$389	$434
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	423	406
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(17)	(34)
Loss on sale or disposal of assets, net	2	4
Non-cash restructuring and impairment charges	34	24
Loss on extinguishment of debt, net	—	5
Deferred income taxes, net	(26)	12
Equity in net income of non-consolidated affiliates	(2)	(1)
(Gain) loss on foreign exchange remeasurement of debt	(12)	14
Amortization of debt issuance costs and carrying value adjustments	10	8
Non-cash charges related to Sierre flooding	42	—
Other, net	4	3
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(221)	(183)
Inventories	(486)	61
Accounts payable	245	(355)
Other assets	(66)	43
Other liabilities	(56)	(21)
Net cash provided by operating activities	$263	$420
INVESTING ACTIVITIES
Capital expenditures	$(1,175)	$(960)
Proceeds from the sale of a business	—	2
(Outflows) proceeds from investment in and advances to non-consolidated affiliates, net	(9)	3
(Outflows) proceeds from the settlement of derivative instruments, net	(4)	9
Other	10	11
Net cash used in investing activities	$(1,178)	$(935)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$268	$699
Principal payments of long-term and short-term borrowings	(123)	(604)
Revolving credit facilities and other, net	262	(281)
Debt issuance costs	(3)	(3)
Net cash provided by (used in) financing activities	$404	$(189)
Net decrease in cash, cash equivalents and restricted cash	(511)	(704)
Effect of exchange rate changes on cash	(15)	(6)
Cash, cash equivalents and restricted cash – beginning of period	1,322	1,511
Cash, cash equivalents and restricted cash – end of period	$796	$801

Cash and cash equivalents	$791	$787
Restricted cash (included in other long-term assets)	5	14
Cash, cash equivalents and restricted cash – end of period	$796	$801

Supplemental Disclosures:
Accrued capital expenditures	$303	$176
Leased assets obtained in exchange for new operating lease liabilities	14	7
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2023	600,000,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	434	—	—	434
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	61	—	61
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $18 included in other comprehensive (loss) income	—	—	—	—	(56)	—	(56)
Change in pension and other benefits, net of tax benefit of $3 included in other comprehensive (loss) income	—	—	—	—	(6)	(1)	(7)
Balance as of December 31, 2023	600,000,000	$—	$1,208	$2,906	$(239)	$11	$3,886

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	389	—	—	389
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(101)	—	(101)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $7 included in other comprehensive (loss) income	—	—	—	—	(9)	—	(9)
Change in pension and other benefits, net of tax benefit of $2 included in other comprehensive (loss) income	—	—	—	—	(5)	(1)	(6)
Balance as of December 31, 2024	600,000,000	$—	$1,108	$3,461	$(496)	$10	$4,083

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2023	600,000,000	$—	$1,208	$2,785	$(382)	$12	$3,623
Net income attributable to our common shareholder	—	—	—	121	—	—	121
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	140	—	140
Change in fair value of effective portion of cash flow hedges, net of tax provision of $6 included in other comprehensive (loss) income	—	—	—	—	4	—	4
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(1)	(1)	(2)
Balance as of December 31, 2023	600,000,000	$—	$1,208	$2,906	$(239)	$11	$3,886

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164
Net income attributable to our common shareholder	—	—	—	110	—	—	110
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(217)	—	(217)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 included in other comprehensive (loss) income	—	—	—	—	26	—	26
Balance as of December 31, 2024	600,000,000	$—	$1,108	$3,461	$(496)	$10	$4,083
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
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of December 31, 2024, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 31 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 14 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On December 31, 2024, and March 31, 2024, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $756 million and $612 million, respectively.

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
We did not adopt any new accounting pronouncements during the nine months ended December 31, 2024, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires expanded, disaggregated expense disclosures. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027 as updated for in ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarified the interim reporting effective date of ASU 2024-03. Early adoption is permitted. The amendments will be applied prospectively with the option of retrospective application. We are currently evaluating this ASU to determine its impacts on the Company's disclosures.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three and nine months ended December 31, 2024 and December 31, 2023 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Restructuring expenses, net	$6	$26	$29	$31
Impairment expenses	—	—	17	2
Restructuring and impairment expenses, net	$6	$26	$46	$33

Restructuring expenses, net for the three and the nine months ended December 31, 2024, include restructuring charges relating to the Buckhannon plant closure of $1 million and $20 million, respectively, which consisted primarily of charges for accelerated depreciation and employee-related restructuring expenses. Impairment charges for the nine months ended December 31, 2024 include $17 million of impairment charges related to the write-off of costs previously capitalized.
Restructuring expenses, net for the three and nine months ended December 31, 2023, include restructuring charges relating to the Clayton plant closure of $24 million, which consisted primarily of charges for accelerated depreciation and employee-related restructuring expenses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	December 31, 2024	March 31, 2024
Finished goods	$641	$616
Work in process	1,307	1,158
Raw materials	695	451
Supplies	281	290
Inventories	$2,924	$2,515

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

in millions	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9	$4
Accounts receivable, net	8	10
Inventories	128	142
Prepaid expenses and other current assets	7	8
Total current assets	152	164
Property, plant and equipment, net	92	104
Goodwill	12	12
Deferred income tax assets	36	36
Other long-term assets	3	4
Total assets	$295	$320
LIABILITIES
Current liabilities:
Accounts payable	$133	$135
Accrued expenses and other current liabilities	29	34
Total current liabilities	162	169
Accrued postretirement benefits	105	121
Other long-term liabilities	2	2
Total liabilities	$269	$292

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2024, Novelis and Kobe both hold a 50% interest in UAL. During the three and nine months ended December 31, 2024, we made additional contributions to UAL in the amount of $6 million and $18 million, respectively. During the three and nine months ended December 31, 2023, we made contributions to UAL in the amount of $11 million and $18 million, respectively.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Net sales	$371	$345	$1,171	$1,135
Costs and expenses related to net sales	365	359	1,145	1,121
Income tax provision (benefit)	1	(6)	6	2
Net income (loss)	$5	$(8)	$20	$12

Purchases of tolling services from Alunorf	$72	$65	$224	$223
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	December 31, 2024	March 31, 2024
Accounts receivable, net — related parties	$120	$161
Other long-term assets — related parties	5	3
Accounts payable — related parties	249	280

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2024, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. During the three and nine months ended December 31, 2023, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2024, and March 31, 2024, there was $1 million and $2 million, respectively, of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	December 31, 2024				March 31, 2024
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.21%	$1,019	$—	$1,019	$759	$—	$759
Floating rate Term Loans, due September 2026	5.98%	741	(3)	738	746	(4)	742
Floating rate Term Loans, due March 2028	6.48%	481	(4)	477	485	(5)	480
3.25% Senior Notes, due November 2026	3.25%	750	(4)	746	750	(6)	744
3.375% Senior Notes, due April 2029	3.375%	518	(6)	512	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(16)	1,584	1,600	(18)	1,582
3.875% Senior Notes, due August 2031	3.875%	750	(7)	743	750	(8)	742
China Bank Loans, due August 2027	2.75%	47	—	47	53	—	53
China Loan, due September 2027	2.80%	14	—	14	—	—	—
China Loan, due November 2027	2.70%	21	—	21	—	—	—
China Loan, due December 2027	2.60%	21	—	21	—	—	—
Sierre Loan, due October 2027	0.95%	110	—	110	—	—	—
Finance lease obligations and other debt, due through December 2031	4.53%	13	—	13	23	—	23
Total debt		$6,085	$(40)	$6,045	$5,706	$(48)	$5,658
Less: Short-term borrowings		(1,019)	—	(1,019)	(759)	—	(759)
Less: Current portion of long-term debt		(29)	—	(29)	(33)	—	(33)
Long-term debt, net of current portion		$5,037	$(40)	$4,997	$4,914	$(48)	$4,866
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2024, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2024, for our debt denominated in foreign currencies are as follows (in millions).

As of December 31, 2024	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,048
2 years	1,508
3 years	192
4 years	468
5 years	519
Thereafter	2,350
Total	$6,085
Short-Term Borrowings
As of December 31, 2024, our short-term borrowings totaled $1,019 million, which consisted of $805 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, and $14 million in short-term China loans (CNY 100 million). The weighted average interest rate on the short-term borrowings was 6.21% and 5.78% as of December 31, 2024, and March 31, 2024, respectively.

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
In April 2024, the Company amended the Term Loan facility. The amendment made certain changes that provide the Company with additional flexibility to operate its business. The Term Loan facility was further amended in December 2024. The amendment made certain changes to provide the Company's parent, AV Minerals (Netherlands) N.V., with additional flexibility with respect to investments and collateral requirements.
As of December 31, 2024, we were in compliance with the covenants of our Term Loan facility.
ABL Revolver
In April 2024, the Company amended the ABL Revolver facility. The amendment made certain changes to provide the Company with additional flexibility to operate its business, including with relation to fees on obligations denominated in foreign currencies. The ABL Revolver facility was further amended in December 2024. The amendment made certain changes to provide the Company's parent, AV Minerals (Netherlands) N.V., with additional flexibility with respect to investments and collateral requirements.
As of December 31, 2024, we had $805 million in borrowings under the ABL Revolver and were in compliance with its debt covenants. We utilized $62 million of the ABL Revolver for letters of credit. We had availability of $660 million on the ABL Revolver, including $213 million of remaining availability that can be utilized for letters of credit.
Senior Notes
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to incur additional debt and provide additional guarantees; pay dividends or return capital beyond certain amounts and make other restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sales of assets and subsidiary stock; create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable; engage in certain transactions with affiliates; enter into sale and leaseback transactions; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, certain of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.25% Senior Notes due November 2026, through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.75% Senior Notes due January 2030, through August 2026 for the 3.875% Senior Notes due August 2031, and through January 2027 for the 6.875% Senior Notes due January 2030, which were issued in January 2025 as further discussed in Note 17 – Subsequent Events.
As of December 31, 2024, we were in compliance with the covenants of our Senior Notes.
China Loans
In the second quarter of fiscal 2025, we borrowed $14 million (CNY 100 million) of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date.
In the third quarter of fiscal 2025, we borrowed $21 million (CNY 150 million) of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Additionally, in the third quarter of fiscal 2025, we borrowed $21 million (CNY 150 million) of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed $110 million (CHF 100 million) from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). Subject to final ratification under Swiss law, the Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the nine months ended December 31, 2024, we granted 1,703,504 Hindalco phantom RSUs and 1,445,434 Hindalco SARs. Total share-based compensation (benefit) expense was $(1) million and $25 million for the three and nine months ended December 31, 2024, respectively. Total share-based compensation expense was $13 million and $27 million for the three and nine months ended December 31, 2023, respectively. As of December 31, 2024, the outstanding liability related to share-based compensation was $35 million.
The cash payments made to settle all Hindalco SAR liabilities were $11 million and $5 million in the nine months ended December 31, 2024, and 2023, respectively. Total cash payments made to settle RSUs were $15 million and $13 million in the nine months ended December 31, 2024, and 2023, respectively. As of December 31, 2024, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $7 million and $15 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.3 years and 1.4 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
in millions	2024	2023	2024	2023
Service cost	$6	$6	$1	$1
Interest cost	18	19	2	2
Expected return on assets	(20)	(20)	—	—
Amortization — losses (gains), net	2	—	(1)	(1)
Amortization — prior service credit, net	—	—	(1)	(1)
Net periodic benefit cost(1)	$6	$5	$1	$1

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Service cost	$17	$17	$2	$2
Interest cost	55	57	5	5
Expected return on assets	(58)	(59)	—	—
Amortization — losses (gains), net	3	(1)	(2)	(2)
Amortization — prior service credit, net	(1)	(1)	(3)	(3)
Net periodic benefit cost(1)	$16	$13	$2	$2
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Funded pension plans	$4	$2	$27	$23
Unfunded pension plans	3	4	11	11
Savings and defined contribution pension plans	14	14	46	44
Total contributions	$21	$20	$84	$78
During the remainder of fiscal 2025, we expect to contribute an additional $11 million to our funded pension plans, $6 million to our unfunded pension plans, and $15 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(58)	$43	$(34)	$39
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	59	(36)	38	(27)
Currency losses, net	$1	$7	$4	$12

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	December 31, 2024
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$37	$6	$(36)	$—	$7
Currency exchange contracts	1	—	(61)	(9)	(69)
Energy contracts	—	1	(2)	—	(1)
Interest rate swap contracts	—	—	—	(3)	(3)
Net investment hedges
Currency exchange contracts	12	—	—	—	12
Total derivatives designated as hedging instruments	$50	$7	$(99)	$(12)	$(54)
Derivatives not designated as hedging instruments:
Metal contracts	$40	$3	$(51)	$(1)	$(9)
Currency exchange contracts	20	—	(42)	—	(22)
Total derivatives not designated as hedging instruments	$60	$3	$(93)	$(1)	$(31)
Total derivative fair value	$110	$10	$(192)	$(13)	$(85)

	March 31, 2024
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$—	$(56)	$(2)	$(55)
Currency exchange contracts	4	1	(13)	—	(8)
Energy contracts	1	—	(4)	—	(3)
Interest rate swap contracts	—	—	—	(2)	(2)
Total derivatives designated as hedging instruments	$8	$1	$(73)	$(4)	$(68)
Derivatives not designated as hedging instruments:
Metal contracts	$30	$—	$(53)	$(1)	$(24)
Currency exchange contracts	6	—	(17)	—	(11)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$37	$—	$(71)	$(1)	$(35)
Total derivative fair value	$45	$1	$(144)	$(5)	$(103)
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
Price risk exposure arises due to the timing lag between the LME based pricing of raw material aluminum purchases and the LME based pricing of finished product sales. We identify and designate certain LME aluminum forward sales contracts as cash flow hedges of the metal price risk associated with our future metal sales that vary based on changes in the price of aluminum. Generally, such designated exposures do not extend beyond three years in length. The average duration of those contracts is less than one year.
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of December 31, 2024, and March 31, 2024, the fair value of these contracts represented a liability of $8 million and a liability of $6 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	December 31, 2024	March 31, 2024
Hedge type
Purchase (sale)
Cash flow sales	(853)	(755)
Not designated	(208)	(306)
Total, net	(1,061)	(1,061)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion and $1.0 billion in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2024, and March 31, 2024, respectively.
During the current fiscal year, we entered into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive (loss) income under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other (income) expenses, net. We had a total notional amount of $251 million in outstanding foreign currency forwards designated as net investment hedges as of December 31, 2024.
As of December 31, 2024, and March 31, 2024, we had outstanding foreign currency exchange contracts with a total notional amount of $1.3 billion and $1.5 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first quarter of fiscal 2026 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of December 31, 2024, and March 31, 2024, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional amount of 6 million MMBtu designated as cash flow hedges as of December 31, 2024, and the fair value was a liability of less than $1 million. There was a notional amount of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of $3 million. As of December 31, 2024, we had a notional amount of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2024, we had a notional amount of less than 1 million MMBtu and the fair value was a liability of less than $1 million. The average for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 4 million gallons designated as cash flow hedges as of December 31, 2024, and the fair value was a liability of $1 million. There was a notional amount of 6 million gallons designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of less than $1 million. As of December 31, 2024, we had a notional amount of 2 million gallons not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2024, we no notional amount that were not designated as hedges. In Europe, as of December 31, 2024, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2024, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended December 31		Nine Months Ended December 31
in millions	2024	2023	2024	2023
Derivative instruments not designated as hedges
Metal contracts	$2	$(17)	$17	$(42)
Currency exchange contracts	59	(38)	39	(31)
Energy contracts(1)	2	1	4	—
Loss (gain) recognized in other (income) expenses, net	63	(54)	60	(73)
Derivative instruments designated as hedges
(Gain) loss recognized in other (income) expenses, net(1)	(1)	1	(3)	(1)
Total loss (gain) recognized in other (income) expenses, net	$62	$(53)	$57	$(74)

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$59	$(36)	$38	$(27)
Realized losses (gains) on change in fair value of derivative instruments, net	21	(2)	53	(51)
Unrealized (gains) losses on change in fair value of derivative instruments, net	(18)	(15)	(34)	4
Total loss (gain) recognized in other (income) expenses, net	$62	$(53)	$57	$(74)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $57 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Cash flow hedging derivatives
Metal contracts	$32	$6	$(96)	$78
Currency exchange contracts	(101)	40	(102)	22
Energy contracts	1	(4)	(2)	(5)
Interest rate swap contracts	7	(8)	1	(7)
Total cash flow hedging derivatives	$(61)	$34	$(199)	$88
Net investment derivatives
Currency exchange contracts	16	—	9	—
Total	$(45)	$34	$(190)	$88
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2024	2023	2024	2023
Cash flow hedging derivatives
Energy contracts(1)	$(2)	$—	$(8)	$(3)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	—	1	—	3	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(75)	23	(154)	166	Net sales
Currency exchange contracts	(4)	5	(6)	12	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	—	—	1	Selling, general and administrative expenses
Currency exchange contracts	(5)	(5)	(11)	(14)	Net sales
Currency exchange contracts	—	(1)	(2)	(3)	Depreciation and amortization
Interest rate swap contracts	—	1	2	1	Interest expense and amortization of debt issuance costs
Total	$(86)	$24	$(179)	$163	Income before income tax provision
	23	(6)	47	(43)	Income tax provision (benefit)
	$(63)	$18	$(132)	$120	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended December 31, 2024, and 2023.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)
Other comprehensive loss before reclassifications	(217)	(37)	—	(254)
Amounts reclassified from accumulated other comprehensive loss, net	—	63	—	63
Net current-period other comprehensive (loss) income	(217)	26	—	(191)
Balance as of December 31, 2024	$(441)	$(71)	$16	$(496)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2023	$(372)	$(65)	$55	$(382)
Other comprehensive income before reclassifications	140	22	—	162
Amounts reclassified from accumulated other comprehensive loss, net	—	(18)	(1)	(19)
Net current-period other comprehensive income (loss)	140	4	(1)	143
Balance as of December 31, 2023	$(232)	$(61)	$54	$(239)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(101)	(141)	(3)	(245)
Amounts reclassified from accumulated other comprehensive loss, net	—	132	(2)	130
Net current-period other comprehensive loss	(101)	(9)	(5)	(115)
Balance as of December 31, 2024	$(441)	$(71)	$16	$(496)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive income (loss) before reclassifications	61	64	(1)	124
Amounts reclassified from accumulated other comprehensive loss, net	—	(120)	(5)	(125)
Net current-period other comprehensive income (loss)	61	(56)	(6)	(1)
Balance as of December 31, 2023	$(232)	$(61)	$54	$(239)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2024, and March 31, 2024, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2024, and March 31, 2024. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2024		March 31, 2024
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$86	$(88)	$33	$(112)
Currency exchange contracts	33	(112)	11	(30)
Energy contracts	1	(2)	2	(5)
Interest rate swap contracts	—	(3)	—	(2)
Total level 2 instruments	$120	$(205)	$46	$(149)
Netting adjustment(1)	(57)	57	(32)	32
Total net	$63	$(148)	$14	$(117)
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

	December 31, 2024		March 31, 2024
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$5	$5	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	5,013	4,827	4,876	4,649
Additionally, our condensed consolidated balance sheet as of December 31, 2024, includes a note receivable in the amount of $40 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Sierre flood
Fixed asset charges	$—	$—	$30	$—
Inventory charges	—	—	12	—
Idle fixed costs(1)	4	—	20	—
Repairs and clean-up costs	14	—	31	—
Excess costs to fulfill customer contracts(2)	4	—	27	—
Property insurance recoveries	(18)	—	(18)	—
Other	1	—	4	—
Sierre flood losses, net of recoveries	5	—	106	—
Sierre business interruption insurance recoveries	(15)	—	(15)	—
Currency losses, net(3)	1	7	4	12
Unrealized (gains) losses on change in fair value of derivative instruments, net(4)	(18)	(15)	(34)	4
Realized losses (gains) on change in fair value of derivative instruments, net(4)	21	(2)	53	(51)
Loss on sale or disposal of assets, net	—	4	2	4
Interest income	(5)	(6)	(18)	(17)
Non-operating net periodic benefit cost(5)	—	(1)	(1)	(4)
Other, net	7	7	24	17
Other (income) expenses, net	$(4)	$(6)	$121	$(35)
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

On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations were halted for several weeks. Plant operations have fully resumed. However as a result of this event, the Company recognized fixed asset charges of $30 million and inventory charges of $12 million during the nine months ended December 31, 2024, with no such charges recorded during the three months ended December 31, 2024. In the three months ended December 31, 2024, the Company incurred costs resulting from the shut down of the facility and efforts to restore operations, including idle fixed costs of $4 million, repairs and clean-up costs of $14 million, excess costs to fulfill customer contracts of $4 million, and other costs of $1 million. In the nine months ended December 31, 2024, the Company incurred costs resulting from the shut down of the facility and efforts to restore operations, including idle fixed costs of $20 million, repairs and clean-up costs of $31 million, excess costs to fulfill customer contracts of $27 million, and other costs of $4 million. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During the three and nine months ended December 31, 2024, Novelis recognized property insurance recoveries of $18 million and business interruption insurance recoveries of $15 million, which are recognized within Other (income) expenses, net. We may recognize additional insurance recoveries related to the impact of the Sierre flood in future periods when insurance proceeds are realizable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended December 31, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes offset by changes to the Brazilian real foreign exchange rate and the availability of tax credits. For the nine months ended December 31, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes in uncertain tax positions. For the three months ended December 31, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax. For the nine months ended December 31, 2023, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax.
As of December 31, 2024, we had a net deferred tax liability of $71 million. This amount included gross deferred tax assets of approximately $1.3 billion and a valuation allowance of $691 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Certain tax filings for fiscal 2007 through fiscal 2022 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before fiscal 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In August 2024, we received a final tax assessment for the fiscal 2013 through fiscal 2016 tax audit in Germany. Upon receipt of the final tax assessments, we filed an appeal and began the process to request a mutual agreement procedure in those jurisdictions for which there would be an offsetting benefit for the amounts paid to Germany. During the three months ended December 31, 2024, certain other estimates and assumptions associated with uncertain tax positions also changed. No changes to uncertain tax positions during the three months ended December 31, 2024, including as a result of the final Germany tax assessments, had a material impact on our financial statements for any periods presented.

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
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2024, and March 31, 2024, were $37 million and $38 million, respectively. Of the total $37 million as of December 31, 2024, $15 million is associated with an environmental reserve, $18 million is associated with undiscounted environmental clean-up costs, and $4 million is associated with restructuring actions. As of December 31, 2024, $20 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $34 million as of December 31, 2024, and $40 million as of March 31, 2024. As of December 31, 2024, the $34 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
Novelis received a tax notification on July 11, 2024, requesting information for the calculated credits of COFINS in the amount of $43 million, related to the period from 2008 to 2014, and PIS and COFINS in the amount of $28 million, related to the period from 2015 to 2017. If the credits are not sufficiently validated per the request, a portion of the COFINS and PIS and COFINS credits may be disallowed. The Company believes it has sufficient documentation to support the use of the credits.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$516	$363	$—	$—	$879
Total assets	6,166	3,942	2,154	2,140	1,085	15,487

in millions
March 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Investment in and advances to non-consolidated affiliates	$—	$536	$369	$—	$—	$905
Total assets	5,411	4,049	2,206	2,050	912	14,628

in millions
Selected Operating Results Three Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,647	$1,041	$608	$682	$102	$4,080
Net sales – intersegment	—	13	122	3	(138)	—
Net sales	$1,647	$1,054	$730	$685	$(36)	$4,080

Depreciation and amortization	$56	$42	$23	$22	$(1)	$142
Income tax (benefit) provision	(5)	5	12	20	7	39
Capital expenditures	366	54	27	18	(7)	458

in millions
Selected Operating Results Three Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$1,577	$993	$564	$694	$107	$3,935
Net sales – intersegment	—	17	79	15	(111)	—
Net sales	$1,577	$1,010	$643	$709	$(4)	$3,935

Depreciation and amortization	$58	$42	$22	$21	$(4)	$139
Income tax (benefit) provision	(8)	10	11	33	8	54
Capital expenditures	268	39	34	18	(17)	342

in millions
Selected Operating Results Nine Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$5,156	$3,315	$1,855	$1,917	$319	$12,562
Net sales – intersegment	3	31	380	53	(467)	—
Net sales	$5,159	$3,346	$2,235	$1,970	$(148)	$12,562

Depreciation and amortization	$170	$126	$70	$66	$(9)	$423
Income tax (benefit) provision	3	(3)	40	76	34	150
Capital expenditures	983	112	64	43	(27)	1,175

in millions
Selected Operating Results Nine Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales – third party	$5,031	$3,283	$1,741	$1,758	$320	$12,133
Net sales – intersegment	—	59	211	73	(343)	—
Net sales	$5,031	$3,342	$1,952	$1,831	$(23)	$12,133

Depreciation and amortization	$166	$123	$67	$61	$(11)	$406
Income tax (benefit) provision	(15)	36	29	60	49	159
Capital expenditures	761	100	73	52	(26)	960

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Net income attributable to our common shareholder	$110	$121	$389	$434
Income tax provision	39	54	150	159
Income before income tax provision	149	175	539	593
Depreciation and amortization	142	139	423	406
Interest expense and amortization of debt issuance costs	66	73	210	228
Adjustment to reconcile proportional consolidation(1)	9	8	34	33
Unrealized (gains) losses on change in fair value of derivative instruments, net	(18)	(15)	(34)	4
Realized losses (gains) on derivative instruments not included in Adjusted EBITDA(2)	1	—	6	(4)
Loss on extinguishment of debt, net	—	—	—	5
Restructuring and impairment expenses, net(3)	6	26	46	33
Loss on sale or disposal of assets, net	—	4	2	4
Metal price lag	—	45	(14)	62
Sierre flood losses, net of recoveries(4)	5	—	106	—
Other, net	7	(1)	11	(5)
Adjusted EBITDA	$367	$454	$1,329	$1,359
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
(3)Restructuring and impairment expenses, net for the nine months ended December 31, 2024 include $17 million related to the write-off of previously capitalized costs and $20 million related to the closure of the Buckhannon, West Virginia plant.
(4)Sierre flood losses, net of recoveries relate to non-recurring non-operating charges from exceptional flooding at our Sierre, Switzerland plant caused by unprecedented heavy rainfall, net of the related property insurance recoveries. See Note 13 – Other Expenses (Income), Net for additional information about this event.
The following table displays Adjusted EBITDA by reportable segment.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
North America	$122	$165	$490	$539
Europe	49	59	202	247
Asia	75	81	258	250
South America	121	150	375	327
Eliminations and Other	—	(1)	4	(4)
Adjusted EBITDA	$367	$454	$1,329	$1,359

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2024	2023	2024	2023
Beverage packaging	$2,190	$1,909	$6,505	$5,636
Automotive	864	892	2,686	2,881
Aerospace and industrial plate	153	164	499	519
Specialty	873	970	2,872	3,097
Net sales	$4,080	$3,935	$12,562	$12,133
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Ball	17%	15%	16%	13%
Primary Supplier
Rio Tinto is our largest supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Purchases from Rio Tinto as a percentage of total combined metal purchases	10%	9%	9%	9%

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
17. SUBSEQUENT EVENTS
In January 2025, Novelis Corporation, a wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of 6.875% senior unsecured notes due January 2030. The proceeds were used to repay the outstanding borrowings under our ABL Revolver. The notes are subject to semi-annual interest payments and mature on January 30, 2030. The notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.

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
However, fiscal 2023 and 2024 were challenged by high inflation, geopolitical instability in Europe, and rising or elevated interest rates. These factors led to increased global operating costs, including for energy, freight, labor, coatings, and alloys; increased interest expense on our variable interest rate loans; and softer demand in some specialty end markets, such as building and construction, which is more sensitive to inflation and interest rates. We also saw reduced can sheet demand beginning in the second half of fiscal 2023 attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic. In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum and liberalization of scrap importation policies in China are also creating significant pressure on scrap pricing and reducing the financial benefit of utilizing scrap in our products.

Many of the operating costs pressures seen in fiscal 2023 and 2024 have lessened in recent quarters, and we have been able to pass through a portion of those higher costs to customers through price increases. We also believe inventory levels across the beverage packaging supply chain have now normalized and demand for beverage packaging sheet is strong. With respect to the scrap supply and demand imbalances, we are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will increase our production costs in the near-term.
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics.
Increasing customer preference for sustainable packaging options, and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we broke ground on a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama, in October 2022. The plant is under construction, and we plan to initially allocate approximately two-thirds of this plant's capacity to the production of beverage packaging sheet, with the remaining capacity targeted primarily for the automotive market. We continue to evaluate opportunities for additional capacity expansion across regions where local can sheet supply is insufficient to meet long-term demand growth and assess our capital expenditure plans in light of developments impacting our business. In September 2024, we determined not to pursue previously announced plans for a $375 million investment to expand operations in Zhenjiang, China.
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

On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. All employees were safely evacuated; however, water entered the plant premises and plant operations were halted. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. Production at the facility has been fully restored during the third quarter of fiscal 2025. We estimate the total net cash impact from this event, after insurance, to be $80 million. The net impact on Adjusted EBITDA from this event is estimated to be $30 million, the majority of which occurred in the second quarter of fiscal 2025. See Note 13 – Other Expenses (Income), Net to our accompanying unaudited condensed consolidated financial statements for additional information about this event.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our recently announced 2030 goals aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from 63% in fiscal 2024; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste intensity to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by fiscal 2026, from our baseline of fiscal 2020.
To increase the use of recycled content in our products, we engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile.
In support of our commitments, we voluntarily pursued the Aluminum Stewardship Initiatives' ("ASI") certification program at 22 plants globally, and 15 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We have allocated an amount equal to the net proceeds of $588 million of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects.
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
We are also committed to supporting the communities in which our employees live and work. With firmly established community engagement programs, the Company is committed to advancing its corporate social responsibility efforts by further investing in the Novelis Neighbor program, which gives back to communities through financial contributions and employee volunteerism. The program emphasizes STEM education, recycling education, and addressing local community needs.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $1.6 billion of liquidity as of December 31, 2024.
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
Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. According to CRU, demand for can stock will increase at a global (excluding China) compound annual growth rate of approximately 4% from calendar year 2023 to 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we saw reduced can sheet demand between the middle of fiscal 2023 through early fiscal 2024 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We believe that inventory levels in the supply chain have normalized and demand for beverage packaging is strong. Increased demand for sustainable, aluminum beverage packaging sheet has also increased the demand for, and price of, scrap metal inputs, particularly UBC scrap. Furthermore, UBC scrap availability in the US is affected by low recycling rates and an increase in its exports, including to China.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2024	2023		2024	2023
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,611	$2,308	13%	$2,270	$2,337	(3)%
Average cash price during period	2,573	2,190	17	2,492	2,203	13
Closing cash price as of end of period	2,517	2,336	8	2,517	2,336	8
The weighted average LMPs are as follows.

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2024	2023		2024	2023
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$370	$264	40%	$335	$308	9%

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

	Exchange Rate as of		Average Exchange Rate Three Months Ended December 31,		Average Exchange Rate Nine Months Ended December 31,
	December 31, 2024	March 31, 2024	2024	2023	2024	2023
Euro per U.S. dollar	0.966	0.926	0.944	0.921	0.927	0.922
Brazilian real per U.S. dollar	6.192	4.996	6.008	4.945	5.640	4.936
South Korean won per U.S. dollar	1,470	1,347	1,416	1,310	1,381	1,317
Canadian dollar per U.S. dollar	1.438	1.355	1.410	1.354	1.379	1.347
Swiss franc per euro	0.938	0.974	0.936	0.947	0.952	0.962

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

RESULTS OF OPERATIONS
For the three months ended December 31, 2024, we reported net income attributable to our common shareholder of $110 million, a decrease of 9% compared to $121 million in the comparable prior year period, and total Adjusted EBITDA of $367 million, a decrease of 19% compared to $454 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period was primarily driven by higher scrap prices creating a less favorable metal benefit compared to the prior year and unfavorable product mix from lower automotive shipments. These headwinds were partially offset by higher beverage packaging shipments.
For the nine months ended December 31, 2024, we reported net income attributable to our common shareholder of $389 million, a decrease of 10% compared to $434 million in the comparable prior year period, and total Adjusted EBITDA of $1,329 million, a decrease of 2% compared to $1,359 million in the comparable prior year period. The decrease in operational performance was primarily driven by a relatively rapid increase in scrap prices creating a less favorable metal benefit compared to the prior year, unfavorable product mix including the impact of lower automotive shipments, and higher operating cost, partially offset by higher beverage packaging shipments and higher pricing. Net income attributable to our common shareholder was further negatively impacted by charges and production interruptions associated with the impact of flooding at our Sierre, Switzerland, plant, net of related insurance recoveries.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Net sales	$4,091	$4,107	$3,935	$4,077	$16,210	$4,187	$4,295	4,080
Percentage (decrease) increase in net sales versus comparable prior year period	(20)%	(14)%	(6)%	(7)%	(12)%	2%	5%	4%
Rolled product shipments:
North America	370	390	362	391	1,513	388	396	360
Europe	250	256	230	246	982	263	233	226
Asia	176	175	176	183	710	194	198	186
South America	119	144	176	164	603	154	162	166
Eliminations	(36)	(32)	(34)	(33)	(135)	(48)	(44)	(34)
Total	879	933	910	951	3,673	951	945	904

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	(4)%	1%	(5)%	8%	—%	5%	2%	(1)%
Europe	(8)	(4)	(5)	(1)	(5)	5	(9)%	(2)%
Asia	(5)	(16)	25	(2)	(2)	10	13%	6%
South America	(20)	(11)	9	14	(2)	29	13%	(6)%
Total	(9)%	(5)%	—%	2%	(3)%	8%	1%	(1)%
Three Months Ended December 31, 2024, Compared to the Three Months Ended December 31, 2023
Net sales was $4.1 billion for the three months ended December 31, 2024, an increase of 4% from $3.9 billion in the comparable prior year period, primarily due to higher average aluminum prices driven by a 17% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $98 million, while total flat rolled product shipments were generally consistent with the prior year. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $149 million for the three months ended December 31, 2024, a decrease of 15% from $175 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.5 billion for the three months ended December 31, 2024, an increase of 6% from $3.3 billion in the comparable prior year period, primarily due to higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $208 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $179 million for the three months ended December 31, 2024, a decrease of 5% from $189 million in the comparable prior year period, primarily due to lower variable compensation costs.
Depreciation and Amortization
Depreciation and amortization was $142 million in the three months ended December 31, 2024, an increase of 2% from $139 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $66 million for the three months ended December 31, 2024, a decrease of 10% from $73 million in the comparable prior year period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $6 million and $26 million for the three months ended December 31, 2024, and 2023, respectively. The change primarily relates to the Company's closure of the Clayton, New Jersey plant in December 2023, which resulted in charges for restructuring activities of $24 million in the prior period.
Other Income, Net
Other (income) expenses, net was income of $4 million and income of $6 million for the three months ended December 31, 2024, and 2023, respectively.
Taxes
We recognized $39 million of income tax provision for the three months ended December 31, 2024. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by changes to the Brazilian real foreign exchange rate and the availability of tax credits. We recognized $54 million of income tax provision in the comparable prior period.
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

Selected Operating Results Three Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,647	$1,054	$730	$685	$(36)	$4,080
Shipments (in kt):
Rolled products – third party	360	225	154	165	—	904
Rolled products – intersegment	—	1	32	1	(34)	—
Total rolled products	360	226	186	166	(34)	904
Non-rolled products	4	22	6	25	(7)	50
Total shipments	364	248	192	191	(41)	954

Selected Operating Results Three Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,577	$1,010	$643	$709	$(4)	$3,935
Shipments (in kt):
Rolled products – third party	362	226	150	172	—	910
Rolled products – intersegment	—	4	26	4	(34)	—
Total rolled products	362	230	176	176	(34)	910
Non-rolled products	4	22	7	26	(2)	57
Total shipments	366	252	183	202	(36)	967
The following table reconciles changes in Adjusted EBITDA for the three months ended December 31, 2023, to the three months ended December 31, 2024.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended December 31, 2023	$165	$59	$81	$150	$(1)	$454
Volume	(4)	(7)	11	(12)	3	(9)
Conversion premium and product mix	(2)	(19)	(6)	4	—	(23)
Conversion costs	(43)	(6)	(17)	(13)	(4)	(83)
Foreign exchange	(1)	—	6	(1)	3	7
Selling, general & administrative and research & development costs(2)	7	3	—	1	(2)	9
Other changes(3)	—	19	—	(8)	1	12
Adjusted EBITDA - Three Months Ended December 31, 2024	$122	$49	$75	$121	$—	$367
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
(3)Other changes in Europe include $15 million for the Sierre business interruption insurance recoveries recognized during the three months ended December 31, 2024.
North America
Net sales increased $70 million, or 4%, primarily driven by higher average LME aluminum prices, as rolled product shipments were effectively in line with the prior year period. Higher automotive shipments were offset by lower specialty shipments, while beverage packaging shipments were in line with the prior year. Adjusted EBITDA was $122 million, a decrease of 26%, primarily driven by lower metal benefit from higher scrap pricing.
Europe
Net sales increased $44 million, or 4%, primarily driven by higher average LME aluminum prices, partially offset by a 2% decrease in rolled product shipments. Lower automotive shipments driven by lower demand and low production levels were partially offset by higher beverage packaging and specialty shipments. Adjusted EBITDA was $49 million, a decrease of 17%, primarily driven by unfavorable product mix, less favorable metal benefits from higher scrap pricing, and lower volume.
Asia
Net sales increased $87 million, or 14%, primarily driven by a 6% increase in rolled product shipments and higher average LME aluminum prices. The increase in shipments was driven mainly by higher beverage packaging shipments, partially offset by lower shipments of automotive, specialty and aerospace products. Adjusted EBITDA was $75 million, a decrease of 7%, primarily driven by less favorable metal benefits from higher scrap pricing, and unfavorable product mix, partially offset by higher volume and favorable foreign exchange. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.

South America
Net sales decreased $24 million, or 3%, primarily driven by a 6% decrease in rolled product shipments driven by lower beverage packaging shipments, partially offset by higher average LME aluminum prices. Adjusted EBITDA was $121 million, a decrease of 19%, primarily driven by less favorable metal benefits from higher scrap pricing and lower volume.
Nine Months Ended December 31, 2024, Compared to the Nine Months Ended December 31, 2023
Net sales were $12.6 billion for the nine months ended December 31, 2024, an increase of 4% from $12.1 billion in the comparable prior year period, primarily due to a 3% increase in rolled product shipments and higher average aluminum prices driven by an 13% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $320 million. The main drivers for the increase in shipments are discussed below under Segment Review.
Income before income tax provision was $539 million for the nine months ended December 31, 2024, compared to $593 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $10.6 billion for the nine months ended December 31, 2024, an increase of 3% from $10.3 billion in the comparable prior year period, driven primarily by higher average aluminum prices and higher production. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $257 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $543 million for the nine months ended December 31, 2024, is in line with the comparable prior year period of $545 million.
Depreciation and Amortization
Depreciation and amortization was $423 million for the nine months ended December 31, 2024, an increase of 4% from $406 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $210 million for the nine months ended December 31, 2024, a decrease of 8% from $228 million in the comparable prior year period. This decrease is primarily due to lower average interest rates on variable interest rate borrowings and higher capitalized interest.
Loss on Extinguishment of Debt, Net
We recorded a $5 million loss on extinguishment of debt, net for the nine months ended December 31, 2023. This relates to the write-off of unamortized debt issuance costs and discount for the partial extinguishment of the 2020 Term Loan. There were no losses on extinguishments of debt for the nine months ended December 31, 2024.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $46 million and $33 million for the nine months ended December 31, 2024, and 2023, respectively. The change primarily relates to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $20 million in the current period, as well as a charge of $17 million to write off previously capitalized costs. The prior year period primarily consists of the Company's closure of the Clayton, New Jersey, plant in December 2023, which resulted in charges for restructuring activities of $24 million.
Other (Income) Expenses, Net
Other (income) expenses, net was an expense of $121 million and income of $35 million for the nine months ended December 31, 2024, and 2023, respectively. The change relates primarily to charges of $106 million related to the Sierre flood loss, net of property recoveries, $15 million of Sierre business interruption recoveries, realized losses on the change in fair value of derivative instruments, net, of $53 million in the current period compared to gains of $51 million in the prior year period, and unrealized gains on the change in fair value of derivative instruments, net, of $34 million in the current period compared to losses of $4 million in the prior year period.

Taxes
We recognized $150 million of income tax provision for the nine months ended December 31, 2024. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and changes in uncertain tax positions. We recognized $159 million of income tax provision in the prior comparable period.
Segment Review

Selected Operating Results Nine Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,159	$3,346	$2,235	$1,970	$(148)	$12,562
Shipments
Rolled products – third party	1,143	719	472	466	—	2,800
Rolled products – intersegment	1	3	106	16	(126)	—
Total rolled products	1,144	722	578	482	(126)	2,800
Non-rolled products	10	76	11	73	(10)	160
Total shipments	1,154	798	589	555	(136)	2,960

Selected Operating Results Nine Months Ended December 31, 2023	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,031	$3,342	$1,952	$1,831	$(23)	$12,133
Shipments
Rolled products – third party	1,122	723	458	419	—	2,722
Rolled products – intersegment	—	13	69	20	(102)	—
Total rolled products	1,122	736	527	439	(102)	2,722
Non-rolled products	12	75	22	82	(1)	190
Total shipments	1,134	811	549	521	(103)	2,912

The following table reconciles changes in Adjusted EBITDA for the nine months ended December 31, 2023, to the nine months ended December 31, 2024.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Nine Months Ended December 31, 2023	$539	$247	$250	$327	$(4)	$1,359
Volume	27	(20)	54	42	(7)	96
Conversion premium and product mix	(20)	(44)	7	15	(4)	(46)
Conversion costs	(70)	(10)	(64)	2	12	(130)
Foreign exchange	—	—	15	(5)	5	15
Selling, general & administrative and research & development costs(2)	1	(2)	(5)	3	(5)	(8)
Other changes(3)	13	31	1	(9)	7	43
Adjusted EBITDA - Nine Months Ended December 31, 2024	$490	$202	$258	$375	$4	$1,329
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
(3)Other changes in Europe include $15 million for the Sierre business interruption insurance recoveries recognized during the nine months ended December 31, 2024.
North America
Net sales increased $128 million, or 3%, driven primarily by higher average LME aluminum prices and a 2% increase in rolled product shipments. Higher beverage packaging shipments were partially offset by lower specialty shipments, while automotive shipments were roughly in line with prior year period. Adjusted EBITDA was $490 million, a decrease of 9%, primarily driven by lower metal benefit from higher scrap pricing and less favorable product mix, partially offset by higher volume and product pricing.
Europe
Net sales remained largely in line with the prior year period driven by higher average LME aluminum prices offset by a 2% decrease in rolled product shipments. Lower automotive shipments due to production interruptions at the Sierre, Switzerland plant as a result of flooding were partially offset by higher beverage packaging shipments. Adjusted EBITDA was $202 million, a decrease of 18%, primarily driven by production interruptions at the Sierre, Switzerland plant driving lower automotive shipments and unfavorable product mix, as well as less favorable metal benefit from higher scrap pricing.
Asia
Net sales increased $283 million, or 14%, driven primarily by a 10% increase in rolled product shipments due largely to higher beverage packaging shipments and higher average LME aluminum prices, partially offset by lower specialty shipments. Adjusted EBITDA was $258 million, an increase of 3%, primarily due to higher volume and favorable foreign exchange, partially offset by less favorable metal benefits from higher scrap pricing and unfavorable product mix. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.
South America
Net sales increased $139 million, or 8%, driven by a 10% increase in rolled product shipments, primarily in the beverage packaging market and higher average LME aluminum prices. Adjusted EBITDA was $375 million, an increase of 15%, primarily due to higher volume, higher product pricing, and favorable product mix.

LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $1.6 billion of liquidity as of December 31, 2024. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of December 31, 2024, and March 31, 2024, is as follows.

in millions	December 31, 2024	March 31, 2024
Cash and cash equivalents	$791	$1,309
Availability under committed credit facilities	790	1,008
Total available liquidity	$1,581	$2,317
The decrease in total available liquidity relates to the decrease in cash and cash equivalents and a decrease in the availability under committed credit facilities resulting from higher borrowings on our ABL Revolver. Both factors are primarily resulting from investing activities during the period. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of December 31, 2024, we held $15 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2024, we held $281 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2024, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Nine Months Ended December 31,
in millions	2024	2023	Change
Net cash provided by operating activities	$263	$420	$(157)
Net cash used in investing activities	(1,178)	(935)	(243)
Net cash provided by (used in) financing activities	404	(189)	593
Operating Activities
The decrease in net cash provided by operating activities primarily related to unfavorable changes in working capital.

Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Nine Months Ended December 31,
in millions	2024	2023	Change
Net cash provided by operating activities – continuing operations(1)	$263	$420	$(157)
Net cash used in investing activities – continuing operations(1)	(1,178)	(935)	(243)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	—	(2)	2
Adjusted free cash flow	$(915)	$(517)	$(398)
Ending cash and cash equivalents	$791	$787	$4
_________________________
(1)For the nine months ended December 31, 2024 and 2023, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $1,175 million during the nine months ended December 31, 2024. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $960 million during the nine months ended December 31, 2023.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the nine months ended December 31, 2024 and 2023.

Nine Months Ended
in millions	December 31, 2024
Short-term borrowings in Brazil	$100
China Loan, due September 2027	14
China Loan, due November 2027	21
China loan, due December 2027	21
Sierre Loan, due October 2027	112
Proceeds from issuance of long-term and short-term borrowings	$268

Nine Months Ended
in millions	December 31, 2023
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	150
Bank overdrafts	67
Proceeds from issuance of long-term and short-term borrowings	$699

The following represents principal payments of long-term and short-term borrowings during the nine months ended December 31, 2024, and 2023.

Nine Months Ended
in millions	December 31, 2024
Short-term borrowings in Brazil	$(100)
Floating rate Term Loans, due September 2026	(6)
Floating rate Term Loans, due March 2028	(4)
China Bank Loans, due August 2027	(5)
Finance leases and other repayments	(8)
Principal payments of long-term and short-term borrowings	$(123)

Nine Months Ended
in millions	December 31, 2023
Short-term borrowings in Brazil	$(50)
Brazil Loan, due June 2023	(30)
Brazil Loan, due December 2023	(20)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due March 2028	(6)
China Bank Loans, due August 2027	(3)
Finance leases and other repayments	(11)
Principal payments of long-term and short-term borrowings	$(604)
The following represents inflows (outflows) from revolving credit facilities and other, net during the nine months ended December 31, 2024, and 2023.

Nine Months Ended
in millions	December 31, 2024
ABL Revolver	$295
China credit facility	(33)
Revolving credit facilities and other, net	$262

Nine Months Ended
in millions	December 31, 2023
ABL Revolver	$(223)
China credit facility	(57)
Korea credit facility	(1)
Revolving credit facilities and other, net	$(281)

In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.
In addition to the activities shown in the tables above, we paid debt issuance costs of $3 million during the nine months ended December 31, 2024 and 2023.
Non-Guarantor Information
As of December 31, 2024, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the nine months ended December 31, 2024)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2024)	19%
Assets owned by non-guarantor subsidiaries (as of December 31, 2024)	14%
In addition, for the nine months ended December 31, 2024, and 2023, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $3.0 billion and $2.7 billion, respectively, and as of December 31, 2024, those subsidiaries had assets of $2.9 billion and debt and other liabilities of $1.5 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to keep our net leverage ratio at or around approximately 3.5x during our strategic capital investment cycle underway, and guide approximately 8%-10% of post-maintenance capital expenditure adjusted free cash flow to be returned to our common shareholder. Payments to our common shareholder have been $100 million in each of the last three fiscal years, but such payments are made at the discretion of our Board of Directors. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2024, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(241)
Copper	(10)	(2)
Zinc	(10)	—
Local market premiums	10%	(4)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2024, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(3)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2024, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(18)
Euro	(10)	(64)
Korean won	(10)	(62)
Canadian dollar	(10)	(3)
British pound	(10)	(24)
Swiss franc	(10)	(16)
Chinese yuan	10	(1)

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2024, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $9 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of December 31, 2024, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of December 31, 2024, would have an estimated potential negative effect on the contracts' fair value of approximately $3 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.
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
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2024 Form 10-K and Part II. Item 1A. Risk Factors in our Form 10-Q for the first quarter of fiscal 2025. There have been no material changes from the risk factors described in our 2024 Form 10-K and our Form 10-Q for the first and second quarters of fiscal 2025.

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
4.1
Indenture, dated as of January 13, 2025, among the Issuer, the Company, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 14, 2025 (File No. 001-32312))

10.1
Amendment No. 13 to Second Amended and Restated Credit Agreement, dated as of December 6, 2024, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.2
Amendment No. 9 to Credit Agreement, dated as of December 6, 2024, among, inter alios, Novelis Inc., as borrower, Novelis ALR Aluminum Holdings Corporation, as co-borrower of the Tranche A-2 Term Loans and as guarantor, AV Minerals (Netherlands) N.V., the other loan parties party thereto, Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Standard Chartered Bank, as Administrative Agent and Collateral Agent

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
Date: February 10, 2025