Form 10-K
period 2025-03-31
Novelis Inc.
filed 2025-05-12
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.
As of May 9, 2025, the registrant had 600,000,000 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
EHS	Environmental, health and safety
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2025	Fiscal year ended March 31, 2025.(1)
Form 10-K	Annual Report on Form 10-K
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
LIBOR	London Inter-Bank Offered Rate
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
PUs	Performance units
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity
_________________________
(1)Analogous convention is used for the fiscal years prior and subsequent to March 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures and investments; the impact of significant tariffs and other trade barriers, including recently announced U.S. aluminum tariffs on our business; the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip and the surrounding region; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•disruptions or changes in the business or financial condition of our significant customers or the loss of their business or reduction in their requirements;
•impact of changes in trade policies, new tariffs and other trade measures;
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
•economic uncertainty, capital markets disruption and supply chain interruptions;
•unexpected impact of public health crises on our business, suppliers, and customers;
•risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control;
•risks related to fluctuations in freight costs,

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
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
•risk of rising debt service obligations related to variable rate indebtedness;
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
•risks of failing to comply with federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, advertising and consumer protection;
•our inability to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information;
•risks related to our global operations, including the impact of complex and stringent laws and government regulations;
•risks related to global climate change, including legal, regulatory or market responses to such change;
•risks related to a broad range of environmental, health and safety laws and regulations,
•risks related to potential legal proceedings or investigations.
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

PART I
Item 1. Business.
Overview
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. During fiscal 2025, we had total shipment volumes of 3,972 kt and net sales of $17.1 billion. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2025, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, with 31 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white"), as well as automotive body panel applications, including hoods, doors, deck lids, fenders, and lift gates. Flat-rolled aluminum sheet is also used in the production of battery enclosures for the growing electric vehicle market. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect increased growth in this end-use market driven by OEM customers' desire to lightweight vehicles to improve vehicle performance, safety, and sustainability profile, as well as by increased adoption of electric vehicles, which use higher amounts of aluminum.
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

North America	Asia
Arconic Corporation ("Arconic")	Arconic
Commonwealth Rolled Products	Binzhou Weiqiao Aluminium Science & Technology Co., Ltd.
Constellium SE ("Constellium")	China Zhongwang Holdings Limited
Gränges AB	Chalco Ruimin Co.,Ltd.
JW Aluminum	Baowu Aluminum Technology Co., Ltd.
Kaiser Aluminum	Henan Mingtai Aluminum Industrial Co., Ltd.
Ma'aden - Saudi Arabian Mining Company ("Ma'aden")	Henan Zhongfu Industrial Co., Ltd.
Shandong Nanshan Aluminum Co., Ltd.	Kobe
UACJ Corporation/Tri-Arrows	Ma'aden
Shandong Nanshan Aluminum Co., Ltd.
Southwest Aluminum (Group) Co., Ltd.
Europe	UACJ Corporation
Aluminum Duffel BV	MA Aluminum Corporation
AMAG Austria Metall AG	Hulamin
Arconic
Constellium	South America
Elval Hellenic Aluminium Industry S.A.	Companhia Brasileira de Alumínio
Gränges AB	Hulamin Limited
Henan Zhongfu Industrial Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
Hulamin	Henan Zhongfu Industrial Co., Ltd.
Ma'aden	Grupo Alcast do Brazil
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
In addition to competition from others within the aluminum rolled products industry, we also face competition from non-aluminum material producers. In the packaging end-use market (primarily beverage and food cans), aluminum rolled products compete mainly with glass, PET plastic, and steel. In the transportation end-use market, aluminum rolled products compete mainly with steel and composites. Aluminum competes with wood, plastic, cement, steel and other materials in building products applications. Aluminum competes with steel, copper, plastic, glass, and other materials in industrial applications. Additionally, aluminum rolled products compete mainly with plastic, steel, and magnesium in the consumer durables end-use market. Factors affecting competition with substitute materials include price, availability, ease to manufacture, consumer preference and performance characteristics. Price and availability may be impacted by the erection of tariff or non-tariff trade barriers and could provide advantages to the manufacturers of materials that are not as impacted by such trade policies.

Key Factors Affecting Supply and Demand
The following factors have historically affected the supply of aluminum rolled products:
Production Capacity and Alternative Technology. The addition of rolling capacity requires large capital investments and significant plant construction or expansion and typically requires long lead-time equipment orders. Advances in technological capabilities allow aluminum rolled products producers to better align product portfolios and supply with industry demand. There are lower cost ways to enter the industry such as continuous casting, which offers the ability to increase capacity in smaller increments than is possible with hot mill additions. However, the continuous casting process results in a more limited range of products.
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
In February 2025, the U.S. government raised the U.S. tariff rate on aluminum and steel imports to 25% from 10% and eliminated various tariff exclusions. In March and April, the U.S. government announced additional special tariffs, some of which have been temporarily paused. The additional special tariffs in effect as of the date hereof are tariffs of 10% on most products coming into the U.S. from countries worldwide, with additional tariffs targeting specific countries. To the extent governments in various regions implement or intensify barriers to imports, such as erecting tariff or non-tariff barriers or manipulating their currency, and provide advantages to local exporters selling into the global marketplace, there can be a significant negative impact on manufacturers based in other markets. We will continue to monitor and address the developing role that geopolitical, climate and labor concerns are playing in trade relations.
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
Substitution Trends. Manufacturers' willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations; improve performance; reduce carbon emissions in a cost-efficient manner; and lower vehicle weight, particularly in electric vehicles. As a result of aluminum's durability, strength and light weight, automobile manufacturers are substituting heavier alternatives, such as steel and iron, with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat-rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage packaging market. With aluminum being the most sustainable packaging material for beverages, demand for infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and PET plastic into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzers, and sparkling waters – all support demand levels. However, in each case, higher aluminum prices relative to alternative materials may make aluminum products less competitive. We utilize pass through contracts with customers to manage raw material pricing, and customers may opt to use alternative materials if the price of raw materials increases, including as a result of tariffs, other non-trade barriers, availability of scrap metal or other market conditions.
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
Utilizing recycled material allows us to diversify our metal supply, helps control metal costs, and provides environmental benefits. However, there has recently been some significant pressure on scrap pricing, primarily due to intensifying competition for scrap aluminum, which reduce the financial benefit of utilizing scrap in our products as opposed to primary aluminum. We have a number of initiatives underway to help protect the benefit from using scrap, such as increasing digital technology and operational advancements to allow us to sort and consume lower grade forms of scrap and post-consumer automotive scrap. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The percentage of recycled content within our aluminum rolled product shipments has increased from 33% to 63% from fiscal 2011 to fiscal 2025. We work closely with our customers on innovation to drive more sustainable products for society. We are the only company of our size offering high-recycled-content aluminum sheet for beverage and specialty product customers. We are also working closely with our automotive customers to redesign automotive alloys to be made with more recycled inputs, as well as purchasing the aluminum scrap generated by our automotive customers through closed-loop-recycling partnerships.
Strengthen our Product Portfolio
We maintain a focus on capturing global growth in beverage packaging, automotive, aerospace, and specialty products markets. Our management approach helps us to systematically identify opportunities to improve the profitability of our operations through product portfolio analysis. This helps us target growth in attractive market segments, while also taking actions to exit or minimize participation in less attractive ones. We will continue to focus on these core product markets to drive profitability, while also aiming to broaden our customer base and explore new verticals and product markets that fit within our overall vision, which is to advance aluminum as the material of choice with circular solutions.
Invest in Growth Opportunities
Over the past several years, we have invested in world-class assets and technical capabilities to meet increasing global demand for aluminum, particularly within the automotive market due to our continued focus on scaling our business model and growing alongside our customers.
With strong markets, innovative products, solid customer partnerships, financial flexibility, and decades of manufacturing and recycling experience, we expect to see robust growth and organic investment opportunities for many years to come, despite the near term headwinds we have encountered since late fiscal 2022. We have approximately $5 billion of organic growth capital investments underway, focused on increasing capacity and capabilities that meet growing customer demand and align with our sustainability commitments.
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
Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,439 kt of primary aluminum in fiscal 2025 in the form of sheet ingot, standard ingot, and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers to have a closed-looped system whereby we take production scrap material from their fabricating activity and recycle it by re-melting, casting, and rolling it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates and products with longer lifespans, like vehicles and buildings, which are starting to become high-volume sources of scrap material to be recycled. We purchased or tolled approximately 2,372 kt of recycled aluminum in fiscal 2025.
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
In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum create significant pressure on scrap pricing, which reduces the financial benefit from utilizing scrap in our production process as opposed to primary aluminum. We have a number of initiatives underway to help protect the benefit from using scrap, such as increasing digital technology and operational advancements to allow us to sort and consume lower grade forms of scrap and post-consumer automotive scrap.
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2025, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas and oil prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
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

The table below shows net sales and total shipments by segment. For additional financial information related to our operating segments, see Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Net sales in millions/shipments in kt	Fiscal 2025	Fiscal 2024	Fiscal 2023
Consolidated
Net sales	$17,149	$16,210	$18,486
Total shipments	3,972	3,924	4,071
North America(1)
Net sales	$7,033	$6,717	$7,550
Total shipments	1,534	1,528	1,530
Europe(1)
Net sales	$4,606	$4,426	$5,059
Total shipments	1,083	1,081	1,147
Asia(1)
Net sales	$3,047	$2,610	$3,014
Total shipments	796	742	753
South America(1)
Net sales	$2,683	$2,461	$2,893
Total shipments	745	708	754
_________________________
(1)Net sales and total shipments by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
A description of our operating segments during all or part of fiscal 2025 follows.
North America
Novelis North America operates 15 aluminum products facilities. This includes seven facilities with recycling operations that re-melt post-consumer and post-industrial scrap. Recycled material inputs can include UBCs, class scrap, automotive scrap, painted siding, recylced secondary ingots and taint tabor. The material is cast at our plants in Berea, Kentucky; Davenport, Iowa; Greensboro, Georgia; Oswego, New York; Russellville, Kentucky; Guthrie, Kentucky; and Uhrichsville, Ohio.
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
We currently have large capital expenditures projects underway to expand rolling capacity in Oswego, New York; and Russellville, Kentucky; and we recently commissioned a highly advanced automotive recycling facility in Guthrie, Kentucky in fiscal 2025. We are also in the process of building a fully integrated, greenfield rolling and recycling facility in Bay Minette, Alabama, which we expect to have an annual rolled aluminum production capacity of 600 kt. We expect the total project capital cost for the Bay Minette plant to be approximately $4.1 billion.
Europe
Novelis Europe operates 10 aluminum rolled product facilities, including five facilities with recycling operations. Recycling activities occur at plants in Latchford, United Kingdom; Pieve, Italy; and Nachterstedt, Neuss, and Voerde, Germany.
Our European facilities manufacture a broad range of sheet, plate, and foil products. End-use markets for this segment include beverage packaging, automotive, architectural and industrial products, foil products, aerospace, and other products. Beverage packaging represents the largest end-use market in terms of shipment volume for Europe.

Asia
Novelis Asia operates four aluminum rolled product facilities, including two facilities with recycling operations. Recycling activities occur at the Ulsan and Yeongju, South Korea, plants. The Ulsan facility operates as UAL, a 50/50 joint venture with Kobe. Our Asia facilities manufacture a broad range of aluminum sheet, plate, and light gauge products. End-use markets include beverage packaging, electronics, automotive, foil, industrial, aerospace, and other products. The beverage packaging market represents the largest end-use market in terms of volume.
In fiscal 2025, we commissioned a $65 million recycling capacity expansion at UAL. In September 2024, we determined not to pursue previously announced plans for a $375 million investment to expand operations in Zhenjiang, China.
Due to strong consumer demand for sustainable aluminum products, in fiscal 2024 we completed a $20 million debottlenecking investment at our Yeongju, South Korea plant that unlocked approximately 50 kt of capacity.
South America
Novelis South America operates two aluminum rolled product facilities. This includes one facility with recycling operations. Our South American facilities manufacture a broad range of can sheet, industrial sheet, and light gauge products. The primary markets are beverage packaging, specialty, industrial, foil and other packaging, and transportation end-use applications. Beverage packaging represents the largest end-use application in terms of shipment volume.
Due to strong consumer demand for sustainable beverage packaging, we have underway a $50 million debottlenecking investment at our plant located in Pindamonhangaba, Brazil, to unlock approximately 70 kt of rolling capacity in a two-phase project with full completion expected in fiscal 2026.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include:

Beverage Packaging	Specialties
Anheuser-Busch InBev	Amcor
Ardagh Group	American Construction Metals
Ball Corporation	Aluminum Line Products
Can-Pack	Constantia Teich GmbH
Crown Holdings	First American Resources
PepsiCo	Gentek
Various bottlers of the Coca-Cola System	HFA
Mahle Behr
Automotive	Mastic Home Exteriors
BMW Group	Omnimax International
Ford Motor Company	PlyGem
Hyundai Motors Corporation	Prefa
Jaguar Land Rover	Ryerson Inc.
Mercedes Benz Group	Service Partners Gutter Supply
Renault-Nissan-Mitsubishi Alliance	VELUX
Stellantis
Toyota Motor Corporation	Aerospace
Volkswagen Group	Airbus
Volvo Cars	AVIC/COMAC
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
Additional information related to our top customers is contained in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.
Distribution
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Direct sales as a percentage of total net sales	94%	93%	93%
Distributor sales as a percentage of total net sales	6	7	7
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
Research and Development
The table below summarizes our R&D expenses, which include mini-scale production lines equipped with hot mills, can lines, and continuous casters.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Research and development expenses	$102	$98	$95
We conduct R&D activities in order to meet current and future customer requirements, improve our products, and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used across all our product markets and geographies. We also have a global engineering and technology center in Spokane, Washington, specializing in molten metal processing and casting; automotive research and technology centers in Shanghai, China; and Sierre, Switzerland; a research and technology center specializing in the development of new products and processes for our beverage packaging and specialties customers in Göttingen, Germany; an automotive customer solution center in Detroit, Michigan; a beverage packaging customer solution center in São José dos Campos, Brazil; a research and development laboratory to advance carbon neutral solutions for aluminum manufacturing in Sierre, Switzerland; and aerospace innovation centers in Koblenz, Germany; and Zhenjiang, China.
Human Capital Resources
Our Employee Base
Novelis operates an integrated network of 31 technically advanced rolling and recycling facilities across North America, Europe, Asia, and South America. We have 15 operating facilities in North America, 10 in Europe, four in Asia, and two in South America. We have approximately 13,250 employees supporting our operations across nine countries.
The table below summarizes our approximate number of employees by region, excluding our proportionate share of those employed by less than wholly owned affiliates as well as temporary employees.

	North America(1)	Europe	Asia	South America	Total
March 31, 2025	4,930	4,690	1,910	1,720	13,250
_________________________
(1)Includes employees within our Corporate headquarters located in Atlanta, Georgia, and our R&D facility located in Kennesaw, Georgia.
Purpose and Culture
We are proud of our purpose – Shaping a Sustainable World Together – which is supported by our vision – to Advance Aluminum as the Material of Choice with Circular Solutions.
We provide training on our Code of Conduct, which reminds our people that we are committed to operating with high ethical standards and supporting a culture of integrity.
As part of our Corporate Social Responsibility program, we organize an annual Novelis Volunteer Month, which funds and executes large-scale employee volunteer projects each October across all of our operations and facilities worldwide.
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
Community Engagement
Our Corporate Social Responsibility mission is to improve the quality of life in the communities where we operate and society as a whole. Novelis Neighbor is our global program for sponsoring and coordinating our community engagement and charitable investment efforts. As part of our worldwide corporate social responsibility campaign, Novelis employees support hundreds of community projects year-round. These projects are reflective of our company purpose of Shaping a Sustainable World Together and focus on advancing STEM education; increasing recycling by consumers, and supporting the most pressing needs of our local communities.
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
Government Regulation
As a global company, our business is subject to a broad range of regulations at the national, state, provincial and local levels in the jurisdictions where we operate. In particular, regulations relating to workplace safety and protection of the environment are significant to our business. We are subject to standards, set by the U.S. Occupational Safety and Health Administration and other various national and local governing bodies regarding the safe operation of our manufacturing sites that impose standards related to safety equipment and employee safety training programs, among other things. In addition, we are subject to regulations imposed by the U.S. Environmental Protection Agency and its U.S. state equivalents, including those related to air emissions, wastewater discharge, disposal of hazardous substances and remediation of contaminated sites. We are subject to oversight by similar agencies in other countries at the national and local levels. Environment, health and safety ("EHS") regulations, which govern, among other things, air emissions; wastewater discharges; the handling, storage, and disposal of hazardous substances and waste; the remediation of contaminated sites and restoration of natural resources; carbon and other greenhouse gas emissions; and employee health and safety, are significant to our business. Future EHS regulations may impose stricter compliance requirements on the industries in which we operate. Additional equipment or process changes at some of our facilities, and related capital expenditures, which may be material, may be needed to meet existing or future requirements. The cost of meeting these requirements may be significant to our business. Novelis maintains a global EHS function that is overseen by a senior executive. Our EHS function is designed to provide overall strategy on environmental protection, health and safety matters, set standards and performance guidelines, support compliance with regulatory requirements, and develop and implement our global safety system. For additional information on the impact of government regulation on our business, refer to "—Environment, Health and Safety" below, as well as the risks described in "Risk Factors" under the captions "—Our global operations are subject to increasingly complex and stringent laws and government regulations that may adversely affect our business and operations," "—We are subject to a broad range of environmental, health and safety laws and regulations, and we may be exposed to substantial environmental, health and safety costs and liabilities" and "—We may be affected by global climate change or by legal, regulatory, or market responses to such change."

Intellectual Property
We actively review intellectual property arising from our operations and our R&D activities, and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 4,110 patents and patent applications on approximately 400 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
We have applied or received registrations for the "Novelis" word trademark and the Novelis logo trademark in approximately 43 countries where we have significant sales or operations. Novelis uses the Aditya Birla logo under license from Aditya Birla Management Corporation Private Limited.
We have also registered the word "Novelis" and several derivations thereof as domain names in numerous top-level domains around the world to protect our presence on the world wide web.
Environment, Health and Safety
As a purpose-driven company, Novelis strives to protect and preserve the environment and the health, safety, and well-being of our colleagues, customers, and communities. During fiscal 2025, we recycled over 84 billion used beverage cans, and recycled content made up 63% of total input in our aluminum rolled product. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The recycled content rate of 63% in fiscal 2025, aligns with our recycled content rate reported in fiscal 2024. With our plant operations around the globe, we continue to focus on reducing carbon emissions, limiting water consumption, and lowering electricity use while targeting year-over-year improvements in overall production. During fiscal 2025, 9 facilities achieved major safety milestones by operating 365 consecutive days without a recordable injury.
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
We have established procedures for regularly evaluating EHS loss contingencies, including those arising from EHS reviews and investigations and any other EHS remediation or compliance matters. Where appropriate, we have established liabilities based on our estimates for the currently anticipated costs that are deemed probable associated with these environmental, health, and safety matters.
Our expenditures for environmental, health and safety protection (including estimated and probable environmental, health and safety remediation costs as well as general environmental, health and safety protection costs at our facilities) and the betterment of working conditions in our facilities were $23 million during fiscal 2025, of which $19 million was expensed and $4 million was capitalized. We expect that these expenditures will be approximately $15 million in fiscal 2026, all of which we estimate will be expensed.
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
Competitive and Strategic Risks
•while we have long-standing strategic partnerships with global corporations and other customers, certain of our customers are significant to our revenues, and we could be adversely affected by disruptions or changes in the business or financial condition of these significant customers or by the loss of their business or reduction in their requirements,
•our operations could be materially and adversely affected by shifts in international trade policies, imposition of new tariffs, or other restrictive trade measures,
•we face significant price and other forms of competition from other aluminum rolled products producers and potential new market entrants, which may adversely impact our competitive positions in our end-markets and our financial profile,
•while we have a diversified product portfolio across various end-markets, our end-markets are highly competitive and customers may be willing to accept substitutes for our products, including steel, plastics, composite materials, and glass, and such willingness could adversely affect the demand for certain of our products and our results of operations,
•we may not realize the anticipated benefits of strategic investments,
Operational Risks
•our business has been, and may in the future be, adversely affected by increases in the cost or volatility in the availability of primary aluminum, scrap aluminum, sheet ingot, or other raw materials used in the production of our products,
•our operations are energy-intensive and our profitability and cash flows may decline if energy costs were to rise, or if our energy supplies were disrupted,
•downturns in the automotive and ground transportation industries or changes in consumer demand could adversely affect our business,
•a majority of our facilities are staffed by a unionized workforce, and union disputes and other employee relations issues could materially adversely affect our financial results,
•the impact of labor disputes and strikes on our customers could have material adverse effects on our business and financial results,
•loss of our key management and other personnel, or an inability to attract and retain such management and other personnel, could adversely impact our business,
•we have in the past, and could in the future be adversely affected by unplanned disruptions at operating facilities, including as a result of adverse weather phenomena,
•our business has been and will continue to be exposed to various economic and political risks associated with our global operations,
•our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises,
•we face risks relating to certain joint ventures, subsidiaries and assets that we do not entirely control,
•increased freight costs on imported products could decrease earnings and liquidity,
Financial Risks
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
Our 10 largest customers accounted for approximately 41%, 48%, and 49% of our total net sales for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. A significant disruption in the business or downturn in the financial condition of our significant customers could adversely affect our results of operations and cash flows. Some of our customers are dependent upon the continued ability of their suppliers to deliver key components necessary for the manufacturing of their products, and a disruption of such supply chains could cause such customers to alter production schedules or suspend production entirely.
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

Our operations could be materially and adversely affected by shifts in international trade policies, imposition of new tariffs, or other restrictive trade measures.
Our operations could be materially and adversely affected by shifts in international trade policies. Governmental actions such as tariffs, revisions to trade agreements, and other alterations to trade relationships could necessitate substantial changes to our business practices and could negatively impact our business and financial results. Rapid shifts in trade policy and introduction of other restrictive trade measures create uncertainty in our operations and business outlook.
In recent months, the U.S. government has initiated a number of measures with respect to reevaluating and revising certain trade policies. These include imposition of new import tariffs and quotas, revision of international trade policy, renegotiation of certain trade agreements, and other changes that have affected U.S. trade relations with other countries. As of the date hereof, significant tariffs have been imposed on aluminum imports into the U.S., and there are other significant tariffs imposed on other goods imported into the U.S. from countries worldwide. As of the date hereof, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports into the U.S., as well as retaliatory tariffs in response to such actions. Significant uncertainty exists about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments could have a substantial adverse effect on our company, our supply chain, and the overall aluminum industry, if sustained for an extended period of time. The ultimate impact of these and other potential tariffs remains uncertain and will depend on various factors, including actual implementation, the timing and duration of their implementation, and the amount, scope, and nature of the tariffs, along with numerous secondary and tertiary effects.
We continuously assess the full implications of tariffs and other trade barriers on the global aluminum market and their likely impact on our business. While we are exploring potential strategies to mitigate any unfavorable impacts, there is no guarantee that we will be successful in mitigating the effects of increased trade regulation and may require the company to reconsider or renegotiate our commercial agreements with suppliers and customers, increase the prices of our products, or shift markets from which we procure supplies or we sell our products. Any or all of these actions could adversely affect our business, financial condition, results of operations, and cash flows.
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
Aluminum competes with other materials, such as steel, plastics, composite materials, and glass for various applications, including packaging, automotive, aerospace, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry may increase their use of high-strength steel rather than aluminum for certain applications due to the price differential between steel and aluminum. The packaging industry continues to experience advances in alternative materials, such as plastics, glass, and organic or compostable materials, which could lead to higher margins for our customers than our products and which may compare favorably to aluminum with respect to preservation of food and beverage quality, as well as recyclability. The willingness of customers to accept other materials in lieu of aluminum, as well as broader consumer movements toward multi-use forms of packing over single-use packaging, could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition, or results of operations. Additionally, tariffs or other trade barriers may adversely impact the price of aluminum compared to other materials, which may cause our customers to substitute other materials for aluminum.

We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments. In fiscal 2025, we commissioned a $365 million recycling and casting capacity expansion in Guthrie, Kentucky, and a $65 million recycling and casting capacity expansion at our joint venture in Ulsan, South Korea. We also have announced plans to further invest significantly in strategic capacity expansions across various geographic locations. For example, strategic projects currently under construction include an approximately $4.1 billion greenfield rolling and recycling plant in Bay Minette, Alabama; a $90 million recycling expansion in Latchford, UK; and a number of smaller rolling capacity debottlenecking investments. If our production levels and margins do not grow in line with our current expectations, or are adversely impacted by new competing strategic investments, we may not realize a return on such announced projects that is commensurate with our investment. Further, there are numerous risks commonly encountered in strategic transactions, including the risk that management's time and energy may be diverted, disrupting our existing businesses, and the risk that we may not be able to complete a project that has been announced, complete such project on time, incur higher or unforeseen costs, or generate the synergies and other benefits that we anticipated. Additionally, changing market conditions, consumer demand, financing constraints, or other factors could cause us to realign our strategic objectives, potentially leading to delayed, abandoned, or unprofitable projects.
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
As a result of macroeconomic headwinds we have faced over the past several years, such as prolonged inflationary cost pressures, supply chain disruptions, trade restrictions, and the impact of public health crises and geopolitical conflicts, we have been adversely affected, and may continue to be adversely affected in the future, by changes in the cost of these or other raw materials as well as labor costs, energy costs and freight costs associated with transportation of raw materials. Prices of certain raw materials may fluctuate due to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials, the availability of complementary and substitute materials, inflationary pressures, trade restrictions, and supply shortages and disruptions caused by a public health crisis or geopolitical factors relating to Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Gaza Strip and the surrounding region. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or governmental entities, and may be impacted by mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental, health and safety laws and regulations or production curtailments), regulations, labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. In addition, the failures of financial institutions and any related liquidity crises, and any resultant impact on depositor's access to their cash deposits, could negatively impact the ability of our customers to pay amounts owed to us on a timely basis or at all, cause reductions in the liquidity of our suppliers impacting raw material product availability, and cause fluctuations in the costs of raw materials, which could in turn have a material adverse effect on our business or financial condition. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply.
Further, our operational performance is driven in part by our use of recycled aluminum in our aluminum products. In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum creates significant pressure on scrap pricing and reduces the financial benefit from utilizing scrap in our production process. Any pressure on scrap prices and availability which may result from changing scrap aluminum supply and demand may increase our production costs, which may ultimately adversely impact our results of operations. While we have began to implement structural cost reduction measures across our operations in order to reduce the impact of these market pressures, such cost reduction measures may ultimately be unsuccessful and our results of operations may be adversely impacted.

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
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes. For instance, on June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. While there were no injuries, water entered the plant premises and plant operations were halted for several weeks. For additional information regarding the flooding at our Sierre facility, see Note 18 – Other (Income) Expenses, Net to our accompanying consolidated financial statements and Business and Industry Climate within Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report.
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
Our financial condition and results of operations depend significantly on worldwide economic conditions. Future adverse developments in the U.S. or global economy, including continued inflationary pressure and protectionist trade policies such as tariffs, pose a risk because our customers may postpone purchases in response to demand reductions, negative financial news and tighter credit.
Our business and operations, and the operations of our suppliers and customers, may be adversely affected by public health crises.
We face risks related to public health crises, including outbreaks of communicable diseases. These crises can disrupt commercial activities, supply chains, economies, and financial markets globally. The impact of such outbreaks, and the subsequent recovery, on our operations is uncertain and influenced by factors like the severity and duration of the outbreak, government measures, availability of medical remedies, and overall economic conditions. Such factors can severely affect our business and that of our customers.
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
We have experienced, and may in the future experience, increases in freight costs and shortages in capacity. We continue to monitor freight costs and capacity because they can negatively impact our ability to ship volume predictably and on a low-cost basis. We may not be able to obtain sufficient freight capacity on a timely basis or at favorable shipping rates and, therefore, we may not be able to receive products from suppliers or deliver products to customers in a timely and cost-effective manner. There can be no assurance that we will be successful in increasing prices or recouping increased freight surcharges in the future. Continued freight cost increases; delivery disruptions, including compliance with the Export Administration Regulations and other trade laws; and the sanctions, regulations, and embargoes administered by the U.S. Department of Treasury's Office of Foreign Assets Control, could adversely affect our business, financial condition, or results of operations.

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
We are subject to income taxation in both the United Sates and various non-U.S. jurisdictions. Changes in foreign and domestic tax laws, regulations, or policies, or their interpretation and application by regulatory bodies, or exposure to additional tax liabilities could affect our future profitability.
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
Currently, there are several tax proposals in the jurisdictions in which we operate that could, if enacted into law, significantly impact the tax position of the Company. Specifically, the Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2). While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not expect Pillar 2 to have a material impact on our effective tax rate or our consolidated results of operation, financial position, and cash flows.

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
See Note 11 – Debt for additional discussion.
Risks Related to Cybersecurity and Data Privacy
Security breaches and other disruptions to our information technology networks and systems could interfere with our operations, and could compromise the confidentiality of our proprietary information.
We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business and manufacturing processes and activities. Additionally, we collect and store sensitive data, including intellectual property, proprietary business information, and personally identifiable information of our employees, in data centers and on information technology networks. These activities are subject to various laws and regulations in the U.S. and abroad regarding privacy and data security.
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
We are subject to laws, rules, guidelines from privacy and other regulators, and regulations in the U.S. and other countries (such as the EU's and the U.K.'s General Data Protection Regulations, the EU's Data Act, the EU's Artificial Intelligence Act, the Colorado Artificial Intelligence Act, and the California Consumer Privacy Act) relating to the collection, use, transfer, and security of data and the personal information of consumers, employees, or others, including laws that may require us to notify regulators and affected individuals of a data security incident. Such laws, rules, and regulations, also apply to our vendors and customers and/or may hold us liable for any violations by our vendors and customers.
Because the interpretation and application of many privacy and data protection laws, rules and regulations along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices. If so, in addition to the possibility of substantial fines, lawsuits and other claims and penalties, we could be required to fundamentally change our business activities and practices, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, rules, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit growth, and otherwise adversely affect our business. If we are not able to adjust to changing laws, rules and information security, our business may be harmed. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks.

Risks Related to Intellectual Property
If we are unable to protect our intellectual property, the confidentiality of our know-how, trade secrets, technology, and other proprietary information, our business and competitive position could be harmed.
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality agreements, license agreements and other contractual provisions, to establish, maintain, protect, and enforce our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not prevent our competitors from duplicating our processes or technology, prevent our competitors from gaining access to our proprietary information and technology, or permit us to gain or maintain a competitive advantage. Any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S.. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement, or use, which could adversely affect our competitive position. To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and puts our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are sued by a third party that claims that our technology infringes, misappropriates, or violates their rights, the litigation, whether or not successful, could be costly to defend, divert our management's time, attention and resources, damage our reputation and brand and substantially harm our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.
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

Compliance with U.S. and foreign laws and regulations, such as those requiring supply chain transparency, import and export requirements, embargoes and trade sanctions laws, anti-corruption laws, tax laws, foreign exchange controls, and cash repatriation restrictions, increases our costs of doing business outside the U.S. We are also subject to data privacy and protection laws regulating the collection, use, retention, disclosure, transfer, and processing of personal information, such as the EU General Data Protection Regulation. The potential effects of these laws are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. In recent years, a number of new laws and regulations have been adopted, there has been expanded enforcement of certain existing laws and regulations, and the interpretation of certain laws and regulations have become increasingly complex.
In addition, the global scale of our operations exposes us to risks relating to international trade policies, including import quotas, tariffs, and taxes on goods imported from countries where we procure or manufacture products or raw materials, as well as retaliatory policies by governments against such policies. Uncertainty surrounding changes in tariffs, trade agreements and other trade restrictions imposed by the U.S. or other governments may exacerbate these risks and adversely impact our results of operations. For instance, the Trump administration has instituted significant increases to tariffs on foreign imports to the U.S., which has, and may further in the future, prompt retaliatory trade actions from other governments. In addition, determinations by destination countries about unfairly priced and subsidized products can normalize prices, benefiting the company in some instances, while potentially disrupting supply chains. While the ultimate impact and duration of such tariffs and other trade restrictions, as well as the potential for additional tariffs by the U.S., China, or other countries, remains uncertain, they may cause increases to metal input costs and exacerbate the impact of metal price lag. Our ability to implement strategies to mitigate the impact of such restrictions and our exposure to the risks described above as well as the impact of changes in regulations and policies could impact the competitiveness of our products and negatively impact our business, results of operations, and financial condition.
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
Climate change, and evolving customer and stakeholder expectations, legal, regulatory and policy requirements, and market dynamics driven by climate change, could adversely affect our business, financial condition or results of operations. Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, limits on emissions of greenhouse gases, and Corporate Average Fuel Economy standards in the U.S., EU, and other jurisdictions. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations, and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers, including increased monitoring and reporting costs. Also, we rely on natural gas, electricity, fuel oil, and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws or regulations could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability. Any increased frequency and intensity of extreme weather events resulting from climate change impacting our facilities, our suppliers or critical infrastructure in the U.S. and abroad could disrupt our supply chain or impact our ability to timely produce and deliver our products.
In addition, governments, customers and other stakeholders are increasingly focused on corporate environmental, social and governance ("ESG") practices and disclosures, may evaluate our business or other practices according to a variety of ESG targets, standards, and expectations. We define our own corporate purpose, in part, by the sustainability of our practices and our impact on all of our stakeholders. As a result, our efforts to conduct our business in accordance with some or all these expectations may result in increased demands regarding, among other matters, the source of aluminum, alloying metals and other materials used in our products, demand for increased use of recycled materials in our products, the manner in which power we consume is generated, our use and treatment of water and other natural resources, and the packing materials and shipping methods we use to deliver our products. To respond to these demands, we may need to make changes to our facilities, operations or production methods, or increase research and development efforts, any of which could result in significant additional costs. Our policies and processes to evaluate and manage ESG targets and standards in coordination with other business priorities, including our use of carbon offsets, may not prove completely effective. In addition, although we have established public targets with respect to our carbon footprint, energy and water usage and waste generation, we may be unable to meet them or be required to revise them for a variety of reasons, including due to cost increase, (including the cost of carbon offsets), the availability of valuable scrap (which could be downgraded or lost to competitors as demand increases), the availability of cleaner energy sources, sufficient supply of 'low carbon' primary aluminum, or our ability to innovate recycle-

friendly alloys. As a result, we may face adverse regulatory, investor, media, or public scrutiny that may adversely affect our business, results of operations, or financial condition. Our selection of disclosure standards and ESG targets, and the interpretation or application of those standards and targets, may also change from time to time, or differ from those of others. Methodologies for reporting ESG data, including for Scope 1, 2 and 3 greenhouse gas emissions, may be updated and previously reported ESG data may be adjusted to reflect developments in the availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. If we are unable to respond effectively to these changes to the sustainability landscape, governments, customers and other stakeholders may conclude that our policies and/or actions with respect to ESG matters are inadequate. If we fail or are perceived to have failed to achieve previously announced public targets or to accurately disclose our progress on such targets or initiatives, our reputation, business, financial condition, and results of operations could be adversely impacted.
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

The number of operating facilities by operating segment as of March 31, 2025, is shown in the table below and includes operating facilities we jointly own and operate with third parties.

	Operating Facilities	Facilities with Recycling Operations
North America	15	7
Europe	10	5
Asia	4	2
South America	2	1
Total	31	15
The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets or applications for the aluminum rolled products, recycling, and primary metal facilities we owned and operated, including joint ventures, as of March 31, 2025.
North America

Locations	Plant Processes	Major Products
Ashville, Ohio	Coating and finishing	Coated coil for building and construction and transportation
Berea, Kentucky	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Davenport, Iowa(1)	Casting, hot rolling, and recycling	Hot rolled coil from recycled metal for building and construction
Davenport, Iowa(1)	Cold rolling and finishing	Coated and mill finish coil for building and construction
Fairmont, West Virginia(2)	Cold rolling and finishing	Aluminum sheet and light-gauge foil for specialties
Greensboro, Georgia	Recycling and sheet ingot casting	Sheet ingot from recycled metal for can body and can end stock
Guthrie, Kentucky	Pre-treatment, heat treatment, recycling, and sheet ingot casting	Sheet ingot from recycled metal and automotive sheet
Kingston, Ontario	Cold rolling and finishing	Automotive sheet and specialty material
Lincolnshire, Illinois	Cold rolling and finishing	Mill finish coil for building and construction
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, pre-treatment, heat treatment, and finishing	Can stock, automotive sheet, construction sheet, industrial sheet, and painted sheet
Richmond, Virginia(3)	Cold rolling and finishing	Mill finish coil for building and construction
Russellville, Kentucky(4)	Sheet ingot casting, hot rolling, cold rolling, finishing, and recycling	Can stock and aluminum sheet and coil for specialties
Terre Haute, Indiana	Cold rolling and finishing	Foil stock for specialties
Uhrichsville, Ohio	Casting, hot rolling, cold rolling, finishing, and recycling	Mill finish coil for building and construction and transportation
Warren, Ohio	Coating and finishing	Coated can sheet
_________________________
(1)The Company operates two separate facilities in Davenport, Iowa, one finishing mill and one casting facility.
(2)In March 2025, we announced that effective as of June 30, 2025, we will no longer operate the Fairmont, West Virginia, plant and it will permanently shut down production.
(3)In March 2025, we announced that effective as of May 30, 2025, we will no longer operate the Richmond, Virginia, plant and it will permanently shut down production.
(4)Logan, located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows. We own 40% of the outstanding common shares of Logan. See Note 7 – Consolidation for further information about this affiliate.

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
_________________________
(1)Alunorf is operated as a 50/50 production joint venture between Novelis and Speira GmbH. See Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
(2)Novelis operates a wholly owned facility in Sierre, Switzerland. In addition to this facility, AluInfra is operated as a 50/50 joint venture between Novelis and Constellium SE and provides utility services to each partner. See Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
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
_________________________
(1)UAL is operated as a 50/50 joint venture between Novelis and Kobe. See Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further information about this affiliate.
South America

Locations	Plant Processes	Major Products
Pindamonhangaba, Brazil	Sheet ingot casting, hot rolling, cold rolling, recycling, finishing, and coating	Can stock, construction sheet, industrial sheet, foil stock, sheet ingot, and transportation sheet
Santo Andre, Brazil	Foil rolling and finishing	Light-gauge foil for specialties

Item 3. Legal Proceedings.
We are a party to legal proceedings incidental to our business from time to time. For additional information regarding litigation to which we are a party, see Note 20 – Commitments and Contingencies to our accompanying consolidated financial statements, which are incorporated by reference into this item.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves the leading producer of innovative, sustainable aluminum solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace and specialties (a diverse market including building & construction, signage, foil & packaging, commercial transportation and commercial & consumer products, among others) markets globally. Throughout North America, Europe, Asia, and South America, we have an integrated network of 31 world-class, technologically advanced facilities, including 15 recycling centers, 11 innovation centers, and 13,250 employees. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India.
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
Discussion and analysis of fiscal 2023 and year-over-year comparisons between fiscal 2024 and fiscal 2023 not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the SEC on May 6, 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K.
BUSINESS AND INDUSTRY CLIMATE
For over a decade, Novelis has been pursuing a multi-year strategy to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments enabled us to increase the amount of recycled content in our products, capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products to increase total company net income per tonne from $(12) in fiscal 2016 to $182 in fiscal 2025 and total company Adjusted EBITDA per tonne from $308 in fiscal 2016 to $480 in fiscal 2025, and turn a net loss of $38 million into $683 million in net income.
While recent trends show some moderation, inflation and elevated interest rates could negatively impact net income and demand in some specialty end-markets, such as building and construction, which is more sensitive to inflation and interest rates.
In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum creates significant pressure on scrap pricing and reduce the financial benefit from utilizing scrap in our production process.

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
To further align with our strategic vision to lead the industry with first-mover investments to drive circularity, as well as in response to the scrap supply and demand imbalances mentioned above, in fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Structural Cost Improvement and Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $300 million in annualized savings by the end of fiscal 2028. In fiscal 2025, we recognized costs of $2 million in connection with these measures consisting primarily of employee-related restructuring expenses. See Note 2 – Restructuring and Impairment for further discussion.
Additionally, geopolitical and economic instability, including tariffs and trade wars, continue to generate volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, could undermine demand for aluminum and increase costs for Novelis.
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
We believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics. In the second half of fiscal 2023 into early fiscal 2024, there was reduced can sheet demand attributed to the beverage packaging industry reducing excess inventory as supply chains improved and markets adjusted to a more moderated level of beverage packaging demand following the COVID-19 pandemic which has since normalized.
Increasing customer preference for sustainable packaging options and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we are in the process of building a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama. We plan to allocate more than half of this plant's capacity to the production of beverage packaging sheet. We continue to evaluate opportunities for additional capacity expansion across regions, where local can sheet supply is insufficient to meet long-term demand growth.
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
Demand for aerospace aluminum plate and sheet also remains favorable due to strong OEM build rates, but their ability to produce has been constrained by OEM supply chain instability. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
Identified Organic Growth Investments
We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments underway to meet growing customer demand.
The largest of these investments is an approximately $4.1 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. This new U.S. plant, expected to commission in fiscal 2027 will support strong demand for sustainable, beverage packaging and automotive aluminum sheet and advance a more circular economy.

This total $5 billion estimate also includes a number of recycling investments, two of which were commissioned in fiscal year 2025. These include a highly advanced recycling center for automotive in the U.S., adjacent to our existing automotive finishing plant in Guthrie, Kentucky. With an expected annual casting capacity of 240 kt of sheet ingot and approximate project cost of $365 million, we expect the facility will reduce the Company's carbon emissions by more than one million tonnes each year. The second recycling investment that commissioned in fiscal 2025 is a $65 million recycling and casting center at our UAL joint venture in South Korea. This investment was funded by Novelis and will have an annual casting capacity of 100 kt of low-carbon sheet ingot. Upon reaching full operational capacity, we expect the recycling center to reduce the Company's carbon emissions by more than 420 kt each year. In July 2024, we announced a $90 million investment at our recycling center in Latchford, UK, to double its capacity to recycling used beverage cans. This expansion is expected to commission in fiscal year 2027.
Additional projects include approximately $350 million to debottleneck production at several facilities in the U.S., Brazil, and South Korea and increase finishing good rolling capacity by approximately 265 kt between fiscal 2024 and 2026. In North America, this includes $130 million for 65 kt of finished good capacity release in Oswego, New York, and $150 million for 80 kt of finished good capacity release in Logan, Kentucky. There is also a $50 million debottlenecking investment at our Pindamonhangaba, Brazil, plant to unlock approximately 70 kt of additional rolling capacity in a two-phase project.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our recently announced 2030 goals (1) aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and (2) aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from 63% in fiscal 2024; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol. In addition, we have targets to reduce waste intensity to landfills by 20%, energy intensity by 10%, and water intensity by 10%, each by fiscal 2026, from our baseline of fiscal 2020.
To increase the use of recycled content in our products, we engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 21 plants globally, and 15 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification. In addition, to support our initiatives, in March 2021 we issued €500 million in aggregate principal amount of senior notes. We have allocated an amount equal to the net proceeds of $588 million of these notes to eligible "green" projects, such as investments in renewable energy and pollution prevention and control projects.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.8 billion of liquidity at March 31, 2025.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to increase to a range of approximately $1.9 to $2.2 billion for fiscal 2026, as spending for a number of announced strategic capital projects is now ramping up. This includes approximately $300 million for expected maintenance spend.

Market Trends
Beverage Packaging. Can stock shipments represent the largest percentage of our total rolled product shipments. According to Commodity Research Unit International Limited ("CRU"), demand for can stock will increase at a global (excluding China) compound annual growth rate of approximately 4% from calendar year 2024 to 2030, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel. However, we saw reduced can sheet demand between the middle of fiscal 2023 through early fiscal 2024 attributed to the beverage packaging industry reducing excess inventory previously stocked in response to unreliable supply chains and unprecedented high levels of beverage packaging demand during the COVID-19 pandemic, as well as low promotional activity at retailers. We believe that inventory levels in the supply chain have normalized and demand for beverage packaging is strong.
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
BUSINESS MODEL AND KEY CONCEPTS
Conversion Business Model
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (i) a base aluminum price quoted off the LME; (ii) an LMP; and (iii) a "conversion premium" to produce the rolled product that reflects, among other factors, the competitive market conditions for that product. Base aluminum prices are typically driven by macroeconomic factors and global supply and demand for aluminum. LMP tends to vary based on the supply and demand for metal in a particular region and the associated transportation and duty costs.
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for fiscal 2025, fiscal 2024, and fiscal 2023 are as follows.

				Percent Change
	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 versus Fiscal 2024	Fiscal 2024 versus Fiscal 2023
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,270	$2,337	$3,503	(3)%	(33)%
Average cash price during period	2,526	2,202	2,490	15	(12)
Closing cash price as of end of period	2,519	2,270	2,337	11	(3)

For fiscal 2025, fiscal 2024, and fiscal 2023, the weighted average local market premium is as follows.

				Percent Change
	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 versus Fiscal 2024	Fiscal 2024 versus Fiscal 2023
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$367	$304	$395	21%	(23)%

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
Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for fiscal 2025, fiscal 2024, and fiscal 2023.

	Exchange Rate as of March 31,			Average Exchange Rate
	2025	2024	2023	Fiscal 2025	Fiscal 2024	Fiscal 2023
Euro per U.S. dollar	0.926	0.926	0.920	0.932	0.922	0.960
Brazilian real per U.S. dollar	5.742	4.996	5.080	5.682	4.946	5.151
South Korean won per U.S. dollar	1,467	1,347	1,304	1,398	1,322	1,314
Canadian dollar per U.S. dollar	1.439	1.355	1.354	1.395	1.347	1.327
Swiss franc per euro	0.956	0.974	0.993	0.950	0.960	0.993

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
RESULTS OF OPERATIONS
For fiscal 2025, we reported net income attributable to our common shareholder of $683 million, an increase of 14% compared to $600 million in fiscal 2024. Adjusted EBITDA was $1,802 million in fiscal 2025, a decrease of 4% from $1,873 million in fiscal 2024. The decrease in operational performance was primarily driven by a relatively rapid increase in scrap prices creating a less favorable metal benefit compared to the prior year, unfavorable product mix, and higher operating costs, partially offset by higher total shipments and higher pricing. In addition to the aforementioned factors, net income attributable to our common shareholder was favorably impacted by unrealized gains on change in fair value of derivative instruments, favorable movement in metal price lag, and lower income tax expense, partially offset by charges and production interruptions associated with the impact of flooding at our Sierre, Switzerland, plant, net of related insurance recoveries.
Net cash provided by operating activities - continuing operations was $951 million for fiscal 2025 and $1.3 billion for fiscal 2024. Adjusted free cash flow was an outflow of $737 million for fiscal 2025. Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025
Net sales	$4,091	$4,107	$3,935	$4,077	$16,210	$4,187	$4,295	$4,080	$4,587	$17,149
Percentage change in net sales(1)	(20)%	(14)%	(6)%	(7)%	(12)%	2%	5%	4%	13%	6%
Rolled product shipments:
North America	370	390	362	391	1,513	388	396	360	375	1,519
Europe	250	256	230	246	982	263	233	226	265	987
Asia	176	175	176	183	710	194	198	186	201	779
South America	119	144	176	164	603	154	162	166	164	646
Eliminations	(36)	(32)	(34)	(33)	(135)	(48)	(44)	(34)	(48)	(174)
Total	879	933	910	951	3,673	951	945	904	957	3,757

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable prior period:
North America	(4)%	1%	(5)%	8%	—%	5%	2%	(1)%	(4)%	—%
Europe	(8)	(4)	(5)	(1)	(5)	5	(9)	(2)	8	1
Asia	(5)	(16)	25	(2)	(2)	10	13	6	10	10
South America	(20)	(11)	9	14	(2)	29	13	(6)	—	7
Total	(9)%	(5)%	—%	2%	(3)%	8%	1%	(1)%	1%	2%
______________________
(1)The percentage (decrease) or increase in net sales versus the comparable previous year period

Fiscal 2025 Compared to Fiscal 2024
Net sales were $17.1 billion for fiscal 2025, an increase of 6% from $16.2 billion in fiscal 2024, primarily due to higher average aluminum prices driven by a 15% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $366 million.
Income from continuing operations before income tax provision was $842 million for fiscal 2025, an increase of 3% from $818 million in fiscal 2024. In addition to the factors noted above, the following items affected the change in income from continuing operations before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $14.5 billion for fiscal 2025, an increase of 6% from $13.7 billion in fiscal 2024, driven primarily by higher average LME aluminum prices and higher production to meet demand. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $682 million over fiscal 2024.
Selling, General and Administrative Expenses
SG&A was $695 million for fiscal 2025, a decrease of 3% compared to $717 million for fiscal 2024, primarily due to lower factoring costs.
Depreciation and Amortization
Depreciation and amortization was $575 million for fiscal 2025, an increase of 4% compared to $554 million for fiscal 2024.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $275 million for fiscal 2025 compared to $298 million for fiscal 2024. The decrease is primarily due to lower average interest rates on variable interest rate borrowings and higher capitalized interest.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net was $7 million for fiscal 2025, compared to $5 million for fiscal 2024.
See Note 11 – Debt for further information.
Restructuring and Impairment, Net
Restructuring and impairment, net was $53 million in fiscal 2025. This primarily relates to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $21 million in the current period, as well as a charge of $17 million to write off previously capitalized costs.
Restructuring and impairment, net was $42 million in fiscal 2024. This primarily relates to the Company's closure of the Clayton, New Jersey, plant in December 2023, which resulted in charges for restructuring activities of $25 million in the period.
See Note 2 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $134 million for fiscal 2025 compared to income of $22 million for fiscal 2024. The change relates primarily to charges of $105 million related to the Sierre flood loss, net of property recoveries, $30 million of Sierre business interruption recoveries, realized losses on the change in fair value of derivative instruments, net, of $97 million in the current period compared to gains of $80 million in the prior year period, and unrealized gains on the change in fair value of derivative instruments, net, of $57 million in the current period compared to losses of $36 million in the prior year period.
Taxes
We recognized $159 million of income tax provision in fiscal 2025, which resulted in an effective tax rate of 19%. This rate was primarily driven by the results of operations taxed at foreign statutory rates that differ from the 25% Canadian rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; change in valuation allowances; the availability of tax credits; and the reversal of uncertain tax positions. We recognized $218 million in fiscal 2024, which resulted in an effective tax rate of 27%. This rate was primarily driven by the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances, including a $39 million benefit from the release of certain valuation allowances; and the availability of tax credits. See Note 19 – Income Taxes for further information.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments, which are in kt). For additional financial information related to our operating segments including the reconciliation of net income attributable to our common shareholder to Adjusted EBITDA, see Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments.

Selected Operating Results Fiscal 2025	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$7,033	$4,606	$3,047	$2,683	$(220)	$17,149
Shipments (in kt):
Rolled products - third party	1,518	985	626	628	—	3,757
Rolled products - intersegment	1	2	153	18	(174)	—
Total rolled products	1,519	987	779	646	(174)	3,757
Non-rolled products	15	96	17	99	(12)	215
Total shipments	1,534	1,083	796	745	(186)	3,972

Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$6,717	$4,426	$2,610	$2,461	$(4)	$16,210
Shipments (in kt):
Rolled products - third party	1,513	967	623	570	—	3,673
Rolled products - intersegment	—	15	87	33	(135)	—
Total rolled products	1,513	982	710	603	(135)	3,673
Non-rolled products	15	99	32	105	—	251
Total shipments	1,528	1,081	742	708	(135)	3,924
The following table reconciles changes in Adjusted EBITDA for fiscal 2024 to fiscal 2025 (in millions).

Changes in Adjusted EBITDA	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Adjusted EBITDA - Fiscal 2024	$749	$321	$334	$472	$(3)	$1,873
Volume	8	7	74	42	(28)	103
Conversion premium and product mix	(3)	(40)	(3)	23	7	(16)
Conversion costs	(136)	(26)	(76)	(19)	20	(237)
Foreign exchange	2	(2)	20	(12)	1	9
Selling, general & administrative and research & development costs(2)	4	2	(5)	10	1	12
Other changes(3)	16	44	3	(12)	7	58
Adjusted EBITDA - Fiscal 2025	$640	$306	$347	$504	$5	$1,802
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

(3)Other changes in Europe include $30 million for the Sierre business interruption insurance recoveries recognized during the twelve months ended March 31, 2025.
North America
Net sales increased $316 million, or 5%, driven primarily by higher average LME aluminum prices. Rolled product shipments were largely in line with the prior year, as higher beverage packaging shipments were mostly offset by lower specialty shipments, while automotive shipments were roughly in line with prior year period. Adjusted EBITDA was $640 million, a decrease of 15%, primarily driven by lower metal benefit from higher scrap pricing included in conversion costs, and less favorable product mix, partially offset by higher product pricing.
Europe
Net sales increased $180 million, or 4%, driven primarily by higher average LME aluminum prices. Rolled product shipments were largely in line with the prior year, as higher beverage packaging shipments were mostly offset by lower automotive shipments. Adjusted EBITDA was $306 million, a decrease of 5%, primarily driven by production interruptions at the Sierre plant, net of insurance, and unfavorable product mix, as well as less favorable metal benefit from higher scrap pricing included in conversion costs.
Asia
Net sales increased $437 million, or 17%, driven primarily by a 10% increase in rolled product shipments due largely to higher beverage packaging shipments and higher average LME aluminum prices, partially offset by lower automotive and specialty shipments. Adjusted EBITDA was $347 million, an increase of 4%, primarily due to higher volume and favorable foreign exchange, partially offset by less favorable metal benefits from higher scrap pricing included in conversion costs, and unfavorable product mix. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.
South America
Net sales increased $222 million, or 9%, driven primarily by a 7% increase in rolled product shipments, primarily in the beverage packaging market and higher average LME aluminum prices. Adjusted EBITDA was $504 million, an increase of 7%, primarily due to higher volume, higher product pricing, and favorable product mix, partially offset by less favorable metal benefit from higher scrap pricing included in conversion costs.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.8 billion of liquidity as of March 31, 2025. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, and senior notes. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Our capital expenditures expectation for fiscal 2026 is approximately $1.9 to $2.2 billion. This includes approximately $300 million for expected maintenance spend.
Available Liquidity
Our available liquidity as of March 31, 2025 and 2024 is as follows.

	March 31,
in millions	2025	2024
Cash and cash equivalents	$1,036	$1,309
Availability under committed credit facilities	1,739	1,008
Total available liquidity	$2,775	$2,317

The increase in total available liquidity is primarily due to an increase in the availability under committed credit facilities, which is primarily driven by lower outstanding balance on the ABL Revolver compared to the prior year, partially offset by a decrease in our cash and cash equivalents. See Note 11 – Debt for more details on our availability under committed credit facilities.

Cash and cash equivalents includes cash held in foreign countries in which we operate. As of March 31, 2025, we held $17 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2025, we held $346 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2025, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
Debt
As of March 31, 2025, we had an aggregate principal amount of debt, excluding finance leases, of $6.2 billion, with $374 million due within 12 months. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2025, our total interest obligation on long-term debt totaled an estimated $1.5 billion, with $280 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to finance lease obligations, the amortization of debt issuance costs, and other costs related to indebtedness. See Note 11 – Debt to our accompanying consolidated financial statements for more information about our debt arrangements.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating lease arrangements and certain office space under finance lease arrangements. As of March 31, 2025, we had aggregate finance lease obligations of $16 million, with $6 million due within 12 months. This includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes, and maintenance associated with the property. As of March 31, 2025, we had aggregate operating lease obligations of $143 million, with $25 million due within 12 months. This includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. Excluded from these amounts are insurance, taxes, and maintenance associated with the properties and equipment as well as future minimum lease payments related to operating leases signed but not yet commenced. We do not have any operating leases with contingent rents. See Note 9 – Leases to our accompanying consolidated financial statements for further discussion of our operating and finance leases.
Postretirement Benefit Plans
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases, and health care cost trends. As of March 31, 2025, payments for pension plan benefits and other post-employment benefits estimated through 2035 were $1.2 billion, with $117 million due within 12 months. See Note 13 – Postretirement Benefit Plans to our accompanying consolidated financial statements for further discussion.

Purchase Obligations and Other
Purchase obligations include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2025. As of March 31, 2025, we had aggregate purchase obligations of $12.8 billion, with $5.0 billion due within 12 months.
Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts. Purchase obligations do not include contracts that can be cancelled without significant penalty.
The future cash flow commitments we may have related to derivative contracts are from the figures above as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $113 million of derivative liabilities recorded on our balance sheet as of March 31, 2025, are uncertain. In addition, stock compensation is excluded from the above figures as it is a fair value measurement determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the above figures also exclude $68 million of uncertain tax positions. See Note 19 – Income Taxes to our accompanying consolidated financial statements for more information.
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

				Change
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 versus Fiscal 2024	Fiscal 2024 versus Fiscal 2023
Net cash provided by operating activities	$951	$1,315	$1,208	$(364)	$107
Net cash used in investing activities	(1,690)	(1,388)	(775)	(302)	(613)
Net cash provided by (used in) financing activities	472	(98)	24	570	(122)

Operating Activities
The decrease in net cash provided by operating activities primarily relates to unfavorable changes in working capital.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table shows adjusted free cash flow for fiscal 2025, fiscal 2024, and fiscal 2023, and the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025 versus Fiscal 2024	Fiscal 2024 versus Fiscal 2023
Net cash provided by operating activities - continuing operations	$951	$1,315	$1,220	$(364)	$95
Net cash used in investing activities - continuing operations	(1,690)	(1,388)	(775)	(302)	(613)
Plus: Cash used in the acquisition of business and other investments	2	—	7	2	(7)
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes	—	(2)	(9)	2	7
Adjusted free cash flow from continuing operations	(737)	(75)	443	(662)	(518)
Net cash used in operating activities - discontinued operations	—	—	(12)	—	12
Adjusted free cash flow	$(737)	$(75)	$431	$(662)	$(506)
Cash and cash equivalents	$1,036	$1,309	$1,498	$(273)	$(189)

Investing Activities
The change in net cash used in investing activities over the prior fiscal year primarily relates to higher capital expenditures of $1,689 million in fiscal 2025 compared to $1,358 million in fiscal 2024.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during fiscal 2025 and 2024.

in millions	Fiscal 2025
6.875% Senior Notes, due January 2030	$750
Sierre Loan, due October 2027	112
Short-term borrowings in Brazil	100
Floating rate Term Loans, due March 2032	1,250
China Loan, due September 2027	14
China Loan, due November 2027	21
China loan, due December 2027	21
Proceeds from issuance of long-term and short-term borrowings	$2,268

in millions	Fiscal 2024
Floating rate Term Loans, due September 2026	$482
Short-term borrowings in Brazil	200
Bank overdrafts	67
Proceeds from issuance of long-term and short-term borrowings	$749

The following represents principal payments of long-term and short-term borrowings during fiscal 2025 and 2024.

in millions	Fiscal 2025
Short-term borrowings in Brazil	$(150)
Floating rate Term Loans, due September 2026	(746)
Floating rate Term Loans, due March 2028	(485)
China Bank Loans, due August 2027	(11)
Finance leases and other repayments	(9)
Principal payments of long-term and short-term borrowings	$(1,401)

in millions	Fiscal 2024
Short-term borrowings in Brazil	$(100)
Brazil Loan, due June 2023	(30)
Brazil Loan, due December 2023	(20)
Floating rate Term Loans, due January 2025	(484)
Floating rate Term Loans, due September 2026	(4)
Floating rate Term Loans, due March 2028	(5)
China Bank Loans, due August 2027	(8)
Bank overdraft repayments	(67)
Finance leases and other repayments	(18)
Principal payments of long-term and short-term borrowings	$(736)

The following represents inflows (outflows) from revolving credit facilities and other, net during fiscal 2025 and 2024.

in millions	Fiscal 2025
ABL Revolver	$(328)
China credit facility	(33)
Revolving credit facilities and other, net	$(361)

in millions	Fiscal 2024
ABL Revolver	$50
China credit facility	(57)
Korea credit facility	(1)
Revolving credit facilities and other, net	$(8)
In addition to the activities shown in the tables above, we paid $34 million during fiscal 2025 in debt issuance costs, primarily related to the issuance of the 6.875% Senior Notes due 2030 and the Term Loan Facility due March 2032. We paid $3 million in debt issuance costs during fiscal 2024, primarily related to the September 2023 amendment of the Term Loan Facility. We also paid a return of capital to our common shareholder in the amount of $100 million during fiscal 2024.
In September 2023, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the 2020 Term Loans, whereby $482 million of the $750 million outstanding at the time of the transaction was deemed an extinguishment and the remaining $268 million was deemed a modification of debt.
Non-Guarantor Information
As of March 31, 2025, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for fiscal 2025)	20%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for fiscal 2025)	19
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2025)	13
In addition, for fiscal 2025 and fiscal 2024, the Company's subsidiaries that are not guarantors had net sales of $4.0 billion and $3.6 billion, respectively, and, as of March 31, 2025, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.5 billion (including intercompany balances).

CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow for the next five years. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term trends for flat-rolled aluminum products remain strong, and we have identified approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to keep our net leverage ratio in a range at or around 3.5x, during our strategic capital investment cycle underway, and guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors and were $100 million in each of fiscal 2024 and 2023, with no such payments made in fiscal 2025. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety standards. Our environment, health and safety system is aligned with ISO 14001, an international environmental management standard, and ISO 45001, international occupational health and safety management standards. As of March 31, 2025 and 2024, 25 of our facilities were ISO 45001 certified. As of March 31, 2025 and 2024, 29 of our facilities were ISO 14001 certified. In addition as of March 31, 2025 and 2024, 29 and 30 of our facilities were certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949, respectively.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $23 million during fiscal 2025, of which $19 million was expensed and $4 million was capitalized. We expect that these expenditures will be approximately $15 million in fiscal 2026, all of which we estimate will be expensed. Generally, expenses for environmental protection are recorded in cost of goods sold (exclusive of depreciation and amortization). However, significant remediation costs that are not associated with on-going operations are recorded in restructuring and impairment, net.
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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current (spot) and forward market prices for commodity and foreign exchange rates. See Note 15 – Financial Instruments and Commodity Contracts and Note 17 – Fair Value Measurements to our accompanying consolidated financial statements for discussion on fair value of derivative instruments.

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

in millions	As of March 31, 2025
North America	$660
Europe	234
Asia	39
South America	141
Goodwill	$1,074
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

For our fiscal 2025 test, we elected to perform the one-step quantitative impairment test, where we compared the fair value of each reporting unit to its carrying amount, and if the quantitative test indicates that the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approaches. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.
Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, and the discount rate. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 10.17% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $75 million-$328 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific sales volume and conversion premium assumptions for each reporting unit based on history and economic conditions.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses and is dependent on the significant management assumption for the selection of multiples.

As a result of our annual goodwill impairment test for fiscal 2025, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of March 31, 2025 by 25% for North America, by 53% for Europe, by 109% for Asia, and by 273% for South America.
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
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the U.S., the U.K., and other eurozone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 4.5%, 4.4%, and 4.5% and other postretirement benefit obligation was 5.8%, 5.7% and 5.5% as of March 31, 2025, 2024, and 2023, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2025, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $99 million in the pension and other postretirement obligations and in a pre-tax decrease of $9 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2025, assuming inflation remains unchanged, would result in an increase of $109 million in the pension and other postretirement obligations and in a pre-tax increase of $7 million in the net periodic benefit cost in the following year.

The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 6.3% for 2025, 6.1% for 2024, and 4.8% for 2023. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2025 would result in a pre-tax variation of approximately $8 million in the net periodic benefit cost in the following year.
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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2025. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2025, the Company concluded that valuation allowances totaling $628 million were still required against its deferred tax assets comprised of the following:
•$431 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, including $56 million related to loss carryforwards in U.S. states;
•$89 million relates to New York tax credit carryforwards;
•$13 million relates to tax credit carryforwards in Canada; and
•$95 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2025, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $635 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $475 million of these deferred tax assets. Realization of the remaining $160 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $666 million in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.

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
Adjusted EBITDA per tonne is calculated by dividing Adjusted EBITDA by aluminum rolled product shipments (in tonnes) for the corresponding period, both on a consolidated basis and at a segment level. Adjusted EBITDA per tonne recalculations may be impacted by rounding. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP," which are commonly used by manufacturers and third-party analysts in our industry. Shipment amounts also include tolling shipments. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes.
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
Please see Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information for our definition of Adjusted EBITDA. Under ASC 280, Adjusted EBITDA is our measure of segment profitability and financial performance of our operating segments, and when used in this context, the term Adjusted EBITDA is a financial measure prepared in accordance with U.S. GAAP. Adjusted EBITDA reported for the Company on a consolidated basis is a non-U.S. GAAP financial measure.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2025 consolidated balance sheet.
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2025, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(238)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums	10	(2)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For fiscal 2025, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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

Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2025, given a 10% decline in spot prices for energy contracts.

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
Any negative impact of currency movements on the currency contracts we have entered into to hedge foreign currency commitments to purchase or sell goods and services would be offset by an approximately equal and opposite favorable exchange impact on the commitments being hedged. For a discussion of accounting policies and other information relating to currency contracts, see Note 1 – Business and Summary of Significant Accounting Policies and Note 15 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements.
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2025, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(22)
Euro	(10)	(48)
Korean won	(10)	(66)
Canadian dollar	(10)	(4)
British pound	(10)	(30)
Swiss franc	(10)	(23)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2025, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $10 million. See Note 11 – Debt to our accompanying consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of March 31, 2025, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 15 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of March 31, 2025, would have an estimated potential negative effect on the contracts' fair value of approximately $2 million.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control — Integrated Framework (2013)." Based on its assessment, management has concluded that, as of March 31, 2025, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 12, 2025

/s/ Devinder Ahuja
Devinder Ahuja
Executive Vice President and Chief Financial Officer
May 12, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries (the "Company") as of March 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended March 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment - North America Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company's consolidated goodwill balance was $1,074 million as of March 31, 2025, and the goodwill associated with the North America reporting unit was $660 million. Management tests for impairment at least annually as of the last day of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. In performing the goodwill impairment test, management has the option to first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount, or management may proceed directly to the one-step quantitative impairment test. As disclosed, for the fiscal 2025 test, management elected to perform a quantitative impairment test and compared the fair value of each reporting unit to its carrying amount. If the quantitative test indicates the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. Fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from the income and market approaches. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, and the discount rate. The market approach is dependent on the significant assumption for the selection of multiples.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to sales volumes, conversion premiums, and the discount rate used in the income approach, and selection of multiples used in the market approach; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the North America reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimate of the North America reporting unit; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales volumes, conversion premiums, and the discount rate used in the income approach, and selection of multiples used in the market approach. Evaluating management's assumptions related to sales volumes and conversion premiums involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches (ii) the reasonableness of the discount rate and selection of multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
May 12, 2025
We have served as the Company's auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except earnings per share and number of shares	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$17,149	$16,210	$18,486
Cost of goods sold (exclusive of depreciation and amortization)	14,469	13,704	15,996
Selling, general and administrative expenses	695	717	679
Depreciation and amortization	575	554	540
Interest expense and amortization of debt issuance costs	275	298	274
Research and development expenses	102	98	95
Loss on extinguishment of debt, net	7	5	—
Restructuring and impairment, net	53	42	33
Equity in net income of non-consolidated affiliates	(3)	(4)	(16)
Other expenses (income), net	134	(22)	79
	16,307	15,392	17,680
Income from continuing operations before income tax provision	842	818	806
Income tax provision	159	218	147
Net income from continuing operations	683	600	659
Loss from discontinued operations, net of tax	—	—	(2)
Net income	683	600	657
Net loss attributable to noncontrolling interests	—	—	(1)
Net income attributable to our common shareholder	$683	$600	$658
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net income	$683	$600	$657
Other comprehensive income (loss):
Currency translation adjustment	(38)	(47)	(127)
Net change in fair value of effective portion of cash flow hedges	106	(79)	580
Net change in pension and other benefits	(19)	(54)	119
Other comprehensive income (loss) before income tax effect	49	(180)	572
Income tax provision (benefit) related to items of other comprehensive income	27	(36)	184
Other comprehensive income (loss), net of tax	22	(144)	388
Comprehensive income	705	456	1,045
Comprehensive (loss) income attributable to noncontrolling interest, net of tax	(1)	(1)	5
Comprehensive income attributable to our common shareholder	$706	$457	$1,040
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,036	$1,309
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of March 31, 2025, and March 31, 2024)	2,073	1,760
— related parties	136	161
Inventories	3,054	2,515
Prepaid expenses and other current assets	234	152
Fair value of derivative instruments	176	45
Assets held for sale	6	1
Total current assets	6,715	5,943
Property, plant and equipment, net	6,851	5,741
Goodwill	1,074	1,074
Intangible assets, net	509	545
Investment in and advances to non–consolidated affiliates	912	905
Deferred income tax assets	188	143
Other long–term assets
— third parties	263	274
— related parties	3	3
Total assets	$16,515	$14,628

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long–term debt	$32	$33
Short–term borrowings	348	759
Accounts payable
— third parties	3,687	2,992
— related parties	275	280
Fair value of derivative instruments	106	144
Accrued expenses and other current liabilities	666	627
Total current liabilities	5,114	4,835
Long–term debt, net of current portion	5,773	4,866
Deferred income tax liabilities	295	253
Accrued postretirement benefits	534	559
Other long–term liabilities	284	305
Total liabilities	12,000	10,818
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of March 31, 2025 and March 31, 2024	—	—
Additional paid–in capital	1,108	1,108
Retained earnings	3,755	3,072
Accumulated other comprehensive loss	(358)	(381)
Total equity of our common shareholder	4,505	3,799
Noncontrolling interests	10	11
Total equity	4,515	3,810
Total liabilities and equity	$16,515	$14,628
_________________________
See accompanying notes to the consolidated financial statements. Refer to Note 7 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
OPERATING ACTIVITIES
Net income	$683	$600	$657
Net loss from discontinued operations	—	—	(2)
Net income from continuing operations	$683	$600	$659
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	$575	$554	$540
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(44)	40	(28)
Loss on sale or disposal of assets, net	4	6	1
Non-cash restructuring and impairment charges	34	28	23
Loss on extinguishment of debt, net	7	5	—
Deferred income taxes	(27)	20	(45)
Equity in net income of non-consolidated affiliates	(3)	(4)	(16)
(Gain) loss on foreign exchange remeasurement of debt	(2)	2	(4)
Amortization of debt issuance costs and carrying value adjustments	13	12	16
Non-cash charges related to Sierre flooding	42	—	—
Other, net	3	3	(2)
Changes in assets and liabilities including assets and liabilities held for sale (net of effects from divestitures):
Accounts receivable	(330)	(25)	783
Inventories	(579)	185	235
Accounts payable	705	(119)	(759)
Other assets	(88)	42	3
Other liabilities	(42)	(34)	(186)
Net cash provided by operating activities - continuing operations	951	1,315	1,220
Net cash used in operating activities - discontinued operations	—	—	(12)
Net cash provided by operating activities	$951	$1,315	$1,208

INVESTING ACTIVITIES
Capital expenditures	$(1,689)	$(1,358)	$(786)
Acquisition of business and other investments	(2)	—	(7)
Proceeds from sales of assets, third party	—	—	6
Proceeds from the sale of a business	—	2	3
Outflows from investment in and advances to non-consolidated affiliates, net	(22)	(36)	(17)
(Outflows) proceeds from settlement of derivative instruments, net	(14)	(10)	7
Proceeds from insurance claims	25	—	—
Other	12	14	19
Net cash used in investing activities	$(1,690)	$(1,388)	$(775)

FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$2,268	$749	$50
Principal payments of long-term and short-term borrowings	(1,401)	(736)	(390)
Revolving credit facilities and other, net	(361)	(8)	471
Debt issuance costs	(34)	(3)	(7)
Return of capital to our common shareholder	—	(100)	(100)
Net cash provided by (used in) financing activities	$472	$(98)	$24
Net (decrease) increase in cash and cash equivalents and restricted cash	$(267)	$(171)	$457
Effect of exchange rate changes on cash	(14)	(18)	(30)
Cash, cash equivalents and restricted cash — beginning of period	1,322	1,511	1,084
Cash, cash equivalents and restricted cash — end of period	$1,041	$1,322	$1,511

Cash and cash equivalents	$1,036	$1,309	$1,498
Restricted cash (included in other long–term assets)	5	13	13
Cash, cash equivalents and restricted cash — end of period	$1,041	$1,322	$1,511

Supplemental Disclosures:
Interest paid	$247	$279	$258
Income taxes paid	250	173	184
Accrued capital expenditures as of March 31	250	211	171
________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of March 31, 2022	600,000,000	$—	$1,308	$1,814	$(620)	$7	$2,509
Net income attributable to our common shareholder	—	—	—	658	—	—	658
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(127)	—	(127)
Change in fair value of effective portion of hedges, net of tax provision of $150, included in other comprehensive income (loss)	—	—	—	—	430	—	430
Change in pension and other benefits, net of tax provision of $34, included in other comprehensive income (loss)	—	—	—	—	79	6	85
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2023	600,000,000	—	1,208	2,472	(238)	12	3,454
Net income attributable to our common shareholder	—	—	—	600	—	—	600
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(47)	—	(47)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $22, included in other comprehensive income (loss)	—	—	—	—	(57)	—	(57)
Change in pension and other benefits, net of tax benefit of $14, included in other comprehensive income (loss)	—	—	—	—	(39)	(1)	(40)
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2024	600,000,000	—	1,108	3,072	(381)	11	3,810
Net income attributable to our common shareholder	—	—	—	683	—	—	683
Currency translation adjustment, included in other comprehensive income (loss)	—	—	—	—	(38)	—	(38)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $28, included in other comprehensive income (loss)	—	—	—	—	78	—	78
Change in pension and other benefits, net of tax benefit of $1 , included in other comprehensive income (loss)	—	—	—	—	(17)	(1)	(18)
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
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
Organization and Description of Business
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2025, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 31 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap.
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
Risks & Uncertainties resulting from Inflation and Geopolitical Instability
While recent trends show some moderation, inflation and elevated interest rates could negatively impact net income and demand in some specialty end-markets, such as building and construction, which is more sensitive to inflation and interest rates. Developments that contribute to geopolitical instability, such as the military conflict between Russia and Ukraine, the conflict in the Gaza strip and the surrounding area, and the attacks on shipping vessels in the Red Sea, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may cause reduced manufacturing and industrial demand. More recently, tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, could undermine demand for aluminum and increase costs for Novelis.
The overall extent of the impact of these factors on our operating results, cash flows, liquidity, and financial condition will depend on certain developments, including the developments in tariff policies, at what point global scrap prices settle, as well as end market demand. Although we have made our best estimates based on the current information, the effects of these factors on our business may result in future changes to our estimates and assumptions based on their duration. Actual results could materially differ from the estimates and assumptions developed by management. If so, we may be subject to future impairment charges as well as changes to recorded reserves and valuations.
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
Materials and labor
In the aluminum rolled products industry, our raw materials are subject to continuous price volatility. We may not be able to pass on the entire cost of the increases to our customers or offset fully the effects of higher raw material costs through productivity improvements, which may cause our profitability to decline. In recent quarters, intensifying competition for scrap aluminum, due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs, has created significant pressure on scrap pricing and reduce the financial benefit from utilizing scrap in our production process. We are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will increase our production costs in the near-term. In addition, there is a potential time lag between changes in prices under our purchase contracts and the point when we can implement a corresponding change under our sales contracts with our customers. As a result, we could be exposed to fluctuations in raw materials prices which could have a material adverse effect on our financial position, results of operations, and cash flows. Significant price increases, including recently enacted tariffs, may result in our customers substituting other materials, such as plastic or glass, for aluminum or switching to another aluminum rolled products producer, which could have a material adverse effect on our financial position, results of operations, and cash flows.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic markets
We are, and will continue to be, subject to financial, political, economic, and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, and South Korea, and we market our products in these countries, as well as certain other countries in Asia, Africa, South America, and the Middle East. While we anticipate higher growth or attractive production opportunities from these emerging markets, they also present a higher degree of risk than more developed markets. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems may be less developed and predictable, and the possibility of various types of adverse governmental action may be more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, and labor problems could affect our revenues, expenses, and results of operations. Our operations could also be adversely affected by acts of war (including the Russia-Ukraine conflict), terrorism, or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, changes in fiscal regimes, and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations, and cash flows.
Other risks and uncertainties
In addition, refer to Note 15 – Financial Instruments and Commodity Contracts, Note 17 – Fair Value Measurements, and Note 20 – Commitments and Contingencies for a discussion of financial instruments and commitments and contingencies.
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
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, which is generally within one year. Additionally, certain of our contracts may contain incentive payments to our customers that are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During fiscal 2025 and 2024, amounts recognized in net sales associated with these customer contractual obligations were not material. During fiscal 2023, we recognized $37 million in net sales associated with customer contractual obligations.
We disaggregate revenue from contracts with customers on a geographic basis. This disaggregation also achieves the disclosure objective to depict how the nature, amount, timing, and uncertainty of net sales and cash flows are affected by economic factors. We manage our activities on the basis of geographical regions and are organized under four operating segments: North America, South America, Asia, and Europe. See Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information for further information about our segment revenue.
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
Restructuring Activities
Restructuring charges, which are recorded within restructuring and impairment expenses, net on our consolidated statements of operations, include employee severance and benefit costs, impairments or accelerated depreciation of certain long-lived assets, and other costs associated with exit activities. Restructuring costs are determined based on estimates, which are prepared at the time the restructuring actions were approved by management and are periodically reviewed and updated for changes in estimates. We apply the provisions of ASC 420, Exit or Disposal Cost Obligations ("ASC 420") and ASC 712, Compensation — Nonretirement Postemployment Benefits ("ASC 712"). Severance and benefit costs related to restructuring activities are accounted for under ASC 420 and/or ASC 712 and are recognized when management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. Other exit costs include environmental remediation costs and contract termination costs, primarily related to equipment and facility lease obligations. At each reporting date, we evaluate the accruals for restructuring costs to ensure the accruals are still appropriate. See Note 2 – Restructuring and Impairment for further discussion.
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
Additions to the allowance for credit losses are made by means of the provision for credit losses. We write-off uncollectible accounts receivable against the allowance for credit losses after exhausting collection efforts. For each of the periods presented, we performed an analysis of our historical cash collection patterns and considered the impact of any known material events in determining the allowance for credit losses. See Note 3 – Accounts Receivable for further information.
Inventories
We carry our inventories at the lower of their cost or net realizable value, reduced by obsolete and excess inventory. We use the average cost method to determine cost. Included in inventories are stores inventories, which are carried at average cost. See Note 4 – Inventories for further discussion.

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
The majority of our derivative contracts are valued using industry-standard models that use observable market inputs as their basis, such as time value, forward interest rates, volatility factors, and current ("spot") and forward market prices for commodity and foreign exchange rates. See Note 15 – Financial Instruments and Commodity Contracts and Note 17 – Fair Value Measurements for additional discussion related to derivative instruments.
Property, Plant and Equipment
We record land, buildings, leasehold improvements, and machinery and equipment at cost. We record assets under finance lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We generally depreciate our assets using the straight-line method over the shorter of the estimated useful life of the assets or the lease term, excluding any lease renewals, unless the lease renewals are reasonably certain. See Note 5 – Property, Plant and Equipment for further discussion. We assign useful lives to and depreciate major components of our property, plant and equipment.

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
No goodwill impairment was identified for fiscal 2025, fiscal 2024, or fiscal 2023. See Note 6 – Goodwill and Intangible Assets for further discussion.
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to sales volumes, conversion premiums, and discount rate, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for fiscal 2025, fiscal 2024, and fiscal 2023, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit's goodwill.
When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 6 – Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Additionally, we reevaluate the useful lives of long-lived assets (excluding goodwill), at plants impacted by restructuring activities, which may results in accelerated depreciation. Impairments or accelerated depreciation of long-lived assets and intangible assets are included in restructuring and impairment, net in the consolidated statement of operations. See Note 2 – Restructuring and Impairment for further discussions.
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
Investment in and Advances to Non-Consolidated Affiliates
We assess the potential for other-than-temporary impairment of our equity method investments when impairment indicators are identified. We consider all available information, including the recoverability of the investment, the earnings and near-term prospects of the affiliate, factors related to the industry, conditions of the affiliate, and our ability, if any, to influence the management of the affiliate. We assess fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is considered to be impaired and the decline in value is other than temporary, we record an appropriate write-down. See Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for further discussion.
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
The carrying amounts of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and current related party notes receivable and payable approximate their fair value because of the short-term maturity and highly liquid nature of these instruments. The fair value of our letters of credit is deemed to be the amount of payment guaranteed on our behalf by third-party financial institutions. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of our share-based compensation liabilities, short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as currency, energy and interest rate derivative instruments, swaps, options, and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows. See Note 17 – Fair Value Measurements for further discussion.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits ("ASC 715"). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive loss in shareholder's equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For fiscal 2025 and fiscal 2024, we used March 31 as the measurement date.
We use standard actuarial methods and assumptions to account for our pension and other postretirement benefit plans. Pension and postretirement benefit obligations are actuarially calculated using management's best estimates of the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions related to the employee workforce (compensation increases, health care cost trend rates, expected service period, retirement age, and mortality). Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market value and the straight-line amortization of net actuarial gains and losses and adjustments due to plan amendments, curtailments, and settlements. Net actuarial gains and losses are amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy. See Note 13 – Postretirement Benefit Plans for further discussion.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Costs related to environmental matters are charged to expense. Estimated future incremental operations, maintenance, and management costs directly related to remediation are accrued in the period in which such costs are determined to be probable and estimable. See Note 20 – Commitments and Contingencies for further discussion.
Litigation Contingencies
We accrue for loss contingencies associated with outstanding litigation, claims, and assessments for which management has determined it is probable that a loss contingency exists and the amount of loss can be reasonably estimated. We expense professional fees associated with litigation claims and assessments as incurred. See Note 20 – Commitments and Contingencies for further discussion.
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
We record tax benefits related to uncertain tax positions taken or expected to be taken on a tax return when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, the statute of limitation has expired or the appropriate taxing authority has completed their examination. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized. See Note 19 – Income Taxes for further discussion.
Share-Based Compensation
In accordance with ASC 718, Compensation — Stock Compensation ("ASC 718"), we recognize compensation expense for a share-based award over an employee's requisite service period based on the award's grant date fair value, subject to adjustment. Our share-based awards are settled in cash and are accounted for as liability-based awards. As such, liabilities for awards under these plans are required to be measured at fair value at each reporting date until the date of settlement. See Note 12 – Share-Based Compensation for further discussion.
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
On March 31, 2025, and March 31, 2024, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the consolidated balance sheets were $850 million and $612 million, respectively.

Fiscal 2025
Confirmed obligations outstanding at the beginning of the year	$612
Invoices confirmed during the year	2,606
Confirmed invoices paid during the year	(2,326)
Currency impact	(42)
Confirmed obligations outstanding at the end of the year	$850

Share Split
The Company filed articles of amendment, effective May 24, 2024, to subdivide the Company's 1,100 issued and outstanding common shares into 600,000,000 issued and outstanding common shares. There was no change to the number of authorized shares and the par value to each common share as a result of the articles of amendment.
All shares information included in the Company's balance sheets, statements of shareholder's equity, and the accompanying notes to the consolidated financial statements has been retroactively adjusted to reflect the share split.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards
In September 2022, the Financial Accounting Standards Board (FASB) issued ASU 2022-04, Liabilities—Supplier Finance Programs (Topic 405-50) - Disclosure of Supplier Finance Program Obligations, which requires quantitative and qualitative disclosures about the key terms of supplier finance programs, an annual rollforward of obligations to finance providers, and interim disclosure of obligations as of each reporting period presented. We adopted this guidance effective April 1, 2023, with the exception of the amendment on the annual roll-forward information, which was adopted in our fiscal year beginning on April 1, 2024 and applied prospectively. The adoption of this guidance resulted in enhanced disclosures regarding these programs (see Supplier Finance Programs above) and did not have a material impact on our consolidated financial condition, results of operations, or cash flows.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU effective April 1, 2024, for annual reporting and applied the amendments retrospectively for all periods presented in the financial statements. The adoption of this guidance resulted in enhanced disclosures regarding segment expenses in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information.
We did not adopt any other new accounting pronouncements during fiscal 2025, fiscal 2024, or fiscal 2023 that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment, net includes restructuring costs, impairments or accelerated depreciation of certain long-lived assets, and other related expenses or reversal of expenses. As of March 31, 2025, $8 million of restructuring liability is included in accrued expenses and other current liabilities, while the remainder is within other long–term liabilities in our accompanying consolidated balance sheet.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2022	$2	$3	$1	$7	$—	$13
Restructuring and impairment expenses, net(1)	28	—	(1)	1	5	33
Cash payments	(1)	(2)	—	(1)	—	(4)
Other(2)	(19)	—	—	—	(5)	(24)
Restructuring liability balance as of March 31, 2023	$10	$1	$—	$7	$—	$18
Restructuring and impairment expenses, net(3)	35	2	—	5	—	42
Cash payments	(4)	(1)	—	(4)	—	(9)
Other(2)	(25)	—	—	(2)	—	(27)
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
Restructuring and impairment expenses, net	30	1	17	3	2	53
Cash payments	(9)	(2)	—	(2)	—	(13)
Other(2)	(17)	—	(17)	(1)	(1)	(36)
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
_________________________
(1)Restructuring and impairment expenses, net for fiscal 2023 primarily relate to the shutdown of casting and hot rolling assets at our Richmond plant in North America.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. Other non-cash expenses recorded within restructuring and impairment expenses, net in fiscal 2025, 2024 and fiscal 2023 consisted of impairment charges, accelerated depreciation, and other non-cash expenses of $34 million, $28 million and $23 million, respectively.
(3)Restructuring and impairment expenses, net for fiscal 2024 primarily relate to the shutdown of our Clayton plant in North America.
Restructuring and impairment expenses, net for fiscal 2025 of $53 million consist of $17 million in accelerated depreciation charges and $19 million in employee-related and other restructuring expenses. The amount also includes a non-cash write-off of $17 million of costs previously capitalized.
In March 2024, the Company approved the plan to close the cold rolling and finishing plant in Buckhannon, West Virginia. All operations at this plant ceased in fiscal 2025. In fiscal 2024, the Company recorded $4 million in charges for restructuring activities related to the plant closure consisting primarily of charges for accelerated depreciation. In fiscal 2025, the Company recorded $16 million in accelerated depreciation charges and $5 million in employee-related and other restructuring expenses.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2025 Structural Cost Improvement and Efficiency Plan
To further align with our strategic vision to lead the industry with first-mover investments to drive circularity, as well as in response to the scrap supply and demand imbalances, in fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies. The Company started implementing the structural cost reduction measures through the following actions.
In March 2025, the Company announced several actions aimed at driving footprint efficiencies consisting of shutting down the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant", respectively) in the North America segment and idling one of the two automotive finishing line at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. Subsequently, in April 2025, the Company entered into a non-binding letter of intent with a third party to dispose of the Fairmont plant by sale and the plan to close the facility has been suspended. The Company expects to cease the related operations at the Richmond plant and idle one of the two Changzhou plant automotive finishing lines in fiscal 2026. In the fourth quarter of fiscal 2025, the Company recorded $2 million related to these actions consisting primarily of employee-related restructuring expenses at the Richmond plant in the North America segment, which comprise the restructuring liability recorded for the plan in accrued expenses as of March 31, 2025. In fiscal 2026, the Company expects to recognize total pre-tax charges associated with the actions at the Richmond and the Changzhou plants consisting primarily of charges for accelerated depreciation and employee-related and other restructuring expenses in the range of $50 million to $70 million. The Company also expects to recognize a loss on the sale of the Fairmont plant in the range of $35 million to $45 million in fiscal 2026.
We expect to implement additional actions and incur additional costs in connection with the structural cost improvement and efficiency measures between fiscal 2026 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. ACCOUNTS RECEIVABLE
Accounts receivable, net consists of the following.

	March 31,
in millions	2025	2024
Trade accounts receivable	$1,964	$1,671
Other accounts receivable	116	96
Accounts receivable — third parties	2,080	1,767
Allowance for credit losses — third parties	(7)	(7)
Accounts receivable, net — third parties	$2,073	$1,760

Accounts receivable, net — related parties	$136	$161
Allowance for Credit Losses
As of March 31, 2025 and 2024, our allowance for credit losses represented approximately 0.3% and 0.4% of gross accounts receivable — third parties, respectively.
Activity in the allowance for credit losses is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/(Written-Off)	Balance at End of Period
Fiscal 2025	$7	$—	$—	$7
Fiscal 2024	5	2	—	7
Fiscal 2023	6	—	(1)	5
Factoring of Trade Receivables
We factor trade receivables based on local cash needs and in an attempt to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Factoring expense(1)	$85	$96	$98
_________________________
(1)Factoring expense is included within selling, general and administrative expenses in our accompanying statements of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consists of the following.

	March 31,
in millions	2025	2024
Finished goods	$697	$616
Work in process	1,349	1,158
Raw materials	722	451
Supplies	286	290
Inventories	$3,054	$2,515

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following.

	March 31,
in millions	2025	2024
Land and property rights	$224	$221
Buildings	2,268	2,013
Machinery and equipment(1)	6,697	6,284
Gross property, plant and equipment (excluding construction in progress)	9,189	8,518
Accumulated depreciation and amortization	(4,726)	(4,412)
Property, plant and equipment, net (excluding construction in progress)	4,463	4,106
Construction in progress	2,388	1,635
Property, plant and equipment, net(2)	$6,851	$5,741
_________________________
(1)In addition to equipment under finance leases, machinery and equipment also includes furniture, fixtures, and equipment.
(2)Included in property, plant and equipment, net are $16 million and $25 million of finance leases as of March 31, 2025 and 2024, respectively. This balance of finance leases represents gross finance leases of $42 million, net of accumulated amortization of $26 million, and $46 million, net of accumulated amortization of $21 million, as of March 31, 2025 and 2024, respectively. Of the $42 million and $46 million of gross finance leases as of March 31, 2025 and 2024, $40 million and $45 million were included in machinery and equipment, respectively.
During fiscal 2025, fiscal 2024, and fiscal 2023, we capitalized $60 million, $26 million, and $7 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to property, plant and equipment, net is shown in the table below.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Depreciation expense related to property, plant and equipment, net included in depreciation and amortization	$492	$481	$466
 Asset impairments
Impairment charges are recorded in restructuring and impairment, net on our consolidated statements of operations. There were no impairment charges related to property, plant and equipment in fiscal 2025, fiscal 2024 or fiscal 2023.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment, which is then depreciated over its useful life. As of March 31, 2025, our asset retirement obligations relate to sites, primarily in North America and Europe, that have government imposed or other legal remediation obligations. We had beginning and ending balances of asset retirement obligations in fiscal 2025, fiscal 2024, and fiscal 2023 of $21 million, with no changes related to liabilities incurred, liabilities settled, or accretion expenses. The current portion of our asset retirement obligations is included in accrued expenses and other current liabilities in our consolidated balance sheets, while the long-term portion is included in other long–term liabilities. As of March 31, 2025, $21 million was included in other long–term liabilities.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in the carrying value of goodwill for fiscal 2025 and fiscal 2024 follows.

in millions	North America	Europe	Asia	South America	Total
Carrying value of goodwill at March 31, 2023(1)	$660	$234	$41	$141	$1,076
Foreign currency translation adjustment	—	—	(2)	—	(2)
Carrying value of goodwill at March 31, 2024(1)	660	234	39	141	1,074
Carrying value of goodwill at March 31, 2025(1)	$660	$234	$39	$141	$1,074
_________________________
(1)Carrying value of goodwill at March 31, 2025, 2024, and 2023 is net of accumulated impairment of $860 million for North America, $330 million for Europe, and $150 million for South America.

The components of intangible assets, net are as follows.

	March 31, 2025			March 31, 2024
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$154	$(138)	$16	$152	$(129)	$23
Technology and software	606	(484)	122	563	(450)	113
Customer-related intangible assets	852	(482)	370	851	(444)	407
Other intangibles	5	(4)	1	4	(2)	2
	$1,617	$(1,108)	$509	$1,570	$(1,025)	$545

Amortization expense related to intangible assets, net is as follows.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Amortization expense related to intangible assets included in depreciation and amortization	$83	$73	$74

Estimated total amortization expense related to intangible assets, net for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, or other events.

Fiscal Year Ending March 31,	Amount
2026	$94
2027	79
2028	62
2029	56
2030	55

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. CONSOLIDATION
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

	March 31,
in millions	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4	$4
Accounts receivable, net	9	10
Inventories	129	142
Prepaid expenses and other current assets	8	8
Total current assets	150	164
Property, plant and equipment, net	101	104
Goodwill	12	12
Deferred income tax assets	36	36
Other long–term assets	3	4
Total assets	$302	$320
LIABILITIES
Current liabilities:
Accounts payable	$134	$135
Accrued expenses and other current liabilities	37	34
Total current liabilities	171	169
Accrued postretirement benefits	102	121
Other long–term liabilities	2	2
Total liabilities	$275	$292

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2025, Novelis and Kobe both hold 50% interests in UAL. During fiscal 2025 and fiscal 2024, we made additional contributions to UAL in the amount of $21 million and $30 million, respectively.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium SE. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the assets, liabilities, and equity of our equity method non-consolidated affiliates in the aggregate as of March 31, 2025 and 2024.

	March 31,
in millions	2025	2024
ASSETS
Current assets	$570	$561
Non-current assets	815	825
Total assets	$1,385	$1,386
LIABILITIES
Current liabilities	$276	$292
Non-current liabilities	277	258
Total liabilities	$553	$550
EQUITY
Total equity	$832	$836
Total liabilities and equity	$1,385	$1,386
As of March 31, 2025, the investment in Alunorf exceeded our proportionate share of the net assets by $392 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2025, the investment in UAL exceeded our proportionate share of the net assets by $41 million. The difference primarily relates to goodwill.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations of our equity method non-consolidated affiliates in the aggregate for fiscal 2025, fiscal 2024, and fiscal 2023 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Net sales	$1,568	$1,519	$1,721
Costs and expenses related to net sales	1,531	1,492	1,652
Income tax provision	9	4	21
Net income	$28	$23	$48

Purchase of tolling services from Alunorf	$298	$297	$332
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

	March 31,
in millions	2025	2024
Accounts receivable, net — related parties	$136	$161
Other long–term assets — related parties	3	3
Accounts payable — related parties	275	280
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During fiscal 2025 and fiscal 2024, we recorded net sales of $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. During fiscal 2023, we recorded net sales of less than $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. As of March 31, 2025 and 2024, there were $1 million and $2 million of accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco, respectively.
Return of Capital
We did not pay a return of capital to our common shareholder in fiscal 2025. We paid a return of capital to our common shareholder in the amount of $100 million during the fourth quarter of fiscal 2024 and second quarter of fiscal 2023, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. LEASES
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
The table below presents the classification of leasing assets and liabilities within our consolidated balance sheets.

		March 31,
in millions	Consolidated Balance Sheet Classification	2025	2024
ASSETS
Operating lease right-of-use assets	Other long–term assets	$115	$124
Finance lease assets(1)	Property, plant and equipment, net	16	25
Total lease assets		$131	$149

LIABILITIES
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$21	$23
Finance lease liabilities	Current portion of long–term debt	6	9
Long-term:
Operating lease liabilities	Other long–term liabilities	89	81
Finance lease liabilities	Long–term debt, net of current portion	9	14
Total lease liabilities		$125	$127
_________________________
(1)Finance lease assets are recorded net of accumulated depreciation of $26 million and $21 million as of March 31, 2025 and March 31, 2024, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported within the consolidated statements of operations. Amortization of right-of-use assets and interest on liabilities related to finance leases were $7 million, $9 million and $7 million during fiscal 2025, 2024 and 2023, respectively.

in millions	Income Statement Classification	Fiscal 2025	Fiscal 2024	Fiscal 2023
Operating lease costs(1)	Selling, general and administrative expenses	$70	$59	$61
_________________________
(1)Operating lease costs include short-term leases and variable lease costs.
Future minimum lease payments as of March 31, 2025, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2026	$25	$6
2027	18	4
2028	15	3
2029	14	2
2030	8	1
Thereafter	63	—
Total minimum lease payments	143	16
Less: interest	33	1
Present value of lease liabilities	$110	$15
_________________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial as of March 31, 2025.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial, and we do not have leases signed but not yet commenced as of March 31, 2025.
The following table presents the weighted-average remaining lease term and discount rates.

	March 31,
	2025	2024
Weighted-average remaining lease term
Operating leases	9.5 years	8.6 years
Finance leases	3.6 years	3.4 years
Weighted-average discount rate
Operating leases	5.29%	4.71%
Finance leases	4.61%	4.32%
The following table presents supplemental information on our leases for fiscal 2025, fiscal 2024, and fiscal 2023.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$67	$65	$72
Financing cash flows from finance leases	6	8	8
Leased assets obtained in exchange for new finance lease liabilities	4	11	6
Leased assets obtained in exchange for new operating lease liabilities	22	11	28

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following.

	March 31,
in millions	2025	2024
Accrued compensation and benefits	$266	$254
Accrued interest payable	54	42
Accrued income taxes	48	80
Other current liabilities	298	251
Accrued expenses and other current liabilities	$666	$627

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT
Debt consists of the following.

		March 31, 2025			March 31, 2024
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	6.54%	$348	$—	$348	$759	$—	$759
Floating rate Term Loans, due September 2026		—	—	—	746	(4)	742
Floating rate Term Loans, due March 2028		—	—	—	485	(5)	480
Floating rate Term Loans, due March 2032	6.29%	1,250	(16)	1,234	—	—	—
3.250% Senior Notes, due November 2026	3.250%	750	(3)	747	750	(6)	744
3.375% Senior Notes, due April 2029	3.375%	540	(7)	533	540	(7)	533
4.750% Senior Notes, due January 2030	4.750%	1,600	(15)	1,585	1,600	(18)	1,582
6.875% Senior Notes, due January 2030	6.875%	750	(11)	739	—	—	—
3.875% Senior Notes, due August 2031	3.875%	750	(7)	743	750	(8)	742
China Bank Loans, due August 2027	2.75%	41	—	41	53	—	53
China Loan, due September 2027	2.80%	13	—	13	—	—	—
China Loan, due November 2027	2.70%	21	—	21	—	—	—
China Loan, due December 2027	2.60%	21	—	21	—	—	—
Sierre Loan, due October 2027	0.71%	113	—	113	—	—	—
Finance lease obligations and other debt, due through December 2031(3)	4.61%	15	—	15	23	—	23
Total debt		$6,212	$(59)	$6,153	$5,706	$(48)	$5,658
Less: Short-term borrowings		(348)	—	(348)	(759)	—	(759)
Current portion of long-term debt		(32)	—	(32)	(33)	—	(33)
Long-term debt, net of current portion		$5,832	$(59)	$5,773	$4,914	$(48)	$4,866
_________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2025, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)See Note 9 – Leases for more information.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2025 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2025	Amount
Short-term borrowings and current portion of long-term debt due within one year	$380
2 years	784
3 years	193
4 years	14
5 years	2,903
Thereafter	1,938
Total debt	$6,212
Short-Term Borrowings
As of March 31, 2025, our short-term borrowings totaled $348 million, which consisted of $184 million of borrowings on our ABL Revolver, $150 million in short-term Brazil loans, and $14 million in short-term China loans (CNY 100 million).
The weighted average interest rate on the short-term borrowings was 6.54% and 5.78% as of March 31, 2025 and March 31, 2024, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Secured Credit Facilities
As of March 31, 2025, the senior secured credit facilities consisted of (i) a secured term loan credit facility ("Term Loan Facility") and (ii) a $2.0 billion asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits, and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to incur additional indebtedness; sell certain assets; enter into sale and leaseback transactions; make investments, loans, and advances; pay dividends or returns of capital and distributions beyond certain amounts; engage in mergers, amalgamations, or consolidations; engage in certain transactions with affiliates; and prepay certain indebtedness. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). The senior secured credit facilities are guaranteed by certain of the Company's direct and indirect subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors.
Term Loan Facility
In March 2025, we entered into the Term Loan Facility. The Term Loan Facility provided Novelis with $1.25 billion of commitments, which were borrowed in full (the "2025 Term Loans") and applied to repay in full the indebtedness outstanding under the term loan credit agreement, dated as of January 10, 2017, as amended, (the "Prior Term Loan Facility") satisfying the obligations of the Company and the guarantors under the Prior Term Loan Facility. The Term Loan Facility requires customary mandatory prepayments with excess cash flow, other asset sale proceeds, casualty event proceeds, and proceeds of prohibited indebtedness, all subject to customary reinvestment rights and exceptions. The loans under the Term Loan Facility may be prepaid, in full or in part, at any time at Novelis' election without penalty or premium. The Term Loan Facility allows for additional term loans to be issued in an amount not to exceed (i) the greater of (a) $1.725 billion, and (b) 100% of the Company's consolidated EBITDA for the prior twelve months, plus an amount equal to all voluntary prepayments of the Term Loan Facility and certain other secured indebtedness, plus (ii) an unlimited amount if, after giving effect to such incurrence on a pro forma basis, the senior secured net leverage ratio does not exceed 3.25 to 1.00. The Term Loan Facility also allows for additional term loans to be issued in an amount to refinance loans outstanding under the Term Loan Facility. The lenders under the Term Loan Facility have not committed to provide any such additional term loans.
As of March 31, 2025, we were in compliance with the covenants for our Term Loan Facility.
2025 Term Loans
In March 2025, we borrowed $1.25 billion of term loans. The proceeds of the 2025 Term Loans were used to repay $741 million and $481 million of the previously-issued term loans due September 2026 (the "2023 Term Loans") and March 2028 (the "2021 Term Loans"), respectively, with remaining balance for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $16 million for the 2025 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2025 Term Loans mature on March 11, 2032, are subject to 0.25% quarterly amortization payments and accrue interest at three-month Term SOFR, as applicable, plus 2.00%, payable at the end of each three-month interest period.
2023 Term Loans
In September 2023, Novelis amended the Prior Term Loan Facility and borrowed $750 million of term loans (the "2023 Term Loans"). The proceeds of the 2023 Term Loan were used to repay the previously-issued term loans due January 2025 (the "2020 Term Loans"). The 2023 Term Loans had a maturity date of September 25, 2026, were subject to 0.25% quarterly amortization payments and accrued interest at SOFR plus 1.65%.
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
During fiscal 2025, we made $741 million in principal payments beyond our scheduled quarterly amortization payments to fully repay out 2023 Term Loans, using the proceeds of our 2025 Term Loans, as defined above.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2021 Term Loans
In March 2021, we borrowed $480 million of term loans due March 2028 (the "2021 Term Loans") under the Prior Term Loan Facility, with an additional $20 million being borrowed under the 2021 Term Loans in April 2021. The 2021 Term Loans had a maturity date of March 31, 2028 and were subject to 0.25% quarterly amortization payments. From April 2020 to immediately prior to the interest period commencing June 30, 2023, the 2021 Term Loans accrued interest at LIBOR plus 2.00%. Beginning with the interest period commencing June 30, 2023, the 2021 Term Loans accrued interest at SOFR plus a 0.15% credit spread adjustment plus a spread of 2.00%. The proceeds of the 2021 Term Loans were applied to repay a portion of the 2017 Term Loans.
During fiscal 2025, we made $481 million in principal payments beyond our scheduled quarterly amortization payments to fully repay our 2021 Term Loans, using the proceeds of our 2025 Term Loans, as defined above.
ABL Revolver
As of March 31, 2025, the commitments under our senior secured ABL Revolver are $2.0 billion.
The ABL Revolver facility's limit on committed letters of credit under the facility is $275 million. The commitment under the ABL Revolver is $2.0 billion and the maturity date of the ABL Revolver until August 18, 2027. New borrowings under the ABL Revolver facility incur interest at Term SOFR, EURIBOR, SONIA or SARON, as applicable based on the currency of the loan, plus a spread of 1.10% to 1.60% based on excess availability. The ABL Revolver facility also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greatest of one month Term SOFR plus 1.00%, a prime rate or an adjusted federal funds rate) plus a prime spread of 0.10% to 0.60% based on excess availability.
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
In March 2025, the Company amended the ABL Revolver facility in connection with the Term Loan Facility entered into in March 2025. The amendment made certain changes to the ABL Revolver that give the Company additional flexibility to operate its business and enter into various transactions and releases the Company’s parent, AV Minerals (Netherlands) N.V. form the restrictions under the ABL Revolver, as similarly contemplated by the Term Loan Facility.
As of March 31, 2025, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2025, we had $184 million in borrowings under our ABL Revolver. We utilized $58 million of our ABL Revolver for letters of credit. We had availability of $1.6 billion on the ABL Revolver, including $217 million of remaining availability which can be utilized for letters of credit.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Senior Notes
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to incur additional debt and provide additional guarantees; pay dividends or return capital beyond certain amounts and make other restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sales of assets and subsidiary stock; create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable; engage in certain transactions with affiliates; enter into sale and leaseback transactions; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, certain of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.250% Senior Notes due November 2026, through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.750% Senior Notes due January 2030, through August 2026 for the 3.875% Senior Notes due August 2031, and through January 2027 for the 6.875% Senior Notes due January 2030.
As of March 31, 2025, we were in compliance with the covenants for our Senior Notes.
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
4.750% 2030 Senior Notes
In January 2020, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $1.6 billion in aggregate principal amount of 4.750% Senior Notes due January 2030 (the "4.750% 2030 Senior Notes"). The 4.750% 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030.
6.875% 2030 Senior Notes
In January 2025, Novelis Corporation, an indirect wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of 6.875% Senior Notes due January 2030 (the "6.875% 2030 Senior Notes"). The 6.875% 2030 Senior Notes are subject to semi-annual interest payments and mature on January 30, 2030. The net proceeds of the offering were used to repay $738 million of outstanding borrowings under the Company's ABL Revolver facility, with the remaining balance allocated for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $12 million for the 6.875% 2030 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.

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
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of March 31, 2025, we had $41 million (CNY 300 million) of borrowings on our China bank loans.
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
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of March 31, 2025, we had $13 million (CNY 100 million) of borrowings on our loan.
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of March 31, 2025, we had $21 million (CNY 150 million) of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of March 31, 2025, we had $21 million (CNY 150 million) of borrowings on our loan.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of March 31, 2025, we had $113 million (CHF 100 million) of borrowings on our loan.
Loss on Extinguishment of Debt, Net
During fiscal 2023 we did not incur any loss on extinguishment of debt, net.
During fiscal 2024, we incurred $5 million in loss on extinguishment of debt, net, primarily related to the partial extinguishment of the 2020 Term Loans.
During fiscal 2025, we incurred $7 million in loss on extinguishment of debt, net, primarily related to the repayment of the 2023 Term Loans and the 2021 Term Loans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
12. SHARE-BASED COMPENSATION
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
Total compensation expense related to Hindalco SARs and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for the fiscal years ending March 31, 2026, 2027, and 2028 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs has been recorded.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Total compensation expense	$39	$29	$15
The table below shows the RSUs activity for fiscal 2025.

	Number of RSUs	Grant Date Fair Value (in INR)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2024	6,061,558	411.21	$43
Granted	1,714,753	681.40	14
Exercised	(1,739,804)	406.51	15
Forfeited/Cancelled	(206,799)	465.81	—
RSUs outstanding as of March 31, 2025	5,829,708	490.15	50
During fiscal 2024, we granted 1,975,035 RSUs with a grant date fair value of INR 417.90, and the aggregate intrinsic value of RSUs exercised was $13 million.
During fiscal 2023, we granted 4,426,815 RSUs with a grant date fair value of INR 411.08, and the aggregate intrinsic value of RSUs exercised was $15 million.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Total cash payments made to settle RSUs were $15 million, $13 million, and $15 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
As of March 31, 2025, unrecognized compensation expense related to the RSUs was $12 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.
The table below shows Hindalco SARs activity for fiscal 2025.

	Number of Hindalco SARs	Weighted Average Exercise Price (in INR)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
Hindalco SARs outstanding as of March 31, 2024	6,778,329	405.50	5.3	$13
Granted	1,451,753	684.10	6.3	—
Exercised	(3,152,929)	400.11	—	12
Forfeited/Cancelled	(162,551)	441.18	—	—
Hindalco SARs outstanding as of March 31, 2025	4,914,602	490.07	5.2	12
Hindalco SARs exercisable as of March 31, 2025	1,103,304	397.67	4.1	4
During fiscal 2024, we granted 2,620,019 Hindalco SARs with a grant date fair value of INR 417.90, and the aggregate intrinsic value of Hindalco SARs exercised was $5 million.
During fiscal 2023, we granted 2,393,378 Hindalco SARs with a grant date fair value of INR 411.10, and the aggregate intrinsic value of Hindalco SARs exercised was $8 million.
The cash payments made to settle Hindalco SAR liabilities were $12 million, $5 million, and $8 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
As of March 31, 2025, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million that are expected to be recognized over a weighted average period of 1.2 years.
The fair value of each unvested Hindalco SAR was estimated using the following assumptions.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Risk-free interest rate	6.61%-6.71%	6.95%-7.15%	3.11%-7.24%
Dividend yield	0.50%	0.54%	1.03%
Volatility	29%-40%	26%-43%	32%-47%
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
During fiscal 2025 and 2024, Novelis offered lump sum payouts to retiring participants in the Voreppe, TFR, and Pensions Kasse Sierre plans as required under those countries' laws, as well as to some other participants with special circumstances. Lump sum payouts to plan participants totaled approximately $9 million and $8 million, respectively. Novelis remeasured the plan's assets and obligations as of March 31, 2025 and 2024, as these activities occurred throughout each fiscal year. As a result of these transactions, settlement losses of $1 million were recorded during each of fiscal 2025 and 2024.
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
We contributed the following amounts to all plans.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Funded pension plans	$39	$30	$22
Unfunded pension plans	17	17	15
Savings and defined contribution pension plans	62	59	54
Total contributions	$118	$106	$91
During fiscal 2026, we expect to contribute $24 million to our funded pension plans, $18 million to our unfunded pension plans, and $63 million to our savings and defined contribution pension plans.
Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Amounts Recognized in Financial Statements
The increases in the discount rates of pension benefit plans in fiscal 2025, as compared to fiscal 2024, was the primary driver of actuarial losses in fiscal 2025.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the change in benefit obligation, change in fair value of plan assets, and the funded status for pension and other benefits.

	Pension Benefit Plans		Other Benefit Plans
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2025	Fiscal 2024
Benefit obligation at beginning of period	$1,719	$1,705	$125	$128
Service cost	23	23	3	3
Interest cost	78	76	7	7
Members' contributions	6	6	—	—
Benefits paid	(92)	(93)	(8)	(9)
Amendments	(5)	—	—	—
Curtailments, settlements and special termination benefits	(9)	(10)	—	—
Actuarial (gains) losses	(31)	15	(3)	(4)
Other	(4)	(4)	—	—
Currency losses (gains)	—	1	(2)	—
Benefit obligation at end of period	$1,685	$1,719	$122	$125

Benefit obligation of funded plans	$1,369	$1,386	$—	$—
Benefit obligation of unfunded plans	316	333	122	125
Benefit obligation at end of period	$1,685	$1,719	$122	$125

	Pension Benefit Plans
in millions	Fiscal 2025	Fiscal 2024
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,276	$1,275
Actual return on plan assets	24	52
Members' contributions	6	6
Benefits paid	(93)	(93)
Company contributions	56	47
Settlements	(9)	(12)
Other	(3)	(4)
Currency gains	—	5
Fair value of plan assets at end of period	$1,257	$1,276

	March 31,
	2025		2024
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Assets less the benefit obligation of funded plans	$(112)	$—	$(110)	$—
Benefit obligation of unfunded plans	(316)	(122)	(333)	(125)
Total net plan liabilities	$(428)	$(122)	$(443)	$(125)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$11	$—	$15	$—
Accrued expenses and other current liabilities	(19)	(8)	(16)	(8)
Accrued postretirement benefits	(420)	(114)	(442)	(117)
Total net plan liabilities	$(428)	$(122)	$(443)	$(125)

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

	March 31,
	2025		2024
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial (losses) gains	$(46)	$37	$(27)	$37
Prior service credit	12	31	9	35
Total postretirement amounts recognized in accumulated other comprehensive loss	$(34)	$68	$(18)	$72
The postretirement changes recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and include the impact related to our equity method investments.

	March 31,
	2025		2024
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in accumulated other comprehensive loss	$(18)	$72	$34	$74
Curtailments, settlements, and special termination benefits	1	—	—	—
Net actuarial (losses) gains	(20)	3	(46)	4
Prior service cost	5	—	—	—
Amortization of:
Prior service credit	(2)	(4)	(1)	(3)
Actuarial losses (gains)	1	(3)	(5)	(3)
Effect of currency exchange	(1)	—	—	—
Total postretirement amounts recognized in accumulated other comprehensive loss	$(34)	$68	$(18)	$72
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets are presented in the table below.

	March 31,
in millions	2025	2024
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,685	$1,719
Accumulated benefit obligation	1,615	1,654
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,591	$1,627
Fair value of plan assets	1,152	1,169
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,520	$1,516
Fair value of plan assets	1,141	1,112
Pension plans with projected benefit obligations less than plan assets:
Projected benefit obligation	$94	$92
Fair value of plan assets	105	107

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Future Benefit Payments
Expected benefit payments to be made during the next 10 fiscal years are listed in the table below (in millions).

Fiscal Year Ending March 31,	Pension Benefit Plans	Other Benefit Plans
2026	$109	$8
2027	116	9
2028	114	9
2029	117	9
2030	118	10
2031 through 2035	572	58
Total	$1,146	$103
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025	Fiscal 2024	Fiscal 2023
Service cost	$23	$23	$26	$3	$3	$4
Interest cost	78	76	61	7	7	6
Expected return on assets	(80)	(77)	(72)	—	—	—
Amortization — losses (gains), net (gains (losses), net)	3	(1)	9	(3)	(3)	(2)
Amortization — prior service credit	(2)	(2)	(2)	(4)	(3)	(4)
Settlement/curtailment (gain) loss	1	—	—	—	—	—
Net periodic benefit cost(1)	23	19	22	3	4	4
Proportionate share of non-consolidated affiliates' pension costs	4	4	7	—	—	—
Total net periodic benefit cost recognized	$27	$23	$29	$3	$4	$4
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

	Pension Benefit Plans			Other Benefit Plans
	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025	Fiscal 2024	Fiscal 2023
Weighted average assumptions used to determine benefit obligations
Discount rate	4.5%	4.4%	4.5%	5.8%	5.7%	5.5%
Average compensation growth	3.0	3.0	3.1	3.0	3.0	3.0
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.4%	4.5%	3.1%	5.7%	5.5%	4.0%
Average compensation growth	3.0	3.1	3.1	3.0	3.0	3.0
Expected return on plan assets	6.3	6.1	4.8	—	—	—
Cash balance interest crediting rate	1.6	2.2	1.4	—	—	—
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term. The expected long-term rate of return on plan assets is 6.5% in fiscal 2026.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S., the U.K., and Brazil, for which we paid $8 million, $9 million, and $6 million in fiscal 2025, 2024, and 2023, respectively. The assumed health care cost trend used for measurement purposes is 7.2% for fiscal 2026, decreasing gradually to 5.1% in 2034 and remaining at that level thereafter.
In addition, we provide post-employment benefits, including disability, early retirement, and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712. As of March 31, 2025, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $3 million and $3 million, respectively, for these benefits. Comparatively, as of March 31, 2024, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $4 million and $3 million, respectively, for these benefits.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2025	2024
Equity	10-50%	29%	29%
Fixed income	15-89%	53%	53%
Real estate	3-25%	7%	7%
Other	1-100%	11%	11%
Fair Value of Plan Assets
The following pension plan assets are measured and recognized at fair value on a recurring basis. See Note 17 – Fair Value Measurements for a description of the fair value hierarchy. The U.S. and Canadian pension plan assets are invested exclusively in commingled funds and measured at net asset value, and the U.K., Switzerland, and South Korea pension plan assets are invested in both direct investments (Levels 1 and 2) and commingled funds (Level 2).
Pension Plan Assets

	March 31, 2025				March 31, 2024
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	$86	$54	$—	$140	$92	$55	$—	$147
Cash and cash equivalents	3	—	—	3	4	—	—	4
Other	6	1	—	7	4	1	—	5
Investments measured at net asset value(1)	—	—	—	1,107	—	—	—	1,120
Total	$95	$55	$—	$1,257	$100	$56	$—	$1,276
_________________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying consolidated statements of operations.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(23)	$3	$(33)
Losses recognized on balance sheet remeasurement currency exchange contracts, net	30	7	54
Currency losses, net	$7	$10	$21

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2025 and 2024.

	March 31, 2025
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$89	$4	$(5)	$—	$88
Currency exchange contracts	6	—	(27)	(1)	(22)
Energy contracts	6	—	(1)	—	5
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$106	$4	$(33)	$(6)	$71
Derivatives not designated as hedging instruments:
Metal contracts	$58	$1	$(56)	$(1)	$2
Currency exchange contracts	12	—	(17)	—	(5)
Energy contracts	—	—	—	—	—
Total derivatives not designated as hedging instruments	$70	$1	$(73)	$(1)	$(3)
Total derivative fair value	$176	$5	$(106)	$(7)	$68

	March 31, 2024
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$3	$—	$(56)	$(2)	$(55)
Currency exchange contracts	4	1	(13)	—	(8)
Energy contracts	1	—	(4)	—	(3)
Interest rate swap contracts	—	—	—	(2)	(2)
Total derivatives designated as hedging instruments	$8	$1	$(73)	$(4)	$(68)
Derivatives not designated as hedging instruments:
Metal contracts	$30	$—	$(53)	$(1)	$(24)
Currency exchange contracts	6	—	(17)	—	(11)
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$37	$—	$(71)	$(1)	$(35)
Total derivative fair value	$45	$1	$(144)	$(5)	$(103)
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as local market premiums forward contracts. As of March 31, 2025 and March 31, 2024, the fair value of these contracts represented a liability of $8 million and a liability of $6 million, respectively. These contracts are undesignated, with an average duration of less than one year.
The following table summarizes our notional amount.

	March 31,
in kt	2025	2024
Hedge type
Purchase (sale)
Cash flow sales	(847)	(755)
Not designated	(135)	(306)
Total, net	(982)	(1,061)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion and $1.0 billion in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2025 and 2024, respectively.
During the current fiscal year, we entered into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive income (loss) under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other (income) expenses, net. We had a total notional amount of $261 million in outstanding foreign currency forwards designated as net investment hedges as of March 31, 2025.
As of March 31, 2025, and 2024, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first quarter of fiscal 2026 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of March 31, 2025, and March 31, 2024, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional of 5 million MMBtu designated as cash flow hedges as of March 31, 2025, and the fair value was an asset of $5 million. There was a notional of 7 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of $3 million. As of March 31, 2025 and 2024, we had notionals of less than 1 million MMBtu of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2025, and 2024 was an asset and a liability, respectively, of less than $1 million. The average duration of these contracts is less than one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. We had a notional of 7 million gallons designated as cash flow hedges as of March 31, 2025, and the fair value was a liability of less than $1 million. There was a notional of 6 million gallons designated as cash flow hedges as of March 31, 2024, and the fair value was a liability of less than $1 million. As of March 31, 2025, and 2024 we had notional of less than 1 million MT of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2025 and 2024, was an asset of less than $1 million. The average duration of all diesel fuel forward purchase contracts is less than one year in length.
(Gain) Loss Recognition
The following table summarizes the (gains) losses associated with the change in fair value of derivative instruments not designated as hedges and the excluded portion of designated derivatives recognized in other expenses (income), net. (Gains) losses recognized in other line items in the consolidated statement of operations are separately disclosed within this footnote.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Derivative instruments not designated as hedges
Metal contracts	$40	$(42)	$63
Currency exchange contracts	30	8	58
Energy contracts(1)	3	(2)	(3)
Loss (gain) recognized in other expenses (income), net	$73	$(36)	$118

Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(2)	$(3)	$(1)	$(4)
Total loss (gain) recognized in other expenses (income), net	$70	$(37)	$114

Losses recognized on balance sheet remeasurement currency exchange contracts, net	$30	$7	$54
Realized losses (gains), net	97	(80)	83
Unrealized (gains) losses on other derivative instruments, net	(57)	36	(23)
Total loss (gain) recognized in other expenses (income), net	$70	$(37)	$114
_________________________
(1)Includes amounts related to diesel and natural gas swaps not designated as hedges.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $57 million of gains from accumulated other comprehensive loss to earnings, before taxes. As of March 31, 2025, the amount excluded from effectiveness testing recognized in earnings based on changes in fair value was $4 million.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)			Amount of Gain (Loss) Recognized in Other expenses (income), net (Ineffective and Excluded Portion)
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash flow hedging derivatives
Metal contracts	$(48)	$119	$951	$—	$—	$—
Currency exchange contracts	(77)	(12)	(55)	—	1	4
Energy contracts	4	(8)	(2)	—	—	—
Interest rate swap contracts	(1)	—	—	—	—	—
Total cash flow hedging derivatives	(122)	99	894	—	1	4
Net investment derivatives
Currency exchange contracts	1	—	—	4	—	—
Total	$(121)	$99	$894	$4	$1	$4
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Cash flow hedging derivatives
Energy contracts(1)	$(8)	$(5)	$32	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(1)	5	—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(185)	181	332	Net sales
Currency exchange contracts	(9)	17	18	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	—	1	Selling, general and administrative expenses
Currency exchange contracts	(21)	(19)	(57)	Net sales
Currency exchange contracts	(3)	(3)	(5)	Depreciation and amortization
Interest rate swap contracts	2	2	—	Interest expense and amortization of debt issuance costs
Total	(225)	178	321	Income from continuing operations before income tax provision
	58	(47)	(76)	Income tax provision
	$(167)	$131	$245	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended March 31, 2025, and 2024.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2022	$(166)	$(435)	$(19)	$(620)
Other comprehensive (loss) income before reclassifications	(127)	675	79	627
Amounts reclassified from accumulated other comprehensive loss, net	—	(245)	—	(245)
Net current-period other comprehensive (loss) income	(127)	430	79	382
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(47)	74	(33)	(6)
Amounts reclassified from accumulated other comprehensive loss, net	—	(131)	(6)	(137)
Net current-period other comprehensive loss	(47)	(57)	(39)	(143)
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(38)	(89)	(14)	(141)
Amounts reclassified from accumulated other comprehensive loss, net	—	167	(3)	164
Net current-period other comprehensive (loss) income	(38)	78	(17)	23
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
_________________________
(1)For additional information on our cash flow hedges, see Note 15 – Financial Instruments and Commodity Contracts.
(2)For additional information on our postretirement benefit plans, see Note 13 – Postretirement Benefit Plans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2025 and March 31, 2024, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2025, and March 31, 2024. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2025		2024
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$152	$(62)	$33	$(112)
Currency exchange contracts	23	(45)	11	(30)
Energy contracts	6	(1)	2	(5)
Interest rate swap contracts	—	(5)	—	(2)
Total level 2 instruments	$181	$(113)	$46	$(149)
Netting adjustment(1)	(59)	59	(32)	32
Total net	$122	$(54)	$14	$(117)
_________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
In connection with the Aleris acquisition, which closed in April 2020, we were obligated to divest Aleris' European and North American automotive assets as a result of the antitrust review process. In the second quarter of fiscal 2021, we closed on the sale of Duffel to ALVANCE. Upon closing, we recorded a receivable for contingent consideration as a result of the sale at a fair value of €93 million ($109 million) measured based on the anticipated outcome, timeline of arbitration of greater than one year, and a discount rate of 5%. During the first quarter of fiscal 2022, Novelis marked all outstanding receivables related to the sale of Duffel to an estimated fair value of €45 million ($53 million), which resulted in a loss of €51 million ($61 million) recorded in loss from discontinued operations, net of tax. In December 2022, the Company reached an agreement with the current owner of Duffel, where the outstanding contingent consideration receivable was settled in exchange for €5 million ($5 million) in cash and a note receivable in the amount of €40 million ($41 million). The note bears interest at the annual rate of 5% and matures on December 31, 2027, with interest and €0.2 million of principle payable semi-annually and the remainder of the principal payable at maturity. The note receivable is not carried at fair value, but we will continue to assess its collectibility on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.
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

	March 31,
	2025		2024
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$3	$3	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	5,790	5,652	4,876	4,649

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
18. OTHER (INCOME) EXPENSES, NET
Other expenses (income), net consists of the following.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Sierre flood
Fixed asset charges	$30	$—	$—
Inventory charges	12	—	—
Idle fixed costs(1)	20	—	—
Repairs and clean-up costs	37	—	—
Excess costs to fulfill customer contracts(2)	35	—	—
Property insurance recoveries	(34)	—	—
Other	5	—	—
Sierre flood losses, net of recoveries	105	—	—
Sierre business interruption insurance recoveries	(30)	—	—
Currency losses, net(3)	7	10	21
Unrealized (gains) losses on change in fair value of derivative instruments, net(4)	(57)	36	(23)
Realized losses (gains) on change in fair value of derivative instruments, net(4)	97	(80)	83
Loss on sale or disposal of assets, net	4	6	1
Loss on Brazilian tax litigation, net	—	—	1
Interest income	(23)	(23)	(20)
Non-operating net periodic benefit cost(5)	—	(3)	(4)
Other, net(6)	31	32	20
Other expenses (income), net	$134	$(22)	$79
_________________________
(1)Idle fixed costs consist primarily of employment costs incurred during the period in which operations at the Sierre plant were halted.
(2)Excess costs to fulfill customer contracts consist of freight and related costs incurred to reroute material to fulfill customer contracts.
(3)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 14 – Currency Losses (Gains) and Note 15 – Financial Instruments and Commodity Contracts for further details.
(4)See Note 15 – Financial Instruments and Commodity Contracts for further details.
(5)Represents net periodic benefit cost, exclusive of service cost, for the Company's pension and other post-retirement benefit plans. For further details, refer to Note 13 – Postretirement Benefit Plans.
(6)Other, net for fiscal 2025, includes $15 million in federal contributions levied in Brazil on remittances of royalties and services to non-residents made by corporate tax payers, which amounted to $11 million and $13 million in fiscal 2024 and fiscal 2023, respectively. Additionally, other, net in fiscal 2025 includes $10 million related to transaction costs for the postponed initial public offering and in fiscal 2023 includes $10 million from the release of certain accrued expenses.
On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated. However, water entered the plant premises and plant operations were halted for several weeks. Plant operations have since fully resumed. However, as a result of this event, the Company incurred costs during fiscal 2025 resulting from the shut down of the facility and efforts to restore operations, including fixed asset charges of $30 million, inventory charges of $12 million, idle fixed costs of $20 million, repairs and clean-up costs of $37 million, excess costs to fulfill customer contracts of $35 million, and other costs of $5 million. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During fiscal 2025, Novelis recognized property insurance recoveries of $34 million and business interruption insurance recoveries of $30 million, which are recognized within Other (income) expenses, net. We may recognize additional insurance recoveries related to the impact of the Sierre flood in future periods when insurance proceeds are realizable.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. INCOME TAXES
We are subject to Canadian and U.S. federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our income from continuing operations before income tax provision (and after removing our equity in net income of non-consolidated affiliates) are as follows.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Domestic (Canada)	$92	$73	$61
Foreign (all other countries)	747	741	729
Pre-tax income before equity in net income of non-consolidated affiliates	$839	$814	$790
The components of our income tax provision are as follows.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Current provision:
Domestic (Canada)	$26	$15	$3
Foreign (all other countries)	160	183	189
Total current	$186	$198	$192
Deferred provision:
Domestic (Canada)	$(61)	$13	$9
Foreign (all other countries)	34	7	(54)
Total deferred	$(27)	$20	$(45)
Income tax provision	$159	$218	$147
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

in millions, except percentages	Fiscal 2025	Fiscal 2024	Fiscal 2023
Pre-tax income before equity in net income of non-consolidated affiliates	$839	$814	$790
Canadian statutory tax rate	25%	25%	25%
Provision at the Canadian statutory rate	$210	$204	$198
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	17	5	9
Exchange remeasurement of deferred income taxes	(7)	1	(4)
Change in valuation allowances	(55)	12	(36)
Tax credits	(35)	(36)	(36)
Expense (income) items not subject to tax	9	(9)	(13)
State tax expense, net	(1)	(2)	3
Enacted tax rate changes	—	1	3
Tax rate differences on foreign earnings	48	36	19
Uncertain tax positions	(24)	19	3
Prior year adjustments	(7)	(18)	(13)
Income tax settlements	7	—	—
Non-deductible expenses and other, net	(3)	5	14
Income tax provision	$159	$218	$147
Effective tax rate	19%	27%	19%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate for fiscal 2025 primarily due to the following factors: the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances; the availability of tax credits; and the reversal of uncertain tax positions.
On December 29, 2023, Brazil enacted legislation, effective as of January 1, 2024, that provides that certain tax incentives in Brazil are now subject to corporate income tax and social contribution on gross revenue. Consequently, the company did not consider the deduction of tax incentives for purposes of determining income tax in the fourth quarter of fiscal 2024. The company recorded an income tax deduction for incentives of $13 million and $15 million in fiscal 2024 and 2023, respectively.
We earn tax credits in a number of the jurisdictions in which we operate. These are primarily composed of foreign tax credits in Canada of $18 million, empire zone credits in New York of $3 million, and R&D credits in the U.S. of $10 million. The impact on our income tax provision of credits during fiscal 2025 was a benefit of $35 million. However, legislation enacted in New York state on March 31, 2014, established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $3 million.
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
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2025	2024
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$347	$365
Tax losses/benefit carryforwards, net	787	847
Depreciation and amortization	91	102
Other assets	38	38
Total deferred income tax assets	1,263	1,352
Less: valuation allowance	(628)	(696)
Net deferred income tax assets	$635	$656

Deferred income tax liabilities:
Depreciation and amortization	$478	$542
Inventory valuation reserves	163	130
Monetary exchange gains, net	25	24
Other liabilities	76	70
Total deferred income tax liabilities	$742	$766
Net deferred income tax liabilities	$107	$110

ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $628 million and $696 million were necessary as of March 31, 2025, and 2024, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances.

in millions	Balance at Beginning of Period	Deductions	Additions	Balance at End of Period
Fiscal 2025	$696	(88)	$20	$628
Fiscal 2024	711	(28)	13	696
Fiscal 2023	763	(57)	5	711

During fiscal 2025, after considering all available evidence, we released a portion of the Canadian valuation allowance based on current results and the expectation of future profitability as a result of term loan refinancing which decreased interest expense in Canada, resulting in an income tax benefit of $74 million. Also during fiscal 2025, after considering all available evidence, we recorded a valuation allowance for Italy based on current results and the expectation of future losses, resulting in an income tax expense of $10 million. During fiscal 2023, after considering all available evidence, we released a full valuation allowance on temporary items and tax attributes of legacy Aleris US entities in certain separate filer states and unitary filer states that require combined or separate reporting, resulting in an income tax benefit of $10 million. Positive evidence included a recent history of three-year cumulative earnings as of March 31, 2023, and forecasted taxable earnings based on operations. We also released a full valuation allowance on temporary items and tax attributes of Aleris Aluminum (Zhenjiang) Co. Ltd. based on current results and the expectation of future profitability, resulting in an income tax benefit of $29 million.
It is reasonably possible that our estimates of future taxable income may change within the next 12 months, resulting in a change to the valuation allowance in one or more jurisdictions.
As of March 31, 2025, we had net operating loss carryforwards of approximately $635 million (tax effected) and tax credit carryforwards of $152 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2023. As of March 31, 2025, valuation allowances of $431 million, $102 million and $95 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, and Italy.
As of March 31, 2024, we had net operating loss carryforwards of approximately $683 million (tax effected) and tax credit carryforwards of $164 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2024, with some amounts being carried forward indefinitely. As of March 31, 2024, valuation allowances of $485 million, $115 million, and $96 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, China, and Italy.
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2025, we had cumulative earnings of approximately $4 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our valuation allowance position of $414 million in Canada, in excess of $308 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $13 million of tax credits, and other deferred tax assets of $93 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2025, and 2024, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $68 million and $80 million, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Tax authorities continue to examine certain other of our tax filings for the fiscal year ended March 31, 2005, and the fiscal years ended March 31, 2013, through March 31, 2020. Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are expected to decrease in the next 12 months as a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in income tax provision on our consolidated statements of operations. As of March 31, 2025, 2024, and 2023, we accrued for interest and penalties of $7 million, $9 million, and $9 million, respectively. During fiscal 2025, we recognized tax benefit of $2 million related to changes in accrued interest and penalties. During fiscal 2024 and fiscal 2023, we had no tax expense or benefit related to changes in accrued interest and penalties. The main driver of the benefit realized in fiscal 2025 was the release of a number of uncertain tax positions due to settlements and statute expirations.
The following table summarizes the changes in unrecognized tax benefits.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beginning balance of unrecognized tax benefits	$80	$73	$71
Additions based on tax positions related to the current period	5	9	7
Additions based on tax positions of prior years(1)	6	12	28
Reductions based on tax positions of prior years (2)	(17)	(4)	(32)
Settlements (3)	(6)	(10)	—
Foreign exchange	—	—	(1)
Ending Balance of unrecognized tax benefits	$68	$80	$73
_________________________
(1)Additions based on tax positions of prior years in fiscal year 2023 includes $19 million for Novelis Germany.
(2)Reductions based on tax positions of prior years in fiscal 2025 includes $12 million for Novelis Germany as a result of tax assessments for fiscal 2014 through fiscal 2016 audit and corresponding appeals and mutual agreement procedures filed. Reductions based on tax positions of prior years in fiscal 2023 includes $24 million for positions of Aleris Germany for years prior to the acquisition of Aleris.
(3)Settlements in fiscal 2025 includes $3 million for Germany as a result of tax assessments for fiscal 2013 through 2016 audit. Settlements in fiscal 2024 includes $10 million principal reduction for Aleris Germany as a result of audit settlements for years prior to the acquisition of Aleris.
Income Taxes Payable
Our accompanying consolidated balance sheets include income taxes payable, net of $64 million and $131 million as of March 31, 2025, and 2024, respectively. Of these amounts, $48 million and $80 million are reflected in accrued expenses and other current liabilities as of March 31, 2025, and 2024, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
20. COMMITMENTS AND CONTINGENCIES
We are party to, and may in the future be involved in or subject to, disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $71 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment, and therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
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
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2025, were $38 million, of which $19 million was related to undiscounted clean-up costs, $15 million was associated with an increase in environmental reserves, and $4 million was associated with restructuring actions. As of March 31, 2025, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets. As of March 31, 2024, we reported $38 million of total environmental liabilities in our consolidated balance sheet.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Brazil Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for disputes and claims were $34 million and $40 million as of March 31, 2025, and March 31, 2024, respectively. As of March 31, 2025, the $34 million is included in other long–term liabilities in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the consolidated statements of operations.
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
In order to qualify for these credits, the Company is required to compile and present verifiable support validating the credits. During fiscal 2022, Novelis applied for and received official authorization from The Special Department of Federal Revenue of Brazil ("Receita Federal") to use the PIS and COFINS credits related to certain periods. Novelis was able to utilize a majority of these credits to offset taxes to be paid in fiscal 2022 and utilized the remaining credits in fiscal 2023.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
North America. Headquartered in Atlanta, Georgia, this segment operates 15 plants, including seven with recycling operations, in two countries.
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
Our chief operating decision maker is the chief executive officer. The chief operating decision maker uses Adjusted EBITDA to assess the performance of each segment by comparing the results of each segment against its plan and forecast and in developing segment budgeting and forecasting, making decisions about allocating capital and personnel to the segments, and determining the compensation of employees. Additionally, the chief operating decision maker uses Adjusted EBITDA as a basis for evaluating which capital projects to undertake.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$7,030	$4,575	$2,492	$2,624	$16,721
Net sales – intersegment	3	31	555	59	648
Total net sales	$7,033	$4,606	$3,047	$2,683	$17,369

Reconciliation of net sales
Other revenues(1)					$428
Elimination of intersegment net sales					(648)
Consolidated net sales					$17,149

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$6,020	$4,057	$2,559	$2,058
Selling, general and administrative expenses	297	196	110	98
Other segment items(2)	76	47	31	23
Adjusted EBITDA	$640	$306	$347	$504
_________________________
(1)Other revenues related to amounts to reconcile proportional consolidation of sales attributable to our Logan joint venture partner, Tri-Arrows. As described above, the Logan joint venture is consolidated 100% for U.S. GAAP purposes but managed on a proportionally consolidated basis.
(2)Other segment items for all segments are primarily comprised of realized (gain)/loss on derivatives and R&D expense.

in millions
Selected Operating Results Fiscal 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other(1)	Total
Depreciation and amortization	$231	$173	$94	$88	$586	$(11)	$575
Income tax provision (benefit)	4	28	55	99	186	(27)	159
Capital expenditures	1,341	217	105	70	1,733	(44)	1,689

March 31, 2025
Investment in and advances to non–consolidated affiliates	$—	$542	$370	$—	$912	$—	$912
Total assets	6,638	4,303	2,163	2,155	15,259	1,256	16,515

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in millions
Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$6,717	$4,359	$2,345	$2,351	$15,772
Net sales – intersegment	—	67	265	110	442
Total net sales	$6,717	$4,426	$2,610	$2,461	$16,214

Reconciliation of net sales
Other revenues(1)					$438
Elimination of intersegment net sales					(442)
Consolidated net sales					$16,210

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$5,642	$3,901	$2,162	$1,879
Selling, general and administrative expenses	301	200	108	110
Other segment items(2)	25	4	6	—
Adjusted EBITDA	$749	$321	$334	$472
_________________________
(1)Other revenues related to amounts to reconcile proportional consolidation of sales attributable to our Logan joint venture partner, Tri-Arrows. As described above, the Logan joint venture is consolidated 100% for U.S. GAAP purposes but managed on a proportionally consolidated basis.
(2)Other segment items for all segments are primarily comprised of realized (gain)/loss on derivatives and R&D expense.

in millions
Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$228	$167	$91	$81	$567	$(13)	$554
Income tax (benefit) provision	(16)	40	36	92	152	66	218
Capital expenditures	1,039	171	121	76	1,407	(49)	1,358

March 31, 2024
Investment in and advances to non–consolidated affiliates	$—	$536	$369	$—	$905	$—	$905
Total assets	5,411	4,049	2,206	2,050	13,716	912	14,628

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in millions
Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Total
Net sales – third party	$7,550	$4,910	$2,824	$2,743	$18,027
Net sales – intersegment	—	149	190	150	489
Total net sales	$7,550	$5,059	$3,014	$2,893	$18,516

Reconciliation of net sales
Other revenues(1)					$459
Elimination of intersegment net sales					(489)
Consolidated net sales					$18,486

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$6,521	$4,527	$2,547	$2,226
Selling, general and administrative expenses	285	177	107	111
Other segment items(2)	71	69	21	34
Adjusted EBITDA	$673	$286	$339	$522
_________________________
(1)Other revenues related to amounts to reconcile proportional consolidation of sales attributable to our Logan joint venture partner, Tri-Arrows. As described above, the Logan joint venture is consolidated 100% for U.S. GAAP purposes but managed on a proportionally consolidated basis.
(2)Other segment items for all segments are primarily comprised of realized (gain)/loss on derivatives and R&D expense.

in millions
Selected Operating Results Fiscal 2023	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$224	$160	$87	$81	$552	$(12)	$540
Income tax provision	(39)	(6)	8	125	88	59	147
Capital expenditures	484	136	99	75	794	(8)	786

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
North America	$640	$749	$673
Europe	306	321	286
Asia	347	334	339
South America	504	472	522
Eliminations and Other	5	(3)	(9)
Adjusted EBITDA	$1,802	$1,873	$1,811
Depreciation and amortization	(575)	(554)	(540)
Interest expense and amortization of debt issuance costs	(275)	(298)	(274)
Adjustment to reconcile proportional consolidation(1)	(47)	(44)	(53)
Unrealized gains (losses) on change in fair value of derivative instruments, net	57	(36)	23
Realized (losses) gains on derivative instruments not included in Adjusted EBITDA(2)	(5)	6	4
Loss on extinguishment of debt, net	(7)	(5)	—
Restructuring and impairment, net	(53)	(42)	(33)
Loss on sale of assets, net	(4)	(6)	(1)
Metal price lag	69	(70)	(130)
Sierre flood losses, net of recoveries(3)	(105)	—	—
Other, net	(15)	(6)	(1)
Income from continuing operations before income tax provision	$842	$818	$806
Loss from discontinued operations, net of tax	—	—	(2)
Income tax provision	(159)	(218)	(147)
Net loss attributable to noncontrolling interests	—	—	1
Net income attributable to our common shareholder	$683	$600	$658
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized (losses) gains on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives not related to operations.
(3)Sierre flood losses, net of recoveries relate to non-recurring non-operating charges from exceptional flooding at our Sierre, Switzerland plant caused by unprecedented heavy rainfall, net of the related property insurance recoveries. See Note 18 – Other Expenses (Income), Net for additional information about this event.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographical Area Information
As of March 31, 2025, we had 31 operating facilities in nine countries. Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets and other intangible assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.
Net sales by geographical area follows.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
United States	$7,301	$7,001	$7,861
Asia and Other Pacific	2,492	2,345	2,824
Brazil	2,624	2,351	2,743
Canada	157	154	148
Germany	4,114	3,816	4,323
Other Europe	461	543	587
Net sales	$17,149	$16,210	$18,486
Long-lived assets and other intangible assets by geographical area follows.

	March 31,
	2025			2024
in millions	Long-lived assets(1)	Other intangible assets	Total	Long-lived assets(1)	Other intangible assets	Total
United States	$4,102	$407	$4,509	$2,971	$446	$3,417
Asia and Other Pacific	756	24	780	803	14	817
Brazil	828	3	831	829	5	834
Canada	51	—	51	49	—	49
Germany	479	53	532	488	52	540
Other Europe	635	22	657	601	28	629
Long-lived assets and other intangible assets	$6,851	$509	$7,360	$5,741	$545	$6,286
_________________________
(1)As of March 31, 2025 and 2024, long-lived assets consist of property, plant and equipment, net.

Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

in millions	Fiscal 2025	Fiscal 2024	Fiscal 2023
Beverage packaging(1)	$8,919	$7,626	$8,873
Specialty	3,911	4,062	4,986
Automotive	3,637	3,838	3,885
Aerospace and industrial plate	682	684	742
Net sales	$17,149	$16,210	$18,486
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

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Ball	17%	14%	16%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Purchases from Rio Tinto as a percentage of total combined metal purchases	9%	9%	8%

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
As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Management's Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2025 is set forth in Part II, Item 8. Financial Statements and Supplementary Data in this report and is incorporated by reference to this Item 9A.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Insider Trading Arrangements
We are a privately held corporation, with no established public trading market for our common shares. All of our common shares are held directly by our parent company, AV Minerals (Netherlands) N.V. During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of eight directors. All our directors were appointed by our sole shareholder, Hindalco. Our directors' terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of May 6, 2025.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	57	Chairman of the Board
Gary Comerford(2)	February 7, 2020	75	Director
Dr. Thomas M. Connelly, Jr.(1)(2)	February 7, 2020	72	Director
Satish Pai(1)	August 6, 2013	63	Director
Vikas Sehgal	February 7, 2020	50	Director
Donald A. Stewart(2)	May 15, 2007	78	Director
Praveen Maheshwari(1)	May 9, 2023	64	Director
Steven Fisher	November 6, 2023	54	President, Chief Executive Officer and Director
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

Dr. Thomas M. Connelly, Jr. has been a director since 2020 and serves as the Chairman of the Compensation Committee and a member of the Audit Committee. Dr. Connelly has served as the Chief Executive Officer of the American Chemical Society since 2015. Previously, Dr. Connelly was employed by DuPont de Nemours, Inc., from 1977 to 2014, where he was responsible for the Applied BioSciences, Nutrition & Health, Performance Polymers, and Packaging & Industrial Polymers businesses. In addition, Dr. Connelly also had responsibility for Science & Technology, Integrated Operations, and geographic regions outside the U.S. Dr. Connelly retired in 2014 as Executive Vice President and Chief Innovation Officer of DuPont, where he was a member of the company's Office of the Chief Executive. Dr. Connelly served on the Board of Grasim Industries Limited from 2010 to 2024 and brings to the Board his deep knowledge in the areas of science and global operations.
Satish Pai has been a director since 2013 and has served as the Managing Director of Hindalco Industries Limited since August 2016. Mr. Pai previously served as Deputy Managing Director of Hindalco Industries Limited from February 2014 to May 2016, and as Chief Executive Officer - Aluminum Business of Hindalco Industries Limited from August 2013 to January 2014. Prior to that, Mr. Pai served as Executive Vice President, Worldwide Operations of Schlumberger Ltd. Mr. Pai joined Schlumberger Ltd. in 1985 as a field engineer and held various positions of increased responsibility over the course of his 28-year tenure with the company. He serves on the Compensation Committee of the Novelis Board of Directors and is a director of Hindalco Industries and also serves on the Boards of Aditya Birla Management Corporation Ltd. (India) and BP p.l.c., United Kingdom. Mr. Pai brings extensive industry and global operating experience to the Board.
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
Donald A. Stewart has been a director since 2007 and serves as Chairman of the Audit Committee of the Novelis Board of Directors. He was Chairman & CEO of Sun Life Assurance Company of Canada and oversaw the initial public offering of Sun Life Financial Inc. on the New York Stock Exchange. He has been a director of multiple boards in Canada, the U.S., the U.K., and India, and continues to serve as a director of Sun Life Everbright Life Insurance Company in China. Mr. Stewart is a former Chief Actuary of Sun Life, a current Fellow of the Institute and Faculty of Actuaries in the U.K. and brings extensive financial management and operating experience to the Board.
Praveen Maheshwari has been a director since 2023 and serves as a member of the Compensation Committee. Mr. Maheshwari is the former Chief Financial Officer of Hindalco serving in that role since December 2011 and currently serves as Advisor to the Managing Director of Hindalco Industries Limited. Mr. Maheshwari has also been a Whole Time Director of Hindalco since May 2016. Prior to joining Hindalco, Mr. Maheshwari was the Group CFO and Executive Director (Finance) at Bharat Forge, part of the Kalyani Group, an Indian conglomerate in the steel forging industry. Mr. Maheshwari has work experience of more than four decades in various roles in different manufacturing companies and consulting firms in India. Mr. Maheshwari is a rank-holder chartered accountant from the Institute of Chartered Accountants of India and holds a post-graduate diploma in management from The Indian Institute of Management, Ahmedabad. He also has been a director on the board of directors of Utkal Alumina International Limited, a subsidiary of Hindalco.
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

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2025.

Name	Age	Position
Steven Fisher	54	President and Chief Executive Officer
Devinder Ahuja	59	Executive Vice President and Chief Financial Officer
Cary Chenanda	57	Executive Vice President and President, Novelis North America
Emilio Braghi	57	Executive Vice President and President, Novelis Europe
Sachin Satpute	59	Executive Vice President and President, Novelis Asia
Roberta Soares	47	Senior Vice President and President, Novelis South America
Christopher Courts	47	Executive Vice President and Chief Legal Officer
Stephanie Rauls	56	Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
H.R. Shashikant	62	Executive Vice President and Chief Human Resources Officer
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
Cary Chenanda has served as our Executive Vice President and President of Novelis North America since June 2024. He brings over 25 years of diverse experience from his tenure at Cummins Inc., where he held positions in Engineering, Marketing, Purchasing, Operations, and General Management. Most recently, Mr. Chenanda served as Vice President & General Manager of Cummins Emissions Solutions and before joining Cummins in 1998, Cary worked for Robert Bosch and Ecolab. He is a certified Six Sigma Green Belt and Certified Sponsor, as well as a Certified Purchasing Manager, holding seven U.S. patents. Mr. Chenanda currently serves as an Independent Director of Helios Technologies, a New York Stock Exchange listed company (HLIO). He is also a member of the Industry Advisory Council for the Mechanical Engineering Department at Texas A&M University. Mr. Chenanda holds an MBA from Indiana University’s Kelly School of Business, an MS in Mechanical Engineering from Texas A&M University and a Bachelor’s in Mechanical Engineering from the University of Mysore, India.
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
Sachin Satpute is Executive Vice President and President, Novelis Asia, and has served in this role since June 2016. He previously served as Chief Marketing Officer for Hindalco Industries from 2012 to 2016, and was Managing Director of Aluminum Company of Malaysia (ALCOM) from April 2011 until June 2012. Prior to his most recent role with Hindalco, Mr. Satpute spent five years with Novelis in various roles of increasing responsibility. Mr. Satpute began his career at a Hindalco aluminum plant in 1987 as a development engineer. In addition to a degree in mechanical engineering from Pune University, Mr. Satpute also holds an MBA in marketing from Mumbai University.

Roberta Soares has served as our Senior Vice President and President, Novelis South America, since June 2024, she is responsible for leading the overall strategy for Novelis South America business, which includes sales to the beverage packaging and specialty products market. Prior to being named to this position, Ms. Soares served as Vice President of Operations for Novelis South America for three years. Prior to that, she spent four years as Vice President of Finance and IT for the region and throughout her tenure with Novelis, she has held leadership roles of increasing responsibility in operations, finance, strategy, marketing and recycling. Ms. Soares holds a bachelor’s degree in business administration from Fundação Getúlio Vargas and a post-graduate degree in industrial administration from the University of São Paulo.
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
Audit Committee and Financial Experts
Messrs. Stewart, Comerford, and Connelly are the members of the Audit Committee. Mr. Stewart, an independent director, has been identified as an "audit committee financial expert" as that term is defined in the rules and regulations of the SEC.
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
See Note 8 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for more details related to various transactions with Hindalco and our affiliates. These transactions are not material to Novelis individually or in the aggregate. Because of the relationship three of our directors have with Hindalco, we consider these transactions to be related party transactions.

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP during fiscal 2025 and fiscal 2024.

in millions	Fiscal 2025	Fiscal 2024
Audit fees(1)	$9.0	$9.2
All Other Fees(2)	0.3	0.3
Total	$9.3	$9.5
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Qs, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)In fiscal years ended March 31, 2025 and March 31, 2024, these fees included attest services performed over the Company's sustainability efforts and related reporting, as well as for services not included in the Audit, Audit Related, or Tax categories.
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

Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Operations for fiscal 2025, fiscal 2024, and fiscal 2023
•Consolidated Statements of Comprehensive Income (Loss) for fiscal 2025, fiscal 2024, and fiscal 2023
•Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024
•Consolidated Statements of Cash Flows for fiscal 2025, fiscal 2024, and fiscal 2023
•Consolidated Statements of Shareholder's (Deficit) Equity for fiscal 2025, fiscal 2024, and fiscal 2023
•Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
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
4.2
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

4.3
Indenture relating to the 3.375% Senior Notes due 2029, dated March 31, 2021, between Novelis Sheet Ingot GmbH, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

4.4
Indenture relating to the 3.250% Senior Notes due 2026, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.5
Indenture relating to the 3.875% Senior Notes due 2031, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.6
Indenture relating to the 6.875% Senior Notes due 2030, dated as of January 13, 2025, among Novelis Corporation, the Company, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 14, 2025 (File No. 001-32312))

10.1*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.2*	Novelis Supplementary Pension Plan dated January 1, 2012 ((incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on May 24, 2012 (File No. 001-32312))
10.3*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.4*
Employment Agreement between Novelis Inc. and Antonio Tadeu Coelho Nardocci dated September 4, 2009 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on September 9, 2009 (File No. 001-32312))

10.5*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.6*
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
10.9
Credit Agreement, dated as of March 11, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent

10.10
Amendment No. 14 to Second Amended and Restated Credit Agreement, dated as of March 11, 2025, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.11*	Novelis Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.12*	Novelis Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
97	Novelis Inc. Clawback Policy dated as of June 23, 2024*
21.1	List of Subsidiaries of Novelis Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 12, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer and Director)	Date: May 12, 2025
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 12, 2025
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 12, 2025
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 12, 2025
Kumar Mangalam Birla

/s/ Gary Comerford	(Director)	Date: May 12, 2025
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 12, 2025
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 12, 2025
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 12, 2025
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 12, 2025
Donald A. Stewart

/s/ Praveen Maheshwari	(Director)	Date: May 12, 2025
Praveen Maheshwari