Form 10-K/A
period 2025-03-31
Novelis Inc.
filed 2025-06-25
CIK 1304280

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
As of June 24, 2025, the registrant had 600,000,000 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Novelis Inc. ("we," "our," "us," "Company," and "Novelis") for the year ended March 31, 2025 that was originally filed with the Securities and Exchange Commission (the "SEC") on May 12, 2025 (the "Original Filing"), and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
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

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Executive Vice President, Chief Financial Officer
Tadeu Nardocci	Executive Vice President, Manufacturing Projects
Cary Chenanda	Executive Vice President and President, Novelis North America
Emilio Braghi	Executive Vice President and President, Novelis Europe
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
During fiscal 2025, the Compensation Committee engaged Willis Towers Watson as its independent third-party compensation consultant to provide advice and support with respect to compensation-related matters. In addition, management engaged Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer's analysis with the Compensation Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.

For executive compensation benchmarking purposes, the Compensation Committee focuses on companies in the materials and industrials sectors having revenues of .5x to 2x the revenue of Novelis. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or revenue growth of relevant companies that moves such companies into consideration. The peer group considered in management's most recent compensation competitive analysis in fiscal 2025 consisted of the following companies:

Air Products and Chemicals, Inc.	Crown Holdings, Inc.	Reliance, Inc.
Alcoa Corporation	Eastman Chemical Company	Steel Dynamics, Inc.
Ball Corporation	International Paper Company	The Sherwin-Williams Company
Cleveland-Cliffs Inc.	Nucor Corporation	Trane Technologies PLC
Commercial Metals Company	PPG Industries, Inc.	United States Steel Corporation
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
•Provide Total Cash and Total Direct Compensation Opportunities that are Competitive: To enable us to attract, motivate and retain qualified executives to build long-term shareholder value, total cash compensation (base pay plus annual short-term incentives) and total direct compensation (total cash compensation plus the grant date fair value of long-term incentives) should be targeted at levels to be market competitive and also be appropriately positioned within the Company to ensure internal equity based on the scope and complexity of the role as it is designed at the Company.
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive's compensation should be linked directly to the Company's financial performance and each individual's personal contribution. Consequently, a substantial portion of an executive's total direct compensation should be at risk, with amounts that are paid dependent on actual performance against pre-established objectives for both the individual and financial goals of the Company. The portion of an individual's total direct compensation that is based upon these performance objectives and financial goals should increase as the individual's business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices. The portion of total direct compensation that is at risk is:
◦88% for the CEO; and
◦72% on average for the other named executive officers.

•A Substantial Portion of Total Direct Compensation Should be Delivered in the Form of Long-Term Performance-Based Awards: We believe a long-term stake in the sustained financial performance of Novelis effectively aligns executive and shareholder interests and provides motivation for enhancing shareholder value. The portion of total direct compensation that is comprised of long-term compensation is:
◦71% for the CEO; and
◦52% on average for the other named executive officers.
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
Short-Term (Annual) Cash Incentives. We believe that an annual incentive opportunity is necessary to attract, retain and reward our executives. Our philosophy concerning annual incentive program design for executives is based on the guiding values below:

✓	Annual incentives should be directly linked with and clearly communicate the strategic priorities approved by the Board.	✓
Performance goals should be sufficiently ambitious to drive enterprise value creation but also be based on metrics that executives can meaningfully influence over the annual time frame, and payouts should not be concentrated on a single metric.

✓	Annual incentives should be primarily weighted on the achievement of Company-wide financial goals.	✓	Annual incentives (as a percent of base salary) should be comparable with opportunity payouts of executives in other benchmark companies.

✓	Annual incentives should be at-risk, and there should be a minimum financial performance threshold that must be attained to receive any payout.	✓
The Compensation Committee retains the discretion to adjust, up or down, annual incentives earned based on Company financial performance or business uncertainties that may arise in a particular fiscal year as well as the Compensation Committee's subjective assessment of individual performance.

Our Compensation Committee and Board, after input from management, typically approve our fiscal year Annual Incentive Plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company's Adjusted EBITDA; (2) the Company's Adjusted Free Cash Flow; (3) the Company's global safety record; and (4) the executive's individual performance in recognition of each individual's unique job responsibilities and annual objectives.

For each of Messrs. Chenanda and Braghi, the threshold, target and maximum payout for each AIP metric for fiscal 2025 was as follows:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA(1)	50%	75%	40%	100%	100%	115%	200%
Adjusted Free Cash Flow(2)	40%	75%	40%	100%	100%	140%	200%
Global Safety (3)	10%	n/a	50%	100%	100%	n/a	200%
Individual Performance Multiplier			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)"Adjusted EBITDA" means Adjusted EBITDA as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2025, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow.
(2)"Adjusted Free Cash Flow" means Adjusted Free Cash Flow as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2025, before capital expenditures, working capital financing and other adjustments as determined by the Compensation Committee.
(3)"Global Safety" is based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. For fiscal 2025, the threshold DAFW was set at 0.18, the target was set at 0.13, and the maximum was set at 0.08.
For fiscal 2025, the Compensation Committee approved additional project milestones for individuals who have significant oversight over the process of building a greenfield rolling and recycling facility in Bay Minette, Alabama (the "Bay Minette project"). Messrs. Fisher, Ahuja and Nardocci are part of the Steering Committee for the Bay Minette project and these project milestones comprised 20% of their fiscal 2025 AIP goals. Adjusted EBITDA, Adjusted Free Cash Flow and Global Safety as discussed above comprised 80% of their fiscal 2025 AIP goals and the weighting for these measures have been adjusted accordingly.
For Messrs. Fisher, Ahuja and Nardocci, the threshold, target and maximum payout for each AIP metric for fiscal 2025 was as follows:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA(1)	40%	75%	40%	100%	100%	115%	200%
Adjusted Free Cash Flow(2)	32%	75%	40%	100%	100%	140%	200%
Global Safety (3)	8%	n/a	50%	100%	100%	n/a	200%
Bay Minette Milestones (4)	20%	—	—	—	—	—	—
Individual Performance Multiplier			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)"Adjusted EBITDA" means Adjusted EBITDA as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2025, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow.
(2)"Adjusted Free Cash Flow" means Adjusted Free Cash Flow as used in our Annual Report on the Form 10-K for the fiscal year ended March 31, 2025, before capital expenditures, working capital financing and other adjustments as determined by the Compensation Committee.
(3)"Global Safety" is based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. For fiscal 2025, the threshold DAFW was set at 0.18, the target was set at 0.13, and the maximum was set at 0.08.
(4)The Bay Minette milestones relate to engineering, procurement, construction and operational readiness, each of which has its own threshold, target, and maximum opportunity. The specific targets, which were established at ambitious levels, and actual levels of achievement for the Bay Minette milestones are not disclosed because they are not otherwise publicly disclosed, are competitively sensitive, and disclosure could result in competitive harm.
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

For fiscal 2025, the Company met the threshold for Adjusted EBITDA, Adjusted Free Cash Flow and Global Safety. Additionally, in order to recognize the extraordinary performance of Novelis employees to minimize the impact of the unprecedented flooding in our Sierre, Switzerland plant, the Board used its discretion to make an upward adjustment of 7% to the Payout Percentage for Messrs. Chenanda and Braghi and 5% to the Payout Percentage for Messrs. Fisher, Ahuja and Nardocci, resulting in the difference between the Payout Percentage and the Achievement Percentage (with the discrepancy in percentages being due to different weightings in the respective executives’ AIP structure).

The table below displays the 2025 AIP performance objectives for each of Messrs. Chenanda and Braghi and their weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Payout Percentage(2)	Weighted Payout
Adjusted EBITDA	50%	$2,136	$1,887	88%	71%	36%
Adjusted Free Cash Flow	40%	$1,261	$1,095	87%	79%	31%
Global Safety(1)	10%	0.13	0.15	80%	—%	—%
Total Performance Score						67%
________________________
(1)For all named executive officers, payout for the entire global safety performance metric will be 0% if a fatality occurs during the fiscal year. There was a fatality during fiscal 2025 so they received no payout for the Global Safety measure.
(2)The Payout Percentage for Adjusted EBITDA and Adjusted Free Cash Flow reflects the adjustments by the Board in recognition of the named executive officer's efforts related to the Sierre, Switzerland plant as described above.
The table below displays the 2025 AIP performance objectives for Messrs. Fisher, Ahuja and Nardocci, including the additional Bay Minette project milestones, and their weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Payout Percentage(3)	Weighted Payout
Adjusted EBITDA	40%	$2,136	$1,887	88%	71%	29%
Adjusted Free Cash Flow	32%	$1,261	$1,095	87%	79%	25%
Global Safety(1)	8%	0.13	0.15	80%	—%	—%
Bay Minette Milestones(2)	20%	—	—	—	—	—
Total Performance Score						58%
________________________
(1)For all named executive officers, payout for the entire global safety performance metric will be 0% if a fatality occurs during the fiscal year. There was a fatality during fiscal 2025 so they received no payout for the Global Safety measure.
(2)As noted above, the performance levels achieved with respect to the Bay Minette milestones are not disclosed because they are not otherwise publicly disclosed, are competitively sensitive, and disclosure could result in competitive harm.
(3)The Payout Percentage for Adjusted EBITDA and Adjusted Free Cash Flow reflects the adjustments by the Board in recognition of the named executive officer's efforts related to the Sierre, Switzerland plant as described above.
The "2025 AIP Payout" column in the table below shows the final amounts to be paid under our 2025 AIP (based on final business performance score and individual performance multipliers), which are also shown in the Summary Compensation Table.

Name	Target Incentive as Percentage of Salary	Target Incentive ($)	Total Business Performance Score(1)	Payout Before Individual Multiplier	Individual Performance Multiplier	2025 AIP Payout ($)
Steven Fisher	140%	1,744,820	58%	1,011,996	100%	1,011,996
Devinder Ahuja	85%	634,304	58%	367,896	110%	404,686
Tadeu Nardocci(2)	65%	270,141	58%	156,682	100%	156,682
Cary Chenanda(3)	70%	336,700	67%	225,589	100%	225,589
Emilio Braghi	65%	390,618	67%	261,714	110%	287,885
________________________
(1)The business performance score for Messrs. Fisher, Ahuja and Nardocci includes the additional Bay Minette project milestones.
(2)Reflects Mr. Nardocci’s target incentive of 65% of his base salary plus an additional target opportunity of $75,000 to recognize his additional service and responsibilities as Interim President of North America for the first quarter of fiscal 2025.
(3)Mr. Chenanda joined Novelis on April 15, 2024. Accordingly, he is eligible for a prorated portion of his fiscal 2025 AIP target of $350,000.
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

Long-Term Incentives. We believe a long-term incentive program that comprises a substantial portion of each executive's total direct compensation opportunity is necessary to reward our executives and is consistent with market practices. Our philosophy concerning long-term incentive design for executives is based on the guiding values below:

✓	Long-term incentives should motivate achievement of long-term strategic and financial goals and incentivize actions that are intended to create sustainable value for our shareholder.	✓	A majority of the long-term incentive award value should be at risk and tied to financial performance.

✓	Long-term incentives should be designed to retain valuable executive talent.	✓	Vesting schedules should span several years to reward long-term service.

✓	Long-term incentives should create a clear and understandable platform for wealth creation that is tied closely with the long-term performance of Novelis and our shareholder.	✓	The value of long-term incentives as a percentage of salary should be competitive with opportunity payouts of executives in other benchmark companies.
The Company maintains a long-term incentive plan (the "LTIP"). In prior fiscal years, including fiscal 2025, the Compensation Committee determined that LTIP payouts should continue to be tied equally to Hindalco stock performance (Hindalco stock appreciation rights or “Hindalco SARs” and Hindalco restricted stock units or “Hindalco RSUs”) and to Novelis-specific performance units that are eligible to vest over a three-year performance cycle ("Novelis PUs).

Long-Term Incentive Type	Weighting	Performance Measure	Vesting Schedule	Vesting Threshold	Maximum
Hindalco SARs	20%	Hindalco Share Price	3 year pro rata	Must achieve 75% of EBITDA	300%
Hindalco RSUs	30%	Hindalco Share Price	3 year pro rata	None	300%
Novelis PUs	50%	Return on Capital Employed and Net Income	3 year cliff vest	50%	200%
Hindalco SARs. Hindalco SARs have historically comprised 20% of the executive's LTIP award and vest at the rate of 33% per year, subject to the executive's continued service on each vesting date (with certain exceptions), subject to achievement of an annual performance target. The minimum threshold for vesting each year is 75% of each annual target operating adjusted EBITDA. Each Hindalco SAR is settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise, based on the closing price of a Hindalco share, as published by the National Stock Exchange (NSE) on the exercise date. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Except as provided below, a participant may exercise a vested Hindalco SAR that is in the money before the end of the term, and a vested Hindalco SAR for U.S. taxpayers will automatically be exercised when the maximum value is achieved.
Hindalco RSUs. Hindalco RSUs have historically comprised 30% of the executive's LTIP award, generally vest at the rate of 33% per year subject to the executive's continued service on each vesting date (with certain exceptions) and are not subject to performance criteria. Each Hindalco RSU will be settled in cash within 90 days following the applicable anniversary vesting date, based on the average of the high and low prices of a Hindalco share, as published by the NSE on the vesting date. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant.
Neither Hindalco SARs nor Hindalco RSUs transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs. Novelis PUs comprise the remaining portion (50%) of the executive's LTIP award and are eligible to vest on the third anniversary following the date of grant subject to the executive's continued service with the Company through such date (with certain exceptions). Following the close of the three-year performance period, the number of units earned will be calculated based on the Company's average return on capital employed or "ROCE" (which is the Company's net operating profit after tax divided by the fiscal year average capital employed, which means book debt, plus book equity, plus goodwill impairment, less certain cash and plus new impairment impacting equity) and the Company's cumulative Net Income (which means the Company’s net income attributable to its common shareholder) over the performance period. Payouts between performance levels are determined by means of straight line interpolation. In the event that the Company completes a significant strategic transaction during the performance period, the Compensation Committee may modify the ROCE targets. Novelis PUs are settled in cash within two fiscal quarters following vesting and Compensation Committee approval of performance, but in no event later than March 15th of the year following the end of the performance period.

2023 LTIP Novelis PUs. The ROCE target for the Novelis PUs with a performance period beginning April 1, 2022 and ending March 31, 2025 was 15.7%. The Compensation Committee determined that ROCE results of 10.1% did not meet the threshold of 14.2% and therefore there was no payout with respect to the 2023 Novelis PUs.
Employment-Related Agreements
Change in Control Severance. In fiscal 2025, the Board unanimously approved and adopted the Change in Control Executive Severance Plan (the "Executive CIC Severance Plan"). The Plan was adopted effective July 25, 2024. Each of our named executive officers is a participant in the Executive CIC Severance Plan (other than Mr. Nardocci). Under the Executive CIC Severance Plan, the executive will be entitled to certain payments and benefits if the executive's employment is terminated by the Company without "cause," or by the executive for "good reason," within six months before or 24 months following a "change in control" of the Company. See the Potential Payments Upon Termination or Change in Control table below for further information.
Severance Compensation Arrangements. In fiscal 2025, the Board unanimously approved and adopted a United States Executive Severance Plan (the "Executive Severance Plan"). The Plan was adopted effective July 25, 2024. Messrs. Fisher, Ahuja and Chenanda are participants in the Executive Severance Plan. Under this plan the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," not in connection with a change in control of the Company. See the Potential Payments Upon Termination or Change in Control table below for further information.
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

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Compensation Committee’s review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2025.
The foregoing report is provided by the following directors, who constitute the Compensation Committee:
Dr. Thomas M. Connelly, Jr., Chairman
Mr. Satish Pai
Mr. Praveen Maheshwari

Summary Compensation Table
The "Summary Compensation Table" below sets forth information regarding compensation for our named executive officers for fiscal 2025 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars, as adjusted by the March 31, 2025 exchange rate. Cash payments made to Messrs. Nardocci and Braghi were made in Brazilian real and Swiss francs, respectively. All cash amounts paid to Messrs. Fisher, Ahuja and Chenanda were made in U.S. dollars.

Name	Fiscal Year	Salary ($)	Bonus ($) (1)(2)(3)	Stock Awards ($)(4)	Options Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value ($)	All Other Compensation ($)(6)	Total Compensation ($)
Steven Fisher President & Chief Executive Officer	2025	1,237,225	8,500	2,130,000	1,420,000	1,011,996	—	347,995	6,155,716
	2024	1,195,000	—	1,920,000	1,980,000	1,914,220	—	277,622	7,286,842
	2023	1,137,500	—	1,740,000	1,860,000	4,118,200	—	260,971	9,116,671
Devinder Ahuja EVP & Chief Financial Officer	2025	739,930	5,000	600,000	400,000	404,686	—	121,038	2,270,654
	2024	715,750	—	540,000	560,000	796,399	—	139,569	2,751,718
	2023	690,850	—	540,000	560,000	1,018,900	—	117,237	2,926,987
Tadeu Nardocci EVP, Manufacturing	2025	298,031	42,500	210,000	140,000	156,682	—	990,904	1,838,117
	2024	329,511	150,000	210,000	140,000	770,271	—	365,753	1,965,535
Cary Chenanda EVP & President, Novelis North America	2025	479,167	355,000	210,000	140,000	225,589	—	344,469	1,754,225
Emilio Braghi EVP & President, Novelis Europe	2025	596,856	5,000	240,000	160,000	287,885	—	244,238	1,533,979
	2024	569,438	—	240,000	160,000	442,388	—	199,002	1,610,828
	2023	544,303	—	225,000	150,000	708,985	—	198,239	1,826,527
________________________
(1)For all named executive officers for fiscal 2025, this amount represents a special one-time payment from the Aditya Birla Group as recognition for the Group's achievement of the targeted market capitalization goal.
(2)For Mr. Nardocci for fiscal 2025, this amount also represents payment of $37,500 for his additional responsibilities as Interim President of North America.
(3)For Mr. Chenanda for fiscal 2025, this amount also represents the first installment ($350,000) of his sign-on retention bonus received in connection with his commencement of employment with Novelis. The two remaining installments of the sign-on retention bonus of $400,000 and $500,000 will be paid in April 2025 and 2026, respectively, subject to Mr. Chenanda’s continued employment through such dates.
(4)These amounts reflect the grant date fair value of the Hindalco RSUs and Hindalco SARs granted under our LTIP, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found under the captions "Share-Based Compensation" in Note 12 in our 2025 Annual Report on Form 10-K.
(5)Includes cash awards to be paid under the 2025 AIP. The Novelis PUs granted under our 2023 LTIP (covering fiscal 2023 through 2025) have a value of $0, such that no cash awards were payable in connection with these Novelis PUs.
(6)The amounts shown in this column reflect the values from the All Other Compensation table below.

All Other Compensation Table

Name	Company Contribution to Defined Contribution Plans and Non-qualified Plans ($)(1)(2)(3)	Group Life Insurance ($)(4)	Relocation, Assignee and Housing Related Payments ($)(5)(6)	Other Perquisites and Personal Benefits ($)(7)(8(9)	Tax Reimbursements (10)	Other Payments ($)(11)(12)	Total ($)
Steven Fisher	278,189	5,040	—	64,766	—	—	347,995
Devinder Ahuja	66,748	3,666	—	50,624	—	—	121,038
Tadeu Nardocci	138,107	—	331,310	24,526	494,626	2,335	990,904
Cary Chenanda	44,327	2,415	182,307	49,023	66,397	—	344,469
Emilio Braghi	134,034	—	—	54,984	1,354	53,866	244,238
________________________
(1)For Messrs. Fisher, Ahuja, and Chenanda this amount includes (i) the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) up to 9.5% of their eligible compensation and (ii) if applicable, the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of their compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($345,000 for the 2024 calendar year), as follows:
Mr. Fisher, tax qualified defined Company contribution $33,492; Supplemental Executive Retirement Plan Company contributions $244,697
Mr. Ahuja, tax qualified defined Company contribution $21,691; Supplemental Executive Retirement Plan Company contributions $45,057; and
Mr. Chenanda, tax qualified defined Company contribution $44,327
(2)For Mr. Nardocci this amount represents the following Company contributions to: (i) a defined contribution plan $50,404 and (ii) the Fundo de Garantia de Tempo de Servico (“FGTS”), which is a government-sponsored severance indemnity fund, $87,703.
(3)For Mr. Braghi, this amount represents: (i) $29,017, which is the amount the Company contributed to the Gemini Basis Plan equal to 13.8% of Mr. Braghi's insured salary; and (ii) $105,017, which is the amount the Company contributed to the Gemini Supplemental Plan equal to 23% of Mr. Braghi's insured salary.
(4)This amount represents additional Company-paid life insurance for named executive officers beyond the regular employee coverage.
(5)For Mr. Nardocci, this amount includes $221,133 for host tax payments, $84,210 for expatriate expenses, and $11,216 for home leave. The remaining amount is for per diem allowance and tax planning/preparation for foreign assignment.
(6)For Mr. Chenanda this amount includes $164,546 for relocation expenses and $17,761 for housing related expenses.
(7)For Messrs. Fisher, Ahuja, and Chenanda this amount includes (i) an executive flexible allowance, (ii) a home security system and (iii) an executive physical, if utilized. The amounts for the executive flexible allowance are $60,000, $50,000 and $44,231 for Messrs. Fisher, Ahuja, and Chenanda respectively. The remaining amounts are comprised of payments for a home security system and an executive physical, if utilized.
(8)For Mr. Nardocci, this amount represents payments made for expenses related to company-owned automobiles, other transportation, medical and dental coverage, and tax planning.
(9)For Mr. Braghi, this amount includes $24,694 for an automobile lease and $20,634 for medical coverage. The remaining amount includes payments for fuel costs, tax planning/preparation and automobile insurance coverage.
(10)For Mr. Nardocci, this amount represents a payment of $494,626 related to tax payments for foreign assignment that will be reimbursed by Mr. Nardocci in fiscal 2026. For Mr. Chenanda this amount includes $66,397 related to tax payments for relocation expenses. For Mr. Braghi, this amount includes payments related to tax payments for foreign assignment.
(11)For Mr. Nardocci, this amount represents a payment for Company-paid lunches.
(12)For Mr. Braghi, this amount represents a payment of $48,714 for an anniversary award, and payments for Company-paid lunches, long-term sickness coverage, and voluntary accident insurance coverage.

Grants of Plan-Based Awards in Fiscal 2025
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2025. The awards are comprised of:
•cash awards granted under the AIP (awards can range between 0% and 200% of target); and
•Hindalco SARs, Hindalco RSUs and Novelis PUs granted under the LTIP for the fiscal 2025 to fiscal 2027 three-year performance period.
The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

Name	Award Type	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)
Steven Fisher	AIP	6/23/2024	—	1,744,820	3,489,640	—	—	—	—
	Hindalco RSU	6/23/2024	—	—	—	261,296	—	—	2,130,000
	Hindalco SAR	6/23/2024	—	—	—	—	409,607	8.18	1,420,000
	Novelis PU	6/23/2024	1,775,000	3,550,000	7,100,000	—	—	—	—
Devinder Ahuja	AIP	6/23/2024	—	634,304	1,268,608	—	—	—	—
	Hindalco RSU	6/23/2024	—	—	—	73,605	—	—	600,000
	Hindalco SAR	6/23/2024	—	—	—	—	115,383	8.18	400,000
	Novelis PU	6/23/2024	500,000	1,000,000	2,000,000	—	—	—	—
Tadeu Nardocci	AIP	6/23/2024	—	270,141	540,282	—	—	—	—
	Hindalco RSU	6/23/2024	—	—	—	25,762	—	—	210,000
	Hindalco SAR	6/23/2024	—	—	—	—	40,384	8.18	140,000
	Novelis PU	6/23/2024	175,000	350,000	700,000	—	—	—	—
Cary Chenanda	AIP	6/23/2024	—	350,000	700,000	—	—	—	—
	Hindalco RSU	6/23/2024	—	—	—	25,762	—	—	210,000
	Hindalco SAR	6/23/2024	—	—	—	—	40,384	8.18	140,000
	Novelis PU	6/23/2024	175,000	350,000	700,000	—	—	—	—
Emilio Braghi	AIP	6/23/2024	—	390,618	781,236	—	—	—	—
	Hindalco RSU	6/23/2024	—	—	—	29,442	—	—	240,000
	Hindalco SAR	6/23/2024	—	—	—	—	46,153	8.18	160,000
	Novelis PU	6/23/2024	200,000	400,000	800,000	—	—	—	—
________________________
(1)Mr. Nardocci's AIP Target and Maximum includes a supplemental amount related to his additional assignment as Interim President of North America. The AIP target for his primary assignment is $195,141 and the supplemental amount is $75,000. The AIP maximum for his primary assignment is $390,282 and the supplemental maximum is $150,000.
(2)Figures reflect the grant date fair value of the equity awards reported in the previous columns determined pursuant to FASB ASC Topic 718.

Outstanding Equity Awards as of March 31, 2025
The following table provides information with respect to unexercised Hindalco SARs, whether vested or unvested, and unvested Hindalco RSUs held by our named executive officers as of March 31, 2025. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

		Hindalco SARs				Hindalco RSUs
Name	LTIP Year(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	FY2025	—	409,607	8.18	6/23/2031	261,296	2,151,808
	FY2024	1,000	626,492	5.06	6/6/2030	252,784	2,059,900
	FY2023	—	275,305	5.30	6/3/2029	109,482	948,832
Devinder Ahuja	FY2025	—	115,383	8.18	6/23/2031	73,605	606,147
	FY2024	88,595	177,190	5.06	6/6/2030	71,096	579,351
	FY2023	108,776	82,887	5.30	6/3/2029	33,976	294,455
Tadeu Nardocci	FY2025	—	40,384	8.18	6/23/2031	25,762	212,154
	FY2024	—	44,298	5.06	6/6/2030	27,648	225,300
	FY2023	—	20,722	5.30	6/3/2029	13,212	114,503
Cary Chenanda	FY2025	—	40,384	8.18	6/23/2031	25,762	212,154
Emilio Braghi	FY2025	—	46,153	8.18	6/23/2031	29,442	242,459
	FY2024	—	50,626	5.06	6/6/2030	31,598	257,488
	FY2023	28,406	22,201	5.30	6/3/2029	14,156	122,684
	FY2022	14,559	—	5.33	6/8/2028	—	—
________________________
(1)FY2025 represents awards granted on June 23, 2024, that vest in equal installments on each of June 23, 2025, June 23, 2026, and June 23, 2027. FY2024 represents awards granted on June 6, 2023, that vest in equal installments on each of June 6, 2024, June 6, 2025, and June 6, 2026. FY2023 represents awards granted on June 3, 2022, that vest in equal installments on each of June 3, 2023, June 3, 2024 and June 3, 2025. FY2022 represents awards granted on June 8, 2021 that vest in equal installments on each of June 8, 2022, June 8, 2023 and June 8, 2024.

Option Exercises and Stock Vested in Fiscal 2025
The table below sets forth the information regarding Hindalco SARs that were exercised and Hindalco RSUs that were settled during the fiscal year. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

	Hindalco SARs		Hindalco RSUs
Name	Number of Shares Acquired on Exercise, but Settled in Cash (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting, but Settled in Cash (#)	Value Realized on Vesting ($)(2)
Steven Fisher	1,706,220	6,578,874	344,748	3,054,929
Devinder Ahuja	140,958	593,053	90,175	795,223
Tadeu Nardocci	86,515	305,315	41,273	367,050
Cary Chenanda	—	—	—	—
Emilio Braghi	54,374	198,183	45,209	401,457
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
(2)The dollar amount realized on vesting is determined by multiplying the number of shares of stock underlying the Hindalco RSUs that vested during fiscal 2025 by the fair market value of Hindalco stock underlying the Hindalco RSUs on the vesting date. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by NSE on the vesting date. If a Hindalco RSU becomes vested when NSE is closed, for awards granted prior to fiscal 2025, then the value of each Hindalco RSU will be the average of the next available day's high and low prices and for awards granted in fiscal 2025, then the value of each Hindalco RSU will be the average of the preceding date's high and low prices.

Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan for fiscal 2025. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, 75% of their base salary and annual incentive pay (including the AIP payout (not to exceed 100% of target) and up to 75% of the payout from settled PUs) that otherwise may not be deferred under the Company's tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations. For fiscal 2025, the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan an amount equal to 9.5% of participants' compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($345,000 for the 2024 calendar year). Participants elect to notionally invest their account balances among a variety of investment options in an array of asset classes, and earnings are based on the equivalent returns from the elected investment options. Because the plan does not provide above market, fixed rates of return, earnings or losses under the plan are not included in the "Summary Compensation Table" above. Accounts are payable on a date specified by the participant or upon the participant’s separation from service. Participants elect the form of distribution of their accounts at enrollment, which distributions may be paid in a lump sum or annual installments from two to ten years. Company contributions vest after three years of service but become 100% vested upon a participant’s death or disability, a change in control or a permanent workforce reduction. Participants’ accounts attributable to Company contributions are paid in five annual installments or a lump sum, depending on the value of the account.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Steven Fisher	—	244,697	185,856	—	3,418,290
Devinder Ahuja	518,213	45,057	193,249	—	3,427,553
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
Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2025, upon: (i) retirement, (ii) involuntary termination of employment by the Company without cause or by the executive for good reason, (iii) involuntary termination of employment by the Company without cause or by the executive for good reason in connection with a change in control, (iv) upon the executive's death or disability, or (v) voluntary termination or termination with cause. This section, however, does not reflect any payments or benefits that would be paid or provided to our salaried employees generally including accrued salary and vacation pay, regular retirement plan benefits, or normal retirement, death or disability benefits that are payable under plans that do not discriminate in favor of the named executive officers in scope, terms or operation. See below for a discussion of change in control and severance compensation arrangements for our named executive officers.
LTIP Awards
Hindalco SARs, Hindalco RSUs and Novelis PUs are treated as follows for each type of termination of employment event:
Death or Disability
•all unvested Hindalco SARs will vest as of the date of executive’s death or disability and remain exercisable for one year (but not beyond the Hindalco SAR's term);
•all Hindalco RSUs will vest as of the date of death or disability and will be settled as soon as administratively practicable, in the case of awards granted in fiscal 2025, or within 90 days after the applicable anniversary vesting date, in the case of awards granted prior to fiscal 2025; and
•Novelis PUs granted in fiscal 2025 will vest as to the target award and will be settled as soon as administratively practicable and Novelis PUs granted prior to fiscal 2025, will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as all other Novelis PUs, with all remaining Novelis PUs being forfeited.

Retirement
•all unvested Hindalco SARs will continue to vest subject to the performance goal and remain exercisable until the third anniversary of the retirement date or, in the case of awards granted prior to fiscal 2025, until the end of the term;
•Hindalco RSUs granted prior to fiscal 2025 will vest on a prorated basis and Hindalco RSUs granted in fiscal 2025 will continue to vest pursuant to the original vesting schedule. All vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date; and
•all Novelis PUs will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as all other Novelis PUs.
Involuntary Termination Without Cause within 12 Months Following a Change in Control
•all Hindalco SARs will vest and deemed exercised and settled as soon as practicable;
•all Hindalco RSUs will vest and be settled within 90 days after the termination of employment; and
•Novelis PUs granted prior to fiscal 2025 will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as other Novelis PUs and Novelis PUs granted in fiscal 2025 will vest as to the target award as of the date of termination.
Involuntary Termination Without Cause Unrelated to Change in Control
•Hindalco SARs granted prior to fiscal 2025 will vest on a prorated basis and vested SARs will remain exercisable for 90 days (but not beyond the Hindalco SAR's term) and Hindalco SARs granted in fiscal 2025 will continue to vest subject to the performance goal and remain exercisable for 3 months after the anniversary vesting date;
•Hindalco RSUs will vest on a prorated basis and will be settled within 90 days after the applicable anniversary vesting date; and
•Novelis PUs will vest on a prorated basis based on actual performance results and will settled at the end of the performance period at the same time as other Novelis PUs.
Intercompany Transfers within Aditya Birla Group but outside Novelis. In the event of an executive’s intercompany transfer outside of the Company,
•all Hindalco SARs granted prior to fiscal 2025 that are scheduled to vest within the six-month period after the transfer will continue to vest pursuant to the original vesting schedule subject to the performance goal and must be exercised by the end of the term. All other Hindalco SARs will be forfeited. Hindalco SARs granted in fiscal 2025 will continue to vest subject to the performance goal and must be exercised by the end of the term.
•Hindalco RSUs granted prior to fiscal 2025 that are scheduled to vest within the six-month period after the transfer will vest immediately and Hindalco RSUs granted in fiscal 2025 RSUs will continue to vest pursuant to the original vesting schedule. All vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date; and
•Novelis PUs will vest on a prorated basis. All Novelis PUs will be settled at the end of the performance period, subject to achievement of the performance thresholds.
Voluntary Termination. Upon a voluntary termination by the executive, all then-vested Hindalco SARs must be exercised within 90 days after the termination date. All then-vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested awards will be forfeited.
Involuntary Termination for Cause. Upon an involuntary termination by the Company for cause, all vested and unvested Hindalco SARs will be forfeited. All vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested Hindalco RSUs and Novelis PUs will be forfeited.
Executive CIC Severance Plan
Each of our named executive officers is a participant in the Executive CIC Severance Plan (other than Mr. Nardocci), which provides for certain payments and benefits if the executive's employment is terminated by the Company without "cause," or by the executive for "good reason," within three months before or 24 months following a "change in control" of the Company. The CIC Plan provides that the executive will receive, in addition to any earned but unpaid base salary and/or annual incentive bonus:
•Severance pay in the amount of two times the executive's annual base salary in addition to a payment equal to two times the executive's target AIP award;
•A lump sum payment equal to the full premium costs of 24 months of medical continuation health coverage;
•A lump sum payment equal to a prorated portion of the executive's target AIP award;
•Life insurance continuation coverage for 24 months;
•24 months of benefit plan credit (pro-rated over 24 months) under the Company's tax-qualified and non-qualified pension, savings, or other retirement plans; and

•Full accelerated vesting under the Company's tax-qualified and non-qualified pension, savings, or other retirement plans.
Executive Severance Plan
Messrs. Fisher, Ahuja and Chenanda are participants in the Executive Severance Plan. Under this plan the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," not in connection with a change in control of the Company. If Messrs. Fisher, Ahuja or Chenanda is involuntarily terminated, then he will receive, in addition to any earned but unpaid base salary and/or annual incentive bonus:
•Severance in the amount equal to a multiple of the executive's annual base salary and a multiple of the executive’s target AIP award (Mr. Ahuja, 1.25x; Mr. Fisher, 1.5x; and Mr. Chenanda, 1.0x);
•Reimbursement for the full premium costs of COBRA continuation health coverage for 12 months;
•Life insurance continuation coverage for 12 months;
•24 months of benefit plan credit (pro-rated over 12 months) under the Company's tax-qualified and non-qualified pension, savings, or other retirement plans; and
•Full accelerated vesting under the Company's tax-qualified and non-qualified pension, savings, or other retirement plans.
Receipt of severance payments and benefits under both the Executive CIC Severance Plan and the Executive Severance Plan are conditioned on the executive executing a release of claims in favor of the Company and complying with certain restrictive covenants for 24 months following termination, including, without limitation, covenants regarding maintaining the Company’s confidential information, refraining from soliciting the Company’s employees, suppliers, and customers, refraining from competing with the Company and refraining from making disparaging remarks.

For purposes of the Executive CIC Severance Plan and the Executive Severance Plan:
•"Cause" generally means: (i) conviction of any crime constituting a felony or that would reasonably be expected to result in an adverse impact to the Company; (ii) conduct in connection with performance of duties that has or could reasonably be expected to result in material injury to the business or reputation of the Company; (iii) material violation of the Company's policies including, but not limited to, those relating to sexual harassment and confidential information; (iv) willful misconduct in the performance of duties; (v) willful neglect in performance of duties or willful or repeated failure to perform such duties; (vi) embezzlement, misappropriation, fraud or intentional or grossly negligent wrongdoing; (vii) breach of restrictive covenants or other employee confidentiality, non-competition, non-solicitation or other restrictive covenants; or (viii) breach of any employment or service agreement that has, or could be reasonably expected to result in, injury to the reputation or business of the Company.
•"Good reason" generally means, without the executive's written consent and subject to certain notice and cure rights of the Company: (i) a material reduction in the executive's authority, duties or responsibilities; (ii) a material reduction in base salary and target short term and long term incentive opportunities other than as a result of an across-the-board reduction affecting similar other executives; (iii) a material change in the geographic location the executive performs services (a relocation of 50 miles being material); or (iv) a material breach of the applicable plan by the Company.
•"Change in control" generally means: (i) acquisition of 50% or more of the outstanding shares of common stock of the Company or the combined voting power of the Company's then outstanding securities; (ii) replacement of a majority of the members of the Board during any 12-month period without the approval of a majority of the Board members prior to such replacement; (iii) merger or consolidation of the Company with any other entity, provided that immediately following such transaction, the outstanding shares of the Company outstanding immediately prior to the transaction do not continue to represent 50% or more of the total voting power of the Company’s stock; or (iv) the sale or disposition of a substantial portion (assets that have a fair market value of more than 50% of the fair market value of all the Company’s assets) of the Company's assets.
Other Arrangements
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
See the Potential Payments Upon Termination or Change in Control table below for further information.

Name	Type of Payment	Retirement ($) (9)	Termination Without Cause or With Good Reason ($)	CIC-related Termination Without Cause or With Good Reason ($)	Death or Disability ($)	Voluntary Termination or Termination With Cause ($)
Steven Fisher	Short-Term Incentive Pay(1)	—	1,011,996	1,744,820	1,011,996	—
	Long-Term Incentive Plan(2)	—	11,481,195	16,375,942	16,375,942	—
	Severance(3)	—	4,486,680	5,982,240	—	—
	Retirement plans(4)	—	278,189	556,379	—	—
	Continuation of health coverage(5)	—	28,690	53,256	—	—
	Continued group life insurance coverage(6)	—	5,040	10,080	—	—
	Total	—	17,291,790	24,722,717	17,387,938	—
Devinder Ahuja	Short-Term Incentive Pay(1)	404,686	404,686	634,304	404,686	—
	Long-Term Incentive Plan(2)	3,834,633	3,684,432	4,737,773	4,737,773	—
	Severance(3)		1,725,680	2,761,088		—
	Retirement plans(4)		66,748	133,496		—
	Continuation of health coverage(5)		20,728	38,768		—
	Continued group life insurance coverage(6)		3,666	7,332		—
	Total	4,239,319	5,905,940	8,312,761	5,142,459	—
Tadeu Nardocci	Short-Term Incentive Pay(1)	156,682	156,682	156,682	156,682	—
	Long-Term Incentive Plan(2)	1,338,864	1,301,316	1,660,913	1,660,913	—
	Severance(3)(7)	877,161	877,161	—	—	—
	Retirement plans(4)	—	—	—	—	—
	Continuation of health coverage(5)	—	11,765	—	—	—
	Continued group life insurance coverage(6)	—	—	—	—	—
	Total	2,372,707	2,346,924	1,817,595	1,817,595	—
Cary Chenanda	Short-Term Incentive Pay(1)	—	225,589	350,000	225,589	—
	Long-Term Incentive Plan(2)	—	184,749	562,154	562,154	—
	Severance(3)	—	850,000	1,700,000	—	—
	Retirement plans(4)	—	44,327	88,654	—	—
	Continuation of health coverage(5)	—	24,642	45,965	—	—
	Continued group life insurance coverage(6)	—	2,415	4,830	—	—
	Total	—	1,331,722	2,751,603	787,743	—
Emilio Braghi	Short-Term Incentive Pay(1)	287,885	287,885	390,617	287,885	—
	Long-Term Incentive Plan(2)	1,493,641	1,451,018	1,861,244	1,861,244	—
	Severance(3)(8)	—	26,058	1,983,135	—	—
	Retirement plans(4)	—	—	268,068	—	—
	Continuation of health coverage(5)	—	—	41,269	—	—
	Continued group life insurance coverage(6)	—	—	—	—	—
	Total	1,781,526	1,764,961	4,544,333	2,149,129	—
________________________
(1)These amounts reflect the executives' actual AIP payment for fiscal 2025, or the annual incentive target in the case of a change in control.
(2)These amounts reflect the estimated value of the vested Hindalco SARs, Hindalco RSUs and Novelis PUs granted pursuant to our LTIP as follows: (i) with respect to the Hindalco SARs and Hindalco RSUs, estimated using the price per share of Hindalco stock on March 31, 2025 and (ii) with respect to the Novelis PUs, estimated using the applicable target award.
(3)These amounts are estimates of payments that would be paid pursuant to our Executive CIC Severance Plan, the Executive Severance Plan, the executive's offer letter or local law and practice, as applicable.
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
(7)These amounts represent $877,161 in legal severance that Mr. Nardocci would be entitled to under the FGTS for a termination without cause or retirement. Such amounts would be made in Brazilian real. The U.S. dollar amount included above was adjusted based on the March 31, 2025 exchange rate the of Brazilian real.
(8)This amount represents $26,058, which is the estimated cost of moving expenses that may be payable to Mr. Braghi, at the discretion of his manager, in connection with his relocation from Switzerland to Italy following termination of employment.

(9)These amounts are estimates of payments that would be paid to executives if they meet the criteria for Retirement based on the respective AIP and LTIP plan documents. Only Mr. Ahuja, Mr. Nardocci and Mr. Braghi are eligible for Retirement on March 31, 2025.
Director Compensation for Fiscal 2025
The Chairman of our Board is entitled to receive cash compensation equal to $250,000 per year, and the Chair of our Audit Committee is entitled to receive $175,000 per year. Each of our other non-employee directors is entitled to receive compensation equal to $150,000 per year, plus an additional $5,000 if they are a member of our Audit Committee. Directors' fees are ordinarily paid in quarterly installments. Since July 2008, our Chairman, Mr. Birla, has declined to receive the director compensation to which he is entitled. Since April 2024, Mr. Satish Pai and Mr. Praveen Maheshwari have declined to receive the director compensation for which they are entitled.
The table below sets forth the total compensation earned by our directors for fiscal 2025 (other than Mr. Fisher, who does not receive any additional compensation for serving on the Board). In addition, all directors receive reimbursement for out of pocket expenses associated with attending Board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Gary Comerford	155,000
Thomas M. Connelly	155,000
Satish Pai	—
Vikas Sehgal	150,000
Donald A. Stewart	175,000
Praveen Maheshwari	—
Compensation Committee Interlocks and Insider Participation
In fiscal 2025, Mr. Thomas M. Connelly was the Chairman of the Compensation Committee. The other Compensation Committee members during all of the year were Mr. Satish Pai and Mr. Praveen Maheshwari. During fiscal 2025, none of our executive officers served as:
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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))
3.3	Certificate and Articles of Amendment, dated May 24, 2024 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 10-K/A filed on June 24, 2024 (File No. 001-32312))
3.4	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.2
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

4.3
Indenture relating to the 3.375% Senior Notes due 2029, dated March 31, 2021, between Novelis Sheet Ingot GmbH, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

4.4
Indenture relating to the 3.250% Senior Notes due 2026, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.5
Indenture relating to the 3.875% Senior Notes due 2031, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.6
Indenture relating to the 6.875% Senior Notes due 2030, dated as of January 13, 2025, among Novelis Corporation, the Company, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 14, 2025 (File No. 001-32312))

4.7
Loan Agreement, dated as of June 1, 2025, between Novelis Corporation and The Industrial Development Authority of Baldwin County (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 17, 2025 (File No. 001-32312))

4.8
Guaranty Agreement, dated as of June 17, 2025, by the guarantors named therein, in favor of Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 17, 2025 (File No. 001-32312))

10.1*	Novelis Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.2*	Novelis Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.3*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

10.4*#	Novelis Supplementary Pension Plan dated January 1, 2024 (Executive level plan for the benefit of Emilio Braghi)

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

10.10*#	Offer Letter between Novelis Inc. and Cary Chenanda, dated April 15, 2024
10.11
Credit Agreement, dated as of March 11, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))

10.12
Amendment No. 14 to Second Amended and Restated Credit Agreement, dated as of March 11, 2025, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))

10.13*#	Novelis Fiscal 2025 Annual Incentive Plan
10.14*#	Novelis 2025 Long-Term Incentive Plan
10.15*	Novelis 2024 Executive Long-Term Incentive Plan
10.16*	Novelis 2023 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K/A filed on June 16, 2023 (File No. 001-32312))
10.17*	Novelis 2022 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K/A filed on June 3, 2022 (File No. 001-32312))
97	Novelis Inc. Clawback Policy dated as of June 23, 2024 (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))
21.1	List of Subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on May 12, 2025 (File No. 001-32312))
31.1#	Section 302 Certification of Principal Executive Officer
31.2#	Section 302 Certification of Principal Financial Officer
32.1#	Section 906 Certification of Principal Executive Officer
32.2#	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 25, 2025