Form 10-Q
period 2025-06-30
Novelis Inc.
filed 2025-08-11
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
As of August 8, 2025, the registrant had 600,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
AluInfra	AluInfra Services SA
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2026	Fiscal year ended March 31, 2026(1)
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity
2025 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 12, 2025
_________________________
(1)Analogous convention is used for the fiscal years prior and subsequent to March 31, 2026.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2025	2024
Net sales	$4,717	$4,187
Cost of goods sold (exclusive of depreciation and amortization)	4,076	3,481
Selling, general and administrative expenses	175	181
Depreciation and amortization	148	140
Interest expense and amortization of debt issuance costs	67	72
Research and development expenses	22	25
Restructuring and impairment expenses, net	85	19
Equity in net income of non-consolidated affiliates	(1)	(1)
Other (income) expenses, net	(1)	60
	4,571	3,977
Income before income tax provision	146	210
Income tax provision	50	60
Net income	96	150
Net loss attributable to noncontrolling interests	—	(1)
Net income attributable to our common shareholder	$96	$151
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2025	2024
Net income	$96	$150
Other comprehensive income (loss):
Currency translation adjustment	213	(22)
Net change in fair value of effective portion of cash flow hedges	(38)	(32)
Net change in pension and other benefits	(5)	(3)
Other comprehensive income (loss) before income tax effect	170	(57)
Income tax benefit related to items of other comprehensive income (loss)	(10)	(10)
Other comprehensive income (loss), net of tax	180	(47)
Comprehensive income	276	103
Comprehensive loss attributable to noncontrolling interests, net of tax	—	(1)
Comprehensive income attributable to our common shareholder	$276	$104
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,074	$1,036
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of June 30, 2025, and March 31, 2025)	2,120	2,073
— related parties	178	136
Inventories	3,293	3,054
Prepaid expenses and other current assets	238	234
Fair value of derivative instruments	165	176
Assets held for sale	21	6
Total current assets	7,089	6,715
Property, plant and equipment, net	7,148	6,851
Goodwill	1,079	1,074
Intangible assets, net	502	509
Investment in and advances to non-consolidated affiliates	998	912
Deferred income tax assets	190	188
Other long-term assets
— third parties	296	263
— related parties	4	3
Total assets	$17,306	$16,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$33	$32
Short-term borrowings	320	348
Accounts payable
— third parties	3,703	3,687
— related parties	322	275
Fair value of derivative instruments	131	106
Liabilities held for sale	15	—
Accrued expenses and other current liabilities	654	666
Total current liabilities	5,178	5,114
Long-term debt, net of current portion	6,230	5,773
Deferred income tax liabilities	303	295
Accrued postretirement benefits	541	534
Other long-term liabilities	298	284
Total liabilities	12,550	12,000
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of June 30, 2025, and March 31, 2025	—	—
Additional paid-in capital	1,073	1,108
Retained earnings	3,851	3,755
Accumulated other comprehensive loss	(178)	(358)
Total equity of our common shareholder	4,746	4,505
Noncontrolling interests	10	10
Total equity	4,756	4,515
Total liabilities and equity	$17,306	$16,515
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2025	2024
OPERATING ACTIVITIES
Net income	$96	$150
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	148	140
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(8)	(18)
Loss on sale or disposal of assets, net	2	1
Non-cash restructuring and impairment charges	54	15
Deferred income taxes, net	6	(1)
Equity in net income of non-consolidated affiliates	(1)	(1)
Loss (gain) on foreign exchange remeasurement of debt	20	(1)
Amortization of debt issuance costs and carrying value adjustments	4	3
Non-cash charges related to Sierre flooding	—	40
Other, net	—	3
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	20	(284)
Inventories	(132)	(264)
Accounts payable	(59)	364
Other assets	12	1
Other liabilities	(57)	(74)
Net cash provided by operating activities	$105	$74
INVESTING ACTIVITIES
Capital expenditures	$(386)	$(348)
Outflows from investment in and advances to non-consolidated affiliates, net	(4)	(7)
Outflows from the settlement of derivative instruments, net	(13)	(2)
Other	3	3
Net cash used in investing activities	$(400)	$(354)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$463	$50
Principal payments of long-term and short-term borrowings	(4)	(55)
Revolving credit facilities and other, net	(105)	(134)
Debt issuance costs	(8)	—
Return of capital to our common shareholder	(35)	—
Net cash provided by (used in) financing activities	$311	$(139)
Net increase (decrease) in cash, cash equivalents and restricted cash	16	(419)
Effect of exchange rate changes on cash	22	(8)
Cash, cash equivalents and restricted cash – beginning of period	1,041	1,322
Cash, cash equivalents and restricted cash – end of period	$1,079	$895

Cash and cash equivalents	$1,074	$886
Restricted cash (included in other long-term assets)	5	9
Cash, cash equivalents and restricted cash – end of period	$1,079	$895

Supplemental Disclosures:
Accrued capital expenditures	$224	$178
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	151	—	—	151
Net loss attributable to noncontrolling interests	—	—	—	—	—	(1)	(1)
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	(22)	—	(22)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive income (loss)	—	—	—	—	(23)	—	(23)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(2)	—	(2)
Balance as of June 30, 2024	600,000,000	$—	$1,108	$3,223	$(428)	$10	$3,913
	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
Net income attributable to our common shareholder	—	—	—	96	—	—	96
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	213	—	213
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive income (loss)	—	—	—	—	(29)	—	(29)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(4)	—	(4)
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of June 30, 2025	600,000,000	$—	$1,073	$3,851	$(178)	$10	$4,756
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
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of June 30, 2025, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Basis of Presentation
The condensed consolidated balance sheet data as of March 31, 2025, was derived from the March 31, 2025, audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2025 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all required criteria are met. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our condensed consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. During the three months ended June 30, 2025, the Company classified $15 million as assets held for sale and $15 million as liabilities held for sale. As of June 30, 2025, the Company had assets held for sale of $21 million and liabilities held for sale of $15 million. As of March 31, 2025, the Company had assets held for sale of $6 million.
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On June 30, 2025, and March 31, 2025, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $867 million and $850 million, respectively.

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
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the three months ended June 30, 2025, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three months ended June 30, 2025 and June 30, 2024, totaled a net expense of $85 million and $19 million, respectively.
The following table summarizes our restructuring liability activity.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net(1)	47	8	20	1	9	85
Cash payments	(5)	(1)	(1)	—	(3)	(10)
Other(2)	(35)	1	(19)	—	—	(53)
Restructuring liability balance as of June 30, 2025(3)	$27	$9	$—	$7	$7	$50

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
Restructuring and impairment expenses, net	19	—	—	—	—	19
Cash payments	(4)	(1)	—	—	—	(5)
Other(2)	(16)	—	—	—	—	(16)
Restructuring liability balance as of June 30, 2024(3)	$15	$1	$—	$6	$—	$22
____________________
(1)Restructuring and impairment expenses, net for the three months ended June 30, 2025 includes $83 million, which is net of $11 million pension curtailment and settlement gains, related to the 2025 Structural Cost Improvement and Efficiency Plan, as described below.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. For the three months ended June 30, 2025 and June 30, 2024, impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses included in restructuring and impairment expenses, net were $54 million and $15 million, respectively.
(3)As of June 30, 2025, the restructuring liability totaled $50 million, with $29 million included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities on our accompanying condensed consolidated balance sheet. As of June 30, 2024, the restructuring liability totaled $22 million, with $5 million included in accrued expenses and other current liabilities and the remainder was within other long-term liabilities on our condensed consolidated balance sheet.
Restructuring and impairment expenses, net for the three months ended June 30, 2025 of $85 million consist of $65 million in accelerated depreciation charges and $20 million in employee-related and other restructuring expenses, net of pension curtailment and settlement gains.
Restructuring and impairment expenses, net for the three months ended June 30, 2024 of $19 million consist of $15 million in accelerated depreciation charges and $4 million in employee-related and other restructuring expenses. In the first quarter of fiscal 2025, the Company recorded approximately $18 million in charges for restructuring activities related to the closure of the cold rolling and finishing plant in Buckhannon, West Virginia, which consisted primarily of charges for accelerated depreciation and employee-related restructuring expenses.
2025 Structural Cost Improvement and Efficiency Plan
In fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies through the 2025 Structural Cost Improvement and Efficiency Plan (the "2025 Efficiency Plan").

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	Other Operations	Total
Charges recognized in the three months ended June 30, 2025
Employee-related expenses	$8	$8	$1	$8	$25
Accelerated depreciation	46	—	19	—	65
Pension curtailment and settlement gains	(11)	—	—	—	(11)
Other	3	—	—	1	4
Total restructuring charges	$46	$8	$20	$9	$83

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$2

Cumulative restructuring charges through June 30, 2025	$48	$8	$20	$9	$85

The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet and were as follows:

in millions	North America	Europe	Asia	Other Operations	Total
Liability balance as of March 31, 2025	$2	$—	$—	$—	$2
Expenses recognized	8	8	1	8	25
Cash payments	—	—	(1)	(1)	(2)
Liability balance as of June 30, 2025	$10	$8	$—	$7	$25

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of shutting down the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant", respectively) in the North America segment and idling one of the two automotive finishing line at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. In April 2025, the Company entered into a non-binding letter of intent with a third party to dispose of the Fairmont plant by sale and the plan to close the facility were suspended. However, the plan of sale did not materialize and the Company reverted to the original plan to cease operations at the plant in the first quarter of fiscal 2026. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $44 million, consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.
The Company is in the process of idling one of the two Changzhou plant automotive finishing lines and has recognized restructuring costs of $20 million in the three months ended June 30, 2025, consisting of accelerated depreciation and employee-related expenses. In the second quarter of fiscal 2026, the Company expects to recognize total pre-tax charges associated with the actions at the Changzhou plant consisting primarily of charges for accelerated depreciation in the range of $20 million to $25 million.
Additionally, in the first quarter of fiscal 2026, the Company recognized $19 million in charges related to SG&A cost reduction actions, consisting primarily of $18 million in employee-related expenses across the regions other than Asia and South America. The Company did not recognize any material charges in connection with the 2025 Efficiency Plan in the South America region through June 30, 2025.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2026 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	June 30, 2025	March 31, 2025
Finished goods	$790	$697
Work in process	1,427	1,349
Raw materials	775	722
Supplies	301	286
Inventories	$3,293	$3,054

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

in millions	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$15	$4
Accounts receivable, net	8	9
Inventories	122	129
Prepaid expenses and other current assets	7	8
Total current assets	152	150
Property, plant and equipment, net	102	101
Goodwill	12	12
Deferred income tax assets	36	36
Other long-term assets	4	3
Total assets	$306	$302
LIABILITIES
Current liabilities:
Accounts payable	$160	$134
Accrued expenses and other current liabilities	25	37
Total current liabilities	185	171
Accrued postretirement benefits	92	102
Other long-term liabilities	3	2
Total liabilities	$280	$275

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2025, Novelis and Kobe both hold a 50% interest in UAL. During the three months ended June 30, 2025 and 2024, we made additional contributions to UAL in the amount of $6 million and $9 million, respectively.
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

	Three Months Ended June 30,
in millions	2025	2024
Net sales	$447	$399
Costs and expenses related to net sales	445	386
Income tax provision	1	3
Net income	$1	$10

Purchases of tolling services from Alunorf	$79	$75
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2025	March 31, 2025
Accounts receivable, net — related parties	$178	$136
Other long-term assets — related parties	4	3
Accounts payable — related parties	322	275

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three months ended June 30, 2025 and 2024, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. As of June 30, 2025, and March 31, 2025, there was $1 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2025.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	June 30, 2025				March 31, 2025
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	4.86%	$320	$—	$320	$348	$—	$348
Floating rate Term Loans, due March 2032	6.30%	1,247	(17)	1,230	1,250	(16)	1,234
3.25% Senior Notes, due November 2026	3.25%	750	(3)	747	750	(3)	747
3.375% Senior Notes, due April 2029	3.375%	587	(6)	581	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(14)	1,586	1,600	(15)	1,585
6.875% Senior Notes, due January 2030	6.875%	750	(11)	739	750	(11)	739
3.875% Senior Notes, due August 2031	3.875%	750	(7)	743	750	(7)	743
China Bank Loans, due August 2027	2.75%	42	—	42	41	—	41
China Loan, due September 2027	2.80%	14	—	14	13	—	13
China Loan, due November 2027	2.70%	21	—	21	21	—	21
China Loan, due December 2027	2.60%	21	—	21	21	—	21
Sierre Loan, due October 2027	0.47%	126	—	126	113	—	113
Series 2025A Bonds, due June 2032(3)	5.00%	400	(4)	396	—	—	—
Finance lease obligations and other debt, due through April 2040	4.66%	17	—	17	15	—	15
Total debt		$6,645	$(62)	$6,583	$6,212	$(59)	$6,153
Less: Short-term borrowings		(320)	—	(320)	(348)	—	(348)
Less: Current portion of long-term debt		(33)	—	(33)	(32)	—	(32)
Long-term debt, net of current portion		$6,292	$(62)	$6,230	$5,832	$(59)	$5,773
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2025, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)The Series 2025A Bonds, as defined below, accrue interest at a fixed annual rate of 5%, ending with a mandatory tender for purchase on June 1, 2032. The Series 2025A Bonds will mature on June 1, 2055.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2025, for our debt denominated in foreign currencies are as follows (in millions).

As of June 30, 2025	Amount
Short-term borrowings and current portion of long-term debt due within one year	$353
2 years	784
3 years	206
4 years	601
5 years	2,364
Thereafter	2,337
Total	$6,645
Short-Term Borrowings
As of June 30, 2025, our short-term borrowings totaled $320 million, which consisted of $200 million in short-term Brazil loans, $95 million of borrowings on our ABL Revolver, $13 million in short-term China loans (CNY 92 million), and $12 million in other short-term borrowings.
The weighted average interest rate on the short-term borrowings was 4.86% and 6.54% as of June 30, 2025, and March 31, 2025, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Term Loan Facility
In March 2025, we entered into a secured term loan credit facility (the "Term Loan Facility"). The Term Loan Facility provided Novelis with $1.25 billion of proceeds (the "2025 Term Loans"). The proceeds of the 2025 Term Loans were used to repay $741 million and $481 million of the previously-issued term loans due September 2026 and March 2028, respectively, with remaining balance for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $16 million for the 2025 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2025 Term Loans mature on March 11, 2032, are subject to 0.25% quarterly amortization payments and accrue interest at three-month Term SOFR, as applicable, plus 2.00%, payable at the end of each three-month interest period.
As of June 30, 2025, we were in compliance with the covenants of our Term Loan Facility.
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
In March 2025, the Company amended the ABL Revolver facility in connection with the Term Loan Facility entered into in March 2025. The amendment made certain changes to the ABL Revolver that give the Company additional flexibility to operate its business and enter into various transactions and releases the Company’s parent, AV Minerals (Netherlands) N.V. from the restrictions under the ABL Revolver, as similarly contemplated by the Term Loan Facility.
As of June 30, 2025, we were in compliance with the covenants for our ABL Revolver.
As of June 30, 2025, we had $95 million in borrowings under the ABL Revolver and were in compliance with its debt covenants. We utilized $88 million of the ABL Revolver for letters of credit. We had availability of $1,806 million on the ABL Revolver, including $187 million of remaining availability that can be utilized for letters of credit.
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
As of June 30, 2025, we were in compliance with the covenants of our Senior Notes.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of June 30, 2025 and March 31, 2025, we had $42 million (CNY 300 million) and $41 million (CNY 300 million), respectively, of borrowings on our China bank loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of June 30, 2025 and March 31, 2025, we had $14 million (CNY 100 million) and $13 million (CNY 100 million), respectively, of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of June 30, 2025 and March 31, 2025, we had $21 million (CNY 150 million) of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of June 30, 2025 and March 31, 2025, we had $21 million (CNY 150 million) of borrowings on our loan.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of June 30, 2025 and March 31, 2025, we had $126 million (CHF 100 million) and $113 million (CHF 100 million), respectively, of borrowings on our loan.
Series 2025A Bonds
In June 2025, Novelis Corporation announced the issuance of $400 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025A Bonds") by the Industrial Development Authority of Baldwin County (the "Baldwin IDA"). The Series 2025A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the three months ended June 30, 2025. The proceeds from the Series 2025A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the construction of the Company's new greenfield rolling and recycling plant located in Bay Minette, Alabama. In connection with this transaction, we incurred debt issuance costs of $4 million, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2025A Bonds bear interest at 5.00% per annum, ending with a mandatory tender for purchase on June 1, 2032 (the "Mandatory Tender Date"). After the end of the initial term interest rate period on the Mandatory Tender Date, the Series 2025A Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. The interest rate will be reset at the end of each interest rate period. The Series 2025A Bonds will mature on June 1, 2055. The Company will make semiannual interest payments on the outstanding principal on January 15 and July 15 of each year, with the first such interest payment due on January 15, 2026. The Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of June 30, 2025, we were in compliance with the covenants under the Loan Agreement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the three months ended June 30, 2025, we granted 1,700,055 Hindalco phantom RSUs and 1,808,544 Hindalco SARs. Total share-based compensation expense was $2 million for the three months ended June 30, 2025. Total share-based compensation expense was $18 million for the three months ended June 30, 2024. As of June 30, 2025, the outstanding liability related to share-based compensation was $21 million.
The cash payments made to settle all Hindalco SAR liabilities were $1 million in the three months ended June 30, 2025 and 2024. Total cash payments made to settle RSUs were $28 million and $14 million in the three months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $9 million and $20 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.6 years and 1.8 years, respectively.

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
During the first quarter of fiscal 2026, the Company closed its Fairmont, West Virginia plant. Due to this closure, eligible participants in the Fairmont Pension Plan can elect to receive early retirement benefits. Currently, the Company is unable to estimate the number of participants who will do so. As such, no amounts were recorded during the first quarter for this. Additionally, eligible participants in the Fairmont Medical and Fairmont Death Benefit plans were offered and accepted the option to waive future medical and death benefits. This transaction and related remeasurement resulted in noncash curtailment and settlement gains totaling $11 million during the three months ended June 30, 2025.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2025	2024	2025	2024
Service cost	$5	$5	$—	$—
Interest cost	18	19	1	1
Expected return on assets	(20)	(19)	—	—
Amortization — losses, net	1	—	—	—
Amortization — prior service credit, net	(1)	(1)	(1)	(1)
Settlement and curtailment gain	—	—	(11)	—
Net periodic benefit cost(1)	$3	$4	$(11)	$—
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses. Settlement and curtailment gain for fiscal 2026 is due to the Fairmont plant closure and included in restructuring and impairment expenses, net. All other cost components are recorded within other (income) expenses, net.
The average expected long-term rate of return on all plan assets is 6.5% in fiscal 2026.
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

	Three Months Ended June 30,
in millions	2025	2024
Funded pension plans	$13	$23
Unfunded pension plans	4	4
Savings and defined contribution pension plans	18	18
Total contributions	$35	$45
During the remainder of fiscal 2026, we expect to contribute an additional $11 million to our funded pension plans, $14 million to our unfunded pension plans, and $47 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,
in millions	2025	2024
Losses (gains) on remeasurement of monetary assets and liabilities, net	$42	$(10)
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(41)	11
Currency losses, net	$1	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	June 30, 2025
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$44	$1	$(49)	$—	$(4)
Currency exchange contracts	35	1	(3)	—	33
Energy contracts	2	—	(1)	—	1
Interest rate swap contracts	—	—	—	(6)	(6)
Net investment hedges
Currency exchange contracts	—	—	—	(1)	(1)
Total derivatives designated as hedging instruments	$81	$2	$(53)	$(7)	$23
Derivatives not designated as hedging instruments:
Metal contracts	$52	$2	$(58)	$—	$(4)
Currency exchange contracts	32	2	(19)	(1)	14
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$84	$4	$(78)	$(1)	$9
Total derivative fair value	$165	$6	$(131)	$(8)	$32

	March 31, 2025
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$89	$4	$(5)	$—	$88
Currency exchange contracts	6	—	(27)	(1)	(22)
Energy contracts	6	—	(1)	—	5
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$106	$4	$(33)	$(6)	$71
Derivatives not designated as hedging instruments:
Metal contracts	$58	$1	$(56)	$(1)	$2
Currency exchange contracts	12	—	(17)	—	(5)
Total derivatives not designated as hedging instruments	$70	$1	$(73)	$(1)	$(3)
Total derivative fair value	$176	$5	$(106)	$(7)	$68
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of June 30, 2025, and March 31, 2025, the fair value of these contracts represented a liability of $14 million and a liability of $8 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	June 30, 2025	March 31, 2025
Hedge type
Purchase (sale)
Cash flow sales	(838)	(847)
Not designated	(127)	(135)
Total, net	(965)	(982)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $894 million and $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2025, and March 31, 2025, respectively.
We enter into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive income (loss) under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other (income) expenses, net. We had a total notional amount of $181 million in outstanding foreign currency forwards designated as net investment hedges as of June 30, 2025.
As of June 30, 2025, and March 31, 2025, we had outstanding foreign currency exchange contracts with a total notional amount of $1.5 billion, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third quarter of fiscal 2026 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of June 30, 2025, and March 31, 2025, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional amount of 5 million MMBtu designated as cash flow hedges as of June 30, 2025, and the fair value was an asset of $1 million. There was a notional amount of 5 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2025, and the fair value was an asset of $5 million. As of June 30, 2025, we had a notional amount of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2025, we had a notional amount of less than 1 million MMBtu and the fair value was an asset of less than $1 million. The average for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 5 million gallons designated as cash flow hedges as of June 30, 2025, and the fair value was a liability of less than $1 million. There was a notional amount of 7 million gallons designated as cash flow hedges as of March 31, 2025, and the fair value was a liability of less than $1 million. As of June 30, 2025 and March 31, 2025 there was no notional amount remaining that was not designated as hedges. In Europe, as of June 30, 2025, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2025, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended June 30
in millions	2025	2024
Derivative instruments not designated as hedges
Metal contracts	$(13)	$15
Currency exchange contracts	(38)	15
Energy contracts(1)	1	—
(Gain) loss recognized in other (income) expenses, net	(50)	30
Derivative instruments designated as hedges
Gain recognized in other (income) expenses, net(1)	(3)	—
Total (gain) loss recognized in other (income) expenses, net	$(53)	$30

(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	$(41)	$11
Realized (gains) losses on change in fair value of derivative instruments, net	(20)	26
Unrealized losses (gains) on change in fair value of derivative instruments, net	8	(7)
Total (gain) loss recognized in other (income) expenses, net	$(53)	$30
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $12 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)
	Three Months Ended June 30,
in millions	2025	2024
Cash flow hedging derivatives
Metal contracts	$(4)	$(120)
Currency exchange contracts	64	(36)
Energy contracts	(5)	—
Interest rate swap contracts	(1)	2
Total cash flow hedging derivatives	$54	$(154)
Net investment derivatives
Currency exchange contracts	(17)	3
Total	$37	$(151)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2025	2024
Cash flow hedging derivatives
Energy contracts(1)	$—	$(2)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	99	(116)	Net sales
Currency exchange contracts	(2)	—	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	—	(4)	Net sales
Currency exchange contracts	(1)	(1)	Depreciation and amortization
Interest rate swap contracts	—	1	Interest expense and amortization of debt issuance costs
Total	$96	$(122)	Income before income tax provision
	(26)	32	Income tax (benefit) provision
	$70	$(90)	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
For the period ended June 30, 2025, there was $2 million excluded from the assessment of effectiveness recognized in earnings related to net investment hedges. The component excluded from effectiveness assessment of net investment hedges is forward points related to the hedges. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended June 30, 2025, and 2024.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income before reclassifications	213	41	8	262
Amounts reclassified from accumulated other comprehensive loss, net	—	(70)	(12)	(82)
Net current-period other comprehensive income (loss)	213	(29)	(4)	180
Balance as of June 30, 2025	$(165)	$(13)	$—	$(178)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(22)	(113)	—	(135)
Amounts reclassified from accumulated other comprehensive loss, net	—	90	(2)	88
Net current-period other comprehensive loss	(22)	(23)	(2)	(47)
Balance as of June 30, 2024	$(362)	$(85)	$19	$(428)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2025, and March 31, 2025, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2025, and March 31, 2025. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2025		March 31, 2025
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$99	$(107)	$152	$(62)
Currency exchange contracts	70	(24)	23	(45)
Energy contracts	2	(2)	6	(1)
Interest rate swap contracts	—	(6)	—	(5)
Total level 2 instruments	$171	$(139)	$181	$(113)
Netting adjustment(1)	(67)	67	(59)	59
Total net	$104	$(72)	$122	$(54)
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

	June 30, 2025		March 31, 2025
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$4	$4	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	6,246	6,170	5,790	5,652
Additionally, our condensed consolidated balance sheet as of June 30, 2025, includes a note receivable in the amount of $46 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following.

	Three Months Ended June 30,
in millions	2025	2024
Sierre flood
Fixed asset charges	$—	$30
Inventory charges	—	10
Repairs and clean-up costs	4	—
Excess costs to fulfill customer contracts(1)	2	—
Sierre flood losses, net of recoveries	6	40
Currency losses, net(2)	1	1
Unrealized losses (gains) on change in fair value of derivative instruments, net(3)	8	(7)
Realized (gains) losses on change in fair value of derivative instruments, net(3)	(20)	26
Loss on sale or disposal of assets, net	2	1
Interest income	(5)	(8)
Non-operating net periodic benefit cost(4)	(2)	(1)
Other, net	9	8
Other (income) expenses, net	$(1)	$60
_________________________
(1)Excess costs to fulfill customer contracts consist of freight costs incurred to reroute material to fulfill customer contracts.
(2)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(3)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(4)Represents net periodic benefit cost, exclusive of pension curtailment and settlement gains and service cost for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.

On June 30, 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations were halted for several weeks. Plant operations fully resumed during fiscal 2025. As a result of this event, the Company recognized repairs and clean-up of $4 million and excess costs to fulfill customer contracts of $2 million during the three months ended June 30, 2025, and fixed asset charges of $30 million and inventory charges of $10 million during the three months ended June 30, 2024.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended June 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits. For the three months ended June 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and income not subject to tax.
As of June 30, 2025, we had a net deferred tax liability of $113 million. This amount included gross deferred tax assets of approximately $1.3 billion and a valuation allowance of $630 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
On July 18, 2025, the German bill titled the Act for an Immediate Tax Investment Programme to Strengthen Germany as a Business Location was enacted. The legislation introduces several changes to German income tax law, including a gradual reduction of the corporate tax rate to 10%, effective from January 1, 2028. The Company is currently assessing the potential impact of this reform.
Tax Uncertainties
Certain tax filings for fiscal 2007 through fiscal 2024 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before fiscal 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In June 2025, we received a final tax assessment for the fiscal 2017 through fiscal 2020 tax audits in Aleris Germany. During the three months ended June 30, 2025, certain other estimates and assumptions associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $95 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2025, and March 31, 2025 were $38 million. Of the total $38 million as of June 30, 2025, $15 million is associated with an environmental reserve, $19 million is associated with undiscounted environmental clean-up costs, and $4 million is associated with restructuring actions. As of June 30, 2025, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $36 million as of June 30, 2025, and $34 million as of March 31, 2025. As of June 30, 2025, the $36 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
North America. Headquartered in Atlanta, Georgia, this segment operates 13 plants, including seven with recycling operations, in two countries.
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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2025 Form 10-K.
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
We measure the profitability and financial performance of our operating segments based on Adjusted EBITDA. Adjusted EBITDA provides a measure of our underlying segment results that is in line with our approach to risk management. We define Adjusted EBITDA as earnings before (a) depreciation and amortization; (b) interest expense and amortization of debt issuance costs; (c) interest income; (d) unrealized gains (losses) on change in fair value of derivative instruments, net, except for foreign currency remeasurement hedging activities, which are included in Adjusted EBITDA; (e) impairment of goodwill; (f) (gain) loss on extinguishment of debt, net; (g) noncontrolling interests' share; (h) adjustments to reconcile our proportional share of Adjusted EBITDA from non-consolidated affiliates to income as determined on the equity method of accounting; (i) restructuring and impairment expenses (reversals), net; (j) gains or losses on disposals of property, plant and equipment and businesses, net; (k) other costs, net; (l) litigation settlement, net of insurance recoveries; (m) sale transaction fees; (n) income tax provision (benefit); (o) cumulative effect of accounting change, net of tax; (p) metal price lag; (q) business acquisition and other related costs; (r) purchase price accounting adjustments; (s) income (loss) from discontinued operations, net of tax; (t) loss on sale of discontinued operations, net of tax; and (u) start-up costs.
Beginning in the first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette, Alabama plant.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
Selected Operating Results Three Months Ended June 30, 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$2,022	$1,258	$681	$635	$4,596
Net sales – intersegment	—	—	171	30	201
Total net sales	$2,022	$1,258	$852	$665	$4,797

Reconciliation of net sales
Other revenues(1)					$121
Elimination of intersegment net sales					(201)
Consolidated net sales					$4,717

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,814	$1,144	$730	$521
Selling, general and administrative expenses	74	51	28	19
Other segment items(2)	1	(7)	1	6
Adjusted EBITDA	$133	$70	$93	$119
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

in millions
Selected Operating Results Three Months Ended June 30, 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$1,730	$1,168	$599	$580	$4,077
Net sales – intersegment	—	9	117	33	159
Total net sales	$1,730	$1,177	$716	$613	$4,236

Reconciliation of net sales
Other revenues(1)					$110
Elimination of intersegment net sales					(159)
Consolidated net sales					$4,187

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,459	$1,009	$584	$454
Selling, general and administrative expenses	76	52	28	26
Other segment items(2)	12	26	12	1
Adjusted EBITDA	$183	$90	$92	$132
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended June 30, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$63	$44	$25	$22	$154	$(6)	$148
Income tax (benefit) provision	(3)	8	7	22	34	16	50
Capital expenditures	321	30	15	28	394	(8)	386

Selected Operating Results Three Months Ended June 30, 2024
Depreciation and amortization	$58	$41	$23	$22	$144	$(4)	$140
Income tax (benefit) provision	6	8	19	25	58	2	60
Capital expenditures	303	30	11	14	358	(10)	348

in millions
June 30, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$590	$408	$—	$998	$—	$998
Total assets	6,953	4,548	2,313	2,110	15,924	1,382	17,306

March 31, 2025
Investment in and advances to non–consolidated affiliates	$—	$542	$370	$—	$912	$—	$912
Total assets	6,638	4,303	2,163	2,155	15,259	1,256	16,515

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended June 30,
in millions	2025	2024
North America	$133	$183
Europe	70	90
Asia	93	92
South America	119	132
Eliminations and Other	1	3
Adjusted EBITDA	$416	$500
Depreciation and amortization	(148)	(140)
Interest expense and amortization of debt issuance costs	(67)	(72)
Adjustment to reconcile proportional consolidation(1)	(14)	(13)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(8)	7
Realized gains (losses) on derivative instruments not included in Adjusted EBITDA(2)	3	(2)
Restructuring and impairment, net	(85)	(19)
Loss on sale of assets, net	(2)	(1)
Metal price lag	69	(7)
Sierre flood losses, net of recoveries(3)	(6)	(40)
Start-up costs(4)	(5)	—
Other, net	(7)	(3)
Income from continuing operations before income tax provision	$146	$210
Income tax provision	(50)	(60)
Net income attributable to noncontrolling interests	—	1
Net income attributable to our common shareholder	$96	$151
_________________________
(1)Adjustment to reconcile proportional consolidation relates to depreciation, amortization, and income taxes of our equity method investments. Income taxes related to our equity method investments are reflected in the carrying value of the investment and not in our consolidated income tax provision.
(2)Realized gains (losses) on derivative instruments not included in Adjusted EBITDA represents foreign currency derivatives not related to operations.
(3)Sierre flood losses, net of recoveries relate to non-recurring non-operating charges from exceptional flooding at our Sierre, Switzerland plant caused by unprecedented heavy rainfall, net of the related property insurance recoveries. See Note 13 – Other Expenses (Income), Net for additional information about this event.
(4)In the quarter ended June 30, 2025, we incurred $5 million of start-up costs related to the construction of a rolling and recycling plant in Bay Minette, Alabama. All of these costs are included in Selling, general and administrative expenses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended June 30,
in millions	2025	2024
Beverage packaging	$2,494	$2,033
Automotive	1,034	980
Aerospace and industrial plate	176	160
Specialty	1,013	1,014
Net sales	$4,717	$4,187
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended June 30,
	2025	2024
Ball	15%	16%
Primary Supplier
Rio Tinto is our largest supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended June 30,
	2025	2024
Purchases from Rio Tinto as a percentage of total combined metal purchases	8%	9%

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
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. For the three months ended June 30, 2025, we had total shipment volumes of 1,006 kt and net sales of $4.7 billion. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
BUSINESS AND INDUSTRY CLIMATE
We believe the long-term trends for flat-rolled aluminum products remain strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics. In support of these long-term market demand trends, we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments underway or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. Of this spend, $4.1 billion is targeted toward the construction of a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama.
Increasing customer preference for sustainable packaging options continues to drive strong demand for infinitely recyclable aluminum beverage packaging worldwide in both the near-term and over the long-term. However, unpredictable tariffs, international trade uncertainty, and elevated interest rates are generating volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, increase direct costs for Novelis and could undermine demand for aluminum. While we believe the long-term demand trends for automotive, building and construction, and other specialty aluminum flat rolled products will continue to grow due to increased consumer preference for lightweight, sustainable materials, near-term demand in some markets is constrained in this current uncertain macro-economic environment. In addition, demand for aerospace aluminum plate and sheet also remains favorable due to significant aircraft industry order backlogs for key OEMs, but their ability to produce has been constrained by OEM supply chain instability.

In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. While prices have recently moderated in some regions, intensifying competition for scrap aluminum creates significant pressure on scrap pricing and reduces the financial benefit of utilizing scrap in our production process. We are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will continue to pressure our production costs in the near-term.
To further align with our strategic vision to lead the industry with first-mover investments to drive circularity, as well as in response to the scrap supply and demand imbalances, in fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $300 million in annualized savings by the end of fiscal 2028. For the three months ended June 30, 2025, we recognized restructuring charges of $83 million, bringing the cumulative costs of the 2025 Efficiency Plan to $85 million. See Note 2 – Restructuring and Impairment for further discussion.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our recently announced 2030 goals (1) aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and (2) aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from 63% in fiscal 2025; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol.
To increase the use of recycled content in our products, we engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 22 plants globally, and 15 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $3.0 billion of liquidity as of June 30, 2025.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to be in the range of $1.9 to $2.2 billion for fiscal 2026, as spending for a number of announced strategic capital projects is now ramping up. This includes approximately $300 million for expected maintenance spend.
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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended June 30,		Percent Change
	2025	2024
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,519	$2,270	11%
Average cash price during period	2,447	2,519	(3)
Closing cash price as of end of period	2,593	2,486	4
The weighted average LMPs are as follows.

	Three Months Ended June 30,		Percent Change
	2025	2024
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$667	$318	110%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2025	March 31, 2025	2025	2024
Euro per U.S. dollar	0.852	0.926	0.871	0.930
Brazilian real per U.S. dollar	5.457	5.742	5.609	5.324
South Korean won per U.S. dollar	1,356	1,467	1,392	1,381
Canadian dollar per U.S. dollar	1.364	1.439	1.374	1.369
Swiss franc per euro	0.935	0.956	0.934	0.974
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

RESULTS OF OPERATIONS
For the three months ended June 30, 2025, we reported net income attributable to our common shareholder of $96 million, a decrease of 36% compared to $151 million in the comparable prior year period, and total Adjusted EBITDA of $416 million, a decrease of 17% compared to $500 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period was primarily driven by higher scrap prices creating a less favorable metal benefit compared to the prior year, tariffs, and unfavorable product mix from lower automotive and specialty shipments. These headwinds were partially offset by higher beverage packaging shipments, higher product pricing and lower SG&A costs.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025	June 30, 2025
Net sales	$4,187	$4,295	$4,080	$4,587	$17,149	$4,717
Percentage (decrease) increase in net sales versus comparable prior year period	2%	5%	4%	13%	6%	13%
Rolled product shipments:
North America	388	396	360	375	1,519	389
Europe	263	233	226	265	987	262
Asia	194	198	186	201	779	215
South America	154	162	166	164	646	156
Eliminations	(48)	(44)	(34)	(48)	(174)	(59)
Total	951	945	904	957	3,757	963

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	5%	2%	(1)%	(4)%	—%	—%
Europe	5	(9)	(2)	8	1	—
Asia	10	13	6	10	10	11
South America	29	13	(6)	—	7	1
Total	8%	1%	(1)%	1%	2%	1%
Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024
Net sales was $4.7 billion for the three months ended June 30, 2025, an increase of 13% from $4.2 billion in the comparable prior year period, primarily due to a 110% increase in average LMP, metal price hedging activities with a favorable period-on-period impact of $215 million, and a 1% increase in total flat rolled product shipments, partially offset by a 3% decrease in average LME prices. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $146 million for the three months ended June 30, 2025, a decrease of 30% from $210 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $4.1 billion for the three months ended June 30, 2025, an increase of 17% from $3.5 billion in the comparable prior year period, primarily due to higher aluminum pricing driven by unfavorable scrap pricing and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $549 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $175 million for the three months ended June 30, 2025, a decrease of 3% from $181 million in the comparable prior year period, primarily due to lower variable compensation costs and lower factoring costs.
Depreciation and Amortization
Depreciation and amortization was $148 million in the three months ended June 30, 2025, an increase of 6% from $140 million in the comparable prior year period.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $67 million for the three months ended June 30, 2025, a decrease of 7% from $72 million in the comparable prior year period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $85 million and $19 million for the three months ended June 30, 2025, and 2024, respectively. The increase in restructuring expense is primarily driven by the charges of $83 million in the three months ended June 30, 2025 related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details. In the three months ended June 30, 2024, restructuring and impairment expenses, net related to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $18 million.
Other (Income) Expense, Net
Other (income) expenses, net was income of $1 million and an expense of $60 million for the three months ended June 30, 2025, and 2024, respectively. The change was primarily due to charges related to the Sierre flood of $6 million in the current period compared to $40 million in the prior year period, the Company incurring unrealized losses on the change in fair value of derivative instruments, net of $8 million in the current period, compared to gains of $7 million in the prior year period, and the Company incurring realized gains on the change in fair value of derivative instruments, net of $20 million in the current period, compared to losses of $26 million in the prior year period.
Taxes
We recognized $50 million of income tax provision for the three months ended June 30, 2025. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits. We recognized $60 million of income tax provision in the comparable prior period.
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

Selected Operating Results Three Months Ended June 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,022	$1,258	$852	$665	$(80)	$4,717
Shipments (in kt):
Rolled products – third party	389	262	164	148	—	963
Rolled products – intersegment	—	—	51	8	(59)	—
Total rolled products	389	262	215	156	(59)	963
Non-rolled products	5	12	1	25	—	43
Total shipments	394	274	216	181	(59)	1,006

Selected Operating Results Three Months Ended June 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,730	$1,177	$716	$613	$(49)	$4,187
Shipments (in kt):
Rolled products – third party	388	261	159	143	—	951
Rolled products – intersegment	—	2	35	11	(48)	—
Total rolled products	388	263	194	154	(48)	951
Non-rolled products	3	25	2	24	1	55
Total shipments	391	288	196	178	(47)	1,006
The following table reconciles changes in Adjusted EBITDA for the three months ended June 30, 2024, to the three months ended June 30, 2025.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended June 30, 2024	$183	$90	$92	$132	$3	$500
Volume	2	—	20	3	(10)	15
Conversion premium and product mix	2	(9)	(12)	6	6	(7)
Conversion costs	(54)	(16)	(9)	(30)	3	(106)
Foreign exchange	1	9	3	3	—	16
Selling, general & administrative and research & development costs(2)	5	3	(1)	6	—	13
Other changes	(6)	(7)	—	(1)	(1)	(15)
Adjusted EBITDA - Three Months Ended June 30, 2025	$133	$70	$93	$119	$1	$416
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

North America
Net sales increased $292 million, or 17%, primarily driven by higher average LMP aluminum prices, as rolled product shipments were effectively in line with the prior year period. Higher beverage packaging shipments were offset by lower specialty and automotive shipments. Adjusted EBITDA was $133 million, a decrease of 27%, primarily driven by lower metal benefit from higher scrap pricing, net tariffs, and unfavorable product mix, partially offset by higher product pricing.
Europe
Net sales increased $81 million, or 7%, primarily driven by favorable impact from metal price hedging activities as rolled product shipments were effectively in line with the prior year period. Lower automotive and aerospace shipments were offset by higher beverage packaging shipments. Adjusted EBITDA was $70 million, a decrease of 22%, primarily driven by less favorable metal benefits from higher scrap pricing and unfavorable product mix, partially offset by favorable foreign exchange.
Asia
Net sales increased $136 million, or 19%, primarily driven by an 11% increase in rolled product shipments and favorable impact from metal price hedging activities. The increase in shipments was driven mainly by higher beverage packaging and aerospace shipments, partially offset by lower shipments of automotive and specialty products. Adjusted EBITDA was $93 million, an increase of 1%, primarily driven by higher volume, partially offset by less favorable metal benefits from higher scrap pricing, and unfavorable product mix. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass-through in price to customers.

South America
Net sales increased $52 million, or 8%, primarily driven by a 1% increase in rolled product shipments and favorable impact from metal price hedging activities. The increase in shipments was mainly driven by higher beverage packaging shipments, partially offset by lower specialty shipments. Adjusted EBITDA was $119 million, a decrease of 10%, primarily driven by less favorable metal benefits from higher scrap pricing, partially offset by higher volume, favorable product mix and lower factoring costs in SG&A.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $3.0 billion of liquidity as of June 30, 2025. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, and senior notes. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of June 30, 2025, and March 31, 2025, is as follows.

in millions	June 30, 2025	March 31, 2025
Cash and cash equivalents	$1,074	$1,036
Availability under committed credit facilities	1,958	1,739
Total available liquidity	$3,032	$2,775
The increase in total available liquidity relates to the increase in cash and cash equivalents and an increase in the availability under committed credit facilities resulting from lower borrowings on our ABL Revolver, primarily driven by inflows from financing activities during the current period. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of June 30, 2025, we held $7 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2025, we held $402 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2025, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.

Cash Flow Summary

	Three Months Ended June 30,
in millions	2025	2024	Change
Net cash provided by operating activities	$105	$74	$31
Net cash used in investing activities	(400)	(354)	(46)
Net cash provided by (used in) financing activities	311	(139)	450
Operating Activities
The increase in net cash provided by operating activities is primarily related to changes in working capital being more favorable in the three months ended June 30, 2025 compared to the three month ended June 30, 2024.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Three Months Ended June 30,
in millions	2025	2024	Change
Net cash provided by operating activities – continuing operations(1)	$105	$74	$31
Net cash used in investing activities – continuing operations(1)	(400)	(354)	(46)
Adjusted free cash flow	$(295)	$(280)	$(15)
Ending cash and cash equivalents	$1,074	$886	$188
_________________________
(1)For the three months ended June 30, 2025 and 2024, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $386 million during the three months ended June 30, 2025. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $348 million during the three months ended June 30, 2024.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2025 and 2024.

Three Months Ended
in millions	June 30, 2025
Short-term borrowings in Brazil	$50
Short-term borrowings in China	13
Series 2025A Bonds, due June 2032	400
Proceeds from issuance of long-term and short-term borrowings	$463

Three Months Ended
in millions	June 30, 2024
Short-term borrowings in Brazil	$50
Proceeds from issuance of long-term and short-term borrowings	$50

The following represents principal payments of long-term and short-term borrowings during the three months ended June 30, 2025, and 2024.

Three Months Ended
in millions	June 30, 2025
Floating rate Term Loans, due March 2032	$(3)
Finance leases and other repayments	(1)
Principal payments of long-term and short-term borrowings	$(4)

Three Months Ended
in millions	June 30, 2024
Short-term borrowings in Brazil	$(50)
Floating rate Term Loans, due September 2026	(2)
Floating rate Term Loans, due March 2028	(1)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(55)
The following represents inflows (outflows) from revolving credit facilities and other, net during the three months ended June 30, 2025, and 2024.

Three Months Ended
in millions	June 30, 2025
ABL Revolver	$(89)
China credit facility	(14)
Korea credit facility	(2)
Revolving credit facilities and other, net	$(105)

Three Months Ended
in millions	June 30, 2024
ABL Revolver	$(136)
China credit facility	2
Revolving credit facilities and other, net	$(134)
In addition to the activities shown in the tables above, we paid debt issuance costs of $8 million during the three months ended June 30, 2025. We also paid a return of capital to our common shareholder in the amount of $35 million during the three months ended June 30, 2025.

Non-Guarantor Information
As of June 30, 2025, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2025)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2025)	17%
Assets owned by non-guarantor subsidiaries (as of June 30, 2025)	14%
In addition, for the three months ended June 30, 2025, and 2024, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.1 billion and $1.0 billion, respectively, and as of June 30, 2025, those subsidiaries had assets of $3.2 billion and debt and other liabilities of $1.7 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow for the next five years. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to keep our net leverage ratio at or around approximately 3.5x during our strategic capital investment cycle underway, and guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. We paid returns of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2025. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2025 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
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
Beginning in first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette, Alabama plant. The Bay Minette, Alabama plant is the first fully integrated aluminum mill built in the U.S. in over 40 years and is expected to have an annual rolled aluminum production capacity of 600 kt once completed and at normal production capacity. As a result, non-capitalizable start-up costs will have a significant impact on the comparability of reported Adjusted EBITDA during the period of commissioning, pre-production, and production ramp-up. Given the nature of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to commission and ramp up production at the new plant. Excluding such start-up costs maintains comparability of Adjusted EBITDA among periods, which is useful to investors and reflects how management evaluates the Company’s operating performance. The Company will cease excluding such start-up costs from its Adjusted EBITDA once normal production capacity is achieved at the Bay Minette plant.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; our projections regarding financial performance, liquidity, capital expenditures, and investments; the impact of significant tariffs and other trade barriers, including recently announced U.S aluminum tariffs on our business; the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Middle East; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; our anticipating of the benefit from solutions to increase the amount and different types of scrap metal our systems are able to process; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•risks related to fluctuations in freight costs;
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
•risks related to a broad range of environmental, health and safety laws and regulations; and
•risks related to potential legal proceedings or investigations.
The above list of factors is not exhaustive.
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the factors discussed in Part I. Item 1A. Risk Factors and Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, as the same may be updated from time to time in our quarterly reports on Form 10-Q or in other reports which we periodically file with the SEC.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2025, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(239)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums	10%	(3)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2025, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(4)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2025, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(16)
Euro	(10)	(54)
Korean won	(10)	(66)
Canadian dollar	(10)	(3)
British pound	(10)	(32)
Swiss franc	(10)	(21)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2025, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $9 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of June 30, 2025, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of June 30, 2025, would have an estimated potential negative effect on the contracts' fair value of approximately $2 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
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
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2025 Form 10-K. There have been no material changes from the risk factors described in our 2025 Form 10-K.

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

4.2
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
Date: August 11, 2025