Form 10-Q
period 2025-09-30
Novelis Inc.
filed 2025-11-04
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
As of November 3, 2025, the registrant had 600,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Net sales	$4,744	$4,295	$9,461	$8,482
Cost of goods sold (exclusive of depreciation and amortization)	4,028	3,610	8,104	7,091
Selling, general and administrative expenses	173	183	348	364
Depreciation and amortization	152	141	300	281
Interest expense and amortization of debt issuance costs	68	72	135	144
Research and development expenses	24	25	46	50
Loss on extinguishment of debt, net	3	—	3	—
Restructuring and impairment expenses, net	31	21	116	40
Equity in net income of non-consolidated affiliates	(5)	(2)	(6)	(3)
Other expenses, net	46	65	45	125
	4,520	4,115	9,091	8,092
Income before income tax provision	224	180	370	390
Income tax provision	61	51	111	111
Net income	163	129	259	279
Net income attributable to noncontrolling interests	—	1	—	—
Net income attributable to our common shareholder	$163	$128	$259	$279
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Net income	$163	$129	$259	$279
Other comprehensive (loss) income:
Currency translation adjustment	(29)	138	184	116
Net change in fair value of effective portion of cash flow hedges	(60)	(12)	(98)	(44)
Net change in pension and other benefits	(1)	(4)	(6)	(7)
Other comprehensive (loss) income before income tax effect	(90)	122	80	65
Income tax benefit related to items of other comprehensive (loss) income	(15)	—	(25)	(10)
Other comprehensive (loss) income, net of tax	(75)	122	105	75
Comprehensive income	88	251	364	354
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	—	—	—	(1)
Comprehensive income attributable to our common shareholder	$88	$251	$364	$355
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$1,036
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of September 30, 2025, and March 31, 2025)	2,013	2,073
— related parties	163	136
Inventories	3,403	3,054
Prepaid expenses and other current assets	240	234
Fair value of derivative instruments	74	176
Assets held for sale	20	6
Total current assets	7,070	6,715
Property, plant and equipment, net	7,593	6,851
Goodwill	1,079	1,074
Intangible assets, net	478	509
Investment in and advances to non-consolidated affiliates	992	912
Deferred income tax assets	176	188
Other long-term assets
— third parties	300	263
— related parties	5	3
Total assets	$17,693	$16,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$35	$32
Short-term borrowings	527	348
Accounts payable
— third parties	3,761	3,687
— related parties	308	275
Fair value of derivative instruments	144	106
Liabilities held for sale	12	—
Accrued expenses and other current liabilities	614	666
Total current liabilities	5,401	5,114
Long-term debt, net of current portion	6,324	5,773
Deferred income tax liabilities	288	295
Accrued postretirement benefits	539	534
Other long-term liabilities	297	284
Total liabilities	12,849	12,000
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 600,000,000 shares issued and outstanding as of September 30, 2025, and March 31, 2025	—	—
Additional paid-in capital	1,073	1,108
Retained earnings	4,014	3,755
Accumulated other comprehensive loss	(253)	(358)
Total equity of our common shareholder	4,834	4,505
Noncontrolling interests	10	10
Total equity	4,844	4,515
Total liabilities and equity	$17,693	$16,515
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2025	2024
OPERATING ACTIVITIES
Net income	$259	$279
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	300	281
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	38	(46)
Loss on sale or disposal of assets, net	3	2
Non-cash restructuring and impairment charges	69	33
Loss on extinguishment of debt, net	3	—
Deferred income taxes, net	22	—
Equity in net income of non-consolidated affiliates	(6)	(3)
Loss on foreign exchange remeasurement of debt	18	15
Amortization of debt issuance costs and carrying value adjustments	8	6
Non-cash charges related to Sierre flooding	—	42
Non-cash charges related to Oswego fire	11	—
Other, net	—	2
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	105	(202)
Inventories	(251)	(289)
Accounts payable	(61)	341
Other assets	(21)	21
Other liabilities	(86)	(108)
Net cash provided by operating activities	$411	$374
INVESTING ACTIVITIES
Capital expenditures	$(913)	$(717)
Outflows from investment in and advances to non-consolidated affiliates, net	(3)	(7)
Outflows from the settlement of derivative instruments, net	(17)	(1)
Proceeds from insurance claims	18	—
Other	5	6
Net cash used in investing activities	$(910)	$(719)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,378	$64
Principal payments of long-term and short-term borrowings	(817)	(68)
Revolving credit facilities and other, net	99	106
Debt issuance costs	(23)	—
Return of capital to our common shareholder	(35)	—
Net cash provided by financing activities	$602	$102
Net increase (decrease) in cash, cash equivalents and restricted cash	103	(243)
Effect of exchange rate changes on cash	18	2
Cash, cash equivalents and restricted cash – beginning of period	1,041	1,322
Cash, cash equivalents and restricted cash – end of period	$1,162	$1,081

Cash and cash equivalents	$1,157	$1,071
Restricted cash (included in other long-term assets)	5	10
Cash, cash equivalents and restricted cash – end of period	$1,162	$1,081

Supplemental Disclosures:
Accrued capital expenditures	$301	$250
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	279	—	—	279
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	116	—	116
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive (loss) income	—	—	—	—	(35)	—	(35)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(5)	(1)	(6)
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
Net income attributable to our common shareholder	—	—	—	259	—	—	259
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	184	—	184
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $24 included in other comprehensive (loss) income	—	—	—	—	(74)	—	(74)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive (loss) income	—	—	—	—	(5)	—	(5)
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of September 30, 2025	600,000,000	$—	$1,073	$4,014	$(253)	$10	$4,844

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2024	600,000,000	$—	$1,108	$3,223	$(428)	$10	$3,913
Net income attributable to our common shareholder	—	—	—	128	—	—	128
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	138	—	138
Change in fair value of effective portion of cash flow hedges, net of tax provision of $0 included in other comprehensive (loss) income	—	—	—	—	(12)	—	(12)
Change in pension and other benefits, net of tax provision of $0 included in other comprehensive (loss) income	—	—	—	—	(3)	(1)	(4)
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2025	600,000,000	$—	$1,073	$3,851	$(178)	$10	$4,756
Net income attributable to our common shareholder	—	—	—	163	—	—	163
Currency translation adjustment included in other comprehensive (loss) income	—	—	—	—	(29)	—	(29)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $15 included in other comprehensive (loss) income	—	—	—	—	(45)	—	(45)
Change in pension and other benefits, net of tax provision of $0 included in other comprehensive (loss) income	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2025	600,000,000	$—	$1,073	$4,014	$(253)	$10	$4,844
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
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of September 30, 2025, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all required criteria are met. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our condensed consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. As of September 30, 2025, the Company had assets held for sale of $20 million and liabilities held for sale of $12 million. As of March 31, 2025, the Company had assets held for sale of $6 million.
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On September 30, 2025, and March 31, 2025, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $886 million and $850 million, respectively.

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
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the six months ended September 30, 2025, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modernizes the accounting framework for internal-use software. The update eliminates the prior model based on defined development stages and introduces a principles-based approach that focuses on management’s commitment and the likelihood of project completion. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted. The Company is currently assessing the potential impact of this guidance on its consolidated condensed financial statements.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three and six months ended September 30, 2025 totaled a net expense of $31 million and $116 million, respectively. Restructuring and impairment expenses, net for the three and six months ended September 30, 2024 totaled a net expense of $21 million and $40 million, respectively.
The following table summarizes our restructuring liability activity.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net	51	10	36	1	18	116
Cash payments	(15)	(3)	(2)	(1)	(11)	(32)
Other(1)	(35)	—	(34)	1	—	(68)
Restructuring liability balance as of September 30, 2025(2)	$21	$8	$—	$7	$8	$44

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
Restructuring and impairment expenses, net	22	—	17	1	—	40
Cash payments	(7)	(1)	—	(1)	—	(9)
Other(1)	(16)	—	(17)	—	—	(33)
Restructuring liability balance as of September 30, 2024(2)	$15	$1	$—	$6	$—	$22
____________________
(1)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. For the six months ended September 30, 2025 and September 30, 2024, impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses included in restructuring and impairment expenses, net were $69 million and $33 million, respectively.
(2)As of September 30, 2025, the restructuring liability totaled $44 million, with $23 million included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities on our accompanying condensed consolidated balance sheet. As of September 30, 2024, the restructuring liability totaled $22 million, with $5 million included in accrued expenses and other current liabilities and the remainder was within other long-term liabilities on our condensed consolidated balance sheet.
Restructuring and impairment expenses, net for the three months ended September 30, 2025, of $31 million consist of $16 million in accelerated depreciation charges and $15 million in employee-related and other restructuring expenses. Restructuring and impairment expenses, net for the six months ended September 30, 2025, of $116 million consist of $81 million in accelerated depreciation charges and $35 million in employee-related and other restructuring expenses, net of pension curtailment and settlement gains.
Restructuring and impairment expenses, net for the three months ended September 30, 2024, of $21 million consist of $17 million in write-off costs previously capitalized and $4 million in employee-related and other restructuring expenses. Restructuring and impairment expenses, net for the six months ended September 30, 2024, of $40 million consist of $15 million in accelerated depreciation charges, $17 million in write-off costs previously capitalized, and $8 million in employee-related and other restructuring expenses.
2025 Structural Cost Improvement and Efficiency Plan
In fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies through the 2025 Structural Cost Improvement and Efficiency Plan (the "2025 Efficiency Plan").

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	Other Operations	Total
Charges recognized in the three months ended September 30, 2025
Employee-related expenses	$1	$2	$—	$1	$4
Accelerated depreciation	—	—	15	—	15
Professional fees	—	—	—	8	8
Other	1	—	—	—	1
Total restructuring charges	$2	$2	$15	$9	$28

Charges recognized in the six months ended September 30, 2025
Employee-related expenses	$9	$10	$1	$9	$29
Accelerated depreciation	46	—	34	—	80
Pension curtailment and settlement gains	(11)	—	—	—	(11)
Professional fees	—	—	—	9	9
Other	4	—	—	—	4
Total restructuring charges	$48	$10	$35	$18	$111

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$2

Cumulative restructuring charges through September 30, 2025	$50	$10	$35	$18	$113

The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet and were as follows:

in millions	North America	Europe	Asia	Other Operations	Total
Liability balance as of March 31, 2025	$2	$—	$—	$—	$2
Expenses recognized	9	10	1	9	29
Cash payments	(8)	(3)	(1)	(4)	(16)
Liability balance as of September 30, 2025	$3	$7	$—	$5	$15

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of shutting down the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant", respectively) in the North America segment and idling one of the two automotive finishing line at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $1 million and $45 million in the three and six months ended September 30, 2025, respectively, consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.
The Company is in the process of idling one of the two Changzhou plant automotive finishing lines and has recognized restructuring costs of $15 million and $35 million in the three and six months ended September 30, 2025, respectively, consisting of accelerated depreciation and employee-related expenses. In the third quarter of fiscal 2026, the Company expects to recognize total pre-tax charges associated with the actions at the Changzhou plant consisting primarily of charges for accelerated depreciation in the range of $5 million to $10 million.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Additionally, in the three and six months ended September 30, 2025, the Company recognized $12 million and $31 million, respectively, in charges related to SG&A cost reduction actions, consisting primarily of $4 million and $22 million, respectively, in employee-related expenses across the regions other than Asia and South America and $8 million and $9 million, respectively, in professional fees. The Company did not recognize any material charges in connection with the 2025 Efficiency Plan in the South America region through September 30, 2025.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2026 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following.

in millions	September 30, 2025	March 31, 2025
Finished goods	$878	$697
Work in process	1,376	1,349
Raw materials	840	722
Supplies	309	286
Inventories	$3,403	$3,054

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

in millions	September 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$21	$4
Accounts receivable, net	9	9
Inventories	125	129
Prepaid expenses and other current assets	9	8
Total current assets	164	150
Property, plant and equipment, net	55	101
Goodwill	12	12
Deferred income tax assets	36	36
Other long-term assets	4	3
Total assets	$271	$302
LIABILITIES
Current liabilities:
Accounts payable	$119	$134
Accrued expenses and other current liabilities	31	37
Total current liabilities	150	171
Accrued postretirement benefits	92	102
Other long-term liabilities	3	2
Total liabilities	$245	$275

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2025, Novelis and Kobe both hold a 50% interest in UAL. We did not make additional contributions to UAL in the three months ended September 30, 2025. During the six months ended September 30, 2025, we made additional contributions to UAL in the amount of $6 million. During the three and six months ended September 30, 2024, we made additional contributions to UAL in the amount of $3 million and $12 million, respectively.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Net sales	$426	$401	$873	$800
Costs and expenses related to net sales	412	394	857	780
Income tax provision	1	2	2	5
Net income	$13	$5	$14	$15

Purchases of tolling services from Alunorf	$81	$77	$160	$152
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2025	March 31, 2025
Accounts receivable, net — related parties	$163	$136
Other long-term assets — related parties	5	3
Accounts payable — related parties	308	275

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and six months ended September 30, 2025, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. During the three and six months ended September 30, 2024, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. As of September 30, 2025, and March 31, 2025, there was $1 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2025.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following.

	September 30, 2025				March 31, 2025
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	4.97%	$527	$—	$527	$348	$—	$348
Floating rate Term Loans, due March 2032	5.75%	1,244	(16)	1,228	1,250	(16)	1,234
3.25% Senior Notes, due November 2026	3.25%	13	—	13	750	(3)	747
3.375% Senior Notes, due April 2029	3.375%	588	(5)	583	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(14)	1,586	1,600	(15)	1,585
6.875% Senior Notes, due January 2030	6.875%	750	(10)	740	750	(11)	739
3.875% Senior Notes, due August 2031	3.875%	750	(6)	744	750	(7)	743
6.375% Senior Notes, due August 2033	6.375%	750	(12)	738	—	—	—
China Bank Loans, due August 2027	2.75%	37	—	37	41	—	41
China Loan, due September 2027	2.80%	14	—	14	13	—	13
China Loan, due November 2027	2.70%	21	—	21	21	—	21
China Loan, due December 2027	2.60%	21	—	21	21	—	21
Sierre Loan, due October 2027	0.45%	126	—	126	113	—	113
Series 2025A Bonds, due June 2032(3)	5.00%	400	(5)	395	—	—	—
Series 2025B Bonds, due June 2032(4)	4.625%	100	(2)	98	—	—	—
Finance lease obligations and other debt, due through April 2040	4.79%	15	—	15	15	—	15
Total debt		$6,956	$(70)	$6,886	$6,212	$(59)	$6,153
Less: Short-term borrowings		(527)	—	(527)	(348)	—	(348)
Less: Current portion of long-term debt		(35)	—	(35)	(32)	—	(32)
Long-term debt, net of current portion		$6,394	$(70)	$6,324	$5,832	$(59)	$5,773
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2025, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)The Series 2025A Bonds, as defined below, accrue interest at a fixed annual rate of 5%, ending with a mandatory tender for purchase on June 1, 2032. The Series 2025A Bonds will mature on June 1, 2055.
(4)The Series 2025B Bonds, as defined below, accrue interest at a fixed annual rate of 4.625%, ending with a mandatory tender for purchase on June 1, 2032. The Series 2025B Bonds will mature on June 1, 2055.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2025, for our debt denominated in foreign currencies are as follows (in millions).

As of September 30, 2025	Amount
Short-term borrowings and current portion of long-term debt due within one year	$562
2 years	63
3 years	183
4 years	601
5 years	2,363
Thereafter	3,184
Total	$6,956

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-Term Borrowings
As of September 30, 2025, our short-term borrowings totaled $527 million, which consisted of $300 million of borrowings on our ABL Revolver, $200 million in short-term Brazil loans, $13 million in short-term China loans (CNY 92 million), and $14 million in other short-term borrowings.
The weighted average interest rate on the short-term borrowings was 4.97% and 6.54% as of September 30, 2025, and March 31, 2025, respectively.
Term Loan Facility
In March 2025, we entered into a secured term loan credit facility (the "Term Loan Facility"). The Term Loan Facility provided Novelis with $1.25 billion of proceeds (the "2025 Term Loans"). The proceeds of the 2025 Term Loans were used to repay $741 million and $481 million of the previously issued term loans due September 2026 and March 2028, respectively, with remaining balance for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $16 million for the 2025 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2025 Term Loans mature on March 11, 2032, are subject to 0.25% quarterly amortization payments.
On September 15, 2025, we amended the Term Loan Facility to, among other things, reduce the interest rate from three-month Term SOFR, plus 2.00%, to three-month Term SOFR, plus 1.75%, with interest continuing to be payable at the end of each three-month interest period. In accordance with ASC 470, Debt, the amendment was accounted for as a partial extinguishment of the Term Loan Facility, whereby $65 million was deemed an extinguishment and $1.18 billion was deemed a modification of debt. As a result of this transaction, we recorded a loss on extinguishment of debt of $2 million in the second quarter of fiscal 2026.
As of September 30, 2025, we were in compliance with the covenants of our Term Loan Facility.
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
As of September 30, 2025, we were in compliance with the covenants for our ABL Revolver.
As of September 30, 2025, we had $300 million in borrowings under the ABL Revolver and were in compliance with its debt covenants. We utilized $131 million of the ABL Revolver for letters of credit. We had availability of $1,569 million on the ABL Revolver, including $144 million of remaining availability that can be utilized for letters of credit.
Citi Facility
On August 14, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement (the "Citi Facility") with Citibank providing for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $200 million. The initial maximum term of each individual loan or advance is 30 days and the Company intends to repay any borrowings prior the end of each month. Borrowings under the Citi Facility bear interest at Term SOFR plus a margin of 1.00%.
As of September 30, 2025, we had no outstanding borrowings under the Citi Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Senior Notes
The Senior Notes are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to incur additional debt and provide additional guarantees; pay dividends or return capital beyond certain amounts and make other restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sales of assets and subsidiary stock; create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable; engage in certain transactions with affiliates; enter into sale and leaseback transactions; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, certain of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.25% Senior Notes due November 2026 (the "2026 Senior Notes"), through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.75% Senior Notes due January 2030, through August 2026 for the 3.875% Senior Notes due August 2031, through January 2027 for the 6.875% Senior Notes due January 2030, and through August 2028 for the 6.375% Senior Notes due August 2033 (the "2033 Senior Notes").
As of September 30, 2025, we were in compliance with the covenants of our Senior Notes.
2033 Senior Notes and Cash Tender Offer for the 2026 Senior Notes
On August 18, 2025, Novelis Corporation, a wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of the 2033 Senior Notes. The 2033 Senior Notes will mature on August 15, 2033 and are subject to semi-annual interest payments that will accrue at a rate of 6.375% per year. Concurrently with the offering, Novelis conducted a cash tender offer for any and all of the outstanding 2026 Senior Notes (the "Tender Offer"). The net proceeds of the offering were used to (i) purchase $737 million of the $750 million outstanding aggregate principal amount of the 2026 Senior Notes that were validly tendered and not withdrawn pursuant to the Tender Offer and (ii) pay fees and expenses in connection with the offering and the Tender Offer. We incurred original issue discount costs of $9 million and debt issuance costs of $3 million related to the 2033 Senior Notes, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of September 30, 2025, and March 31, 2025, we had $37 million (CNY 260 million) and $41 million (CNY 300 million), respectively, of borrowings on our China bank loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of September 30, 2025, and March 31, 2025, we had $14 million (CNY 100 million) and $13 million (CNY 100 million), respectively, of borrowings on our loan.
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of September 30, 2025, and March 31, 2025, we had $21 million (CNY 150 million) of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of September 30, 2025, and March 31, 2025, we had $21 million (CNY 149 million) and $21 million (CNY 150 million), respectively, of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of September 30, 2025, and March 31, 2025, we had $126 million (CHF 100 million) and $113 million (CHF 100 million), respectively, of borrowings on our loan.
Series 2025A Bonds
In June 2025, Novelis Corporation announced the issuance of $400 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025A Bonds") by the Industrial Development Authority of Baldwin County (the "Baldwin IDA"). The Series 2025A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the first quarter of fiscal 2026. The proceeds from the Series 2025A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025A Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the construction of the Company's new greenfield rolling and recycling plant located in Bay Minette, Alabama (the "Bay Minette Project"). In connection with this transaction, we incurred debt issuance costs of $5 million, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2025A Bonds bear interest at 5.00% per annum, ending with a mandatory tender for purchase on June 1, 2032 (the "Mandatory Tender Date"). After the end of the initial term interest rate period on the Mandatory Tender Date, the Series 2025A Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. If the rate is converted to a variable rate, the interest rate will be reset at the end of each interest rate period. The Series 2025A Bonds will mature on June 1, 2055. The Company will make semiannual interest payments on the outstanding principal on January 15 and July 15 of each year, with the first such interest payment due on January 15, 2026. The Series 2025A Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of September 30, 2025, we were in compliance with the covenants under the Series 2025A Loan Agreement.
Series 2025B Bonds
In September 2025, Novelis Corporation announced the issuance of $100 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025B Bonds") by the Baldwin IDA. The Series 2025B Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the second quarter of fiscal 2026. The proceeds from the Series 2025B Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025B Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the Bay Minette Project. In connection with this transaction, we incurred debt issuance costs of $2 million, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025B Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2025B Bonds bear interest at 4.625% per annum, ending with a mandatory tender for purchase on the Mandatory Tender Date (as defined above). After the end of the initial term interest rate period on the Mandatory Tender Date, the Series 2025B Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. If the rate is converted to a variable rate, the interest rate will be reset at the end of each interest rate period. The Series 2025B Bonds will mature on June 1, 2055. The Company will make semiannual interest payments on the outstanding principal on January 15 and July 15 of each year, with the first such interest payment due on January 15, 2026. The Series 2025B Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of September 30, 2025, we were in compliance with the covenants under the Series 2025B Loan Agreement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the six months ended September 30, 2025, we granted 1,786,750 Hindalco phantom RSUs and 1,659,117 Hindalco SARs. Total share-based compensation expense was $8 million and $10 million for the three and six months ended September 30, 2025, respectively. Total share-based compensation expense was $8 million and $26 million for the three and six months ended September 30, 2024, respectively. As of September 30, 2025, the outstanding liability related to share-based compensation was $23 million.
The cash payments made to settle all Hindalco SAR liabilities were $3 million and $10 million in the six months ended September 30, 2025, and 2024, respectively. Total cash payments made to settle RSUs were $32 million and $15 million in the six months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $9 million and $18 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.4 years and 1.6 years, respectively.

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
During the first quarter of fiscal 2026, the Company closed its Fairmont, West Virginia, plant. Due to this closure, eligible participants in the Fairmont Pension Plan can elect to receive early retirement benefits. The Company determined the number of participants who elected to do so had an immaterial impact on the condensed consolidated statements of operations and the condensed consolidated balance sheets. Additionally, eligible participants in the Fairmont Medical and Fairmont Death Benefit plans were offered and accepted the option to waive future medical and death benefits. This transaction and related remeasurement resulted in noncash curtailment and settlement gains totaling $11 million during the six months ended September 30, 2025.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2025	2024	2025	2024
Service cost	$6	$6	$1	$1
Interest cost	18	18	1	2
Expected return on assets	(19)	(19)	—	—
Amortization — losses (gains), net	1	1	(1)	(1)
Amortization — prior service credit, net	—	—	(1)	(1)
Net periodic benefit cost(1)	$6	$6	$—	$1

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Service cost	$11	$11	$1	$1
Interest cost	36	37	2	3
Expected return on assets	(39)	(38)	—	—
Amortization — losses (gains), net	2	1	(1)	(1)
Amortization — prior service credit, net	(1)	(1)	(2)	(2)
Settlement and curtailment gain	—	—	(11)	—
Net periodic benefit cost(1)	$9	$10	$(11)	$1
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses. Settlement and curtailment gain for fiscal 2026 is due to the Fairmont plant closure and included in restructuring and impairment expenses, net. All other cost components are recorded within other expenses, net.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Funded pension plans	$3	$—	$16	$23
Unfunded pension plans	4	4	8	8
Savings and defined contribution pension plans	15	14	33	32
Total contributions	$22	$18	$57	$63
During the remainder of fiscal 2026, we expect to contribute an additional $8 million to our funded pension plans, $10 million to our unfunded pension plans, and $31 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses, net in the accompanying condensed consolidated statements of operations.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(14)	$34	$28	$24
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	14	(32)	(27)	(21)
Currency losses, net	$—	$2	$1	$3

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented.

	September 30, 2025
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$10	$—	$(60)	$(1)	$(51)
Currency exchange contracts	23	2	(6)	—	19
Energy contracts	1	—	(1)	—	—
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	—	—	—	—	—
Total derivatives designated as hedging instruments	$34	$2	$(67)	$(6)	$(37)
Derivatives not designated as hedging instruments:
Metal contracts	$31	$1	$(63)	$(1)	$(32)
Currency exchange contracts	9	1	(13)	(1)	(4)
Energy contracts	—	—	(1)	—	(1)
Total derivatives not designated as hedging instruments	$40	$2	$(77)	$(2)	$(37)
Total derivative fair value	$74	$4	$(144)	$(8)	$(74)

	March 31, 2025
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$89	$4	$(5)	$—	$88
Currency exchange contracts	6	—	(27)	(1)	(22)
Energy contracts	6	—	(1)	—	5
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$106	$4	$(33)	$(6)	$71
Derivatives not designated as hedging instruments:
Metal contracts	$58	$1	$(56)	$(1)	$2
Currency exchange contracts	12	—	(17)	—	(5)
Total derivatives not designated as hedging instruments	$70	$1	$(73)	$(1)	$(3)
Total derivative fair value	$176	$5	$(106)	$(7)	$68
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. These contracts are generally undesignated, with an average duration of one year.
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
In addition to aluminum, we entered into LME copper and zinc forward contracts, as well as LMP forward contracts. As of September 30, 2025, and March 31, 2025, the fair value of these contracts represented a liability of $24 million and a liability of $8 million, respectively. These contracts are undesignated, with an average duration of one year.
The following table summarizes our notional amount.

in kt	September 30, 2025	March 31, 2025
Hedge type
Purchase (sale)
Cash flow sales	(869)	(847)
Not designated	(164)	(135)
Total, net	(1,033)	(982)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $775 million and $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2025, and March 31, 2025, respectively.
We enter into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive (loss) income under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses, net. We had a total notional amount of $131 million and $261 million in outstanding foreign currency forwards designated as net investment hedges as of September 30, 2025, and March 31, 2025, respectively.
As of September 30, 2025, and March 31, 2025, we had outstanding foreign currency exchange contracts with a total notional amount of $1.3 billion, and $1.5 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third quarter of fiscal 2026 and offset the remeasurement impact.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of September 30, 2025, and March 31, 2025, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional amount of 5 million MMBtu designated as cash flow hedges as of September 30, 2025, and the fair value was an asset of less than $1 million. There was a notional amount of 5 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2025, and the fair value was an asset of $5 million. As of September 30, 2025, we had a notional amount of 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of $1 million. As of March 31, 2025, we had a notional amount of less than 1 million MMBtu and the fair value was an asset of less than $1 million. The average for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 4 million gallons designated as cash flow hedges as of September 30, 2025, and the fair value was a liability of less than $1 million. There was a notional amount of 7 million gallons designated as cash flow hedges as of March 31, 2025, and the fair value was a liability of less than $1 million. As of September 30, 2025 and March 31, 2025 there was no notional amount remaining that was not designated as hedges. In Europe, as of September 30, 2025, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of less than $1 million. As of March 31, 2025, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.
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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2025	2024	2025	2024
Derivative instruments not designated as hedges
Metal contracts	$29	$—	$16	$15
Currency exchange contracts	9	(35)	(29)	(20)
Energy contracts(1)	(1)	2	—	2
Loss (gain) recognized in other expenses, net	37	(33)	(13)	(3)
Derivative instruments designated as hedges
Gain recognized in other expenses, net(1)	(1)	(2)	(4)	(2)
Total loss (gain) recognized in other expenses, net	$36	$(35)	$(17)	$(5)

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$14	$(32)	$(27)	$(21)
Realized (gains) losses on change in fair value of derivative instruments, net	(7)	6	(27)	32
Unrealized losses (gains) on change in fair value of derivative instruments, net	29	(9)	37	(16)
Total loss (gain) recognized in other expenses, net	$36	$(35)	$(17)	$(5)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $50 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Cash flow hedging derivatives
Metal contracts	$(64)	$(8)	$(68)	$(128)
Currency exchange contracts	(11)	35	53	(1)
Energy contracts	(2)	(3)	(7)	(3)
Interest rate swap contracts	—	(8)	(1)	(6)
Total cash flow hedging derivatives	$(77)	$16	$(23)	$(138)
Net investment derivatives
Currency exchange contracts	(2)	(10)	(19)	(7)
Total	$(79)	$6	$(42)	$(145)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2025	2024	2025	2024
Cash flow hedging derivatives
Energy contracts(1)	$(2)	$(4)	$(2)	$(6)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(20)	37	79	(79)	Net sales
Currency exchange contracts	2	(2)	—	(2)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	2	(2)	2	(6)	Net sales
Currency exchange contracts	(1)	(1)	(2)	(2)	Depreciation and amortization
Interest rate swap contracts	—	1	—	2	Interest expense and amortization of debt issuance costs
Total	$(19)	$29	$77	$(93)	Income before income tax provision
	5	(8)	(21)	24	Income tax provision (benefit)
	$(14)	$21	$56	$(69)	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
For the period ended September 30, 2025, there was $3 million excluded from the assessment of effectiveness recognized in earnings related to net investment hedges. The component excluded from effectiveness assessment of net investment hedges is forward points related to the hedges. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was $1 million and no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended September 30, 2025, and 2024, respectively, related to capital expenditure hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2025	$(165)	$(13)	$—	$(178)
Other comprehensive loss before reclassifications	(29)	(59)	(1)	(89)
Amounts reclassified from accumulated other comprehensive loss, net	—	14	—	14
Net current-period other comprehensive loss	(29)	(45)	(1)	(75)
Balance as of September 30, 2025	$(194)	$(58)	$(1)	$(253)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2024	$(362)	$(85)	$19	$(428)
Other comprehensive income (loss) before reclassifications	138	9	(3)	144
Amounts reclassified from accumulated other comprehensive loss, net	—	(21)	—	(21)
Net current-period other comprehensive income (loss)	138	(12)	(3)	123
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income (loss) before reclassifications	184	(18)	7	173
Amounts reclassified from accumulated other comprehensive loss, net	—	(56)	(12)	(68)
Net current-period other comprehensive income (loss)	184	(74)	(5)	105
Balance as of September 30, 2025	$(194)	$(58)	$(1)	$(253)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive income (loss) before reclassifications	116	(104)	(3)	9
Amounts reclassified from accumulated other comprehensive loss, net	—	69	(2)	67
Net current-period other comprehensive income (loss)	116	(35)	(5)	76
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2025, and March 31, 2025, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2025, and March 31, 2025. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2025		March 31, 2025
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$42	$(125)	$152	$(62)
Currency exchange contracts	35	(20)	23	(45)
Energy contracts	1	(2)	6	(1)
Interest rate swap contracts	—	(5)	—	(5)
Total level 2 instruments	$78	$(152)	$181	$(113)
Netting adjustment(1)	(42)	42	(59)	59
Total net	$36	$(110)	$122	$(54)
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

	September 30, 2025		March 31, 2025
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$5	$5	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	6,344	6,370	5,790	5,652
Additionally, our condensed consolidated balance sheet as of September 30, 2025, includes a note receivable in the amount of $46 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES, NET
Other expenses, net consists of the following.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Oswego fire
Fixed asset charges	$10	$—	$10	$—
Inventory charges	1	—	1	—
Idle fixed costs(1)	3	—	3	—
Repairs and clean-up costs	6	—	6	—
Excess costs to fulfill customer contracts(2)	1	—	1	—
Oswego fire losses, net of recoveries	21	—	21	—
Sierre flood
Fixed asset charges	—	—	—	30
Inventory charges	—	2	—	12
Idle fixed costs(1)	—	16	—	16
Repairs and clean-up costs	3	17	7	17
Excess costs to fulfill customer contracts(2)	2	23	4	23
Property insurance recoveries	(3)	—	(3)	—
Other	—	3	—	3
Sierre flood losses, net of recoveries	2	61	8	101
Currency losses, net(3)	—	2	1	3
Unrealized losses (gains) on change in fair value of derivative instruments, net(4)	29	(9)	37	(16)
Realized (gains) losses on change in fair value of derivative instruments, net(4)	(7)	6	(27)	32
Loss on sale or disposal of assets, net	1	1	3	2
Interest income	(5)	(5)	(10)	(13)
Non-operating net periodic benefit cost(5)	(1)	—	(3)	(1)
Other, net	6	9	15	17
Other expenses, net	$46	$65	$45	$125
_________________________
(1)Idle fixed costs consist primarily of employment costs incurred during the period in which operations were halted at the Oswego and Sierre plants.
(2)Excess costs to fulfill customer contracts consist of freight costs incurred to reroute material to fulfill customer contracts related to plant shutdowns.
(3)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(4)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(5)Represents net periodic benefit cost, exclusive of pension curtailment and settlement gains and service cost, for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.
Oswego Fire
On September 16, 2025, our plant located in Oswego, New York, was impacted by a significant fire. There were no injuries, as all employees were safely evacuated. The fire was contained to the hot mill and did not impact the rest of the plant. We expect to incur costs related to repairs, clean-up, idle employees, and other costs related to this event until the operations are fully-restored at the facility. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated.
Sierre Flood
On June 30, 2024, our plant located in Sierre, Switzerland, was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations were halted for several weeks. Plant operations fully resumed during fiscal 2025.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended September 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes to enacted tax rates. For the six months ended September 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes to enacted tax rates. For the three months ended September 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes in uncertain tax positions. For the six months ended September 30, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes in uncertain positions.
As of September 30, 2025, we had a net deferred tax liability of $112 million. This amount included gross deferred tax assets of approximately $1.2 billion and a valuation allowance of $633 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment did not impact the Company's effective tax rate for the three months ended September 30, 2025.
On July 18, 2025, the German bill titled the Act for an Immediate Tax Investment Programme to Strengthen Germany as a Business Location was enacted. The legislation introduces several changes to German income tax law, including a gradual reduction of the corporate tax rate to 10%, effective from January 1, 2028. As a result of those changes, the Company remeasured the deferred tax assets and liabilities of Novelis entities in that jurisdiction using the newly enacted tax rates and provisions. The resulting adjustment was recorded as a discrete item in the three months ended September 30, 2025.
Tax Uncertainties
Certain tax filings for fiscal 2007 through fiscal 2024 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before fiscal 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In June 2025, we received a final tax assessment for the fiscal 2017 through fiscal 2020 tax audits in Aleris Germany. During the three months ended September 30, 2025, certain other estimates and assumptions associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $118 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2025 and March 31, 2025 were $37 million and $38 million, respectively. Of the total $37 million as of September 30, 2025, $15 million is associated with an environmental reserve, $19 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of September 30, 2025, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $38 million as of September 30, 2025, and $34 million as of March 31, 2025. As of September 30, 2025, the $38 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses, net on the condensed consolidated statement of operations.
During prior fiscal years, we received multiple favorable rulings from the Brazilian court that recognized the right to exclude certain taxes from the tax base used to calculate contributions to the social integration program and social security contributions on gross revenues, also known as PIS and COFINS. As a result of these cases, we had the right to apply for tax credits for the amounts overpaid during specified tax years. These credits and corresponding interest were used to offset various Brazilian federal taxes.
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
Aluminum Imports Matter
During the second quarter of fiscal 2026, U.S. Customs and Border Protection ("U.S. Customs") issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. The Company disputes this assessment and intends to appeal. As a result of the assessment, the Company recognized a cash deposit of approximately $22 million in duties, which is classified in prepaid expenses and other current assets on the condensed consolidated balance sheet as of September 30, 2025, and primarily relates to loss exposure that the Company believes to be remote. The Company believes it is reasonably possible that the notice of action may result in additional duties of approximately $19 million, excluding any potential interest charges and penalties, although the outcome remains uncertain at this time. Exposure to other potential liabilities arising from this matter are considered remote. Accordingly, no liability has been recorded as of the balance sheet date.

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
Beginning in the first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette, Alabama, plant.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
Selected Operating Results Three Months Ended September 30, 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$2,121	$1,238	$686	$586	$4,631
Net sales – intersegment	—	4	180	59	243
Total net sales	$2,121	$1,242	$866	$645	$4,874

Reconciliation of net sales
Other revenues(1)					$113
Elimination of intersegment net sales					(243)
Consolidated net sales					$4,744

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,902	$1,109	$735	$519
Selling, general and administrative expenses	73	47	27	19
Other segment items(2)	12	5	5	(1)
Adjusted EBITDA	$134	$81	$99	$108
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

in millions
Selected Operating Results Six Months Ended September 30, 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$4,143	$2,496	$1,367	$1,221	$9,227
Net sales – intersegment	—	4	351	89	444
Total net sales	$4,143	$2,500	$1,718	$1,310	$9,671

Reconciliation of net sales
Other revenues(1)					$234
Elimination of intersegment net sales					(444)
Consolidated net sales					$9,461

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$3,716	$2,253	$1,465	$1,040
Selling, general and administrative expenses	147	98	55	38
Other segment items(2)	13	(2)	6	5
Adjusted EBITDA	$267	$151	$192	$227
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended September 30, 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$1,779	$1,106	$648	$655	$4,188
Net sales – intersegment	3	9	141	17	170
Total net sales	$1,782	$1,115	$789	$672	$4,358

Reconciliation of net sales
Other revenues(1)					$107
Elimination of intersegment net sales					(170)
Consolidated net sales					$4,295

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,497	$991	$670	$518
Selling, general and administrative expenses	82	51	29	25
Other segment items(2)	18	10	(1)	7
Adjusted EBITDA	$185	$63	$91	$122
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

in millions
Selected Operating Results Six Months Ended September 30, 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$3,509	$2,274	$1,247	$1,235	$8,265
Net sales – intersegment	3	18	258	50	329
Total net sales	$3,512	$2,292	$1,505	$1,285	$8,594

Reconciliation of net sales
Other revenues(1)					$217
Elimination of intersegment net sales					(329)
Consolidated net sales					$8,482

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$2,956	$2,000	$1,254	$972
Selling, general and administrative expenses	158	103	57	51
Other segment items(2)	30	36	11	8
Adjusted EBITDA	$368	$153	$183	$254
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended September 30, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$65	$45	$26	$22	$158	$(6)	$152
Income tax provision (benefit)	6	(7)	11	15	25	36	61
Capital expenditures	462	43	13	15	533	(6)	527

Selected Operating Results Six Months Ended September 30, 2025
Depreciation and amortization	$128	$89	$51	$44	$312	$(12)	$300
Income tax provision (benefit)	3	1	18	37	59	52	111
Capital expenditures	783	73	28	43	927	(14)	913

in millions
Selected Operating Results Three Months Ended September 30, 2024	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$56	$43	$24	$22	$145	$(4)	$141
Income tax provision (benefit)	2	(16)	9	31	26	25	51
Capital expenditures	314	28	26	11	379	(10)	369

Selected Operating Results Six Months Ended September 30, 2024
Depreciation and amortization	$114	$84	$47	$44	$289	$(8)	$281
Income tax provision (benefit)	8	(8)	28	56	84	27	111
Capital expenditures	617	58	37	25	737	(20)	717

in millions
September 30, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$595	$397	$—	$992	$—	$992
Total assets	7,463	4,449	2,253	2,086	16,251	1,442	17,693

March 31, 2025
Investment in and advances to non–consolidated affiliates	$—	$542	$370	$—	$912	$—	$912
Total assets	6,638	4,303	2,163	2,155	15,259	1,256	16,515

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
North America	$134	$185	$267	$368
Europe	81	63	151	153
Asia	99	91	192	183
South America	108	122	227	254
Eliminations and Other	—	1	1	4
Adjusted EBITDA	$422	$462	$838	$962
Depreciation and amortization	(152)	(141)	(300)	(281)
Interest expense and amortization of debt issuance costs	(68)	(72)	(135)	(144)
Adjustment to reconcile proportional consolidation(1)	(13)	(12)	(27)	(25)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(29)	9	(37)	16
Realized gains (losses) on derivative instruments not included in Adjusted EBITDA(2)	3	(3)	6	(5)
Loss on extinguishment of debt, net	(3)	—	(3)	—
Restructuring and impairment, net	(31)	(21)	(116)	(40)
Loss on sale or disposal of assets, net	(1)	(1)	(3)	(2)
Metal price lag	129	21	198	14
Sierre flood losses, net of recoveries(3)	(2)	(61)	(8)	(101)
Oswego fire losses, net of recoveries(4)	(21)	—	(21)	—
Start-up costs(5)	(8)	—	(13)	—
Other, net	(2)	(1)	(9)	(4)
Income from continuing operations before income tax provision	$224	$180	$370	$390
Income tax provision	(61)	(51)	(111)	(111)
Net loss attributable to noncontrolling interests	—	(1)	—	—
Net income attributable to our common shareholder	$163	$128	$259	$279
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
(4)Oswego fire losses, net of recoveries relate to non-recurring non-operating charges from a significant fire at our Oswego, New York plant. See Note 13 – Other Expenses (Income), Net for additional information about this event.
(5)Start-up costs are related to the construction of a rolling and recycling plant in Bay Minette, Alabama. All of these costs are included in Selling, general and administrative expenses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2025	2024	2025	2024
Beverage packaging	$2,529	$2,282	$5,023	$4,315
Automotive	1,002	842	2,036	1,822
Aerospace and industrial plate	195	186	371	346
Specialty	1,018	985	2,031	1,999
Net sales	$4,744	$4,295	$9,461	$8,482
Major Customers
The following table displays customers representing 10% or more of our net sales for any of the periods presented and their respective percentage of net sales.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Ball	17%	16%	16%	16%
Primary Supplier
Rio Tinto is our largest supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Purchases from Rio Tinto as a percentage of total combined metal purchases	11%	9%	10%	9%

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
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. For the three and six months ended September 30, 2025, we had total shipment volumes of 985 kt and 1,991 kt, respectively, and net sales of $4.7 billion and $9.5 billion, respectively. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
BUSINESS AND INDUSTRY CLIMATE
We believe the long-term trends for flat-rolled aluminum products remain strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics. In support of these long-term market demand trends, we have a number of debottlenecking, recycling, and new capacity capital investments underway or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. This includes the construction of a 600 kt capacity greenfield rolling and recycling plant in Bay Minette, Alabama. With the project now at an advanced state, we estimate the total project capital cost will be in the order of $5 billion.
Increasing customer preference for sustainable packaging options continues to drive strong demand for infinitely recyclable aluminum beverage packaging worldwide in both the near-term and over the long-term. While we believe the long-term demand trends for automotive, building and construction, and other specialty aluminum flat rolled products will continue to grow due to increased consumer preference for lightweight, sustainable materials, near-term demand in some markets is constrained in this current uncertain macro-economic environment. In addition, production disruption at a European automotive customer reduced demand in our second quarter and will reduce anticipated demand in our third quarter. Demand for aerospace aluminum plate and sheet also remains favorable due to significant aircraft industry order backlogs for key OEMs, but their ability to produce has been constrained by OEM supply chain instability. In addition, unpredictable tariffs and international trade uncertainty are generating volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, increase direct costs for Novelis and could undermine demand for aluminum.

Competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. While scrap prices have recently moderated in some regions, competition for scrap aluminum creates pressure on scrap pricing and reduces the financial benefit of utilizing scrap in our production process. We are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements. However, until these improvements can be scaled, we believe the lower availability and higher prices of scrap will continue to pressure our production costs in the near-term.
In response to the scrap supply and demand imbalances, in fiscal 2025, the Company initiated structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $300 million in annualized savings by the end of fiscal 2028. For the three and six months ended September 30, 2025, we recognized restructuring charges of $28 million and $111 million, respectively, bringing the cumulative costs of the 2025 Efficiency Plan to $113 million. See Note 2 – Restructuring and Impairment for further discussion.
On September 16, 2025, our plant located in Oswego, New York, was impacted by a significant fire. There were no injuries, as all employees were safely evacuated. The fire was contained to the hot mill and did not impact the rest of the plant. During the second quarter of fiscal 2026, we incurred $21 million in costs related to repairs, clean-up, idle employees, and other costs. We expect to incur additional costs related to this event until the operations are fully-restored at the facility. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. We will record an insurance receivable based on the anticipated insurance proceeds when the potential insurance proceeds can be reliably estimated. Our current timeline suggests we can restart production in December 2025. We anticipate we will have a total negative cash flow impact in the second half of fiscal 2026 from this event of approximately $550 to $650 million, which includes an anticipated Adjusted EBITDA impact of $100 to $150 million. We expect these impacts to be largely recoverable through insurance in future periods. See Note 13 - Other Expenses (Income), Net for additional information about this event.
During the second quarter of fiscal 2026, U.S. Customs issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products.. See Note 15 - Commitments and Contingencies for additional information.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our 2030 goals (1) aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and (2) aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from 63% in fiscal 2025; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and Scope 2 (location-based), as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.9 billion of liquidity as of September 30, 2025.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,593	$2,486	4%	$2,519	$2,270	11%
Average cash price during period	2,617	2,383	10	2,532	2,451	3
Closing cash price as of end of period	2,669	2,611	2	2,669	2,611	2
The weighted average LMPs are as follows.

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2025	2024		2025	2024
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$771	$317	143%	$719	$318	126%
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2025	March 31, 2025	2025	2024	2025	2024
Euro per U.S. dollar	0.851	0.926	0.860	0.908	0.865	0.919
Brazilian real per U.S. dollar	5.319	5.742	5.449	5.589	5.529	5.456
South Korean won per U.S. dollar	1,402	1,467	1,391	1,347	1,392	1,364
Canadian dollar per U.S. dollar	1.391	1.439	1.382	1.360	1.378	1.364
Swiss franc per euro	0.935	0.956	0.933	0.944	0.933	0.959
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

RESULTS OF OPERATIONS
For the three months ended September 30, 2025, we reported net income attributable to our common shareholder of $163 million, an increase of 27% compared to $128 million in the comparable prior year period, and total Adjusted EBITDA of $422 million, a decrease of 9% compared to $462 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period was primarily driven by net tariffs and higher scrap prices creating a less favorable metal benefit compared to the prior year, partially offset by higher product pricing and lower SG&A costs. In addition to the aforementioned factors, net income attributable to our common shareholder was favorably impacted by favorable movement in average LMP aluminum prices, a decrease in charges and production interruptions associated with the impact of flooding at our Sierre, Switzerland, plant, partially offset by unrealized losses on change in fair value of derivative instruments, and charges associated with the impact of the fire at our Oswego, New York, plant.
For the six months ended September 30, 2025, we reported net income attributable to our common shareholder of $259 million, a decrease of 7% compared to $279 million in the comparable prior year period, and total Adjusted EBITDA of $838 million, a decrease of 13% compared to $962 million in the comparable prior year period. The decrease in operational performance was primarily driven by higher scrap prices creating a less favorable metal benefit compared to the prior year, net tariffs, and unfavorable product mix from lower automotive and specialty shipments. These headwinds were partially offset by higher beverage packaging shipments, higher product pricing, and lower SG&A costs. Net income attributable to our common shareholder for the six month period was further negatively impacted by restructuring charges, start-up costs and impacts associated with the Oswego fire, partially offset by favorable movement in average LMP aluminum prices, and a decrease in charges associated with the Sierre flood.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025	June 30, 2025	September 30, 2025
Net sales	$4,187	$4,295	$4,080	$4,587	$17,149	$4,717	$4,744
Percentage (decrease) increase in net sales versus comparable prior year period	2%	5%	4%	13%	6%	13%	10%
Rolled product shipments:
North America	388	396	360	375	1,519	389	369
Europe	263	233	226	265	987	262	261
Asia	194	198	186	201	779	215	222
South America	154	162	166	164	646	156	159
Eliminations	(48)	(44)	(34)	(48)	(174)	(59)	(70)
Total	951	945	904	957	3,757	963	941

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	5%	2%	(1)%	(4)%	—%	—%	(7)%
Europe	5	(9)	(2)	8	1	—	12%
Asia	10	13	6	10	10	11	12%
South America	29	13	(6)	—	7	1	(2)%
Total	8%	1%	(1)%	1%	2%	1%	—%
Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024
Net sales was $4.7 billion for the three months ended September 30, 2025, an increase of 10% from $4.3 billion in the comparable prior year period, primarily due to a 143% increase in average LMP and a 10% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $57 million. Total flat rolled product shipments were in line with the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $224 million for the three months ended September 30, 2025, an increase of 24% from $180 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $4.0 billion for the three months ended September 30, 2025, an increase of 12% from $3.6 billion in the comparable prior year period, primarily due to higher aluminum pricing driven by unfavorable scrap pricing and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $395 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $173 million for the three months ended September 30, 2025, a decrease of 5% from $183 million in the comparable prior year period, primarily due to cost reduction initiatives related to our 2025 Efficiency Plan.
Depreciation and Amortization
Depreciation and amortization was $152 million in the three months ended September 30, 2025, an increase of 8% from $141 million in the comparable prior year period. The increase is primarily related to the commissioning of new capital expansion projects.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $68 million for the three months ended September 30, 2025, a decrease of 6% from $72 million in the comparable prior year period. This decrease is primarily due to lower average interest rates on variable interest rate borrowings and higher capitalized interest, partially offset by a higher interest-bearing debt balance in the current period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $31 million and $21 million for the three months ended September 30, 2025, and 2024, respectively. The increase in restructuring expense is primarily driven by the charges of $28 million in the three months ended September 30, 2025 related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details. In the three months ended September 30, 2024, restructuring and impairment expenses, net related primarily to the Company's charge of $17 million to write off previously capitalized costs.
Other Expense, Net
Other expenses, net was an expense of $46 million and an expense of $65 million for the three months ended September 30, 2025, and 2024, respectively. The change was primarily due to charges related to the Oswego fire of $21 million in the current period, charges related to the Sierre flood of $2 million in the current period compared to $61 million in the prior year period, the Company incurring unrealized losses on the change in fair value of derivative instruments, net of $29 million in the current period, compared to gains of $9 million in the prior year period, and the Company incurring realized gains on the change in fair value of derivative instruments, net of $7 million in the current period, compared to losses of $6 million in the prior year period.
Taxes
We recognized $61 million of income tax provision for the three months ended September 30, 2025. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes to enacted tax rates. We recognized $51 million of income tax provision in the comparable prior period.

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

Selected Operating Results Three Months Ended September 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,121	$1,242	$866	$645	$(130)	$4,744
Shipments (in kt):
Rolled products – third party	369	260	170	142	—	941
Rolled products – intersegment	—	1	52	17	(70)	—
Total rolled products	369	261	222	159	(70)	941
Non-rolled products	5	11	3	25	—	44
Total shipments	374	272	225	184	(70)	985

Selected Operating Results Three Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,782	$1,115	$789	$672	$(63)	$4,295
Shipments (in kt):
Rolled products – third party	395	233	159	158	—	945
Rolled products – intersegment	1	—	39	4	(44)	—
Total rolled products	396	233	198	162	(44)	945
Non-rolled products	3	29	3	24	(4)	55
Total shipments	399	262	201	186	(48)	1,000

The following table reconciles changes in Adjusted EBITDA for the three months ended September 30, 2024, to the three months ended September 30, 2025.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended September 30, 2024	$185	$63	$91	$122	$1	$462
Volume	(34)	36	26	(4)	(29)	(5)
Conversion premium and product mix	31	8	(35)	(2)	21	23
Conversion costs	(46)	(31)	11	(21)	6	(81)
Foreign exchange	1	2	3	6	—	12
Selling, general & administrative and research & development costs(2)	11	6	3	6	—	26
Other changes	(14)	(3)	—	1	1	(15)
Adjusted EBITDA - Three Months Ended September 30, 2025	$134	$81	$99	$108	$—	$422
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
North America
Net sales increased $339 million, or 19%, primarily driven by higher average LMP aluminum prices, partially offset by a 7% decrease in rolled product shipments. Lower beverage packaging and specialty shipments were partially offset by higher automotive shipments. Adjusted EBITDA was $134 million, a decrease of 28%, primarily driven by net tariffs, and lower volume, partially offset by higher product pricing, higher metal benefit from improved scrap pricing, and cost efficiency actions.
Europe
Net sales increased $127 million, or 11%, primarily driven by a 12% increase in rolled product shipments, with year-over-year growth in beverage packaging, aerospace and specialty shipments. Automotive shipments were in line with the prior year period, which was impacted by the Sierre flood, while the current year period was constrained due to customer production interruptions. Adjusted EBITDA was $81 million, an increase of 29%, primarily driven by higher volume, higher product pricing, favorable foreign exchange and cost efficiency actions, partially offset by less favorable metal benefits from higher scrap pricing and unfavorable product mix.
Asia
Net sales increased $77 million, or 10%, primarily driven by a 12% increase in rolled product shipments. The increase in shipments was driven mainly by higher beverage packaging and aerospace shipments, partially offset by lower shipments of automotive. Adjusted EBITDA was $99 million, an increase of 9%, primarily driven by higher volume, and cost efficiency actions, partially offset by unfavorable product mix. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass-through in price to customers.
South America
Net sales decreased $27 million, or 4%, primarily driven by a 2% decrease in rolled product shipments for the beverage packaging market. Adjusted EBITDA was $108 million, a decrease of 11%, primarily driven by less favorable metal benefits from higher scrap pricing, and lower volume partially offset by favorable foreign exchange.

Six Months Ended September 30, 2025, Compared to the Six Months Ended September 30, 2024
Net sales were $9.5 billion for the six months ended September 30, 2025, an increase of 12% from $8.5 billion in the comparable prior year period, primarily due to higher average aluminum prices driven by a 126% increase in average LMP, a 3% increase in average LME prices, and metal price hedging activities with a favorable period-on-period impact of $158 million. Total flat rolled product shipments were in line with the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $370 million for the six months ended September 30, 2025, compared to $390 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $8.1 billion for the six months ended September 30, 2025, an increase of 14% from $7.1 billion in the comparable prior year period, driven primarily by higher aluminum pricing driven by unfavorable scrap pricing and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $944 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $348 million for the six months ended September 30, 2025, an 4% decrease from the prior year period of $364 million, due primarily cost reduction initiatives related to our 2025 Efficiency Plan and lower factoring costs.
Depreciation and Amortization
Depreciation and amortization was $300 million for the six months ended September 30, 2025, an increase of 7% from $281 million in the comparable prior year period. The increase is primarily related to the commissioning of new capital expansion projects.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $135 million for the six months ended September 30, 2025, a decrease of 6% from $144 million in the comparable prior year period. This decrease is primarily due to lower average interest rates on variable interest rate borrowings and higher capitalized interest, partially offset by a higher debt balance in the current period.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was a net expense of $116 million and $40 million for the six months ended September 30, 2025, and 2024, respectively. The increase in restructuring expense is primarily driven by the charges of $111 million for the six months ended September 30, 2025 related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details. For the six months ended September 30, 2024, restructuring and impairment expenses, net related primarily to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $19 million, as well as a charge of $17 million to write off previously capitalized costs.
Other (Income) Expenses, Net
Other expenses, net was an expense of $45 million and an expense of $125 million for the six months ended September 30, 2025, and 2024, respectively. The change was primarily due to charges related to the Oswego fire of $21 million in the current period, charges related to the Sierre flood of $8 million in the current period compared to $101 million in the prior year period, the Company incurring unrealized losses on the change in fair value of derivative instruments, net of $37 million in the current period, compared to gains of $16 million in the prior year period, and the Company incurring realized gains on the change in fair value of derivative instruments, net of $27 million in the current period, compared to losses of $32 million in the prior year period.
Taxes
We recognized $111 million of income tax provision for the six months ended September 30, 2025 and 2024. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and changes to enacted tax rates.

Segment Review

Selected Operating Results Six Months Ended September 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$4,143	$2,500	$1,718	$1,310	$(210)	$9,461
Shipments
Rolled products – third party	758	522	334	290	—	1,904
Rolled products – intersegment	—	1	103	25	(129)	—
Total rolled products	758	523	437	315	(129)	1,904
Non-rolled products	10	23	4	50	—	87
Total shipments	768	546	441	365	(129)	1,991

Selected Operating Results Six Months Ended September 30, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$3,512	$2,292	$1,505	$1,285	$(112)	$8,482
Shipments
Rolled products – third party	783	494	318	301	—	1,896
Rolled products – intersegment	1	2	74	15	(92)	—
Total rolled products	784	496	392	316	(92)	1,896
Non-rolled products	6	54	5	48	(3)	110
Total shipments	790	550	397	364	(95)	2,006
The following table reconciles changes in Adjusted EBITDA for the six months ended September 30, 2024, to the six months ended September 30, 2025.

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Six Months Ended September 30, 2024	$368	$153	$183	$254	$4	$962
Volume	(32)	36	46	(1)	(39)	10
Conversion premium and product mix	33	(1)	(47)	4	27	16
Conversion costs	(100)	(47)	2	(51)	9	(187)
Foreign exchange	2	11	6	9	—	28
Selling, general & administrative and research & development costs(2)	16	9	2	12	—	39
Other changes	(20)	(10)	—	—	—	(30)
Adjusted EBITDA - Six Months Ended September 30, 2025	$267	$151	$192	$227	$1	$838
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
North America
Net sales increased $631 million, or 18%, driven primarily by higher average LMP aluminum prices, partially offset by a 3% decrease in rolled product shipments. Lower specialty and beverage packaging shipments were partially offset by higher automotive shipments. Adjusted EBITDA was $267 million, a decrease of 27%, primarily driven by net tariffs and lower volume, partially offset by higher metal benefit from improved scrap pricing, higher product pricing, and cost efficiency actions.

Europe
Net sales increased $208 million, or 9%, driven primarily by a 5% increase in rolled product shipments. Higher beverage packaging and specialty shipments were partially offset by lower automotive shipments due to customer production interruptions in the second quarter of this fiscal year. Adjusted EBITDA was $151 million, a decrease of 1%, primarily driven by less favorable metal benefit from higher scrap pricing and unfavorable product mix, partially offset by higher volume, higher product pricing, favorable foreign exchange, and cost efficiency actions.
Asia
Net sales increased $213 million, or 14%, driven primarily by a 11% increase in rolled product shipments and higher average LME aluminum prices. Higher beverage packaging shipments were partially offset by lower automotive shipments. Adjusted EBITDA was $192 million, an increase of 5%, primarily due to higher volume, cost efficiency actions, and favorable foreign exchange, partially offset by less favorable metal benefits from higher scrap pricing and unfavorable product mix. Additionally, we incurred higher freight costs compared to the prior year period, which in turn resulted in a higher freight cost pass-through in price to customers.
South America
Net sales increased $25 million, or 2%, driven by higher average LME aluminum prices, as rolled product shipments were in line with the prior year period. Adjusted EBITDA was $227 million, a decrease of 11%, primarily due to less favorable metal benefits from higher scrap pricing, partially offset by lower factoring costs and favorable foreign exchange.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.9 billion of liquidity as of September 30, 2025. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, senior notes and municipal bonds. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities, and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of September 30, 2025, and March 31, 2025, is as follows.

in millions	September 30, 2025	March 31, 2025
Cash and cash equivalents	$1,157	$1,036
Availability under committed credit facilities	1,719	1,739
Total available liquidity	$2,876	$2,775
The increase in total available liquidity relates to the increase in cash and cash equivalents and an increase in the availability under committed credit facilities resulting from lower borrowings on our ABL Revolver, primarily driven by inflows from financing activities during the current period. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of September 30, 2025, we held $7 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2025, we held $403 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2025, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.

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
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Six Months Ended September 30,
in millions	2025	2024	Change
Net cash provided by operating activities	$411	$374	$37
Net cash used in investing activities	(910)	(719)	(191)
Net cash provided by financing activities	602	102	500
Operating Activities
The increase in net cash provided by operating activities is primarily related to favorable movement in average LMP aluminum prices, partially offset by unfavorable changes in working capital in the six months ended September 30, 2025 compared to the six months ended September 30, 2024.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table displays the adjusted free cash flow, the change between periods, as well as the ending balances of cash and cash equivalents.

	Six Months Ended September 30,
in millions	2025	2024	Change
Net cash provided by operating activities – continuing operations(1)	$411	$374	$37
Net cash used in investing activities – continuing operations(1)	(910)	(719)	(191)
Adjusted free cash flow	$(499)	$(345)	$(154)
Ending cash and cash equivalents	$1,157	$1,071	$86
_________________________
(1)For the six months ended September 30, 2025, and 2024, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $913 million during the six months ended September 30, 2025. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $717 million during the six months ended September 30, 2024.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2025, and 2024.

Six Months Ended
in millions	September 30, 2025
Short-term borrowings in Brazil	$50
Short-term borrowings in China	13
Series 2025A Bonds, due June 2032	400
Series 2025B Bonds, due June 2032	100
6.375% Senior Notes, due August 2033	750
Floating rate Term Loans, due March 2032	65
Proceeds from issuance of long-term and short-term borrowings	$1,378

Six Months Ended
in millions	September 30, 2024
Short-term borrowings in Brazil	$50
China Loan, due September 2027	14
Proceeds from issuance of long-term and short-term borrowings	$64

The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2025, and 2024.

Six Months Ended
in millions	September 30, 2025
Floating rate Term Loans, due March 2032	$(71)
China Bank Loans, due August 2027	(6)
3.25% Senior Notes, due November 2026	(738)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(817)

Six Months Ended
in millions	September 30, 2024
Short-term borrowings in Brazil	$(50)
Floating rate Term Loans, due September 2026	(4)
Floating rate Term Loans, due March 2028	(2)
China Bank Loans, due August 2027	(6)
Finance leases and other repayments	(6)
Principal payments of long-term and short-term borrowings	$(68)

The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2025, and 2024.

Six Months Ended
in millions	September 30, 2025
ABL Revolver	$116
China credit facility	(14)
Korea credit facility	(3)
Revolving credit facilities and other, net	$99

Six Months Ended
in millions	September 30, 2024
ABL Revolver	$108
Korea credit facility	(2)
Revolving credit facilities and other, net	$106
In addition to the activities shown in the tables above, we paid debt issuance costs of $23 million during the six months ended September 30, 2025. We also paid a return of capital to our common shareholder in the amount of $35 million during the six months ended September 30, 2025.
Non-Guarantor Information
As of September 30, 2025, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2025)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2025)	17%
Assets owned by non-guarantor subsidiaries (as of September 30, 2025)	13%
In addition, for the six months ended September 30, 2025, and 2024, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.2 billion and $2.0 billion, respectively, and as of September 30, 2025, those subsidiaries had assets of $3.1 billion and debt and other liabilities of $1.7 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term demand trends for flat-rolled aluminum products remain strong, and we have approximately $5 billion of debottlenecking, recycling, and new capacity capital investments under way or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. We intend to keep our net leverage ratio at or around approximately 3.5x during our strategic capital investment cycle underway, but tariff cost pressures and Oswego fire-related impacts in Adjusted EBITDA could cause net leverage to go above this target in the near-term. We also guide approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2025. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.

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
Beginning in first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette, Alabama, plant. The Bay Minette, Alabama plant is the first fully integrated aluminum mill built in the U.S. in over 40 years and is expected to have an annual rolled aluminum production capacity of 600 kt once completed and at normal production capacity. As a result, non-capitalizable start-up costs will have a significant impact on the comparability of reported Adjusted EBITDA during the period of commissioning, pre-production, and production ramp-up. Given the nature of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to commission and ramp up production at the new plant. Excluding such start-up costs maintains comparability of Adjusted EBITDA among periods, which is useful to investors and reflects how management evaluates the Company’s operating performance. The Company will cease excluding such start-up costs from its Adjusted EBITDA once normal production capacity is achieved at the Bay Minette plant.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; the expected impact of the Oswego fire on our operations and our projected timeline for the plant's reopening; our projections regarding financial performance, liquidity, capital expenditures, and investments; the impact of significant tariffs and other trade barriers, including announced U.S aluminum tariffs on our business; the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Middle East; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; our anticipating of the benefit from solutions to increase the amount and different types of scrap metal our systems are able to process; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•disruptions or changes in the business or financial condition of our significant customers or the loss of their business or reduction in their requirements;
•impact of changes in trade policies, new tariffs, duties and other trade measures;
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
•unplanned disruptions at our operating facilities, including as a result of adverse weather phenomena or fires;
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2025, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(254)
Copper	(10)	(1)
Zinc	(10)	—
Local market premiums	10%	(10)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2025, given a 10% decline in prices for energy contracts.

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(3)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2025, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(17)
Euro	(10)	(40)
Korean won	(10)	(58)
Canadian dollar	(10)	(2)
British pound	(10)	(27)
Swiss franc	(10)	(24)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2025, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $9 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of September 30, 2025, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of September 30, 2025, would have an estimated potential negative effect on the contracts' fair value of approximately $2 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.
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
4.1
Indenture, dated as of August 18, 2025, among Novelis Corporation, Novelis Inc., the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2025 (File No. 001-32312))

4.2	Form of 6.375% Senior Note due August 2033 (included in Exhibit 4.1).
4.3
Loan Agreement, dated as of September 1, 2025, between Novelis Corporation and The Industrial Development Authority of Baldwin County (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 18, 2025 (File No. 001-32312)).

4.4
Guaranty Agreement, dated as of September 18, 2025, by the guarantors named therein, in favor of Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 18, 2025 (File No. 001-32312)).

4.5
Amendment No. 1 to Credit Agreement, dated as of September 16, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent.

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
Date: November 4, 2025