Form 10-Q
period 2025-12-31
Novelis Inc.
filed 2026-02-11
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
or
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
As of February 10, 2026, the registrant had 605,000,000 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Net sales	$4,186	$4,080	$13,647	$12,562
Cost of goods sold (exclusive of depreciation and amortization)	3,513	3,516	11,617	10,607
Selling, general and administrative expenses	177	179	525	543
Depreciation and amortization	155	142	455	423
Interest expense and amortization of debt issuance costs	66	66	201	210
Research and development expenses	22	25	68	75
Loss on extinguishment of debt, net	—	—	3	—
Restructuring and impairment expenses, net	20	6	136	46
Equity in net loss (income) of non-consolidated affiliates	7	1	1	(2)
Other expenses (income), net	381	(4)	426	121
	4,341	3,931	13,432	12,023
(Loss) income before income tax provision	(155)	149	215	539
Income tax provision	4	39	115	150
Net (loss) income	(159)	110	100	389
Net income attributable to noncontrolling interests	1	—	1	—
Net (loss) income attributable to our common shareholder	$(160)	$110	$99	$389
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Net (loss) income	$(159)	$110	$100	$389
Other comprehensive loss:
Currency translation adjustment	(9)	(217)	175	(101)
Net change in fair value of effective portion of cash flow hedges	(177)	28	(275)	(16)
Net change in pension and other benefits	11	(1)	5	(8)
Other comprehensive loss before income tax effect	(175)	(190)	(95)	(125)
Income tax (benefit) provision related to items of other comprehensive loss	(47)	1	(72)	(9)
Other comprehensive loss, net of tax	(128)	(191)	(23)	(116)
Comprehensive (loss) income	(287)	(81)	77	273
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	5	—	5	(1)
Comprehensive (loss) income attributable to our common shareholder	$(292)	$(81)	$72	$274
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$825	$1,036
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of December 31, 2025, and March 31, 2025)	2,017	2,073
— related parties	176	136
Inventories	3,703	3,054
Prepaid expenses and other current assets	302	234
Fair value of derivative instruments	109	176
Assets held for sale	19	6
Total current assets	7,151	6,715
Property, plant and equipment, net	8,118	6,851
Goodwill	1,080	1,074
Intangible assets, net	458	509
Investment in and advances to non-consolidated affiliates	981	912
Deferred income tax assets	166	188
Other long-term assets
— third parties	287	263
— related parties	5	3
Total assets	$18,246	$16,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$52	$32
Short-term borrowings	592	348
Accounts payable
— third parties	3,548	3,687
— related parties	325	275
Fair value of derivative instruments	378	106
Liabilities held for sale	13	—
Accrued expenses and other current liabilities	704	666
Total current liabilities	5,612	5,114
Long-term debt, net of current portion	6,317	5,773
Deferred income tax liabilities	189	295
Accrued postretirement benefits	523	534
Other long-term liabilities	298	284
Total liabilities	12,939	12,000
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 605,000,000 and 600,000,000 shares issued and outstanding as of December 31, 2025, and March 31, 2025, respectively	—	—
Additional paid-in capital	1,823	1,108
Retained earnings	3,854	3,755
Accumulated other comprehensive loss	(385)	(358)
Total equity of our common shareholder	5,292	4,505
Noncontrolling interests	15	10
Total equity	5,307	4,515
Total liabilities and equity	$18,246	$16,515
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended December 31,
in millions	2025	2024
OPERATING ACTIVITIES
Net income	$100	$389
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	455	423
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	71	(17)
Loss on sale or disposal of assets, net	3	2
Non-cash restructuring and impairment charges	76	34
Loss on extinguishment of debt, net	3	—
Deferred income taxes, net	(20)	(26)
Equity in net loss (income) of non-consolidated affiliates	1	(2)
Loss (gain) on foreign exchange remeasurement of debt	18	(12)
Amortization of debt issuance costs and carrying value adjustments	11	10
Non-cash charges related to Sierre flooding	—	42
Non-cash charges related to Oswego fire	36	—
Other, net	—	4
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	61	(221)
Inventories	(557)	(486)
Accounts payable	(253)	245
Other assets	(86)	(66)
Other liabilities	(9)	(56)
Net cash (used in) provided by operating activities	$(90)	$263
INVESTING ACTIVITIES
Capital expenditures	$(1,577)	$(1,175)
Proceeds from sales of assets, third party, net of transaction fees and hedging	1	—
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	3	(9)
Outflows from the settlement of derivative instruments, net	(25)	(4)
Proceeds from insurance claims	36	—
Other	12	10
Net cash used in investing activities	$(1,550)	$(1,178)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,458	$268
Principal payments of long-term and short-term borrowings	(822)	(123)
Revolving credit facilities and other, net	89	262
Debt issuance costs	(25)	(3)
Proceeds from equity contribution from our common shareholder	750	—
Return of capital to our common shareholder	(35)	—
Net cash provided by financing activities	$1,415	$404
Net decrease in cash, cash equivalents and restricted cash	(225)	(511)
Effect of exchange rate changes on cash	14	(15)
Cash, cash equivalents and restricted cash – beginning of period	1,041	1,322
Cash, cash equivalents and restricted cash – end of period	$830	$796

Cash and cash equivalents	$825	$791
Restricted cash (included in other long-term assets)	5	5
Cash, cash equivalents and restricted cash – end of period	$830	$796

Supplemental Disclosures:
Accrued capital expenditures	$316	$303
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2024	600,000,000	$—	$1,108	$3,072	$(381)	$11	$3,810
Net income attributable to our common shareholder	—	—	—	389	—	—	389
Currency translation adjustment included in other comprehensive loss	—	—	—	—	(101)	—	(101)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $7 included in other comprehensive loss	—	—	—	—	(9)	—	(9)
Change in pension and other benefits, net of tax benefit of $2 included in other comprehensive loss	—	—	—	—	(5)	(1)	(6)
Balance as of December 31, 2024	600,000,000	$—	$1,108	$3,461	$(496)	$10	$4,083

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
Net income attributable to our common shareholder	—	—	—	99	—	—	99
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in other comprehensive loss	—	—	—	—	175	—	175
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $73 included in other comprehensive loss	—	—	—	—	(202)	—	(202)
Change in pension and other benefits, net of tax provision of $1 included in other comprehensive loss	—	—	—	—	—	4	4
Equity contribution from our common shareholder	5,000,000	—	750	—	—	—	750
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of December 31, 2025	605,000,000	$—	$1,823	$3,854	$(385)	$15	$5,307

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2024	600,000,000	$—	$1,108	$3,351	$(305)	$10	$4,164
Net income attributable to our common shareholder	—	—	—	110	—	—	110
Currency translation adjustment included in other comprehensive loss	—	—	—	—	(217)	—	(217)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $2 included in other comprehensive loss	—	—	—	—	26	—	26
Balance as of December 31, 2024	600,000,000	$—	$1,108	$3,461	$(496)	$10	$4,083

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of September 30, 2025	600,000,000	$—	$1,073	$4,014	$(253)	$10	$4,844
Net loss attributable to our common shareholder	—	—	—	(160)	—	—	(160)
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Currency translation adjustment included in other comprehensive loss	—	—	—	—	(9)	—	(9)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $49 included in other comprehensive loss	—	—	—	—	(128)	—	(128)
Change in pension and other benefits, net of tax provision of $2 included in other comprehensive loss	—	—	—	—	5	4	9
Equity contribution from our common shareholder	5,000,000	—	750	—	—	—	750
Balance as of December 31, 2025	605,000,000	$—	$1,823	$3,854	$(385)	$15	$5,307
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
All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes (also expressed as tonnes).
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of December 31, 2025, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net (loss) income attributable to our common shareholder includes our share of the net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the condensed consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non-consolidated affiliates and equity in net loss (income) of non-consolidated affiliates.
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all required criteria are met. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our condensed consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. As of December 31, 2025, the Company had assets held for sale of $19 million and liabilities held for sale of $13 million. As of March 31, 2025, the Company had assets held for sale of $6 million.
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On December 31, 2025, and March 31, 2025, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $862 million and $850 million, respectively.

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
Issuance of Shares
On December 23, 2025, the Company issued 5,000,000 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary, AV Minerals (Netherlands) N.V., purchased 5,000,000 shares for $750 million at a price of $150 per share. This transaction caused no changes in the Company’s ownership structure, as all of the Company’s common shares continue to be held indirectly by Hindalco. The proceeds from this equity contribution were used to support ongoing capital projects.
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the nine months ended December 31, 2025, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for all entities for fiscal years beginning after December 15, 2024. The Company plans to adopt this guidance for its consolidated financial statements and related disclosures for the fiscal year ending March 31, 2026.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three and nine months ended December 31, 2025 totaled a net expense of $20 million and $136 million, respectively. Restructuring and impairment expenses, net for the three and nine months ended December 31, 2024 totaled a net expense of $6 million and $46 million, respectively.
The following table summarizes our restructuring liability activity:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net	58	8	42	2	26	136
Cash payments	(23)	(6)	(2)	(2)	(18)	(51)
Other(1)	(35)	3	(40)	1	(3)	(74)
Restructuring liability balance as of December 31, 2025(2)	$20	$6	$—	$7	$6	$39

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
Restructuring and impairment expenses, net	26	—	17	3	—	46
Cash payments	(9)	(1)	—	(1)	—	(11)
Other(1)	(17)	—	(17)	(2)	—	(36)
Restructuring liability balance as of December 31, 2024(2)	$16	$1	$—	$6	$—	$23
____________________
(1)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. For the nine months ended December 31, 2025 and December 31, 2024, impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses included in restructuring and impairment expenses, net were $76 million and $34 million, respectively.
(2)As of December 31, 2025, the restructuring liability totaled $39 million, with $19 million included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities on our accompanying condensed consolidated balance sheet. As of December 31, 2024, the restructuring liability totaled $23 million, with $4 million included in accrued expenses and other current liabilities and the remainder was within other long-term liabilities on our condensed consolidated balance sheet.
Restructuring and impairment expenses, net for the three months ended December 31, 2025, of $20 million consist of $6 million in accelerated depreciation charges and $14 million in employee-related and other restructuring expenses. Restructuring and impairment expenses, net for the nine months ended December 31, 2025, of $136 million consist of $87 million in accelerated depreciation charges and $49 million in employee-related and other restructuring expenses, net of pension curtailment and settlement gains.
Restructuring and impairment expenses, net for the three months ended December 31, 2024, of $6 million consist of $2 million in accelerated depreciation charges and $4 million in employee-related and other restructuring expenses. Restructuring and impairment expenses, net for the nine months ended December 31, 2024, of $46 million consist of $17 million in accelerated depreciation charges, $17 million in write-off costs previously capitalized, and $12 million in employee-related and other restructuring expenses.
2025 Structural Cost Improvement and Efficiency Plan
In fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies through the 2025 Structural Cost Improvement and Efficiency Plan (the "2025 Efficiency Plan").

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Charges recognized in the three months ended December 31, 2025
Employee-related expenses	$3	$(3)	$—	$1	$4	$5
Accelerated depreciation	—	—	6	—	—	6
Professional fees	—	—	—	—	5	5
Other	2	—	—	—	—	2
Total restructuring charges	$5	$(3)	$6	$1	$9	$18

Charges recognized in the nine months ended December 31, 2025
Employee-related expenses	$12	$7	$1	$1	$13	$34
Accelerated depreciation	46	—	40	—	—	86
Pension curtailment and settlement gains	(11)	—	—	—	—	(11)
Professional fees	—	—	—	—	14	14
Other	6	—	—	—	—	6
Total restructuring charges	$53	$7	$41	$1	$27	$129

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$—	$2

Cumulative restructuring charges through December 31, 2025	$55	$7	$41	$1	$27	$131

The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet and were as follows:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Liability balance as of March 31, 2025	$2	$—	$—	$—	$—	$2
Expenses recognized	12	7	1	1	13	34
Cash payments	(12)	(6)	(1)	(1)	(6)	(26)
Liability balance as of December 31, 2025	$2	$1	$—	$—	$7	$10

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of shutting down the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant", respectively) in the North America segment and idling one of the two automotive finishing lines at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $4 million and $49 million in the three and nine months ended December 31, 2025, respectively, consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In the third quarter of fiscal 2026, the Company completed idling of one of the two Changzhou plant automotive finishing lines and recognized restructuring costs of $6 million and $41 million in the three and nine months ended December 31, 2025, respectively, consisting of accelerated depreciation and employee-related expenses.
Additionally, in the three and nine months ended December 31, 2025, the Company recognized $7 million and $38 million, respectively, in charges related to SG&A cost reduction actions, consisting primarily of $3 million and $25 million, respectively, in employee-related expenses and $4 million and $13 million, respectively, in professional fees. The Company did not recognize any material charges in connection with the 2025 Efficiency Plan in the South America region through December 31, 2025.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2026 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following:

in millions	December 31, 2025	March 31, 2025
Finished goods	$922	$697
Work in process	1,626	1,349
Raw materials	847	722
Supplies	308	286
Inventories	$3,703	$3,054

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
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets:

in millions	December 31, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$11	$4
Accounts receivable, net	10	9
Inventories	127	129
Prepaid expenses and other current assets	13	8
Total current assets	161	150
Property, plant and equipment, net	49	101
Goodwill	12	12
Deferred income tax assets	33	36
Other long-term assets	4	3
Total assets	$259	$302
LIABILITIES
Current liabilities:
Accounts payable	$114	$134
Accrued expenses and other current liabilities	27	37
Total current liabilities	141	171
Accrued postretirement benefits	79	102
Other long-term liabilities	4	2
Total liabilities	$224	$275

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of December 31, 2025, Novelis and Kobe both hold a 50% interest in UAL. During the three and nine months ended December 31, 2025, we made additional contributions to UAL in the amount of $1 million and $7 million, respectively. During the three and nine months ended December 31, 2024, we made additional contributions to UAL in the amount of $6 million and $18 million, respectively.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Net sales	$426	$371	$1,299	$1,171
Costs and expenses related to net sales	436	365	1,293	1,145
Income tax (benefit) provision	(3)	1	(1)	6
Net (loss) income	$(7)	$5	$7	$20

Purchases of tolling services from Alunorf	$74	$72	$234	$224
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	December 31, 2025	March 31, 2025
Accounts receivable, net — related parties	$176	$136
Other long-term assets — related parties	5	3
Accounts payable — related parties	325	275

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During the three and nine months ended December 31, 2025, we recorded net sales of less than $1 million between Novelis and Hindalco related primarily to sales of equipment and other services. During the three and nine months ended December 31, 2024, we recorded net sales of less than $1 million and $1 million, respectively, between Novelis and Hindalco related primarily to sales of equipment and other services. As of December 31, 2025, and March 31, 2025, there was $1 million of outstanding accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2025.
Equity Contribution
On December 23, 2025, the Company issued 5,000,000 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary AV Minerals (Netherlands) N.V., purchased 5,000,000 shares for $750 million at a price of $150 per share. The proceeds from this capital contribution were used to support ongoing capital projects.
The equity contribution pursuant to the subscription agreement was recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets and statements of shareholder’s equity. The Company issued 5,000,000 shares of common stock as a result of the equity contribution, however this did not result in any change to the ownership structure, as all of the Company’s common shares continue to be held indirectly by Hindalco.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following:

	December 31, 2025				March 31, 2025
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	4.73%	$592	$—	$592	$348	$—	$348
Floating rate Term Loans, due March 2032	5.42%	1,241	(15)	1,226	1,250	(16)	1,234
3.25% Senior Notes, due November 2026	3.25%	13	—	13	750	(3)	747
3.375% Senior Notes, due April 2029	3.375%	587	(5)	582	540	(7)	533
4.75% Senior Notes, due January 2030	4.75%	1,600	(13)	1,587	1,600	(15)	1,585
6.875% Senior Notes, due January 2030	6.875%	750	(10)	740	750	(11)	739
3.875% Senior Notes, due August 2031	3.875%	750	(6)	744	750	(7)	743
6.375% Senior Notes, due August 2033	6.375%	750	(11)	739	—	—	—
China Bank Loans, due August 2027	2.65%	37	—	37	41	—	41
China Loan, due September 2027	2.45%	14	—	14	13	—	13
China Loan, due November 2027	2.60%	21	—	21	21	—	21
China Loan, due December 2027	2.50%	21	—	21	21	—	21
Sierre Loan, due October 2027	0.42%	126	—	126	113	—	113
Series 2025A Bonds, due June 2032(3)	5.00%	400	(6)	394	—	—	—
Series 2025B Bonds, due June 2032(4)	4.625%	100	(2)	98	—	—	—
Finance lease obligations and other debt, due through April 2040	4.87%	27	—	27	15	—	15
Total debt		$7,029	$(68)	$6,961	$6,212	$(59)	$6,153
Less: Short-term borrowings		(592)	—	(592)	(348)	—	(348)
Less: Current portion of long-term debt		(52)	—	(52)	(32)	—	(32)
Long-term debt, net of current portion		$6,385	$(68)	$6,317	$5,832	$(59)	$5,773
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of December 31, 2025, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
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
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of December 31, 2025, for our debt denominated in foreign currencies are as follows (in millions):

As of December 31, 2025	Amount
Short-term borrowings and current portion of long-term debt due within one year	$644
2 years	94
3 years	143
4 years	602
5 years	2,364
Thereafter	3,182
Total	$7,029

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-Term Borrowings
As of December 31, 2025, our short-term borrowings totaled $592 million, which consisted of $289 million of borrowings on our ABL Revolver, $280 million in short-term Brazil loans, $13 million in short-term China loans (CNY 92 million), and $10 million in other short-term borrowings.
The weighted average interest rate on the short-term borrowings was 4.73% and 6.54% as of December 31, 2025, and March 31, 2025, respectively.
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
As of December 31, 2025, we were in compliance with the covenants of our Term Loan Facility.
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
On January 30, 2026, the Company issued a request to its lenders to increase the maximum revolving commitments under the ABL Revolver facility from $2.0 billion to $2.5 billion. The increase will require consent from the lenders under the ABL Revolver facility, which is expected to become effective by the end of February 2026. The Company's borrowing capacity under the ABL Revolving facility following the amendment will be the lower of the commitments or the borrowing base.
As of December 31, 2025, we were in compliance with the covenants for our ABL Revolver.
As of December 31, 2025, we had $289 million in borrowings under the ABL Revolver. We utilized $131 million of the ABL Revolver for letters of credit. We had availability of $1,580 million on the ABL Revolver, including $144 million of remaining availability that can be utilized for letters of credit.
Citi Facility
On August 14, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement (the "Citi Facility") with Citibank providing for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $200 million. The initial maximum term of each individual loan or advance is 30 days and the Company intends to repay any borrowings prior the end of each month. Borrowings under the Citi Facility bear interest at Term SOFR plus a margin of 1.00%. In January 2026, the Company entered into an amendment to the Citi Facility that resulted in an increase in the maximum aggregate amount of loans and advances from $200 million to $300 million, providing the Company with additional borrowing capacity and flexibility to support its ongoing working capital needs.
As of December 31, 2025, we had no outstanding borrowings under the Citi Facility.

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
As of December 31, 2025, we were in compliance with the covenants of our Senior Notes.
2033 Senior Notes and Cash Tender Offer for the 2026 Senior Notes
On August 18, 2025, Novelis Corporation, a wholly owned subsidiary of Novelis Inc., issued $750 million in aggregate principal amount of the 2033 Senior Notes. The 2033 Senior Notes will mature on August 15, 2033 and are subject to semi-annual interest payments that will accrue at a rate of 6.375% per year. Concurrently with the offering, Novelis conducted a cash tender offer for any and all of the outstanding 2026 Senior Notes (the "Tender Offer"). The net proceeds of the offering were used to (i) purchase $737 million of the $750 million outstanding aggregate principal amount of the 2026 Senior Notes that were validly tendered and not withdrawn pursuant to the Tender Offer and (ii) pay fees and expenses in connection with the offering and the Tender Offer. We incurred original issue discount costs of $9 million and debt issuance costs of $3 million related to the 2033 Senior Notes, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the note.
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of December 31, 2025, and March 31, 2025, we had $37 million (CNY 260 million) and $41 million (CNY 300 million), respectively, of borrowings on our China bank loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of December 31, 2025, and March 31, 2025, we had $14 million (CNY 100 million) and $13 million (CNY 100 million), respectively, of borrowings on our loan.
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of December 31, 2025, and March 31, 2025, we had $21 million (CNY 149 million) and $21 million (CNY 150 million), respectively, of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of December 31, 2025, and March 31, 2025, we had $21 million (CNY 149 million) and $21 million (CNY 150 million), respectively, of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of December 31, 2025, and March 31, 2025, we had $126 million (CHF 100 million) and $113 million (CHF 100 million), respectively, of borrowings on our loan.
Series 2025A Bonds
In June 2025, Novelis Corporation announced the issuance of $400 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025A Bonds") by the Industrial Development Authority of Baldwin County (the "Baldwin IDA"). The Series 2025A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the first quarter of fiscal 2026. The proceeds from the Series 2025A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025A Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the construction of the Company's new greenfield rolling and recycling plant located in Bay Minette, Alabama (the "Bay Minette Project"). In connection with this transaction, we incurred debt issuance costs of $6 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
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
As of December 31, 2025, we were in compliance with the covenants under the Series 2025A Loan Agreement.
Series 2025B Bonds
In September 2025, Novelis Corporation announced the issuance of $100 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025B Bonds") by the Baldwin IDA. The Series 2025B Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the second quarter of fiscal 2026. The proceeds from the Series 2025B Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025B Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the Bay Minette Project. In connection with this transaction, we incurred debt issuance costs of $2 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025B Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
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
As of December 31, 2025, we were in compliance with the covenants under the Series 2025B Loan Agreement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the nine months ended December 31, 2025, we granted 1,787,668 Hindalco phantom RSUs and 1,685,232 Hindalco SARs. Total share-based compensation expense was $11 million and $21 million for the three and nine months ended December 31, 2025, respectively. Total share-based compensation benefit was $1 million and an expense of $25 million for the three and nine months ended December 31, 2024, respectively. As of December 31, 2025, the outstanding liability related to share-based compensation was $29 million.
The cash payments made to settle all Hindalco SAR liabilities were $7 million and $11 million in the nine months ended December 31, 2025, and 2024, respectively. Total cash payments made to settle RSUs were $32 million and $15 million in the nine months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $9 million and $17 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.3 years and 1.5 years, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
8. POSTRETIREMENT BENEFIT PLANS
The Company recognizes actuarial gains and losses and prior service costs in the condensed consolidated balance sheet and recognizes changes in these amounts during the year in which changes occur through other comprehensive loss. The Company uses various assumptions when computing amounts relating to its defined benefit pension plan obligations and their associated expenses (including the discount rate and the expected rate of return on plan assets). Net actuarial gains and losses are amortized over periods of 15 years or less, which represent the group's average future service life of the employees or the group's average life expectancy.
During the first quarter of fiscal 2026, the Company closed its Fairmont, West Virginia plant. Due to this closure, eligible participants in the Fairmont Pension Plan can elect to receive early retirement benefits. The Company determined the number of participants who elected to do so had an immaterial impact on the condensed consolidated statements of operations and the condensed consolidated balance sheets. Additionally, eligible participants in the Fairmont Medical and Fairmont Death Benefit plans were offered and accepted the option to waive future medical and death benefits. This transaction and related remeasurement resulted in noncash curtailment and settlement gains totaling $11 million during the nine months ended December 31, 2025.
During the third quarter of fiscal 2026, the Company settled $94 million of the Logan Pension Plan liability through the purchase of annuity contracts funded by plan assets. Additionally, throughout fiscal 2026, various Logan Pension Plan retirees received lump sum payouts totaling $15 million as required under the terms of the plan. As a result of these transactions, a settlement gain of $1 million was recorded during the nine months ended December 31, 2025.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended December 31,		Three Months Ended December 31,
in millions	2025	2024	2025	2024
Service cost	$6	$6	$1	$1
Interest cost	18	18	3	2
Expected return on assets	(20)	(20)	—	—
Amortization — losses (gains), net	1	2	(1)	(1)
Amortization — prior service credit, net	(1)	—	(1)	(1)
Settlement and curtailment gain	(1)	—	—	—
Net periodic benefit cost(1)	$3	$6	$2	$1

	Pension Benefit Plans		Other Benefit Plans
	Nine Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Service cost	$17	$17	$2	$2
Interest cost	54	55	5	5
Expected return on assets	(59)	(58)	—	—
Amortization — losses (gains), net	3	3	(2)	(2)
Amortization — prior service credit, net	(2)	(1)	(3)	(3)
Settlement and curtailment gain	(1)	—	(11)	—
Net periodic benefit cost(1)	$12	$16	$(9)	$2
____________________
(1)Service cost is included within cost of goods sold (exclusive of depreciation and amortization) and selling, general and administrative expenses. Other benefit plans' settlement and curtailment gain for fiscal 2026 is due to the Fairmont plant closure and included in restructuring and impairment expenses, net. All other cost components are recorded within other expenses (income), net.
The average expected long-term rate of return on all plan assets is 6.5% in fiscal 2026.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Employer Contributions to Plans
For pension plans, our policy is to fund an amount required to provide for contractual benefits attributed to service to date and amortize unfunded actuarial liabilities typically over periods of 15 years or less. We also participate in savings plans in Canada and the U.S., as well as defined contribution pension plans in the U.S., the U.K., Canada, Germany, Italy, Switzerland, and Brazil. We contributed the following amounts to all plans:

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Funded pension plans	$2	$4	$18	$27
Unfunded pension plans	4	3	12	11
Savings and defined contribution pension plans	16	14	49	46
Total contributions	$22	$21	$79	$84
During the remainder of fiscal 2026, we expect to contribute an additional $6 million to our funded pension plans, $6 million to our unfunded pension plans, and $16 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying condensed consolidated statements of operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(8)	$(58)	$20	$(34)
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	12	59	(15)	38
Currency losses, net	$4	$1	$5	$4

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented:

	December 31, 2025
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$—	$—	$(209)	$(5)	$(214)
Currency exchange contracts	16	2	(7)	(1)	10
Energy contracts	—	—	(2)	—	(2)
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	—	1	—	—	1
Total derivatives designated as hedging instruments	$16	$3	$(218)	$(11)	$(210)
Derivatives not designated as hedging instruments:
Metal contracts	$81	$2	$(154)	$(1)	$(72)
Currency exchange contracts	11	—	(5)	(1)	5
Energy contracts	1	—	(1)	—	—
Total derivatives not designated as hedging instruments	$93	$2	$(160)	$(2)	$(67)
Total derivative fair value	$109	$5	$(378)	$(13)	$(277)

	March 31, 2025
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$89	$4	$(5)	$—	$88
Currency exchange contracts	6	—	(27)	(1)	(22)
Energy contracts	6	—	(1)	—	5
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$106	$4	$(33)	$(6)	$71
Derivatives not designated as hedging instruments:
Metal contracts	$58	$1	$(56)	$(1)	$2
Currency exchange contracts	12	—	(17)	—	(5)
Total derivatives not designated as hedging instruments	$70	$1	$(73)	$(1)	$(3)
Total derivative fair value	$176	$5	$(106)	$(7)	$68
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
In addition to aluminum, we enter into LME copper and zinc forward contracts. As of December 31, 2025, we had a notional amount of 3 kt, the fair value of these contracts represented an asset of $2 million. As of March 31, 2025 we had a notional amount of 4 kt and the fair value of these contracts represented an asset of less than $1 million. These contracts are undesignated, with an average duration of one year.
We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and South America and Europe Duty Premium contracts in Europe. As of December 31, 2025, we had a notional of 104 kt not designated, representing a liability of $31 million. As of March 31, 2025, we had a notional not designated of 29 kt, representing a liability of $9 million. The average duration of these not designated contracts is less than one year. We identify and designate certain MWP sales contracts as cashflow hedges of LMP risk associated with future sales. As of December 31, 2025, the notional designated was 58 kt, representing a liability of $4 million. As of March 31, 2025 we had no notional designated. The average duration of these contracts is less than one year.
The following table summarizes our notional amount:

in kt	December 31, 2025	March 31, 2025
Hedge type
Purchase (sale)
Cash flow sales	(1,024)	(847)
Not designated	(211)	(135)
Total, net	(1,235)	(982)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.0 billion and $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of December 31, 2025, and March 31, 2025, respectively.
We enter into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive loss under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses (income), net. We had a total notional amount of $131 million and $261 million in outstanding foreign currency forwards designated as net investment hedges as of December 31, 2025, and March 31, 2025, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of December 31, 2025, and March 31, 2025, we had outstanding foreign currency exchange contracts with a total notional amount of $1.3 billion, and $1.5 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first quarter of fiscal 2027 and offset the remeasurement impact.
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of December 31, 2025, and March 31, 2025, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America. We had a notional amount of 7 million MMBtu designated as cash flow hedges as of December 31, 2025, and the fair value was a liability of $1 million. There was a notional amount of 5 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2025, and the fair value was an asset of $5 million. As of December 31, 2025, we had a notional amount of 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was an asset of $1 million. As of March 31, 2025, we had a notional amount of less than 1 million MMBtu and the fair value was an asset of less than $1 million. The average for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 5 million gallons designated as cash flow hedges as of December 31, 2025, and the fair value was a liability of less than $1 million. There was a notional amount of 7 million gallons designated as cash flow hedges as of March 31, 2025, and the fair value was a liability of less than $1 million. As of December 31, 2025 and March 31, 2025 there was no notional amount and remaining that was not designated as hedges. In Europe, as of December 31, 2025, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was a liability of $1 million. As of March 31, 2025, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of less than $1 million. The average duration for all diesel fuel contracts is one year in length.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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

	Three Months Ended December 31		Nine Months Ended December 31
in millions	2025	2024	2025	2024
Derivative instruments not designated as hedges
Metal contracts	$45	$2	$61	$17
Currency exchange contracts	15	59	(14)	39
Energy contracts(1)	1	2	1	4
Loss recognized in other expenses (income), net	61	63	48	60
Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(1)	(2)	(1)	(6)	(3)
Total loss recognized in other expenses (income), net	$59	$62	$42	$57

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$12	$59	$(15)	$38
Realized losses (gains) on change in fair value of derivative instruments, net	14	21	(13)	53
Unrealized losses (gains) on change in fair value of derivative instruments, net	33	(18)	70	(34)
Total loss recognized in other expenses (income), net	$59	$62	$42	$57
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next 12 months, we expect to reclassify $223 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive loss (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Cash flow hedging derivatives
Metal contracts	$(287)	$32	$(355)	$(96)
Currency exchange contracts	(7)	(101)	46	(102)
Energy contracts	(2)	1	(9)	(2)
Interest rate swap contracts	—	7	(1)	1
Total cash flow hedging derivatives	$(296)	$(61)	$(319)	$(199)
Net investment derivatives
Currency exchange contracts	—	16	(19)	9
Total	$(296)	$(45)	$(338)	$(190)

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended December 31,		Nine Months Ended December 31,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2025	2024	2025	2024
Cash flow hedging derivatives
Energy contracts(1)	$(1)	$(2)	$(3)	$(8)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(121)	(75)	(42)	(154)	Net sales
Currency exchange contracts	4	(4)	4	(6)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	1	(5)	3	(11)	Net sales
Currency exchange contracts	—	—	(2)	(2)	Depreciation and amortization
Interest rate swap contracts	(1)	—	(1)	2	Interest expense and amortization of debt issuance costs
Total	$(118)	$(86)	$(41)	$(179)	(Loss) income before income tax provision
	30	23	9	47	Income tax provision
	$(88)	$(63)	$(32)	$(132)	Net (loss) income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
For the period ended December 31, 2025, there was $4 million excluded from the assessment of effectiveness recognized in earnings related to net investment hedges. The component excluded from effectiveness assessment of net investment hedges is forward points related to the hedges. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. There was $2 million and no amount excluded from the assessment of effectiveness recognized in earnings for the periods ended December 31, 2025, and 2024, respectively, related to capital expenditure hedges.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented:

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2025	$(194)	$(58)	$(1)	$(253)
Other comprehensive (loss) income before reclassifications	(9)	(216)	5	(220)
Amounts reclassified from accumulated other comprehensive loss, net	—	88	—	88
Net current-period other comprehensive (loss) income	(9)	(128)	5	(132)
Balance as of December 31, 2025	$(203)	$(186)	$4	$(385)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of September 30, 2024	$(224)	$(97)	$16	$(305)
Other comprehensive loss before reclassifications	(217)	(37)	—	(254)
Amounts reclassified from accumulated other comprehensive loss, net	—	63	—	63
Net current-period other comprehensive (loss) income	(217)	26	—	(191)
Balance as of December 31, 2024	$(441)	$(71)	$16	$(496)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income (loss) before reclassifications	175	(234)	12	(47)
Amounts reclassified from accumulated other comprehensive loss, net	—	32	(12)	20
Net current-period other comprehensive income (loss)	175	(202)	—	(27)
Balance as of December 31, 2025	$(203)	$(186)	$4	$(385)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(101)	(141)	(3)	(245)
Amounts reclassified from accumulated other comprehensive loss, net	—	132	(2)	130
Net current-period other comprehensive loss	(101)	(9)	(5)	(115)
Balance as of December 31, 2024	$(441)	$(71)	$16	$(496)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of December 31, 2025, and March 31, 2025, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2025, and March 31, 2025. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	December 31, 2025		March 31, 2025
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$83	$(369)	$152	$(62)
Currency exchange contracts	30	(14)	23	(45)
Energy contracts	1	(3)	6	(1)
Interest rate swap contracts	—	(5)	—	(5)
Total level 2 instruments	$114	$(391)	$181	$(113)
Netting adjustment(1)	(78)	78	(59)	59
Total net	$36	$(313)	$122	$(54)
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

	December 31, 2025		March 31, 2025
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$5	$5	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	6,342	6,438	5,790	5,652
Additionally, our condensed consolidated balance sheet as of December 31, 2025, includes a note receivable in the amount of $45 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
September Oswego fire
Fixed asset charges	$—	$—	$10	$—
Inventory charges	—	—	1	—
Idle fixed costs(1)	61	—	64	—
Repairs and clean-up costs	77	—	83	—
Excess costs to fulfill customer contracts(2)	185	—	186	—
Property insurance recoveries	(25)	—	(25)	—
Other	2	—	2	—
September Oswego fire losses, net of recoveries	300	—	321	—
November Oswego fire
Fixed asset charges	26	—	26	—
Repairs and clean-up costs	26	—	26	—
Property insurance recoveries	(25)	—	(25)	—
November Oswego fire losses, net of recoveries	27	—	27	—
Sierre flood
Fixed asset charges	—	—	—	30
Inventory charges	—	—	—	12
Idle fixed costs(1)	—	4	—	20
Repairs and clean-up costs	2	14	9	31
Excess costs to fulfill customer contracts(2)	—	4	4	27
Property insurance recoveries	—	(18)	(3)	(18)
Other	—	1	—	4
Sierre flood losses, net of recoveries	2	5	10	106
Sierre business interruption insurance recoveries	—	(15)	—	(15)
Currency losses, net(3)	4	1	5	4
Unrealized losses (gains) on change in fair value of derivative instruments, net(4)	33	(18)	70	(34)
Realized losses (gains) on change in fair value of derivative instruments, net(4)	14	21	(13)	53
Loss on sale or disposal of assets, net	—	—	3	2
Interest income	(4)	(5)	(14)	(18)
Non-operating net periodic benefit cost(5)	(2)	—	(5)	(1)
Other, net	7	7	22	24
Other expenses (income), net	$381	$(4)	$426	$121
_________________________
(1)Idle fixed costs consist of employment costs and other operating expenses incurred during the period in which operations were halted at the Oswego and Sierre plants.
(2)Excess costs to fulfill customer contracts consist of freight costs, including import tariffs, incurred to reroute material to fulfill customer contracts related to plant shutdowns and price premiums to procure external third-party material to meet customer demand.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September Oswego Fire
On September 16, 2025, our plant located in Oswego, New York, was impacted by a significant fire ("September Oswego fire"). There were no injuries, as all employees were safely evacuated. The fire was contained to the hot mill area and did not impact the rest of the plant.
As we continue to assess the physical condition of the plant's assets and continue the efforts to restore operations, we may incur additional losses in future periods. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During three and nine months ended December 31, 2025, Novelis recognized property insurance recoveries of $25 million related to the September Oswego fire, which is recognized within Other (income) expenses, net. We will recognize insurance recoveries related to the impact of the September fire at the Oswego plant in future periods when insurance proceeds are realizable.
November Oswego Fire
A second significant fire occurred at the Oswego plant on November 20, 2025 ("November Oswego fire"). Everyone working at the plant was safely evacuated and there were no injuries to employees, contractors or first responders. The fire was contained to the hot mill's finishing mill and the hot mill motor room and did not impact the rest of the plant.
As we continue to assess the physical condition of the plant's assets and continue the efforts to restore operations, we may incur additional losses in future periods. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During three and nine months ended December 31, 2025, Novelis recognized property insurance recoveries of $25 million related to the November Oswego fire, which is recognized within Other (income) expenses, net. We will recognize insurance recoveries related to the impact of the November fire at the Oswego plant in future periods when insurance proceeds are realizable.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended December 31, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits. For the nine months ended December 31, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes to enacted tax rates. For the three months ended December 31, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes in uncertain tax positions. For the nine months ended December 31, 2024, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes in uncertain positions.
As of December 31, 2025, we had a net deferred tax liability of $23 million. This amount included gross deferred tax assets of approximately $1.3 billion and a valuation allowance of $636 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The enactment did not impact the Company's effective tax rate for the periods presented.
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
In December 2025, the Korean National Assembly approved measures included in the government’s 2025 tax reform plan that will increase corporate income tax rates by 1 percentage point, restoring the rates to their pre‑2023 levels, with the changes generally effective for fiscal years beginning on or after January 1, 2026. As a result of those changes, the Company remeasured the deferred tax assets and liabilities of Novelis entities in that jurisdiction using the newly enacted tax rates and provisions. The resulting adjustment was recorded as a discrete item in the three months ended December 31, 2025.
Tax Uncertainties
Certain tax filings for fiscal 2007 through fiscal 2024 are subject to tax examinations and judicial and administrative proceedings. As a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations, our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, may change in the next 12 months. With few exceptions, tax returns for all jurisdictions for all tax years before fiscal 2007 are no longer subject to examination by taxing authorities or subject to any judicial or administrative proceedings. In June 2025, we received a final tax assessment for the fiscal 2017 through fiscal 2020 tax audits in Aleris Germany. During the three months ended December 31, 2025, certain other estimates associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved in for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $121 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of December 31, 2025 and March 31, 2025 were $37 million and $38 million, respectively. Of the total $37 million as of December 31, 2025, $15 million is associated with an environmental reserve, $19 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of December 31, 2025, $19 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $36 million as of December 31, 2025, and $34 million as of March 31, 2025. As of December 31, 2025, the $36 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
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
Aluminum Imports Matter
During the second quarter of fiscal 2026, U.S. Customs and Border Protection ("U.S. Customs") issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. The Company disputes this assessment and intends to appeal. As a result of the assessment, the Company recognized a cash deposit of approximately $65 million in duties, which are classified in prepaid expenses and other current assets on the condensed consolidated balance sheet as of December 31, 2025, and primarily relate to loss exposure that the Company believes to be remote. The Company believes it is reasonably possible that the notice of action may result in additional duties of approximately $19 million, excluding any potential interest charges and penalties, although the outcome remains uncertain at this time. Exposure to other potential liabilities arising from this matter are considered remote. Accordingly, no liability has been recorded as of the balance sheet date.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
Selected Operating Results Three Months Ended December 31, 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$1,690	$1,159	$556	$670	$4,075
Net sales – intersegment	—	121	181	58	360
Total net sales	$1,690	$1,280	$737	$728	$4,435

Reconciliation of net sales
Other revenues(1)					$111
Elimination of intersegment net sales					(360)
Consolidated net sales					$4,186

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,518	$1,146	$646	$569
Selling, general and administrative expenses	65	48	26	27
Other segment items(2)	13	8	17	2
Adjusted EBITDA	$94	$78	$48	$130
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

in millions
Selected Operating Results Nine Months Ended December 31, 2025	North America	Europe	Asia	South America	Total
Net sales – third party	$5,833	$3,655	$1,923	$1,891	$13,302
Net sales – intersegment	—	125	532	147	804
Total net sales	$5,833	$3,780	$2,455	$2,038	$14,106

Reconciliation of net sales
Other revenues(1)					$345
Elimination of intersegment net sales					(804)
Consolidated net sales					$13,647

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$5,234	$3,399	$2,111	$1,609
Selling, general and administrative expenses	212	146	81	65
Other segment items(2)	26	6	23	7
Adjusted EBITDA	$361	$229	$240	$357
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended December 31, 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$1,647	$1,041	$608	$682	$3,978
Net sales – intersegment	—	13	122	3	138
Total net sales	$1,647	$1,054	$730	$685	$4,116

Reconciliation of net sales
Other revenues(1)					$102
Elimination of intersegment net sales					(138)
Consolidated net sales					$4,080

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$1,437	$953	$616	$534
Selling, general and administrative expenses	74	49	28	27
Other segment items(2)	14	3	11	3
Adjusted EBITDA	$122	$49	$75	$121
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

in millions
Selected Operating Results Nine Months Ended December 31, 2024	North America	Europe	Asia	South America	Total
Net sales – third party	$5,156	$3,315	$1,855	$1,917	$12,243
Net sales – intersegment	3	31	380	53	467
Total net sales	$5,159	$3,346	$2,235	$1,970	$12,710

Reconciliation of net sales
Other revenues(1)					$319
Elimination of intersegment net sales					(467)
Consolidated net sales					$12,562

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$4,393	$2,953	$1,870	$1,506
Selling, general and administrative expenses	232	152	85	78
Other segment items(2)	44	39	22	11
Adjusted EBITDA	$490	$202	$258	$375
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended December 31, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$66	$45	$25	$23	$159	$(4)	$155
Income tax provision (benefit)	(87)	14	4	23	(46)	50	4
Capital expenditures	588	39	20	26	673	(9)	664

Selected Operating Results Nine Months Ended December 31, 2025
Depreciation and amortization	$194	$134	$76	$67	$471	$(16)	$455
Income tax provision (benefit)	(84)	15	22	60	13	102	115
Capital expenditures	1,371	112	48	69	1,600	(23)	1,577

in millions
Selected Operating Results Three Months Ended December 31, 2024	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$56	$42	$23	$22	$143	$(1)	$142
Income tax provision (benefit)	(5)	5	12	20	32	7	39
Capital expenditures	366	54	27	18	465	(7)	458

Selected Operating Results Nine Months Ended December 31, 2024
Depreciation and amortization	$170	$126	$70	$66	$432	$(9)	$423
Income tax provision (benefit)	3	(3)	40	76	116	34	150
Capital expenditures	983	112	64	43	1,202	(27)	1,175

in millions
December 31, 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$588	$393	$—	$981	$—	$981
Total assets	8,137	4,410	2,022	2,176	16,745	1,501	18,246

March 31, 2025
Investment in and advances to non–consolidated affiliates	$—	$542	$370	$—	$912	$—	$912
Total assets	6,638	4,303	2,163	2,155	15,259	1,256	16,515

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net (loss) income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
North America	$94	$122	$361	$490
Europe	78	49	229	202
Asia	48	75	240	258
South America	130	121	357	375
Eliminations and Other	(2)	—	(1)	4
Adjusted EBITDA	$348	$367	$1,186	$1,329
Depreciation and amortization	(155)	(142)	(455)	(423)
Interest expense and amortization of debt issuance costs	(66)	(66)	(201)	(210)
Adjustment to reconcile proportional consolidation(1)	(12)	(9)	(39)	(34)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(33)	18	(70)	34
Realized gains (losses) on derivative instruments not included in Adjusted EBITDA(2)	1	(1)	7	(6)
Loss on extinguishment of debt, net	—	—	(3)	—
Restructuring and impairment, net	(20)	(6)	(136)	(46)
Loss on sale or disposal of assets, net	—	—	(3)	(2)
Metal price lag	126	—	324	14
Sierre flood losses, net of recoveries(3)	(2)	(5)	(10)	(106)
September Oswego fire losses, net of recoveries(4)	(300)	—	(321)	—
November Oswego fire losses, net of recoveries(4)	(27)	—	(27)	—
Start-up costs(5)	(12)	—	(25)	—
Other, net	(3)	(7)	(12)	(11)
(Loss) income from continuing operations before income tax provision	$(155)	$149	$215	$539
Income tax provision	(4)	(39)	(115)	(150)
Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net (loss) income attributable to our common shareholder	$(160)	$110	$99	$389
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
(4)September Oswego fire losses, net of recoveries and November Oswego fire losses, net of recoveries relate to non-recurring non-operating charges from two significant fires at our Oswego, New York plant. See Note 13 – Other Expenses (Income), Net for additional information about this event.
(5)Start-up costs are related to the construction of a rolling and recycling plant in Bay Minette, Alabama. All of these costs are included in Selling, general and administrative expenses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays net sales by product end market:

	Three Months Ended December 31,		Nine Months Ended December 31,
in millions	2025	2024	2025	2024
Beverage packaging	$2,313	$2,190	$7,336	$6,505
Automotive	746	864	2,782	2,686
Aerospace and industrial plate	177	153	548	499
Specialty	950	873	2,981	2,872
Net sales	$4,186	$4,080	$13,647	$12,562

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
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves a global leader in the production of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Our ambition is to be the leading provider of low-carbon, sustainable aluminum solutions and to achieve a fully circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets throughout North America, Europe, Asia, and South America. We have recycling operations in many of our plants to recycle both post-consumer and post-industrial aluminum. For the three and nine months ended December 31, 2025, we had total shipment volumes of 850 kt and 2,841 kt, respectively, and net sales of $4.2 billion and $13.6 billion, respectively. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
As used in this Form 10-Q, consolidated "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refer to aluminum rolled product shipments to third parties. Regional "aluminum rolled product shipments," "flat-rolled product shipments," or "shipments" refer to aluminum rolled product shipments to third parties and intersegment shipments to other Novelis regions. Shipment amounts also include tolling shipments. References to "total shipments" include aluminum rolled product shipments as well as certain other non-rolled product shipments, primarily scrap, UBCs, ingots, billets, and primary remelt. The term "aluminum rolled products" is synonymous with the terms "flat-rolled products" and "FRP," which are commonly used by manufacturers and third-party analysts in our industry. All tonnages are stated in metric tonnes. One metric tonne is equivalent to 2,204.6 pounds. One kt is 1,000 metric tonnes (also expressed as tonnes).
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
Increasing customer preference for sustainable packaging options continues to drive strong demand for infinitely recyclable aluminum beverage packaging worldwide in both the near-term and over the long-term. While we believe the long-term demand trends for automotive, building and construction, and other specialty aluminum flat rolled products will continue to grow due to increased consumer preference for lightweight, sustainable materials, near-term demand in some markets is constrained in this current uncertain macro-economic environment. In addition, production disruption at a European automotive customer reduced demand in our second and third quarters. Demand for aerospace aluminum plate and sheet also remains favorable due to significant aircraft industry order backlogs for key OEMs, but their ability to produce has been constrained by OEM supply chain instability. In addition, unpredictable tariffs and international trade uncertainty are generating volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, increase direct costs for Novelis and could undermine demand for aluminum.

Competition for scrap metal has been increasing over recent years due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. While scrap prices have recently moderated and turned favorable in some regions, competition for scrap aluminum creates pressure on scrap pricing and reduces the financial benefit of utilizing scrap in our production process. We are working on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements, to mitigate the potential for lower availability and higher prices of scrap in the future.
In fiscal 2025, the Company initiated structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $300 million in annualized savings by the end of fiscal 2028. For the three and nine months ended December 31, 2025, we recognized restructuring charges of $18 million and $129 million, respectively, bringing the cumulative costs of the 2025 Efficiency Plan to $131 million. See Note 2 – Restructuring and Impairment for further discussion.
On September 16, 2025, our plant located in Oswego, New York, was impacted by a significant fire. There were no injuries, as all employees were safely evacuated. The fire was contained to the hot mill area and did not impact the rest of the plant. A second significant fire occurred at the Oswego plant on November 20, 2025. Everyone working at the plant was safely evacuated and there were no injuries to employees, contractors or first responders. The fire was contained to the hot mills, finishing mill, and the hot mill motor room and did not impact the rest of the plant. Our current timeline suggests we can restart the Oswego hot mill by the end of the first quarter of fiscal 2027. We have incurred costs related to repairs, clean-up, idle employees, and other costs. We expect to incur additional costs related to this event until the operations are fully-restored at the facility. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. See Note 13 - Other Expenses (Income), Net for additional information about this event.
We anticipate the September and November Oswego fires will have a total negative cash flow impact of approximately $1.3 to $1.6 billion, which includes an anticipated Adjusted EBITDA impact of $150 to $200 million, prior to any insurance recoveries.
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
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.6 billion of liquidity as of December 31, 2025.
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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2025	2024		2025	2024
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,669	$2,611	2%	$2,519	$2,270	11%
Average cash price during period	2,828	2,573	10	2,631	2,492	6
Closing cash price as of end of period	2,968	2,517	18	2,968	2,517	18
The weighted average LMPs are as follows:

	Three Months Ended December 31,		Percent Change	Nine Months Ended December 31,		Percent Change
	2025	2024		2025	2024
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$886	$370	139%	$780	$335	133%
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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We have exposure to multiple regional LMPs, however the derivative markets for local market premiums is not robust or efficient enough for us to offset the impacts of LMP price movements beyond a small volume. From time to time, we take advantage of short-term market conditions to hedge some of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
We elect to apply hedge accounting to better match the recognition of gains or losses on certain derivative instruments with the recognition of the underlying exposure being hedged in the statement of operations. For undesignated metal derivatives, there are timing differences between the recognition of unrealized gains or losses on the derivatives and the recognition of the underlying exposure in the statement of operations. The recognition of unrealized gains and losses on undesignated metal derivative positions typically precedes inventory cost recognition, customer delivery, and revenue recognition. The timing difference between the recognition of unrealized gains and losses on undesignated metal derivatives and cost or revenue recognition impacts (loss) income before income tax provision and net (loss) income.

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

	Exchange Rate as of		Average Exchange Rate Three Months Ended December 31,		Average Exchange Rate Nine Months Ended December 31,
	December 31, 2025	March 31, 2025	2025	2024	2025	2024
Euro per U.S. dollar	0.852	0.926	0.860	0.944	0.864	0.927
Brazilian real per U.S. dollar	5.502	5.742	5.407	6.008	5.488	5.640
South Korean won per U.S. dollar	1,435	1,467	1,441	1,416	1,408	1,381
Canadian dollar per U.S. dollar	1.371	1.439	1.389	1.410	1.382	1.379
Swiss franc per euro	0.930	0.956	0.930	0.936	0.932	0.952
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

RESULTS OF OPERATIONS
For the three months ended December 31, 2025, we reported net loss attributable to our common shareholder of $160 million compared to net income attributable to our common shareholder of $110 million in the comparable prior year period, and total Adjusted EBITDA of $348 million, a decrease of 5% compared to $367 million in the comparable prior year period. The decrease in operational performance compared to the comparable prior year period was primarily driven by lower shipments and additional costs due to the fires at the Oswego plant. In addition, net tariffs and lower scrap consumption, which created a less favorable metal benefit compared to the prior year were partially offset by lower scrap prices, higher product pricing and lower SG&A costs. In addition to the aforementioned factors, net income attributable to our common shareholder was negatively impacted by unrealized losses on change in fair value of derivative instruments and costs associated with the repairs, clean-up, and costs to procure and move product to minimize customer disruption due to the fires at the Oswego plant, partially offset by favorable movement in average LMP aluminum prices.
For the nine months ended December 31, 2025, we reported net income attributable to our common shareholder of $99 million, a decrease of 75% compared to $389 million in the comparable prior year period, and total Adjusted EBITDA of $1,186 million, a decrease of 11% compared to $1,329 million in the comparable prior year period. The decrease in operational performance was primarily driven by higher scrap prices creating a less favorable metal benefit compared to the prior year, net tariffs, and lower shipments related to the fires at the Oswego plant. These headwinds were partially offset by higher product pricing, and lower SG&A costs. Net income attributable to our common shareholder for the nine-month period was further negatively impacted by recovery costs associated with the Oswego fires, restructuring charges, and Bay Minette plant start-up costs, partially offset by favorable movement in average LMP aluminum prices, and a decrease in charges associated with the Sierre flood.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Net sales	$4,187	$4,295	$4,080	$4,587	$17,149	$4,717	$4,744	$4,186
Percentage (decrease) increase in net sales versus comparable prior year period	2%	5%	4%	13%	6%	13%	10%	3%
Rolled product shipments:
North America	388	396	360	375	1,519	389	369	283
Europe	263	233	226	265	987	262	261	262
Asia	194	198	186	201	779	215	222	189
South America	154	162	166	164	646	156	159	170
Eliminations	(48)	(44)	(34)	(48)	(174)	(59)	(70)	(95)
Total	951	945	904	957	3,757	963	941	809

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	5%	2%	(1)%	(4)%	—%	—%	(7)%	(21)%
Europe	5	(9)	(2)	8	1	—	12%	16%
Asia	10	13	6	10	10	11	12%	2%
South America	29	13	(6)	—	7	1	(2)%	2%
Total	8%	1%	(1)%	1%	2%	1%	—%	(11)%
Three Months Ended December 31, 2025, Compared to the Three Months Ended December 31, 2024
Net sales was $4.2 billion for the three months ended December 31, 2025, an increase of 3% from $4.1 billion in the comparable prior year period, primarily due to a 139% increase in average LMP and a 10% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $46 million. Total flat rolled product shipments were down 11% from the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.

Loss before income tax provision was $155 million for the three months ended December 31, 2025, compared to income before income tax provision of $149 million in the comparable prior year period. In addition to the factors noted above, the following items affected (loss) income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $3.5 billion for the three months ended December 31, 2025, and 2024. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $70 million over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $177 million for the three months ended December 31, 2025, a decrease of 1% from $179 million in the comparable prior year period, primarily due to cost reduction initiatives related to our 2025 Efficiency Plan, partially offset by higher start-up costs related to the Bay Minette plant.
Depreciation and Amortization
Depreciation and amortization was $155 million in the three months ended December 31, 2025, an increase of 9% from $142 million in the comparable prior year period. The increase is primarily related to the commissioning of new capital expansion projects.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $66 million for the three months ended December 31, 2025, and 2024, with the favorable impact of higher capitalized interest and lower average interest rates on variable interest rate borrowings, offset by a higher debt balance in the current period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $20 million and $6 million for the three months ended December 31, 2025, and 2024, respectively. The increase in restructuring expense is primarily driven by the charges of $18 million in the three months ended December 31, 2025 related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details.
Other Expense (Income), Net
Other expenses (income), net was an expense of $381 million and income of $4 million for the three months ended December 31, 2025, and 2024, respectively. The change was primarily due to charges related to the fires at the Oswego plant of $327 million in the current period, charges related to the Sierre flood of $2 million in the current period compared to charges of $5 million and business interruption recoveries of $15 million in the prior year period, the Company incurring unrealized losses on the change in fair value of derivative instruments, net of $33 million in the current period, compared to gains of $18 million in the prior year period, and the Company incurring realized losses on the change in fair value of derivative instruments, net of $14 million in the current period, compared to losses of $21 million in the prior year period.
Taxes
We recognized $4 million of income tax provision for the three months ended December 31, 2025. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits. We recognized $39 million of income tax provision in the comparable prior period.

Segment Review
Due in part to the regional nature of supply and demand of aluminum rolled products and in order to best serve our customers, we manage our activities on the basis of geographical regions and are organized under four operating segments: North America, Europe, Asia, and South America.
The tables below illustrate selected segment financial information (in millions, except shipments, which are in kt). For additional financial information related to our operating segments including the reconciliation of net (loss) income attributable to our common shareholder to Adjusted EBITDA, see Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information. In order to reconcile the financial information for the segments shown in the tables below to the relevant U.S. GAAP-based measures, "Eliminations and other" must adjust for proportional consolidation of each line item for our Logan affiliate because we consolidate 100% of the Logan joint venture for U.S. GAAP purposes. However, we manage our Logan affiliate on a proportionately consolidated basis and eliminate intersegment shipments.

Selected Operating Results Three Months Ended December 31, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,690	$1,280	$737	$728	$(249)	$4,186
Shipments (in kt):
Rolled products – third party	283	235	137	154	—	809
Rolled products – intersegment	—	27	52	16	(95)	—
Total rolled products	283	262	189	170	(95)	809
Non-rolled products	2	10	3	26	—	41
Total shipments	285	272	192	196	(95)	850

Selected Operating Results Three Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$1,647	$1,054	$730	$685	$(36)	$4,080
Shipments (in kt):
Rolled products – third party	360	225	154	165	—	904
Rolled products – intersegment	—	1	32	1	(34)	—
Total rolled products	360	226	186	166	(34)	904
Non-rolled products	4	22	6	25	(7)	50
Total shipments	364	248	192	191	(41)	954

The following table reconciles changes in Adjusted EBITDA for the three months ended December 31, 2024, to the three months ended December 31, 2025:

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended December 31, 2024	$122	$49	$75	$121	$—	$367
Volume	(94)	49	1	4	(72)	(112)
Conversion premium and product mix	(5)	15	(11)	(7)	16	8
Conversion costs	71	(22)	(17)	3	56	91
Foreign exchange	—	7	3	4	(1)	13
Selling, general & administrative and research & development costs(2)	12	4	1	1	—	18
Other changes(3)	(12)	(24)	(4)	4	(1)	(37)
Adjusted EBITDA - Three Months Ended December 31, 2025	$94	$78	$48	$130	$(2)	$348
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
(3)Other changes in Europe include $15 million for the Sierre business interruption insurance recoveries that were recognized during the three months ended December 31, 2024.
North America
Net sales increased $43 million, or 3%, primarily driven by higher average LMP aluminum prices, partially offset by a 21% decrease in rolled product shipments, with lower shipments in beverage packaging, automotive and specialties due mainly to the fires at the Oswego plant. Adjusted EBITDA was $94 million, a decrease of 23%, primarily driven by production interruption at the Oswego plant which impacted volume and product mix, as well as net tariffs, partially offset by higher product pricing, higher metal benefit from favorable scrap pricing, and cost efficiency actions.
Europe
Net sales increased $226 million, or 21%, primarily driven by a 16% increase in rolled product shipments, with year-over-year growth in beverage packaging, aerospace and specialty shipments. Automotive shipments also grew compared to the prior year to support North American demand and customers impacted by the Oswego production interruptions, as regional demand was constrained due to customer production interruptions. Adjusted EBITDA was $78 million, an increase of 59%, primarily driven by higher volume, higher product pricing, favorable foreign exchange and cost efficiency actions, partially offset by less favorable metal benefits from higher scrap pricing, higher automotive production costs, and unfavorable product mix.
Asia
Net sales increased $7 million, or 1%. Total flat rolled product shipments increased 2%, driven by higher beverage packaging and aerospace shipments, partially offset by lower automotive shipments. Adjusted EBITDA was $48 million, a decrease of 36%, primarily driven by less favorable metal benefit from higher scrap prices and lower scrap consumption. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass-through in price to customers.
South America
Net sales increased $43 million, or 6%, primarily driven by a 2% increase in rolled product shipments for the beverage packaging market. Adjusted EBITDA was $130 million, an increase of 7%, primarily driven by favorable metal benefits from lower scrap pricing, higher volume, higher product pricing and favorable foreign exchange, partially offset by less favorable mix within beverage packaging products.

Nine Months Ended December 31, 2025, Compared to the Nine Months Ended December 31, 2024
Net sales were $13.6 billion for the nine months ended December 31, 2025, an increase of 9% from $12.6 billion in the comparable prior year period, primarily due to higher average aluminum prices driven by a 133% increase in average LMP, a 6% increase in average LME prices, and metal price hedging activities with a favorable period-on-period impact of $112 million. Total flat rolled product shipments were down 3% from the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $215 million for the nine months ended December 31, 2025, compared to income before income tax provision of $539 million in the comparable prior year period. In addition to the factors noted above, the following items affected (loss) income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $11.6 billion for the nine months ended December 31, 2025, an increase of 10% from $10.6 billion in the comparable prior year period, driven primarily by higher aluminum scrap pricing and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.0 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $525 million for the nine months ended December 31, 2025, a 3% decrease from the prior year period of $543 million, due primarily cost reduction initiatives related to our 2025 Efficiency Plan and lower factoring costs, partially offset by higher start-up costs related to the Bay Minette plant.
Depreciation and Amortization
Depreciation and amortization was $455 million for the nine months ended December 31, 2025, an increase of 8% from $423 million in the comparable prior year period. The increase is primarily related to the commissioning of new capital expansion projects.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $201 million for the nine months ended December 31, 2025, a decrease of 4% from $210 million in the comparable prior year period. This decrease is primarily due to higher capitalized interest and lower average interest rates on variable interest rate borrowings, partially offset by a higher debt balance in the current period.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was $136 million and $46 million for the nine months ended December 31, 2025, and 2024, respectively. The increase in restructuring expense is primarily driven by the charges of $129 million for the nine months ended December 31, 2025 related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details. For the nine months ended December 31, 2024, restructuring and impairment expenses, net related primarily to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $20 million, as well as a charge of $17 million to write off previously capitalized costs.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $426 million and an expense of $121 million for the nine months ended December 31, 2025, and 2024, respectively. The change was primarily due to charges related to the Oswego fires of $348 million in the current period, charges related to the Sierre flood of $10 million in the current period compared to charges of $106 million and business interruption recoveries of $15 million in the prior year period, the Company incurring unrealized losses on the change in fair value of derivative instruments, net of $70 million in the current period, compared to gains of $34 million in the prior year period, and the Company incurring realized gains on the change in fair value of derivative instruments, net of $13 million in the current period, compared to losses of $53 million in the prior year period.
Taxes
We recognized $115 million of income tax provision for the nine months ended December 31, 2025. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits and changes to enacted tax rates. We recognized $150 million of income tax provision in the prior comparable period.

Segment Review

Selected Operating Results Nine Months Ended December 31, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,833	$3,780	$2,455	$2,038	$(459)	$13,647
Shipments
Rolled products – third party	1,041	757	471	444	—	2,713
Rolled products – intersegment	—	28	155	41	(224)	—
Total rolled products	1,041	785	626	485	(224)	2,713
Non-rolled products	12	33	7	76	—	128
Total shipments	1,053	818	633	561	(224)	2,841

Selected Operating Results Nine Months Ended December 31, 2024	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,159	$3,346	$2,235	$1,970	$(148)	$12,562
Shipments
Rolled products – third party	1,143	719	472	466	—	2,800
Rolled products – intersegment	1	3	106	16	(126)	—
Total rolled products	1,144	722	578	482	(126)	2,800
Non-rolled products	10	76	11	73	(10)	160
Total shipments	1,154	798	589	555	(136)	2,960
The following table reconciles changes in Adjusted EBITDA for the nine months ended December 31, 2024, to the nine months ended December 31, 2025:

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Nine Months Ended December 31, 2024	$490	$202	$258	$375	$4	$1,329
Volume	(126)	85	47	3	(111)	(102)
Conversion premium and product mix	28	14	(58)	(3)	43	24
Conversion costs	(29)	(69)	(15)	(48)	65	(96)
Foreign exchange	2	18	9	13	(1)	41
Selling, general & administrative and research & development costs(2)	28	13	3	13	—	57
Other changes(3)	(32)	(34)	(4)	4	(1)	(67)
Adjusted EBITDA - Nine Months Ended December 31, 2025	$361	$229	$240	$357	$(1)	$1,186
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
(3)Other changes in Europe include $15 million for the Sierre business interruption insurance recoveries that were recognized during the nine months ended December 31, 2024.
North America
Net sales increased $674 million, or 13%, driven primarily by higher average LMP aluminum prices, partially offset by a 9% decrease in rolled product shipments, with lower beverage packaging, automotive and specialty shipments due mainly to the fires at the Oswego plant. Adjusted EBITDA was $361 million, a decrease of 26%, primarily driven by production interruption at the Oswego plant and net tariffs, partially offset by higher metal benefit from improved scrap pricing, higher product pricing, and cost efficiency actions.

Europe
Net sales increased $434 million, or 13%, driven primarily by a 9% increase in rolled product shipments and higher average LME aluminum prices, with year-over-year growth to each product market. Adjusted EBITDA was $229 million, an increase of 13%, primarily driven by higher volume, higher product pricing, favorable foreign exchange, and cost efficiency actions, partially offset by less favorable metal benefit from higher scrap pricing.
Asia
Net sales increased $220 million, or 10%, driven primarily by an 8% increase in rolled product shipments and higher average LME aluminum prices. Higher beverage packaging and aerospace shipments were partially offset by lower automotive shipments. Adjusted EBITDA was $240 million, a decrease of 7%, primarily due to less favorable metal benefits from higher scrap pricing, unfavorable product mix, and higher labor and utilities costs, partially offset by higher volume, cost efficiency actions, and favorable foreign exchange. Additionally, we incurred lower freight costs compared to the prior year period, which in turn resulted in a lower freight cost pass-through in price to customers.
South America
Net sales increased $68 million, or 3%, driven by higher average LME aluminum prices and a 1% increase in rolled product shipments, mainly to the beverage packaging market. Adjusted EBITDA was $357 million, a decrease of 5%, primarily due to less favorable metal benefits from higher scrap pricing, partially offset by favorable foreign exchange and lower SG&A due to lower factoring costs.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.6 billion of liquidity as of December 31, 2025. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. We have also received equity contributions from our common shareholder. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, equity contributions from our common shareholder, senior notes and municipal bonds. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities, and new debt issuances, as necessary.
Available Liquidity
Our available liquidity as of December 31, 2025, and March 31, 2025, is as follows:

in millions	December 31, 2025	March 31, 2025
Cash and cash equivalents	$825	$1,036
Availability under committed credit facilities	1,727	1,739
Total available liquidity	$2,552	$2,775
The decrease in total available liquidity primarily relates to the decrease in cash and cash equivalents, as explained in the cash flow activities discussed below. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of December 31, 2025, we held $6 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of December 31, 2025, we held $271 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of December 31, 2025, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Nine Months Ended December 31,
in millions	2025	2024	Change
Net cash (used in) provided by operating activities	$(90)	$263	$(353)
Net cash used in investing activities	(1,550)	(1,178)	(372)
Net cash provided by financing activities	1,415	404	1,011
Operating Activities
The decrease in net cash (used in) provided by operating activities is primarily related to unfavorable changes in working capital primarily due to the production interruptions at the Oswego plant in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table reconciles Net cash (used in) provided by operating activities - continuing operations to adjusted free cash flow, and shows the change between periods, as well as the ending balances of cash and cash equivalents:

	Nine Months Ended December 31,
in millions	2025	2024	Change
Net cash (used in) provided by operating activities – continuing operations(1)	$(90)	$263	$(353)
Net cash used in investing activities – continuing operations(1)	(1,550)	(1,178)	(372)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(1)	—	(1)
Adjusted free cash flow	$(1,641)	$(915)	$(726)
Ending cash and cash equivalents	$825	$791	$34
_________________________
(1)For the nine months ended December 31, 2025, and 2024, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $1,577 million during the nine months ended December 31, 2025. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $1,175 million during the nine months ended December 31, 2024.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the nine months ended December 31, 2025, and 2024:

Nine Months Ended
in millions	December 31, 2025
Short-term borrowings in Brazil	$130
Short-term borrowings in China	13
Series 2025A Bonds, due June 2032	400
Series 2025B Bonds, due June 2032	100
6.375% Senior Notes, due August 2033	750
Floating rate Term Loans, due March 2032	65
Proceeds from issuance of long-term and short-term borrowings	$1,458

Nine Months Ended
in millions	December 31, 2024
Short-term borrowings in Brazil	$100
China Loan, due September 2027	14
China Loan, due November 2027	21
China Loan, due December 2027	21
Sierre Loan, due October 2027	112
Proceeds from issuance of long-term and short-term borrowings	$268

The following represents principal payments of long-term and short-term borrowings during the nine months ended December 31, 2025, and 2024:

Nine Months Ended
in millions	December 31, 2025
Floating rate Term Loans, due March 2032	$(74)
China Bank Loans, due August 2027	(6)
3.25% Senior Notes, due November 2026	(738)
Finance leases and other repayments	(4)
Principal payments of long-term and short-term borrowings	$(822)

Nine Months Ended
in millions	December 31, 2024
Short-term borrowings in Brazil	$(100)
Floating rate Term Loans, due September 2026	(6)
Floating rate Term Loans, due March 2028	(4)
China Bank Loans, due August 2027	(5)
Finance leases and other repayments	(8)
Principal payments of long-term and short-term borrowings	$(123)

The following represents inflows (outflows) from revolving credit facilities and other, net during the nine months ended December 31, 2025, and 2024:

Nine Months Ended
in millions	December 31, 2025
ABL Revolver	$105
China credit facility	(14)
Korea credit facility	(2)
Revolving credit facilities and other, net	$89

Nine Months Ended
in millions	December 31, 2024
ABL Revolver	$295
China credit facility	(33)
Revolving credit facilities and other, net	$262
In addition to the activities shown in the tables above, we paid debt issuance costs of $25 million during the nine months ended December 31, 2025. We paid a return of capital to our common shareholder in the amount of $35 million during the nine months ended December 31, 2025. Further, to help fund our ongoing capital projects, we received an equity contribution from our common shareholder in the amount of $750 million during the three months ended December 31, 2025. There can be no assurances that similar funding from equity contributions from our common shareholder will be made available in the future.
Non-Guarantor Information
As of December 31, 2025, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales (including intercompany sales), (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the nine months ended December 31, 2025)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the nine months ended December 31, 2025)	15%
Assets owned by non-guarantor subsidiaries (as of December 31, 2025)	11%
In addition, for the nine months ended December 31, 2025, and 2024, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $3.2 billion and $3.0 billion, respectively, and as of December 31, 2025, those subsidiaries had assets of $2.9 billion and debt and other liabilities of $1.6 billion (including intercompany balances).
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our belief that, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; the expected impact of the Oswego fire on our operations, our ability to recover under our insurance policies and our projected timeline for the plant's reopening; our projections regarding financial performance, liquidity, capital expenditures, and investments; the impact of significant tariffs and other trade barriers, including announced U.S aluminum tariffs on our business; the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to the Russia-Ukraine conflict, attacks on shipping vessels in the Red Sea, and the ongoing conflict in the Middle East; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; our anticipating of the benefit from solutions to increase the amount and different types of scrap metal our systems are able to process; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•unplanned disruptions at our operating facilities;
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2025, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(313)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums	10%	(27)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2025, given a 10% decline in prices for energy contracts:

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(3)
Diesel fuel	(10)	(4)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of December 31, 2025, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(19)
Euro	(10)	(64)
Korean won	(10)	(67)
Canadian dollar	(10)	(3)
British pound	(10)	(28)
Swiss franc	(10)	(28)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of December 31, 2025, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $10 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of December 31, 2025, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of December 31, 2025, would have an estimated potential negative effect on the contracts' fair value of approximately $1 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.
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
Item 1A. Risk Factors.
For additional information, see Part I. Item 1A. Risk Factors in our 2025 Form 10-K. Except as set forth below, there have been no material changes from the risk factors described in our 2025 Form 10-K.
We have in the past, and could in the future be adversely affected by unplanned disruptions at operating facilities.
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes. For instance, in each of September and November 2025, our Oswego, New York plant was impacted by significant fires. While there were no injuries, we incurred significant costs related to repairs, clean-up, idle employees, excess customer fulfillment costs, and other costs. We expect to incur additional costs related to this event until the operations are fully-restored at the facility. In addition, in June 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. While there were no injuries, water entered the plant premises and plant operations were halted for several weeks. For additional information regarding these events, see Note 13 - Other Expenses (Income), Net.
Similar events may arise in the future from various sources, including natural events such as storms, hurricanes, and heavy rainfall, as well as from human activities and infrastructure failures. With respect to natural events, the geographic locations of our facilities and properties expose us to differing levels of flood risk, which may vary over time due to climate change and other environmental factors.
We may experience such disruptions in the future due to similar or unrelated uncontrollable events, including as a result of man-made conditions or adverse weather conditions or natural disasters. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that must reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to remedy any of these problems. In addition, as a result of these and similar disruptions, we may experience adverse impacts to key customer relationships, including order reductions and the resourcing of orders to alternative suppliers. Following these and similar events, certain significant customers may be required to adjust their production volumes due in part to supply constraints associated with disruptions at our facilities. Key customers may also look to diversify their supply chain amongst multiple suppliers, and may also be more willing to accept substitutes for our products, including steel, plastics, composite materials and glass. Events of this nature may lead customers to seek price concessions, impose penalties or recoveries for downtime and expedited logistics and shipping, or reduce current and future sourcing with us, which could adversely impact our shipment volumes and results of operations. Our reputation among current and potential customers may be harmed, possibly resulting in loss of business.
While we maintain insurance policies for property damage, business interruption and certain other liabilities, our insurance coverage is subject to deductibles, sublimits, exclusions and other conditions and limitations. The timing and amount of recoveries from any insurance claims related to these and similar events may be uncertain and may be less than our losses. Claims related to the Oswego fires and other events may be disputed or delayed, and we may bear uncovered costs. In addition, following losses and insurance claims, our insurance premiums may rise or we may be subject to reduced availability of coverage, which could increase our costs and exposure to future losses. Our insurance coverage may therefore not fully cover all of our losses or compensate us for the full impact of these or similar events on our business and results of operations.
Item 5. Other Information.
LTIP Amendments
Effective as of February 10, 2026, the Board of Directors (the "Board") of Novelis Inc. (the “Company”) approved amendments to award agreements for Novelis-specific cash based performance units (“PUs”).
FY26 PUs
The PUs that were previously granted and that are eligible to vest based on achievement of performance goals for the 3-year performance period from April 1, 2025, and ending March 31, 2028 (the “FY26 PUs”) are based on the average return of capital employed (“ROCE”) and cumulative net income (“CNI”) as performance metrics, which are weighted at 80% and 20%, respectively. The Board amended the terms of the FY26 PUs so that they are generally eligible to vest at the end of the 3-year performance period (except as described below for the first fiscal year) based on achievements, if any, against the applicable performance goals that are set for each of the three fiscal years within the performance period rather than based on an average or cumulative target, as applicable, set at the beginning of the 3-year performance period.
FY25 and FY24 PUs
The Board approved amending outstanding PUs held by current employees, including those held by the Company’s named executive officers, that were awarded with respect to the performance period from April 1, 2024 and ending March 31, 2027 (the “FY25 PUs”) and the performance period from April 1, 2023 and ending March 31, 2026 (the “FY24 PUs”), to conform the FY25 and FY24 PUs to the methodologies of measuring performance against targets as described above under “FY26 PUs”, except with respect to the Accelerated Payout Period. The Board also modified the average ROCE and CNI targets for the FY25 PUs and FY24 PUs to be consistent with those previously established for the FY26 PUs.

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

4.5
Amendment No. 1 to Credit Agreement, dated as of September 16, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on November 4, 2025 (File No. 001-32312)).

10.1*#	Novelis 2024 Executive Long-Term Incentive Plan, as Amended.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

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
Date: February 11, 2026