Form 10-K
period 2026-03-31
Novelis Inc.
filed 2026-05-19
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issues financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation. As of September 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, there was no established public trading market for the common stock of the registrant and therefore, an aggregate market value of the registrant's common stock is not determinable.
As of May 18, 2026, the registrant had 606,333,333 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information
Aleris	Aleris Corporation
AluInfra	AluInfra Services
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bay Minette plant	Our 600 kt capacity greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama, which is expected to be commissioned in the second half of calendar year 2026.
EHS	Environmental, health and safety
ERM	Enterprise Risk Management
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
fiscal 2026	Fiscal year ended March 31, 2026.(1)
Form 10-K	Annual Report on Form 10-K
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes.)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
PET	Polyethylene terephthalate
PUs	Performance units
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity
_________________________
(1)Analogous convention is used for the fiscal years prior and subsequent to March 31, 2026.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This document contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the headings "Item 1. Business," "Item 1A. Risk Factors," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts" and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being built in Bay Minette, Alabama; the expected impact of the Oswego fire on our operations, our ability to recover under our insurance policies and our projected timeline for the plant's reopening; our projections regarding financial performance, liquidity, capital expenditures and investments; the impact of significant tariffs and other trade barriers, including announced U.S. aluminum tariffs on our business; the possible future impacts of any future epidemic or pandemic and the actions taken against them, including expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; the possible future impacts of geopolitical instability due in part to Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea and the Persian Gulf, and the conflict in Iran, the Gaza Strip, and the general surrounding region; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand and shipments will continue to grow driven by increased air traffic and a need for fleet modernization; statements about our belief that significant aircraft industry order backlogs for key OEMS, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term demand for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events or otherwise.
Factors that could cause actual results or outcomes to differ from the results expressed or implied by forward-looking statements include, among other things:
•disruptions or changes in the business or financial condition of our significant customers or the loss of their business or reduction in their requirements;
•impact of changes in trade policies, new tariffs, duties, and other trade measures;
•price and other forms of competition from other aluminum rolled products producers and potential new market entrants;
•the competitiveness of our end-markets, and the willingness of our customers to accept substitutes for our products, including steel, plastics, composite materials and glass;
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
•unplanned disruptions at our operating facilities, including as a result of adverse weather phenomena, fires or other force majeure events;
•economic uncertainty, capital markets disruption and supply chain interruptions;
•unexpected impact of public health crises on our business, suppliers, and customers;

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
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
•an adverse decline in the liability discount rate, or a lower-than-expected investment return on pension assets;
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
A significant amount of our business is conducted under a conversion model, which allows us to pass through increases or decreases in the price of aluminum to our customers. Nearly all of our flat-rolled products have a price structure with three components: (1) a base aluminum price quoted off the LME; (2) a LMP; and (3) a "conversion premium" to produce the rolled product which reflects, among other factors, the competitive market conditions for that product. The use of the term "conversion premium" in this Form 10-K, refers to the conversion costs plus a margin we charge our customers to produce the rolled product, which reflects, among other factors, the competitive market conditions for that product, exclusive of the pass-through aluminum price.

PART I
Item 1. Business.
Overview
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves the leading producer of innovative, sustainable aluminum solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets globally. Throughout North America, Europe, Asia, and South America, we have an integrated network of 29 world-class, technologically advanced facilities, including 15 recycling centers, 11 innovation centers, and 12,750 employees. During fiscal 2026, we had total shipment volumes of 3,731 kt and net sales of $18.4 billion. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2026, we had manufacturing operations in nine countries on four continents: North America, South America, Europe, and Asia, with 29 operating facilities, which include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Due to aluminum's lightweight characteristics, recyclability, and formability properties, aluminum product companies serve a diverse set of end-markets including beverage packaging, automotive, aerospace, and a variety of other end-markets. The recyclability of aluminum enables it to be used, collected, melted, and returned to the original product form a virtually unlimited number of times, unlike paper and PET plastic, which deteriorate with every iteration of recycling.
Packaging. Aluminum is used in beverage packaging, food cans, beverage screw caps, and foil, among others. Beverage packaging is one of the largest aluminum rolled products applications. We believe aluminum remains the most sustainable packaging material for beverage brands. In addition to its recyclability, aluminum beverage packaging offers advantages in fabricating efficiency and product shelf life. Fabricators are able to produce and fill beverage cans at very high speeds, and non-porous aluminum cans provide longer beverage shelf life than glass or PET plastic containers. Additionally, the use of aluminum to package beverages such as craft beer is increasing, as aluminum blocks sunlight and therefore maintains the quality and taste of the product longer. Aluminum cans are light, stackable and use space efficiently, making them convenient and cost-efficient to ship. Demand for aluminum beverage packaging is driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution for plastic, glass, and steel.
Beverage packaging is sold in coil form for the production of can bodies, ends, and tabs. The material can be ordered as rolled, degreased, pre-lubricated, pre-treated, and/or lacquered. Typically, can makers define their own specifications for material to be delivered in terms of alloy, gauge, width, and surface finish.
Foil wrap or packaging foil is another packaging application, which includes household and institutional aluminum foil. Container foil is used to produce semi-rigid containers such as pie plates and take-out food trays.
Transportation. Aluminum rolled products are used in vehicle structures (also known as "body-in-white"), as well as automotive body panel applications, including hoods, doors, deck lids, fenders, and lift gates. Flat-rolled aluminum sheet is also used in the production of battery enclosures for the electric vehicle market. These uses typically result from cooperative efforts between aluminum rolled products manufacturers and their customers that yield solutions for specific requirements in alloy selection, fabrication procedure, surface quality and joining. There has been growth in certain geographic markets in passenger and commercial vehicle applications due to the lighter weight, better fuel economy and improved emissions performance associated with these applications. We expect growth in this end-use market driven by OEM customers' desire to lightweight vehicles to improve vehicle performance, fuel economy and safety, including in the electric vehicle market, where higher amounts of aluminum are typically used.
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
Consumer Durables and Other. Aluminum's lightweight characteristics, high formability, ability to conduct electricity and dissipate heat, and corrosion resistance makes it useful in a wide variety of electronic applications. Uses of aluminum rolled products in electronics include flat screen televisions, personal computers, laptops, and mobile devices. Other uses of aluminum rolled products in consumer durables include microwaves, coffee makers, air conditioners, and cookware and utensils.

Market Structure and Competition
The aluminum rolled products market is highly competitive and is characterized by economies of scale, and significant capital investments are required to achieve and maintain technological capabilities and demanding customer qualification standards. Our primary aluminum competitors are as follows.

North America	Asia
Arconic Corporation ("Arconic")	Arconic
Commonwealth Rolled Products	China Hongqiao Group
Constellium SE ("Constellium")	China Zhongwang Holdings Limited
Golden Aluminum	Chinalco Ruimin Co.,Ltd.
Gränges AB	Baowu Aluminum Technology Co., Ltd.
JW Aluminum	Henan Mingtai Aluminum Industrial Co., Ltd.
Kaiser Aluminum	Henan Zhongfu Industrial Co., Ltd.
Ma'aden - Saudi Arabian Mining Company ("Ma'aden")	Kobe
UACJ Corporation/Tri-Arrows	Ma'aden
Aluminum Dynamics	Shandong Nanshan Aluminum Co., Ltd.
Southwest Aluminum (Group) Co., Ltd.
Europe	UACJ Corporation
Aluminum Duffel BV	MA Aluminum Corporation
AMAG Austria Metall AG	Hulamin Operations (Pty) Limited ("Hulamin")
Arconic
Constellium	South America
Elval Hellenic Aluminium Industry S.A.	Companhia Brasileira de Alumínio
Gränges AB	Hulamin
Henan Zhongfu Industrial Co., Ltd.	Shandong Nanshan Aluminum Co., Ltd.
Hulamin	Henan Zhongfu Industrial Co., Ltd.
Ma'aden	Grupo Alcast do Brazil
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
Since February 2025, the U.S. government has significantly expanded the scope and magnitude of tariffs on imported goods. Under Section 232 of the Trade Expansion Act of 1962, tariffs on imported steel and aluminum were increased in 2025 and, as of March 31, 2026, imported steel and aluminum are generally subject to tariff rates of up to 50% on covered products, subject to limited country‑ or product‑specific arrangements. In addition, in February 2026, the U.S. government implemented a temporary global tariff surcharge of 10% on most imported products pursuant to Section 122 of the Trade Expansion Act, following the termination of prior tariffs imposed under the International Emergency Economic Powers Act, which were invalidated by a U.S. Supreme Court decision. Separate and additional U.S. tariffs remain in effect on certain products and countries, including targeted measures imposed under Section 301 of the Trade Act of 1974, particularly with respect to imports from China. Trade policy remains highly dynamic, with ongoing negotiations, temporary pauses, and the potential for further escalation or retaliation by U.S. trading partners. To the extent governments in various regions implement or intensify tariff or non‑tariff barriers, or provide preferential treatment to local producers or exporters, such actions could materially increase costs, disrupt supply chains, and adversely affect manufacturers operating in other markets. We continue to monitor and respond to evolving trade policies, including the growing influence of geopolitical, climate‑related, labor, and national security considerations on global trade relations.
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
Substitution Trends. Manufacturers' willingness to substitute other materials for aluminum in their products and competition from substitution materials suppliers also affect demand. There has been a strong substitution trend toward aluminum in the use of vehicles as automobile manufacturers look for ways to meet fuel efficiency regulations; improve performance; reduce carbon emissions in a cost-efficient manner; and lower vehicle weight, particularly in electric vehicles. As a result of aluminum's durability, strength and light weight, automobile manufacturers are substituting heavier alternatives, such as steel and iron, with aluminum. Carbon fiber and plastics are other lightweight material options, but their relatively high cost and limited end-of-life recyclability reduce their competitiveness as widespread material substitutes today. Consequently, demand for flat-rolled aluminum products has increased. We also see strong substitution trends toward aluminum in the beverage packaging market. With aluminum being the most sustainable packaging material for beverages, demand for virtually infinitely recyclable aluminum remains strong. Package mix shift from other materials like glass, steel and PET plastic into aluminum, and new beverage introductions – such as energy drinks, canned cocktails, spiked seltzers, and sparkling waters – all support demand levels. However, in each case, higher aluminum prices relative to alternative materials may make aluminum products less competitive. We utilize pass-through contracts with customers to manage raw material pricing, and customers may opt to use alternative materials if the price of raw materials increases, including as a result of tariffs, other non-trade barriers, availability of scrap metal or other market conditions.
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
Sustainability. Growing awareness of environmentalism and demand for recyclable products, particularly increased consumer preference for more sustainable beverage packaging options, has increased the demand for aluminum rolled products. Unlike other commonly recycled materials such as paper or PET plastic, aluminum can be virtually infinitely recycled without affecting the quality of the product. Additionally, the recycling process uses approximately 95% less energy than is required to produce primary aluminum, with an approximate equivalent reduction in greenhouse gas emissions.

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
Novelis is the leading global flat-rolled aluminum supplier in the beverage packaging and automotive markets. We intend to protect our leadership position in those markets by continuing to deliver best-in-class customer service with high quality, service, and innovative solutions that differentiate our products. We are committed to producing the best quality products and aim to provide reliable, on-time delivery in order to be a true partner in innovation and sustainable supply solutions. We are focused on building and maintaining strong, positive relationships with all of our customers and increasing our production capacity to meet growing demand.
We are focused on optimizing our manufacturing and recycling operations to increase asset utilization and productivity. At the core of this focus is the Novelis Operating System ("NOS"). Based on the principles of World Class Manufacturing, NOS is our standardized approach for running our operations, which we created to meet the specific demands of aluminum rolling and recycling. By operating under one global manufacturing system, Novelis expects to be able to increase predictability, reduce variability, and create more consistent outcomes, dependable quality and resilient supply chains for our customers.
In addition, we plan to maintain a competitive cost structure by implementing an initiative targeting approximately $350 to $400 million in annualized savings by the end of fiscal 2028. See Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.
Utilizing recycled material allows us to diversify our metal supply, control metal costs, and yield environmental benefits. We have a number of initiatives underway to help protect the benefit from using scrap, such as increasing digital technology and operational advancements to allow us to sort and consume lower grade forms of scrap and post-consumer automotive scrap. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. The percentage of recycled content within our aluminum rolled product shipments has increased from 33% to 61% from fiscal 2011 to fiscal 2026. We work closely with our customers on innovation to drive more sustainable products and alloys made with more recycled inputs, as well as purchasing the aluminum scrap generated by our customers through closed-loop-recycling partnerships.
Our end markets remain strong, and we will continue to focus on capturing global growth in beverage packaging, automotive, aerospace, and specialty products markets. Over the past several years, we have invested in world-class assets and technical capabilities to meet increasing global demand for aluminum, particularly within the automotive market due to our continued focus on scaling our business model and growing alongside our customers. With strong markets, our innovative products and decades of manufacturing and recycling experience, we expect to see robust growth after the completion of our major capital projects, most notably the Bay Minette plant.
We believe Novelis has the balance sheet and financial flexibility to pursue prudent, disciplined growth that we believe will help fuel Novelis’ future growth. We also plan to continue to implement and advance NOS throughout our global manufacturing footprint, as well as leverage digital technologies and other advancements in R&D and IT to unlock capacity, capture growth, and support sustainability initiatives.
For a discussion of recent commitments and expenditures, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Working Capital
We manage working capital based on cash needs and to balance the timing of trade payables and receivables, including though factoring of trade receivables.
Raw Materials and Suppliers
The input materials we use in manufacturing include primary aluminum, aluminum scrap, sheet ingot, alloying elements, and grain refiners. These raw materials are generally available from several sources and are not generally subject to supply constraints in normal market conditions, though scrap aluminum prices, while stable, are higher than historical averages. We also consume considerable amounts of energy in the operation of our facilities. For a discussion of current inflation and supply chain impacts on our materials, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Aluminum
We obtain aluminum from a number of sources, including the following:
Primary Aluminum Sourcing. We purchased or tolled approximately 1,298 kt of primary aluminum in fiscal 2026 in the form of sheet ingot, standard ingot, and molten metal.
Aluminum Products Recycling. We operate facilities in several plants to recycle post-consumer aluminum, such as UBCs collected through recycling programs. In addition, we have agreements with several of our large customers to have a closed-loop system whereby we take production scrap material from their fabricating activity and recycle it by re-melting, casting, and rolling it to re-supply these customers with aluminum sheet. Other sources of recycled material include lithographic plates and products with longer lifespans, like vehicles and buildings, which are starting to become high-volume sources of scrap material to be recycled. We purchased or tolled approximately 2,155 kt of recycled aluminum in fiscal 2026.
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
In fiscal 2025, competition for scrap metal increased due to strong consumer demand for high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. This reduced the financial benefit from utilizing scrap in our production process as opposed to primary aluminum. Since the end of fiscal 2025, certain spot scrap aluminum spreads have improved from previous historically tight levels. Despite some stabilization in the scrap market, we still have a number of initiatives underway to help protect the benefit from using scrap, such as increasing digital technology and operational advancements to allow us to sort and consume lower grade forms of scrap and post-consumer automotive scrap.
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. In fiscal 2026, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling process. Our cold rolling facilities require relatively less energy. We purchase our natural gas on the open market, which subjects us to market pricing fluctuations. We have in the past and may continue to seek to stabilize our future exposure to natural gas and oil prices through the use of derivative instruments. A portion of our electricity requirements are purchased pursuant to long-term contracts in the local regions in which we operate. A number of our facilities are located in regions with regulated prices, which affords relatively stable costs. We have fixed pricing on some of our energy supply arrangements.
Environmental, Social & Governance
We maintain our aim to become a carbon neutral company by 2050 or sooner. Our stated 2030 goals (1) aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) emissions per tonne of rolled product shipments; and (2) aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from a baseline of 63% in fiscal 2024; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and 2, as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol.
To increase the use of recycled content in our products, we engage with customers, suppliers, and industry peers across the value chain as we aim to drive innovation that improves aluminum's overall sustainability profile.
In support of our commitments, we have voluntarily pursued the certification of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. Currently, we have 22 plants globally, and 14 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification.
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

Our management also administers an ERM program, which is a comprehensive risk assessment and mitigation process that identifies and addresses all known current and potential material risks to Novelis' global operations, including legal and regulatory risks. The ERM team is led by an executive officer who delivers an ERM report to the Audit Committee of our Board at least quarterly. On an annual basis, the ERM team gathers input from over 150 individuals, some of which provide input quarterly, to stay abreast of the latest risks we face.
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

Net sales in millions/shipments in kt	Fiscal 2026	Fiscal 2025	Fiscal 2024
Consolidated
Net sales	$18,434	$17,149	$16,210
Total shipments	3,731	3,972	3,924
North America(1)
Net sales	$7,932	$7,033	$6,717
Total shipments	1,380	1,534	1,528
Europe(1)
Net sales	$5,272	$4,606	$4,426
Total shipments	1,115	1,083	1,081
Asia(1)
Net sales	$3,430	$3,047	$2,610
Total shipments	866	796	742
South America(1)
Net sales	$2,861	$2,683	$2,461
Total shipments	761	745	708
_________________________
(1)Net sales and total shipments by segment include intersegment sales and the results of our affiliates on a proportionately consolidated basis, which is consistent with the way we manage our business segments.
A description of our operating segments during all or part of fiscal 2026 follows.
North America
Novelis North America operates 13 aluminum products facilities. This includes seven facilities with recycling operations that re-melt post-consumer and post-industrial scrap. Recycled material inputs can include UBCs, class scrap, automotive scrap, painted siding, recycled secondary ingots and taint tabor. The material is cast at our plants in Berea, Kentucky; Davenport, Iowa; Greensboro, Georgia; Oswego, New York; Russellville, Kentucky; Guthrie, Kentucky; and Uhrichsville, Ohio.
Our North American facilities manufacture a broad range of aluminum sheet and light gauge products. End-use markets for this segment primarily include beverage packaging, containers and packaging, automotive and other transportation applications, architectural, and other industrial applications. Beverage and food packaging can represent the largest end-use market in terms of shipment volume for North America.
A significant portion of North America's volumes is also directed toward the aluminum automotive sheet market.
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
South America
Novelis South America operates two aluminum rolled product facilities. This includes one facility with recycling operations, our Pindamonhangaba, Brazil, plant. Our South American facilities manufacture a broad range of can sheet, industrial sheet, and light gauge products. The primary markets are beverage packaging, specialty, industrial, foil and other packaging, and transportation end-use applications. Beverage packaging represents the largest end-use application in terms of shipment volume.
Financial Information About Geographic Areas
Certain financial information about geographic areas is contained in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.
Our Customers
We focus significant efforts on developing and maintaining close working relationships with our customers and end-users. Our major customers include, but are not limited to:

Beverage Packaging	Specialties
Anheuser-Busch InBev	Amcor
Ardagh Group	American Construction Metals
Ball Corporation	Ryerson Inc.
Can-Pack	First American Resources
Crown Holdings	Gentek
PepsiCo	Mastic Home Exteriors
Various bottlers of the Coca-Cola System	Omnimax International
Service Partners Gutter Supply
Handi Foil Aluminum
Automotive	Mahle Behr
BMW Group	Prefa
Hyundai Motors Corporation	Dongil Aluminum Co Ltd
Jaguar Land Rover
Mercedes Benz Group	Aerospace
Renault-Nissan-Mitsubishi Alliance	Airbus
Stellantis	Boeing
Volkswagen Group	Embraer
Volvo Cars	Bombardier
AVIC/COMAC
Our single largest end-use product is beverage packaging. We sell beverage packaging sheet directly to drink makers and bottlers as well as to fabricators that sell the cans they produce to bottlers. In certain cases, we operate under umbrella agreements with drink makers and bottlers under which they direct their can fabricators to source their requirements for beverage can body, can end stock, and can tab stock from us.
Additional information related to our top customers is contained in Note 21 – Segment, Geographical Area, Major Customer and Major Supplier Information to our accompanying consolidated financial statements.

Distribution
We have two principal distribution channels for the end-use markets in which we operate: direct sales to our customers and sales to distributors.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Direct sales as a percentage of total net sales	94%	94%	93%
Distributor sales as a percentage of total net sales	6	6	7
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
Research and Development
The table below summarizes our R&D expenses, which include mini-scale production lines equipped with hot mills, can lines, and continuous casters.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Research and development expenses	$93	$102	$98
We conduct R&D activities in order to meet current and future customer requirements, improve our products, and reduce our conversion costs. We have a global research and technology center in Kennesaw, Georgia, which offers state of the art research and development capabilities to help Novelis meet the global long-term demand for aluminum used across all our product markets and geographies. We also have a global engineering and technology center in Spokane, Washington, specializing in molten metal processing and casting; automotive research and technology centers in Shanghai, China and Sierre, Switzerland; a research and technology center specializing in the development of new products and processes for our beverage packaging and specialties customers in Göttingen, Germany; an automotive customer solution center in Detroit, Michigan; a beverage packaging customer solution center in São José dos Campos, Brazil; a research and development laboratory to advance carbon neutral solutions for aluminum manufacturing in Sierre, Switzerland; and aerospace innovation centers in Koblenz, Germany and Zhenjiang, China.
Human Capital Resources
Our Employee Base
Novelis operates an integrated network of 29 technically advanced rolling and recycling facilities across North America, Europe, Asia, and South America. We have 13 operating facilities in North America, 10 in Europe, four in Asia, and two in South America. We have approximately 12,750 employees supporting our operations across nine countries.
The table below summarizes our approximate number of employees by region, excluding our proportionate share of those employed by less than wholly owned affiliates as well as temporary employees.

	North America(1)	Europe	Asia	South America	Total
March 31, 2026	4,700	4,560	1,810	1,680	12,750
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
Safety
We are focused on safety as a key priority. This focus is guided by our Global EHS system, which provides us with a systematic approach to identifying, managing, and mitigating risks in our operations. In addition, we ask all Novelis employees to look out for their own safety, as well as that of their colleagues, by following three basic safety obligations: (1) I will work safe, (2) I will intervene if I see somebody working unsafe, and (3) I will stop any unsafe behavior if intervened upon.
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
Community Engagement
Our Corporate Social Responsibility mission is to improve the quality of life in the communities where we operate and society as a whole. Novelis Neighbor is our global program for sponsoring and coordinating our community engagement and charitable investment efforts. As part of our worldwide corporate social responsibility campaign, Novelis employees support hundreds of community projects year-round. These projects are reflective of our company purpose of Shaping a Sustainable World Together and focus on advancing STEM education, increasing recycling by consumers, and supporting the most pressing needs of our local communities.
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
Intellectual Property
We actively review intellectual property arising from our operations and our R&D activities, and, when appropriate, we apply for patents in appropriate jurisdictions. We currently hold approximately 2,757 patents and patent applications on approximately 297 different items of intellectual property. While these patents and patent applications are important to our business on an aggregate basis, no single patent or patent application is deemed to be material to our business.
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
Environment, Health and Safety
As a purpose-driven company, Novelis strives to protect and preserve the environment and the health, safety, and well-being of our colleagues, customers, and communities. During fiscal 2026, we recycled over 85 billion used beverage cans, and recycled content made up 61% of total input in our aluminum rolled product. We define recycled content as total aluminum rolled product shipments minus primary metal (net of metal loss) plus coated scrap and runaround melt loss. With our plant operations around the globe, we continue to focus on reducing carbon emissions, limiting water consumption, and lowering electricity use while targeting year-over-year improvements in overall production. During fiscal 2026, 12 facilities achieved major safety milestones by operating 365 consecutive days without a recordable injury.
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

For example, Novelis is involved in ongoing proceedings with South Korean authorities related to self-reported manufacturing and production emissions above applicable limits at the Novelis Yeongju facility. The proceedings relate to previous investigations at the facility during which certain emissions amounts were identified as above applicable limits triggering self-reporting, and instances in which reporting by a third party measuring emissions may have inconsistently reported information to the facility, impacting what was reported to regulators. A portion of the proceedings have been resolved, while certain proceedings with South Korean environmental authorities continue, and the Company has booked a reserve for the matter.
We have established procedures for regularly evaluating EHS loss contingencies, including those arising from EHS reviews and investigations and any other EHS remediation or compliance matters. Where appropriate, we have established liabilities based on our estimates for the currently anticipated costs that are deemed probable associated with these environmental, health, and safety matters.
Our expenditures for environmental, health and safety protection (including estimated and probable environmental, health and safety remediation costs as well as general environmental, health and safety protection costs at our facilities) and the betterment of working conditions in our facilities were $22 million during fiscal 2026, of which $20 million was expensed and $2 million was capitalized. We expect that these expenditures will be approximately $21 million in fiscal 2027, of which we estimate $19 million will be expensed and $2 million will be capitalized.
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
Our 10 largest customers accounted for approximately 57%, 41%, and 48% of our total net sales for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. A significant disruption in the business or downturn in the financial condition of our significant customers could adversely affect our results of operations and cash flows. Some of our customers are dependent upon the continued ability of their suppliers to deliver key components necessary for the manufacturing of their products, and a disruption of such supply chains could cause such customers to alter production schedules or suspend production entirely.
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
In the past fiscal year, the U.S. government initiated a number of measures with respect to reevaluating and revising certain trade policies, some of which have impacted our business. These include imposition of new import tariffs and quotas, revision of international trade policy, renegotiation of certain trade agreements, and other changes that have affected U.S. trade relations with other countries. Significant tariffs have been imposed on aluminum imports into the U.S., and there are other significant tariffs imposed on other goods imported into the U.S. from countries worldwide. As of the date hereof, discussions remain ongoing in respect of certain trade restrictions and tariffs on imports into the U.S., as well as retaliatory tariffs in response to such actions. Significant uncertainty exists about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments could have a substantial adverse effect on our company, our supply chain, and the overall aluminum industry, if sustained for an extended period of time. The ultimate impact of these and other potential tariffs remains uncertain and will depend on various factors, including actual implementation, the timing and duration of their implementation, and the amount, scope, and nature of the tariffs, along with numerous secondary and tertiary effects.
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
Aluminum competes with other materials, such as steel, plastics, composite materials, and glass for various applications, including packaging, automotive, aerospace, architectural, industrial, and consumer durables end-use markets. Our customers may choose materials other than aluminum to achieve desired attributes for their products. For example, customers in the automotive industry may increase their use of high-strength steel rather than aluminum for certain applications due to the price differential between steel and aluminum, or may shift toward composite materials as lightweighting technologies evolve Changes in customer product designs, including the adoption of new manufacturing technologies or materials could reduce demand for aluminum in applications where we currently have strong market positions. The packaging industry continues to experience advances in alternative materials, such as plastics, glass, and organic or compostable materials, which could lead to higher margins for our customers than our products and which may compare favorably to aluminum with respect to preservation of food and beverage quality, as well as recyclability. The willingness of customers to accept other materials in lieu of aluminum, as well as broader consumer movements toward multi-use forms of packing over single-use packaging, could adversely affect the demand for certain of our products, and thus adversely affect our business, financial condition, or results of operations. Additionally, tariffs or other trade barriers may adversely impact the price of aluminum compared to other materials, which may cause our customers to substitute other materials for aluminum.
We may not realize the anticipated benefits of strategic investments.
As part of our strategy for growth, we have in the past and may in the future pursue acquisitions, divestitures, joint ventures or other strategic investments. Between fiscal 2025 and 2026, we commissioned a number of rolling and recycling capacity expansion projects across our geographic locations. We also currently have under construction a significant greenfield rolling and recycling plant in Bay Minette, Alabama and a recycling expansion in Latchford, UK. If our production levels and margins do not grow in line with our current expectations, or are adversely impacted by new competing strategic investments, we may not realize a return on such announced projects that is commensurate with our investment. Further, there are numerous risks commonly encountered in strategic transactions, including the risk that management's time and energy may be diverted, disrupting our existing businesses, and the risk that we may not be able to complete a project that has been announced, complete such project on time, incur higher or unforeseen costs, or generate the synergies and other benefits that we anticipated. Additionally, changing market conditions, consumer demand, financing constraints, or other factors could cause us to realign our strategic objectives, potentially leading to delayed, abandoned, or unprofitable projects.
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

As a result of macroeconomic headwinds we have faced over the past several years, such as prolonged inflationary cost pressures, supply chain disruptions, trade restrictions, and the impact of public health crises and geopolitical conflicts, we have been adversely affected, and may continue to be adversely affected in the future, by changes in the cost of these or other raw materials as well as labor costs, energy costs and freight costs associated with transportation of raw materials. The concentration of certain raw material or component suppliers in specific geographic regions, including regions subject to geopolitical instability, natural disasters, or trade restrictions, may further contribute to cost volatility. Prices of certain raw materials may fluctuate due to a number of factors, including general economic conditions, commodity price fluctuations (particularly aluminum on the London Metal Exchange), the demand by other industries for the same raw materials, the availability of complementary and substitute materials, inflationary pressures, trade restrictions, and supply shortages and disruptions caused by a public health crisis or geopolitical factors relating to Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea and the Persian Gulf, and the conflict in Iran, the Gaza Strip, and the general surrounding region. The availability and costs of certain raw materials necessary for the production of our products may also be influenced by private or governmental entities, and may be impacted by mergers and acquisitions, changes in world politics or regulatory requirements (such as human rights regulations or environmental, health and safety laws and regulations or production curtailments), regulations, labor relations between the producers and their work forces, labor shortages, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, infrastructure and transportation issues, market forces of supply and demand, and inflation. We may be unable to offset fully the effects of material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. In addition, the failures of financial institutions and any related liquidity crises, and any resultant impact on depositor's access to their cash deposits, could negatively impact the ability of our customers to pay amounts owed to us on a timely basis or at all, cause reductions in the liquidity of our suppliers impacting raw material product availability, and cause fluctuations in the costs of raw materials, which could in turn have a material adverse effect on our business or financial condition. While one of our suppliers of metal is UC Rusal PLC ("Rusal"), a Russian aluminum company, we purchase metal from a diverse global portfolio of metal suppliers and are not dependent on Rusal for a significant portion of our metal supply.
Further, our operational performance is driven in part by our use of recycled aluminum in our aluminum products. In recent quarters, competition for scrap metal has been increasing due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. Intensifying competition for scrap aluminum creates significant pressure on scrap pricing and reduces the financial benefit from utilizing scrap in our production process. Any pressure on scrap prices and availability which may result from changing scrap aluminum supply and demand may increase our production costs, which may ultimately adversely impact our results of operations. While we have begun to implement structural cost reduction measures across our operations in order to reduce the impact of these market pressures, such cost reduction measures may ultimately be unsuccessful and our results of operations may be adversely impacted.
We employ a number of strategies to manage raw material pricing volatility such as pass through contracts with customers and hedging of metal prices, but there is no assurance that these activities will be sufficient in fully mitigating raw material cost volatility. Our hedging strategies may be insufficient and our results could be materially impacted if costs of materials increase. Delayed timing in recovering the pass-through of increasing raw material costs, particularly if such increases are rapid, may also impact our short-term profitability and certain costs due to price increases or supply chain inefficiencies may be unrecoverable, which would also impact our profitability.
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
If energy costs continue to rise, or if energy supplies or supply arrangements were disrupted, including by geopolitical instability, our profitability and cash flows could decline.

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
We employ all of our senior executive officers and other highly skilled key employees on an at-will basis, and their employment can be terminated by us or them at any time, for any reason and without notice, subject, in certain cases, to severance payment obligations. Competition for qualified employees among companies that rely heavily on engineering and technology is intense, and if our highly skilled key employees leave us, we may be unable to promptly attract and retain qualified replacement personnel, which could result in our inability to improve manufacturing operations, conduct research activities successfully, develop marketable products, and compete effectively for growth in key markets. In addition, the manufacturing industry continues to face challenges in attracting and retaining skilled trades and production workers, and labor shortages or an aging workforce could impact our ability to maintain optimal production levels. Increasing competition for labor, wage inflation, and changing workforce expectations regarding flexibility and working conditions may also increase our operating costs or limit our ability to staff our facilities adequately.
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

We have in the past, and could in the future be adversely affected by unplanned disruptions at operating facilities, including as a result of adverse weather phenomena, fires or other force majeure events.
In the past, we have experienced production interruptions at our plants due to the breakdown of equipment, fires, weather events, public health crises, and other causes. For instance, in each of September and November 2025, our Oswego, New York plant was impacted by significant fires. While there were no injuries, we incurred significant costs related to repairs, clean-up, idle employees, excess customer fulfillment costs, and other costs. We expect to incur additional costs related to this event. In addition, in June 2024, our plant located in Sierre, Switzerland was impacted by exceptional flooding caused by unprecedented heavy rainfall. While there were no injuries, water entered the plant premises and plant operations were halted for several weeks. For additional information regarding these events, see Note 18 – Other (Income) Expenses, Net to our accompanying consolidated financial statements and Business and Industry Climate within Part I. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this annual report.
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
We may experience such disruptions in the future due to similar or unrelated uncontrollable events, including as a result of man-made conditions or adverse weather conditions or natural disasters. Because many of our customers are, to varying degrees, dependent on planned deliveries from our plants, any customers that must reschedule their own production due to our missed deliveries could pursue claims against us and reduce their future business with us. In addition to facing claims from customers, we may incur costs to remedy any of these problems. In addition, as a result of these and similar disruptions, we may experience adverse impacts to key customer relationships, including order reductions and the resourcing of orders to alternative suppliers. Following these and similar events, certain significant customers may be required to adjust their production volumes due in part to supply constraints associated with disruptions at our facilities. Key customers may also look to diversify their supply chain amongst multiple suppliers, and may also be more willing to accept substitutes for our products, including steel, plastics, composite materials and glass. Events of this nature may lead customers to seek price concessions, impose penalties or recoveries for downtime and expedited logistics and shipping, or reduce current and future sourcing with us, which could adversely impact our shipment volumes and results of operations. The cumulative effect of these customer accommodations could be material to our financial condition and results of operations. Our reputation among current and potential customers may be harmed, possibly resulting in loss of business.
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
We have experienced, and continue to experience, inflationary pressures on the prices of aluminum, materials, transportation, energy, and labor. In an inflationary environment, such as the current economic environment, our ability to implement customer pricing adjustments or surcharges to pass-through or offset the impacts of inflation may be limited. Continued inflationary pressures could reduce our profit margins and profitability. Russia's ongoing military conflict with Ukraine, attacks on shipping vessels in the Red Sea and the Persian Gulf, the conflict in Iran, the Gaza Strip, and the general surrounding region, and other geopolitical conflicts, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may further cause reduced manufacturing and industrial demand. Other economic factors, including fluctuations in foreign currency exchange rates and interest rates, competitive factors in the countries in which we operate, and continued volatility or deterioration in the global economic and financial environment could affect our revenues, expenses, and results of operations.

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
Our purchase and sales contracts for primary aluminum are based on the LME price plus a regional market premium, which is a surcharge in addition to the LME price. There are typically timing differences between the pricing periods for purchases and sales. This creates a price exposure we call "metal price lag," which exists due to: (i) the period of time between the pricing of our purchases of metal, holding and processing the metal, and the pricing of the sale of finished inventory to our customers and (ii) certain customer contracts containing fixed forward price commitments, which result in exposure to changes in metal prices for the period of time between when our sales price fixes and the sale actually occurs. We use derivative instruments to manage the metal price lag risk associated with the LME base aluminum prices. We do hedge some of our regional market premium exposure, though the derivatives markets for local market premiums are not as robust and efficient as the market for LME based hedges. As such, volatility in regional market premiums can have a significant impact on our results of operations and cash flows. The timing difference associated with metal price lag could positively or negatively impact our operating results and short-term liquidity.

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
Borrowings under our senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on any variable rate indebtedness could increase even though the amount borrowed remained the same, which could adversely impact our results of operations. In order to manage our exposure to interest rate risk, we may enter into derivative financial instruments, typically interest rate swaps and caps, involving the exchange of floating for fixed rate interest payments. If we are unable to enter into interest rate swaps, it may adversely impact our results of operations, and, even if we use these instruments to selectively manage risks, there can be no assurance that we will be fully protected against material interest rate fluctuations.
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
Our credit facilities and the indentures governing our Senior Notes impose certain operating and financial restrictions on us. Failure to comply with these covenants could have material adverse impacts on us. These restrictions limit our ability and the ability of our restricted subsidiaries, among other things, to:
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
Cyber-attacks continue to evolve in sophistication and volume and may remain undetected for an extended period. The rapid evolution and increased adoption of artificial intelligence ("AI") and machine learning may intensify these cybersecurity risks. Hardware, software or applications we utilize may contain defects in design or manufacture or other problems that could unexpectedly compromise information security, potentially resulting in the unauthorized disclosure and misappropriation of sensitive data, including intellectual property, proprietary business information, and personal data. In addition, techniques used to obtain unauthorized access to information or to sabotage information technology systems change frequently, including as a result the intensification of state-sponsored cybersecurity attacks during periods of geopolitical conflict. The use of new and evolving technologies, such as AI, presents risks and challenges that can impact our business. Unauthorized use or misuse of AI by the Company's employees, vendors or others may result in the disclosure of confidential company or customer data, reputational harm, privacy law violations, cybersecurity risks, and legal liability.
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
We rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws, as well as confidentiality agreements, license agreements and other contractual provisions, to establish, maintain, protect, and enforce our intellectual property and other proprietary rights. Such means may afford only limited protection of our intellectual property and may not prevent our competitors from duplicating our processes or technology, prevent our competitors from gaining access to our proprietary information and technology, or permit us to gain or maintain a competitive advantage. Any of our direct or indirect intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated, which could result in costly product redesign efforts, discontinuance of certain product offerings or other competitive harm. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the U.S. Therefore, in certain jurisdictions, we may be unable to protect our proprietary technology adequately against unauthorized third-party copying, infringement, or use, which could adversely affect our competitive position. To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement, misappropriation or other violation of our intellectual property and proprietary rights against third parties. Litigation, whether we are a plaintiff or a defendant, can be expensive and time consuming and may divert the efforts of our management and other personnel, which could harm our business, whether or not such litigation results in a determination favorable to us. Litigation also puts our patents or other intellectual property at risk of being invalidated or interpreted narrowly and puts our patent applications or applications for other intellectual property registrations at risk of not issuing. If we are sued by a third party that claims that our technology infringes, misappropriates, or violates their rights, the litigation, whether or not successful, could be costly to defend, divert our management's time, attention and resources, damage our reputation and brand and substantially harm our business. Claims of intellectual property infringement also might require us to redesign affected products, enter into costly settlement or license agreements or pay costly damage awards, or face a temporary or permanent injunction prohibiting us from marketing or selling certain of our products. Even if we have an agreement to indemnify us against such costs, the indemnifying party may be unable to uphold its contractual obligations.

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
Climate change, and evolving customer and stakeholder expectations, legal, regulatory and policy requirements, and market dynamics driven by climate change, could adversely affect our business, financial condition or results of operations. Concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, limits on emissions of greenhouse gases, and Corporate Average Fuel Economy standards in the U.S., EU, and other jurisdictions. The regulatory landscape for sustainability reporting and climate disclosure continues to evolve rapidly. Compliance with changing disclosure requirements may require significant resources and could expose us to increased regulatory scrutiny or litigation if our disclosures are deemed inadequate or inconsistent. New or revised laws and regulations in this area could directly and indirectly affect us and our customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations, and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by us or our customers or suppliers, including increased monitoring and reporting costs. Also, we rely on natural gas, electricity, fuel oil, and transport fuel to operate our facilities. Any increased costs of these energy sources because of new laws or regulations could be passed along to us and our customers and suppliers, which could also have a negative impact on our profitability. Any increased frequency and intensity of extreme weather events resulting from climate change impacting our facilities, our suppliers or critical infrastructure in the U.S. and abroad could disrupt our supply chain or impact our ability to timely produce and deliver our products.
We make statements about our sustainability goals and initiatives through information provided in reports that we file or furnish with the Securities and Exchange Commission, on our website, in press statements, and in other communications. Our response to these sustainability considerations and the implementation of these goals and initiatives involves risks and uncertainties, including those described herein, and such response, as well as our ability to achieve such goals, may be impacted by factors that are outside our control.
In addition, some of our stakeholders, investors, customers, or those considering such a relationship with us, may evaluate our business or other practices according to a variety of sustainability targets, standards and expectations. As a result, our efforts to conduct our business in accordance with some or all of these targets, standards and expectations (and applicable laws and regulations) may involve trade-offs and may not satisfy all stakeholders. Some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders may also have different views on the relative prioritization of the Company's sustainability focus, including differing views of regulators in various jurisdictions in which we operate. Our policies and processes to evaluate and manage sustainability targets and standards in coordination with other business priorities may not prove completely effective. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with local or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could prompt public, investor, or regulatory scrutiny, or result in legal and regulatory proceedings against us, any of which could materially adversely affect our business, reputation, results of operations, and financial condition.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
As with most companies, we rely heavily on our information technology networks and systems for all aspects of our business and operations. At the same time, information technology networks and systems (our own as well as those managed by third parties) are susceptible to various vulnerabilities, including, without limitation, computer viruses, cyber-attacks, ransomware attacks, malware attacks, attacks by foreign governments and state-sponsored actors, and misconduct by employees or other insiders. Specifically with respect to cyber, ransomware, and similar attacks, the occurrence of any significant event could compromise our networks and result in unauthorized access, destruction, theft and/or public disclosure of our information. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability, or regulatory penalties under privacy laws. In addition, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal, customer and product information, as well as significant costs to remediate, fix, or address any network and system issues that led to such vulnerability. Recent developments with technology increase these attack vectors as artificial intelligence enables malicious actors mentioned above, giving them more capability and faster attack timelines. These appear to be increasing in complexity and speed through the industry.
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
Separately, we also face cybersecurity threats related to third-party applications (SaaS vendors), service providers and vendors. A significant cyber, ransomware or similar attack affecting or impacting one of our third-party providers or vendors could also render our networks and systems vulnerable, access Novelis data, and result in similar consequences as described above for direct attacks on our networks and systems. We maintain policies, standards, and processes to oversee, identify, and mitigate risks from cybersecurity threats related to third-party service providers and vendors, including conducting security assessments of critical third-party service providers and vendors before onboarding, periodic reassessment, and vendor offboarding. We also conduct security training and maintain monitoring to oversee evolving cybersecurity risks. We generally include information security requirements in our agreements with third-party service providers and vendors to address cybersecurity risks, including obligations on our third-party service providers and vendors to notify and cooperate with us in the event of cybersecurity event that implicates or involves our data.
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
Our CIO and CISO are seasoned information technology professionals with deep experience in the field. More specifically, their collective expertise and experiences span across multiple industries and various aspects of information technology network and systems, including those that relate specifically to cybersecurity, such as: developing and executing cybersecurity monitoring, defense programs and strategies; product security, privacy controls, data protection, and identity management; security operations, incident response, threat hunting, and coordinating with legal response teams at numerous companies in connection with cybersecurity matters.
Our CISO oversees our governance programs, testing of our compliance with industry standards, risk assessment for risk remediation, and our employee training program on information security. He is also responsible for keeping Novelis apprised of developments in cybersecurity, including potential threats and risk management techniques. We believe this ongoing knowledge acquisition is an important part of our efforts for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Our CISO implements and oversees processes for the monitoring of our information systems. This includes the deployment of advanced security measures and system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, our CISO and cybersecurity team rely on our cyber incident response plan, which we review, test, and revise, as appropriate, from time to time. Depending on the severity level of an incident, our CISO, working together with other members of our core cyber security response team, implements a series of immediate actions designed to mitigate the impact and long-term strategies for remediation and prevention of future incidents. Our CISO and cybersecurity team consult with and keep apprised our CIO, as well as, when appropriate, key members of our executive management in the event of a cybersecurity incident that rises to a certain level. Our CISO hosts a bi-monthly Cybersecurity Update meeting with a standing agenda to share and update management and key IT stakeholders on threats and incidents within the company, strategic updates and progress, business engagement, and operational metrics. Our CISO shares and provides updates on latest cybersecurity threats and risks with our ERM team every quarter.
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
The number of operating facilities by operating segment as of March 31, 2026, is shown in the table below and includes operating facilities we jointly own and operate with third parties.

	Operating Facilities	Facilities with Recycling Operations
North America	13	7
Europe	10	5
Asia	4	2
South America	2	1
Total	29	15
The following tables provide information, by operating segment, about the plant locations, processes and major end-use markets or applications for the aluminum rolled products, recycling, and primary metal facilities we owned and operated, including joint ventures, as of March 31, 2026.
North America

Locations	Plant Processes	Major Products
Ashville, Ohio	Coating and finishing	Coated coil for building and construction and transportation
Berea, Kentucky	Recycling and sheet ingot casting	Sheet ingot from recycled metal for beverage packaging (can body and can end stock)
Davenport, Iowa(1)	Casting, hot rolling, and recycling	Hot rolled coil from recycled metal for building and construction
Davenport, Iowa(1)	Cold rolling and finishing	Coated and mill finish coil for building and construction
Greensboro, Georgia	Recycling and sheet ingot casting	Sheet ingot from recycled metal for beverage packaging (can body and can end stock)
Guthrie, Kentucky	Pre-treatment, heat treatment, recycling, and sheet ingot casting	Sheet ingot from recycled metal and automotive sheet
Kingston, Ontario	Cold rolling and finishing	Automotive sheet and specialty material
Lincolnshire, Illinois	Cold rolling and finishing	Mill finish coil for building and construction
Oswego, New York	Sheet ingot casting, hot rolling, cold rolling, recycling, pre-treatment, heat treatment, and finishing	Beverage packaging (can body stock), automotive sheet, construction sheet, industrial sheet, and painted sheet
Russellville, Kentucky(2)	Sheet ingot casting, hot rolling, cold rolling, finishing, and recycling	Beverage packaging (can body and end stock) and aluminum sheet and coil for specialties
Terre Haute, Indiana	Cold rolling and finishing	Foil stock for specialties
Uhrichsville, Ohio	Casting, hot rolling, cold rolling, finishing, and recycling	Mill finish coil for building and construction and transportation
Warren, Ohio	Coating and finishing	Coated beverage packaging sheet
_________________________
(1)The Company operates two separate facilities in Davenport, Iowa, one finishing mill and one casting facility.
(2)Logan, located in Russellville, Kentucky, is operated as a joint venture between Novelis and Tri-Arrows. We own 40% of the outstanding common shares of Logan. See Note 7 – Consolidation for further information about this affiliate.

Europe

Locations	Plant Processes	Major Products
Bresso, Italy	Coating, embossing, and finishing	Painted sheet, painted construction sheet, and automotive sheet
Göttingen, Germany	Finishing and coating	Can end stock, food can, and painted sheet
Koblenz, Germany	Sheet ingot casting, hot rolling, cold rolling, and finishing	Aerospace plate and sheet, commercial plate, defense plate, and heat exchangers sheet
Latchford, United Kingdom	Recycling and sheet ingot casting	Sheet ingot from recycled metal
Nachterstedt, Germany	Cold rolling, finishing, coating, recycling, sheet ingot casting, and heat treatment	Automotive sheet, can end stock, industrial sheet, construction sheet, and sheet ingot from recycled metal
Neuss, Germany(1)	Recycling, sheet ingot casting, hot rolling, cold rolling, and finishing	Can body stock, foil stock, and feeder stock for finishing operations
Ohle, Germany	Cold rolling, finishing, and converting	Foil, packaging, and flexible tubes
Pieve, Italy	Continuous casting, cold rolling, finishing, and recycling	Coil for finishing operations, industrial sheet, foil stock, and closure stock
Sierre, Switzerland(2)	Sheet ingot casting, hot rolling, cold rolling, finishing, and continuous heat treatment	Automotive sheet and industrial sheet
Voerde, Germany	Casting and recycling	Sheet ingot for automotive and specialties
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

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for the Company's common stock. All of the outstanding shares of Novelis are owned directly by AV Minerals (Netherlands) N.V. and indirectly by Hindalco. None of the equity securities of the Company are authorized for issuance under any equity compensation plan. In the past, we have received equity contributions from our common shareholder from time to time. These equity contributions do not constitute an ongoing commitment or obligation, and there can be no assurances that additional equity contributions will be made in the future.
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
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW AND REFERENCES
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves the leading producer of innovative, sustainable aluminum solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace and specialties (a diverse market including building and construction, signage, foil and packaging, commercial transportation and commercial and consumer products, among others) markets globally. Throughout North America, Europe, Asia, and South America, we have an integrated network of 29 world-class, technologically advanced facilities, including 15 recycling centers, 11 innovation centers, and 12,750 employees. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai, India.
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
Discussion and analysis of fiscal 2024 and year-over-year comparisons between fiscal 2025 and fiscal 2024 not included in this Form 10-K can be found in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 12, 2025. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the related notes and other financial information included elsewhere in this Form 10-K.
BUSINESS AND INDUSTRY CLIMATE
Novelis has a proven track record of being able to transform and improve the profitability of our business through significant investment in new capacity and capabilities. These investments have enabled us to increase the amount of recycled content in our products in the aggregate over time and capitalize on favorable long-term market trends driving increased consumer demand for lightweight, sustainable aluminum products, and diversify and optimize our product portfolio. As a global leader in the aluminum flat-rolled products industry, we leveraged our new capacity, global footprint, scale and solid customer relationships to drive volumes and capture favorable supply and demand market dynamics across all our end-use markets. With growth in volumes combined with improved pricing, significant increase in scrap inputs, operational efficiencies and high-capacity utilization rates, we significantly improved the profitability of our beverage packaging and specialties products and maintained high margins for automotive and aerospace products.
While we believe that the underlying business performance and market conditions remain favorable, recent financial performance has been impacted by geopolitical and economic instability, including tariffs and trade disputes, that cause volatility and disruption in global and regional economies, as well as in global aluminum scrap markets and with scrap pricing. In addition, Novelis experienced two significant fire events at our Oswego, New York, plant in fiscal 2026.

On September 16, 2025, our Oswego plant was impacted by a significant fire. There were no injuries, as all employees were safely evacuated. The fire was contained to the hot mill area and did not impact the rest of the plant. A second significant fire occurred at the Oswego plant on November 20, 2025. Everyone working at the plant was safely evacuated and there were no injuries to employees, contractors or first responders. The fire was contained to the hot mills, finishing mill, and the hot mill motor room and did not impact the rest of the plant. Our current timeline suggests we can restart the Oswego hot mill by the end of the first quarter of fiscal 2027. We have incurred costs related to repairs, clean-up, idle employees, and other costs. We expect to incur additional costs related to this event until the operations are fully-restored at the facility. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. See Note 18 – Other Expenses (Income), Net for additional information about this event.
We anticipate the September and November Oswego fires, in aggregate, will have a total negative cash flow impact of approximately $1.7 billion, which includes an anticipated Adjusted EBITDA impact of $100 to $150 million, prior to any insurance recoveries.
While tariff costs were a cost headwind in fiscal 2026, we believe these will be diminished as imports to support U.S. customers due to the Oswego outage are reduced, as well as by the access we have secured to additional U.S. cold rolling capacity, and through improved scrap prices. Since the end of fiscal 2025, certain spot scrap aluminum spreads have improved from previous historically tight levels, as competition from China has subsided. Regardless, Novelis continues to work on solutions to increase the amount and different types of scrap metal our systems are able to process, including sorting technologies and supply chain improvements, as market supply and demand dynamics can be unpredictable.
To further build resiliency in the business, at the end of fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $350 to $400 million in annualized savings by the end of fiscal 2028. We exited fiscal 2026 with over $200 million in run-rate cost savings. During fiscal 2026, we recognized costs of $163 million in connection with these measures consisting primarily of employee-related restructuring expenses and accelerated depreciation. See Note 2 – Restructuring and Impairment for further discussion.
Although the Company has faced a number of recent challenges, we believe we have largely mitigated the effects from those events, and the underlying business remains resilient. We have a line of sight to the Oswego hot mill restarting, have taken strategic action to largely mitigate tariff headwinds, are experiencing more favorable scrap market conditions, and have implemented sustainable cost savings to build long-term resilience in the business. We also believe that global long-term demand for aluminum rolled products remains strong, driven by anticipated economic growth, material substitution, and sustainability considerations, including increased environmental awareness around PET plastics.
Increasing customer preference for sustainable packaging options and package mix shift toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide. To support growing demand for aluminum beverage packaging sheet in North America, we expect to commission the Bay Minette plant towards the end of this calendar year 2026. We plan to allocate approximately two-thirds of this plant's capacity to the production of beverage packaging sheet. We continue to evaluate opportunities for additional capacity expansion across regions, where local can sheet supply is insufficient to meet long-term demand growth.
We believe that long-term demand for aluminum automotive sheet will continue to grow, primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, including lower emissions and better fuel economy, while maintaining or improving vehicle safety and performance. We are also seeing increased demand for aluminum for electric vehicles, as aluminum's lighter weight can result in extended battery range.
We expect long-term demand for building and construction and other specialty products to grow due to increased customer preference for lightweight, sustainable materials, and demand for aluminum plate in Asia to grow driven by the development and expansion of industries serving aerospace, rail, and other technically demanding applications.
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
Organic Growth Investments
We believe the long-term demand trends for flat-rolled aluminum products remain strong. Through a previously announced, multi-year investment strategy to meet growing customer demand, we have recently completed several rolling debottlenecking and recycling investments. These included:

•a highly advanced automotive recycling center in Guthrie, Kentucky (U.S.) with 240 kt of casting capacity completed in fiscal 2025;
•a recycling and casting center at our UAL joint venture in South Korea, adding 100 kt of casting capacity, also completed in fiscal 2025;
•the completion in fiscal 2026 of a $50 million debottlenecking investment at our Pindamonhangaba, Brazil, plant to unlock approximately 70 kt of additional rolling capacity; and
•a $150 million debottlenecking investment to release 80 kt of finished good capacity in Logan, Kentucky, completed in fiscal 2026.
We have a few projects remaining under this investment strategy that are expected to commission in the second half of 2026. The largest of these investments is an approximately $5.0 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. We believe this new U.S. plant, expected to commission in fiscal 2027, will support strong demand for sustainable, beverage packaging and automotive aluminum sheet and advance a more circular economy.
We also are investing $90 million at our recycling center in Latchford, UK, to double its capacity to recycle used beverage cans, and $130 million at our Oswego, New York, plant to unlock 65 kt of rolling capacity. The Oswego expansion was planned to commission in fiscal 2026 but has been delayed due to recent plant fires.
Market Trends
Beverage Packaging. Beverage packaging shipments represent the largest percentage of our total rolled product shipments, and we believe demand for these products remains strong. According to management estimates, we believe demand for aluminum beverage packaging will increase at a global (excluding China) compound annual growth rate of approximately 4% from fiscal 2026 through fiscal 2031, mainly driven by sustainability trends; growth in beverage markets that increasingly use aluminum packaging; and substitution from plastic, glass, and steel.
Automotive. We believe aluminum is positioned for long-term growth driven by increased adoption of aluminum in vehicle structures and components of both traditional internal combustible engine (ICE) vehicles and electric vehicles, which utilize higher amounts of aluminum. Based on management estimates, we believe that global automotive aluminum sheet demand is set to grow at a compound annual growth rate of approximately 3-5% from fiscal 2026 to fiscal 2031.
Aerospace. Based on management estimates, we believe demand for aerospace aluminum plate and sheet is set to grow at a compound annual growth rate of approximately 4% from fiscal 2026 to fiscal 2031 driven by increased air traffic and a need for fleet modernization.
Specialties. Specialties includes diverse markets, including building and construction, commercial transportation, foil and packaging, and commercial and consumer products, and generally grow at GDP rates. These industries continue to increase aluminum adoption due to its many desirable characteristics. We believe these trends will keep demand high in the long-term, despite the near-term economic headwinds impacting demand for building and construction and some industrial products.
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

LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME for fiscal 2026, fiscal 2025, and fiscal 2024 are as follows.

				Percent Change
	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026 versus Fiscal 2025	Fiscal 2025 versus Fiscal 2024
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$2,519	$2,270	$2,337	11%	(3)%
Average cash price during period	2,772	2,526	2,202	10	15
Closing cash price as of end of period	3,585	2,519	2,270	42	11
For fiscal 2026, fiscal 2025, and fiscal 2024, the weighted average local market premium is as follows.

				Percent Change
	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026 versus Fiscal 2025	Fiscal 2025 versus Fiscal 2024
Weighted average local market premium (per metric tonne, and presented in U.S. dollars)	$895	$367	$304	144%	21%

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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and South America and Europe Duty Premium contracts in Europe, though the derivative markets for local market premiums is not as robust or efficient enough for us to engage in a hedging program similar to the LME hedging program. From time to time, we take advantage of short-term market conditions to hedge some percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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

Foreign Currency and Related Hedging Activities
We operate a global business and conduct business in various currencies around the world. We have exposure to foreign currency risk as fluctuations in foreign exchange rates impact our operating results as we translate the operating results from various functional currencies into our U.S. dollar reporting currency at current average rates. We also record foreign exchange remeasurement gains and losses when business transactions are denominated in currencies other than the functional currency of that operation. Global economic uncertainty is contributing to higher levels of volatility among the currency pairs in which we conduct business. The following table presents the exchange rates as of the end of each period and the average of the month-end exchange rates for fiscal 2026, fiscal 2025, and fiscal 2024.

	Exchange Rate as of March 31,			Average Exchange Rate
	2026	2025	2024	Fiscal 2026	Fiscal 2025	Fiscal 2024
Euro per U.S. dollar	0.868	0.926	0.926	0.861	0.932	0.922
Brazilian real per U.S. dollar	5.219	5.742	4.996	5.416	5.682	4.946
South Korean won per U.S. dollar	1,513	1,467	1,347	1,420	1,398	1,322
Canadian dollar per U.S. dollar	1.396	1.439	1.355	1.379	1.395	1.347
Swiss franc per euro	0.925	0.956	0.974	0.928	0.950	0.960
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
RESULTS OF OPERATIONS
For fiscal 2026, we reported net income attributable to our common shareholder of $15 million, a decrease of 98% compared to $683 million in fiscal 2025. Adjusted EBITDA was $1,645 million in fiscal 2026, a decrease of 9% from $1,802 million in fiscal 2025. The decrease in operational performance was primarily driven by lower shipments and unfavorable product mix related to the fires at the Oswego plant, less favorable metal benefit from lower recycled inputs compared to the prior year, and higher net tariffs. These headwinds were partially offset by higher product pricing, lower SG&A costs, and favorable foreign exchange rates. Net income attributable to our common shareholder for fiscal 2026 was further negatively impacted by recovery costs associated with the Oswego fires, net of the related insurance recoveries, restructuring charges, and Bay Minette plant start-up costs, partially offset by favorable movement in average LMP aluminum prices, and a decrease in charges associated with the Sierre flood.
Net cash used in operating activities - continuing operations was $193 million for fiscal 2026 and net cash provided by operating activities - continuing operations was $951 million for fiscal 2025, primarily driven by costs related to the September and November Oswego fires and sharply rising aluminum prices negatively impacting working capital during the current fiscal year. Adjusted free cash flow was an outflow of $2.4 billion for fiscal 2026. Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.

Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended				Fiscal Year Ended
in millions, except shipments which are in kt	June 30, 2024	September 30, 2024	December 31, 2024	March 31, 2025	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	March 31, 2026
Net sales	$4,187	$4,295	$4,080	$4,587	$17,149	$4,717	$4,744	$4,186	$4,787	$18,434
Percentage change in net sales(1)	2%	5%	4%	13%	6%	13%	10%	3%	4%	7%
Rolled product shipments:
North America	388	396	360	375	1,519	389	369	283	302	1,343
Europe	263	233	226	265	987	262	261	262	284	1,069
Asia	194	198	186	201	779	215	222	189	230	856
South America	154	162	166	164	646	156	159	170	177	662
Eliminations	(48)	(44)	(34)	(48)	(174)	(59)	(70)	(95)	(149)	(373)
Total	951	945	904	957	3,757	963	941	809	844	3,557

The following summarizes the percentage increase (decrease) in rolled product shipments versus the comparable prior period:
North America	5%	2%	(1)%	(4)%	—%	—%	(7)%	(21)%	(19)%	(12)%
Europe	5	(9)	(2)	8	1	—	12	16	7	8
Asia	10	13	6	10	10	11	12	2	14	10
South America	29	13	(6)	—	7	1	(2)	2	8	2
Total	8%	1%	(1)%	1%	2%	1%	—%	(11)%	(12)%	(5)%
______________________
(1)The percentage (decrease) or increase in net sales versus the comparable previous year period
Fiscal 2026 Compared to Fiscal 2025
Net sales were $18.4 billion for fiscal 2026, an increase of 7% from $17.1 billion in fiscal 2025, primarily due to higher average aluminum prices driven by a 10% increase in average LME prices and a 144% increase in average LMP, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $60 million.
Income before income tax provision was $16 million for fiscal 2026, a decrease of 98% from $842 million in fiscal 2025. In addition to the factors noted above, the following items affected the change in income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $15.6 billion for fiscal 2026, an increase of 8% from $14.5 billion in fiscal 2025, driven primarily by higher average aluminum prices, including both LME and LMP components. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.2 billion over fiscal 2025.
Selling, General and Administrative Expenses
SG&A was $697 million for fiscal 2026, which is in line with $695 million for fiscal 2025. The comparable annual expenses are primarily due to increased Bay Minette plant start-up costs, mostly offset by cost savings from the 2025 Efficiency Plan.
Depreciation and Amortization
Depreciation and amortization was $616 million for fiscal 2026, an increase of 7% compared to $575 million for fiscal 2025. The increase was primarily due to the commissioning of new capital expansion projects, most notably Bay Minette.

Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $265 million for fiscal 2026 compared to $275 million for fiscal 2025. The decrease is primarily due to an increase in capitalized interest largely offset by an increase in interest expense due to a higher total debt balance.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net was $3 million for fiscal 2026, compared to $7 million for fiscal 2025.
See Note 11 – Debt for further information.
Restructuring and Impairment, Net
Restructuring and impairment, net was $195 million in fiscal 2026. The increase is primarily driven by the charges of $163 million for the twelve months ended March 31, 2026 related to the 2025 Efficiency Plan.
Restructuring and impairment, net was $53 million in fiscal 2025. This is primarily due to the Company's closure of the Buckhannon, West Virginia plant in June 2024, which resulted in charges for restructuring activities of $21 million in the current period, as well as a charge of $17 million to write off previously capitalized costs.
See Note 2 – Restructuring and Impairment for further information.
Other (Income) Expenses, Net
Other expenses (income), net was an expense of $960 million for fiscal 2026 compared to an expense of $134 million for fiscal 2025. The change relates primarily to charges net of property insurance recoveries related to the September and November Oswego fires of $925 million with business interruption insurance recoveries of $12 million in the current period, property insurance recoveries net of charges related to the Sierre flood of $27 million and business interruption recoveries of $41 million in the current period compared to charges net of property insurance recoveries of $105 million and business interruption recoveries of $30 million in the prior year period. In fiscal 2026, there were unrealized losses on the change in fair value of derivative instruments, net, of $77 million in the current period compared to gains of $57 million in the prior year period, and realized losses on the change in fair value of derivative instruments, net, of $35 million in the current period compared to losses of $97 million in the prior year period.
Taxes
We recognized $1 million of income tax provision in fiscal 2026, which resulted in an effective tax rate of 6%. This rate was primarily driven by the results of operations taxed at foreign statutory rates that differ from the 25% Canadian rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; change in valuation allowances; and the availability of tax credits. We recognized $159 million of income tax provision in fiscal 2025, which resulted in an effective tax rate of 19%. This rate was primarily driven by the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances, including a $39 million benefit from the release of certain valuation allowances; and the availability of tax credits. See Note 19 – Income Taxes for further information.
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

Selected Operating Results Fiscal 2026	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$7,932	$5,272	$3,430	$2,861	$(1,061)	$18,434
Shipments (in kt):
Rolled products - third party	1,343	1,003	616	595	—	3,557
Rolled products - intersegment	—	66	240	67	(373)	—
Total rolled products	1,343	1,069	856	662	(373)	3,557
Non-rolled products	37	46	10	99	(18)	174
Total shipments	1,380	1,115	866	761	(391)	3,731

Selected Operating Results Fiscal 2025	North America	Europe	Asia	South America	Eliminations and other	Total
Net sales	$7,033	$4,606	$3,047	$2,683	$(220)	$17,149
Shipments (in kt):
Rolled products - third party	1,518	985	626	628	—	3,757
Rolled products - intersegment	1	2	153	18	(174)	—
Total rolled products	1,519	987	779	646	(174)	3,757
Non-rolled products	15	96	17	99	(12)	215
Total shipments	1,534	1,083	796	745	(186)	3,972
The following table reconciles changes in Adjusted EBITDA for fiscal 2025 to fiscal 2026 (in millions).

Changes in Adjusted EBITDA	North America	Europe	Asia	South America	Eliminations and other(1)	Total
Adjusted EBITDA - Fiscal 2025	$640	$306	$347	$504	$5	$1,802
Volume	(222)	112	78	17	(229)	(244)
Conversion premium and product mix	14	11	(73)	9	36	(3)
Conversion costs	3	(75)	(49)	(46)	190	23
Foreign exchange	3	26	12	19	—	60
Selling, general & administrative and research & development costs(2)	26	14	4	15	(2)	57
Other changes	(29)	(15)	(8)	3	(1)	(50)
Adjusted EBITDA - Fiscal 2026	$435	$379	$311	$521	$(1)	$1,645
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

North America
Net sales increased $899 million, or 13%, driven primarily by higher average LME and LMP aluminum prices, partially offset by a 12% decrease in rolled product shipments. Shipments were down in all product end markets due to the production interruptions at Oswego. Adjusted EBITDA was $435 million, a decrease of 32%, primarily driven by the impact of lower shipments and unfavorable product mix resulting from the production interruptions at Oswego, higher net tariffs, and lower metal benefit from less favorable metal input mix, partially offset by higher product pricing and lower labor costs.

Europe
Net sales increased $666 million, or 14%, driven primarily by higher average LME aluminum prices and an 8% increase in rolled product shipments driven by higher automotive shipments to support North America as a result of the production interruptions at Oswego and higher beverage packaging shipments. Adjusted EBITDA was $379 million, an increase of 24%, primarily driven by higher volume and favorable foreign exchange, partially offset by less favorable metal benefit from higher scrap pricing included in conversion costs and less favorable metal input mix.
Asia
Net sales increased $383 million, or 13%, driven primarily by higher average LME aluminum prices and a 10% increase in rolled product shipments due largely to higher beverage packaging shipments mainly to support North America demand, partially offset by lower automotive shipments. Adjusted EBITDA was $311 million, a decrease of 10%, primarily due to less favorable metal benefits from higher scrap pricing included in conversion costs and less favorable metal input mix, as well as unfavorable product mix and higher production costs, partially offset by higher volume and favorable foreign exchange.
South America
Net sales increased $178 million, or 7%, driven primarily by higher average LME aluminum prices and a 2% increase in rolled product shipments, primarily in the beverage packaging market. Adjusted EBITDA was $521 million, an increase of 3%, primarily due to higher volume, higher product pricing, and favorable foreign exchange, partially offset by less favorable product mix and less favorable metal benefit from higher scrap pricing included in conversion costs.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.8 billion of liquidity as of March 31, 2026. Our primary liquidity sources are cash flows from operations, working capital management, cash, and liquidity under our debt agreements. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, equity contributions from our common shareholder, and senior notes. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary. There can be no assurances that similar funding from equity contributions from our common shareholder will be made available in the future.
Our capital expenditures expectation for fiscal 2027 is approximately $2.1 to $2.4 billion. This includes approximately $350 million for expected maintenance spend.
Available Liquidity
Our available liquidity as of March 31, 2026 and 2025 is as follows.

	March 31,
in millions	2026	2025
Cash and cash equivalents	$1,254	$1,036
Availability under committed credit facilities	1,502	1,739
Total available liquidity	$2,756	$2,775

The decrease in total available liquidity is primarily due to a decrease in the availability under committed credit facilities, which is primarily driven by a higher outstanding balance on the ABL Revolver compared to the prior year, partially offset by an increase in our cash and cash equivalents. See Note 11 – Debt for more details on our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of March 31, 2026, we held $4 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of March 31, 2026, we held $471 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of March 31, 2026, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.

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
Debt
As of March 31, 2026, we had an aggregate principal amount of debt, excluding finance leases, of $7.9 billion, with $1.4 billion due within 12 months. In addition, we are obligated to make periodic interest payments at fixed and variable rates, depending on the terms of the applicable debt agreements. Based on applicable interest rates and scheduled debt maturities as of March 31, 2026, our total interest obligation on long-term debt totaled an estimated $2.5 billion, with $339 million payable within 12 months. Actual future interest payments may differ from these amounts based on changes in floating interest rates or other factors or events. Excluded from these amounts are interest related to finance lease obligations, the amortization of debt issuance costs, and other costs related to indebtedness. See Note 11 – Debt to our accompanying consolidated financial statements for more information about our debt arrangements.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating lease arrangements and certain office space under finance lease arrangements. As of March 31, 2026, we had aggregate finance lease obligations of $35 million, with $9 million due within 12 months. This includes both principal and interest components of future minimum finance lease payments. Excluded from these amounts are insurance, taxes, and maintenance associated with the property. As of March 31, 2026, we had aggregate operating lease obligations of $138 million, with $27 million due within 12 months. This includes the minimum lease payments for non-cancelable leases for property and equipment used in our operations. Excluded from these amounts are insurance, taxes, and maintenance associated with the properties and equipment as well as future minimum lease payments related to operating leases signed but not yet commenced. We do not have any operating leases with contingent rents. See Note 9 – Leases to our accompanying consolidated financial statements for further discussion of our operating and finance leases.
Postretirement Benefit Plans
Obligations for postretirement benefit plans are estimated based on actuarial estimates using benefit assumptions for, among other factors, discount rates, rates of compensation increases, and health care cost trends. As of March 31, 2026, payments for pension plan benefits and other post-employment benefits estimated through 2036 were $1.2 billion, with $114 million due within 12 months. See Note 13 – Postretirement Benefit Plans to our accompanying consolidated financial statements for further discussion.
Purchase Obligations and Other
Purchase obligations include agreements to purchase goods (including raw materials and capital expenditures) and services that are enforceable and legally binding on us and that specify all significant terms. Some of our raw material purchase contracts have minimum annual volume requirements. In these cases, we estimate our future purchase obligations using annual minimum volumes and costs per unit that are in effect as of March 31, 2026. As of March 31, 2026, we had aggregate purchase obligations of $17.2 billion, with $7.6 billion due within 12 months.
Due to volatility in the cost of our raw materials, actual amounts paid in the future may differ from these amounts. Excluded from these amounts are the impact of any derivative instruments and any early contract termination fees, such as those typically present in energy contracts. Purchase obligations do not include contracts that can be cancelled without significant penalty.
The future cash flow commitments we may have related to derivative contracts are excluded from the figures above as these are fair value measurements determined at an interim date within the contractual term of the arrangement and, accordingly, do not represent the ultimate contractual obligation (which could ultimately become a receivable). As a result, the timing and amount of the ultimate future cash flows related to our derivative contracts, including the $830 million of derivative liabilities recorded on our balance sheet as of March 31, 2026, are uncertain. In addition, stock compensation is excluded from the above figures as it is a fair value measurement determined at an interim date and is not considered a contractual obligation. Furthermore, due to the difficulty in determining the timing of settlements, the above figures also exclude $74 million of uncertain tax positions. See Note 19 – Income Taxes to our accompanying consolidated financial statements for more information.

There are no additional material off-balance sheet arrangements.
Cash Flow Summary

				Change
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026 versus Fiscal 2025	Fiscal 2025 versus Fiscal 2024
Net cash (used in) provided by operating activities	$(193)	$951	$1,315	$(1,144)	$(364)
Net cash used in investing activities	(2,164)	(1,690)	(1,388)	(474)	(302)
Net cash provided by (used in) financing activities	2,566	472	(98)	2,094	570

Operating Activities
The decrease in net cash (used in) provided by operating activities is primarily driven by the September and November Oswego fires, and sharply rising aluminum prices during the current fiscal year impacting working capital.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table shows adjusted free cash flow for fiscal 2026, fiscal 2025, and fiscal 2024, and the change between periods, as well as the ending balances of cash and cash equivalents.

				Change
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026 versus Fiscal 2025	Fiscal 2025 versus Fiscal 2024
Net cash (used in) provided by operating activities - continuing operations	$(193)	$951	$1,315	$(1,144)	$(364)
Net cash used in investing activities - continuing operations	(2,164)	(1,690)	(1,388)	(474)	(302)
Plus: Cash used in the acquisition of business and other investments	—	2	—	(2)	2
Less: Proceeds from sales of assets and business, net of transactions fees, cash income taxes	(20)	—	(2)	(20)	2
Adjusted free cash flow	$(2,377)	$(737)	$(75)	$(1,640)	$(662)
Cash and cash equivalents	$1,254	$1,036	$1,309	$218	$(273)

Investing Activities
The change in net cash used in investing activities over the prior fiscal year primarily relates to higher capital expenditures of $2,343 million in fiscal 2026 compared to $1,689 million in fiscal 2025.

Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during fiscal 2026 and 2025.

in millions	Fiscal 2026
Short-term borrowings in Brazil	$200
Short-term borrowings in China	13
China Loan, due January 2029	26
Series 2025A Bonds, due June 2032	400
Series 2025B Bonds, due June 2032	100
Series 2026A Bonds, due June 2033	225
6.375% Senior Notes, due August 2033	750
Floating rate Term Loans, due March 2032	65
Proceeds from issuance of long-term and short-term borrowings	$1,779

in millions	Fiscal 2025
6.875% Senior Notes, due January 2030	$750
Sierre Loan, due October 2027	112
Short-term borrowings in Brazil	100
Floating rate Term Loans, due March 2032	1,250
China Loan, due September 2027	14
China Loan, due November 2027	21
China loan, due December 2027	21
Proceeds from issuance of long-term and short-term borrowings	$2,268

The following represents principal payments of long-term and short-term borrowings during fiscal 2026 and 2025.

in millions	Fiscal 2026
Floating rate Term Loans, due March 2032	$(78)
China Bank Loans, due August 2027	(15)
3.25% Senior Notes, due November 2026	(738)
Finance leases and other repayments	(5)
Principal payments of long-term and short-term borrowings	$(836)

in millions	Fiscal 2025
Short-term borrowings in Brazil	$(150)
Floating rate Term Loans, due September 2026	(746)
Floating rate Term Loans, due March 2028	(485)
China Bank Loans, due August 2027	(11)
Finance leases and other repayments	(9)
Principal payments of long-term and short-term borrowings	$(1,401)

The following represents inflows (outflows) from revolving credit facilities and other, net during fiscal 2026 and 2025.

in millions	Fiscal 2026
ABL Revolver	$752
China credit facility	(14)
Korea credit facility	(1)
Revolving credit facilities and other, net	$737

in millions	Fiscal 2025
ABL Revolver	$(328)
China credit facility	(33)
Revolving credit facilities and other, net	$(361)

In addition to the activities shown in the tables above, we paid $29 million during fiscal 2026 in debt issuance costs, primarily related to the issuance of the 6.375% Senior Notes due August 2033, the Series 2025A and Series 2025B due June 2032, and the Series 2026A Bonds, due June 2033. We paid $34 million in debt issuance costs during fiscal 2025, primarily related to the issuance of the 6.875% Senior Notes due 2030 and the Term Loan Facility due March 2032. We paid a return of capital to our common shareholder in the amount of $35 million during fiscal 2026. Further, to help fund our ongoing capital projects, we received equity contributions from our common shareholder in the amounts of $750 million and $200 million, in December 2025 and February 2026, respectively.
In September 2025, Novelis amended the Term Loan Facility and the amendment was accounted for as a partial extinguishment of the Term Loan Facility, whereby $65 million was deemed an extinguishment and $1.18 billion was deemed a modification of debt.
In February 2026, Novelis amended the ABL Revolver to increase the maximum revolving amount by $500 million to $2.5 billion. All other material terms of the ABL Revolver remained unchanged as a result of this amendment.
Non-Guarantor Information
As of March 31, 2026, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Consolidated net sales represented by net sales to third parties by non-guarantor subsidiaries (for fiscal 2026)	21%
Consolidated Adjusted EBITDA represented by the non-guarantor subsidiaries (for fiscal 2026)	14
Consolidated assets are owned by non-guarantor subsidiaries (as of March 31, 2026)	11
In addition, for fiscal 2026 and fiscal 2025, the Company's subsidiaries that are not guarantors had net sales of $4.4 billion and $4.0 billion, respectively, and, as of March 31, 2026, those subsidiaries had assets of $3.0 billion and debt and other liabilities of $1.8 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure Adjusted Free Cash Flow. We expect annual maintenance capital expenditures to be between $300 million to $350 million. We believe the long-term trends for flat-rolled aluminum products remain strong. To capture this demand, in fiscal 2023 we began a multi-billion dollar strategic capital investment period to increase rolling and recycling capacity and capabilities across regions. The largest of these projects is the approximately $5 billion greenfield rolling and recycling plant in Bay Minette, Alabama, that is expected to begin commissioning in the second half of calendar year 2026. Our goal has been to keep our net leverage ratio at or around 3.5x during our strategic capital investment cycle underway, but tariff cost pressures and Oswego fire-related impacts in Adjusted EBITDA will cause net leverage to go above this target in the near-term. In fiscal 2026, we received approximately $950 million of equity contributions from our common shareholder to help fund our capital projects. Our framework also guides approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors and were $35 million and $100 million in fiscal 2026 and 2024, respectively, with no such payments made in fiscal 2025. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.

ENVIRONMENT, HEALTH AND SAFETY
We strive to be a leader in environment, health and safety standards. Our environment, health and safety system is aligned with ISO 14001, an international environmental management standard, and ISO 45001, international occupational health and safety management standards. As of March 31, 2026 and 2025, 24 and 25 of our facilities were ISO 45001 certified, respectively. As of March 31, 2026 and 2025, 28 and 29 of our facilities were ISO14001 certified, respectively. In addition as of March 31, 2026 and 2025, 28 and 29 of our facilities were certified to one of the following quality standards: ISO 9001, TS 16949, IATF 16949, respectively.
Our expenditures for environmental protection (including estimated and probable environmental remediation costs as well as general environmental protection costs at our facilities) and the betterment of working conditions in our facilities were $22 million during fiscal 2026, of which $20 million was expensed and $2 million was capitalized. We expect that these expenditures will be approximately $21 million in fiscal 2027, of which we estimate $19 million will be expensed and $2 million will be capitalized. Generally, expenses for environmental protection are recorded in cost of goods sold (exclusive of depreciation and amortization). However, significant remediation costs that are not associated with on-going operations are recorded in restructuring and impairment, net.
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

in millions	As of March 31, 2026
North America	$660
Europe	237
Asia	41
South America	141
Goodwill	$1,079
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
During the second quarter of fiscal 2026, we identified a triggering event that indicated it was more likely than not that the carrying value of the North America reporting unit exceeded its fair value. The triggering event was due to revised estimated total project capital costs associated with the commissioning of the Bay Minette plant. Management also assessed whether the impacts of the Oswego fires were a triggering event during the year and determined that they were not. An impairment test was performed as of September 30, 2025. For the interim impairment test, as well as the annual impairment test, we performed the one-step quantitative impairment test, where we compared the fair value of each reporting unit to its carrying amount, and if the quantitative test indicates that the carrying value of a reporting unit exceeds the fair value, such excess is to be recorded as an impairment. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approaches. The approach to determining fair value for all reporting units is consistent given the similarity of our operations in each region.

Under the income approach, the fair value of each reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including sales volumes, conversion premiums, discount rate, and Adjusted EBITDA per tonne. We estimate future cash flows for each of our reporting units based on our projections for the respective reporting unit. These projected cash flows are discounted to the present value using a weighted average cost of capital (discount rate). The discount rate is commensurate with the risk inherent in the projected cash flows and reflects the rate of return required by an investor in the current economic conditions. For our annual impairment test, we used a discount rate of 9.79% for all reporting units. An increase or decrease of 0.25% in the discount rate would have impacted the estimated fair value of each reporting unit by approximately $95 million-$442 million, depending on the relative size of the reporting unit. The projections are based on both past performance and the expectations of future performance and assumptions used in our current operating plan. We use specific sales volume and conversion premium assumptions for each reporting unit based on history and economic conditions.
Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses and is dependent on the significant management assumption for the selection of multiples.

As a result of our interim and annual goodwill impairment test for fiscal 2026, no goodwill impairment was identified. The fair values of the reporting units exceeded their respective carrying amounts as of September 30, 2025, by 26% for North America, and as of March 31, 2026 by 17% for North America, by 104% for Europe, by 196% for Asia, and by 356% for South America.
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
The most significant assumption used to calculate pension and other postretirement obligations is the discount rate used to determine the present value of benefits. The discount rate is based on spot rate yield curves and individual bond matching models for pension and other postretirement plans in Canada, the U.S., the U.K., and other eurozone countries, and on published long-term high quality corporate bond indices in other countries with adjustments made to the index rates based on the duration of the plans' obligations for each country, at the end of each fiscal year. This bond matching approach matches the bond yields with the year-to-year cash flow projections from the actuarial valuation to determine a discount rate that more accurately reflects the timing of the expected payments. The weighted average discount rate used to determine the pension benefit obligation was 4.6%, 4.5%, and 4.4% and other postretirement benefit obligation was 6.0%, 5.8% and 5.7% as of March 31, 2026, 2025, and 2024, respectively. The weighted average discount rate used to determine the net periodic benefit cost is the rate used to determine the benefit obligation at the end of the previous fiscal year.
As of March 31, 2026, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $89 million in the pension and other postretirement obligations and in a pre-tax decrease of $6 million in the net periodic benefit cost in the following year. A decrease in the discount rate of 0.5% as of March 31, 2026, assuming inflation remains unchanged, would result in an increase of $98 million in the pension and other postretirement obligations and in a pre-tax increase of $3 million in the net periodic benefit cost in the following year.
The long term expected return on plan assets is based upon historical experience, expected future performance as well as current and projected investment portfolio diversification. The weighted average expected return on plan assets was 6.5% for 2026, 6.3% for 2025, and 6.1% for 2024. The expected return on assets is a long-term assumption whose accuracy can only be measured over a long period based on past experience. A variation in the expected return on assets of 0.5% as of March 31, 2026 would result in a pre-tax variation of approximately $6 million in the net periodic benefit cost in the following year.

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
We considered all available evidence, both positive and negative, in determining the appropriate amount of the valuation allowance against our deferred tax assets as of March 31, 2026. In evaluating the need for a valuation allowance, we consider all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as any other available and relevant information. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period and potential income from prudent and feasible tax planning strategies. Negative evidence includes items such as cumulative losses, projections of future losses, and carryforward periods that are not long enough to allow for the utilization of the deferred tax asset based on existing projections of income. In certain jurisdictions, deferred tax assets related to loss carryforwards and other temporary differences exist without a valuation allowance where in our judgment the weight of the positive evidence more than offsets the negative evidence.
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
As of March 31, 2026, the Company concluded that valuation allowances totaling $581 million were still required against its deferred tax assets comprised of the following:
•$359 million of the valuation allowance relates to loss carryforwards in Canada and certain foreign jurisdictions, including $73 million related to loss carryforwards in U.S. states;
•$91 million relates to New York tax credit carryforwards;
•$7 million relates to tax credit carryforwards in Canada; and
•$123 million of the valuation allowance relates to other deferred tax assets originating from temporary differences in Canada and certain foreign jurisdictions.
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
Through March 31, 2026, the Company recognized deferred tax assets related to loss carryforwards and other temporary items of approximately $948 million. The Company determined that existing taxable temporary differences will reverse within the same period and jurisdiction and are of the same character as the deductible temporary items generating sufficient taxable income to support realization of $453 million of these deferred tax assets. Realization of the remaining $495 million of deferred tax assets is dependent on our ability to earn pre-tax income aggregating approximately $2.0 billion in those jurisdictions to realize those deferred tax assets. The realization of our deferred tax assets is not dependent on tax planning strategies.
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

Beginning in the first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette plant. The Bay Minette plant is the first fully integrated aluminum mill built in the U.S. in over 40 years and is expected to have an annual rolled aluminum production capacity of 600 kt once completed and at normal production capacity. As a result, non-capitalizable start-up costs will have a significant impact on the comparability of reported Adjusted EBITDA during the period of commissioning, pre-production, and production ramp-up. Given the nature of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to commission and ramp up production at the new plant. Excluding such start-up costs maintains comparability of Adjusted EBITDA among periods, which is useful to investors and reflects how management evaluates the Company’s operating performance. The Company will cease excluding such start-up costs from its Adjusted EBITDA once normal production capacity is achieved at the Bay Minette plant.
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
By their nature, all derivative financial instruments involve risk, including the credit risk of non-performance by counterparties. All derivative contracts are executed with counterparties that, in our judgment, are creditworthy. Our maximum potential loss may exceed the amount recognized in the accompanying March 31, 2026 consolidated balance sheet.

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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2026, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

$ in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(379)
Copper	(10)	(3)
Zinc	(10)	(1)
Local market premiums - European Premium Duty Paid	10	(6)
Local market premiums - Midwest Premium	10	(28)
Energy
We use several sources of energy in the manufacturing and delivery of our aluminum rolled products. For fiscal 2026, natural gas and electricity represented approximately 98% of our energy consumption by cost. We also use fuel oil and transport fuel. The majority of energy usage occurs at our casting centers and during the hot rolling of aluminum.
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

Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2026, given a 10% decline in spot prices for energy contracts.

$ in millions	Change in Price	Change in Fair Value
Natural Gas	(10)	$(3)
Diesel Fuel	(10)	(5)
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
Sensitivities
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of March 31, 2026, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(20)
Euro	(10)	(59)
Korean won	(10)	(65)
Canadian dollar	(10)	(3)
British pound	(10)	(37)
Swiss franc	(10)	(38)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of March 31, 2026, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $10 million. See Note 11 – Debt to our accompanying consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of March 31, 2026, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 15 – Financial Instruments and Commodity Contracts to our accompanying consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of March 31, 2026, would have an estimated potential negative effect on the contracts' fair value of approximately $1 million.

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
Management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control — Integrated Framework (2013)." Based on its assessment, management has concluded that, as of March 31, 2026, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of the Company's internal control over financial reporting as of March 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Steven Fisher
Steven Fisher
President and Chief Executive Officer
May 19, 2026

/s/ Devinder Ahuja
Devinder Ahuja
Executive Vice President and Chief Financial Officer
May 19, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of Novelis Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Novelis Inc. and its subsidiaries (the "Company") as of March 31, 2026 and 2025, and the related consolidated statements of operations, comprehensive income (loss), shareholder's equity, and cash flows for each of the three years in the period ended March 31, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim and Annual Goodwill Impairment Assessments – North America Reporting Unit
As described in Notes 1 and 6 to the consolidated financial statements, the Company's consolidated goodwill balance was $1,079 million as of March 31, 2026, and the goodwill associated with the North America reporting unit was $660 million. Management tests for impairment at least annually as of the last day of each fiscal year, unless a triggering event occurs that would require an interim impairment assessment. In performing the goodwill impairment test, management has the option to first assess qualitative factors to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount, or management may proceed directly to the one-step quantitative impairment test. During the second quarter of fiscal 2026, management identified a triggering event that indicated it was more likely than not that the carrying value of the North America reporting unit exceeded its fair value. An impairment test was performed as of September 30, 2025. As disclosed by management, for the interim impairment test, as well as the annual impairment test, management performed the one-step quantitative impairment test and compared the fair value of each reporting unit to its carrying amount. If the quantitative test indicates the carrying value of a reporting unit exceeds the fair value, the excess is to be recorded as an impairment. Management's estimate of the fair value for each reporting unit is based on a weighted average of the value indication from the income and market approaches. Under the income approach, the fair value of each reporting unit is dependent on management's assumptions including sales volumes, conversion premiums, discount rate, and Adjusted EBITDA per tonne. Under the market approach, the fair value of each reporting unit is determined based upon comparisons to public companies engaged in similar businesses and is dependent on management's assumption for the selection of multiples. As a result of the interim and annual goodwill impairment test for fiscal 2026, no goodwill impairment was identified by management.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the North America reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the North America reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to sales volumes, conversion premiums, and the discount rate used in the income approach for the interim and annual impairment assessments, Adjusted EBITDA per tonne used in the income approach for the annual impairment assessment, and multiples used in the market approach for the interim and annual impairment assessments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's interim and annual goodwill impairment assessments, including controls over the valuation of the North America reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value estimates of the North America reporting unit; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales volumes, conversion premiums, and the discount rate used in the income approach for the interim and annual impairment assessments, Adjusted EBITDA per tonne used in the income approach for the annual impairment assessment, and multiples used in the market approach for the interim and annual impairment assessments. Evaluating management's assumptions related to sales volumes, conversion premiums, and Adjusted EBITDA per tonne involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the North America reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate and multiples assumptions.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
May 19, 2026
We have served as the Company's auditor since 2006.

Novelis Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

in millions, except earnings per share and number of shares	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net sales	$18,434	$17,149	$16,210
Cost of goods sold (exclusive of depreciation and amortization)	15,587	14,469	13,704
Selling, general and administrative expenses	697	695	717
Depreciation and amortization	616	575	554
Interest expense and amortization of debt issuance costs	265	275	298
Research and development expenses	93	102	98
Loss on extinguishment of debt, net	3	7	5
Restructuring and impairment, net	195	53	42
Equity in net loss (income) of non-consolidated affiliates	2	(3)	(4)
Other expenses (income), net	960	134	(22)
	18,418	16,307	15,392
Income before income tax provision	16	842	818
Income tax provision	1	159	218
Net income	15	683	600
Net income attributable to our common shareholder	$15	$683	$600
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net income	$15	$683	$600
Other comprehensive income (loss):
Currency translation adjustment	113	(38)	(47)
Net change in fair value of effective portion of cash flow hedges	(552)	106	(79)
Net change in pension and other benefits	44	(19)	(54)
Other comprehensive (loss) income before income tax effect	(395)	49	(180)
Income tax (benefit) provision related to items of other comprehensive income	(134)	27	(36)
Other comprehensive (loss) income, net of tax	(261)	22	(144)
Comprehensive (loss) income	(246)	705	456
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	2	(1)	(1)
Comprehensive (loss) income attributable to our common shareholder	$(248)	$706	$457
_________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,
in millions, except number of shares	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$1,036
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of March 31, 2026, and March 31, 2025)	2,538	2,073
— related parties	197	136
Inventories	4,401	3,054
Prepaid expenses and other current assets	354	234
Fair value of derivative instruments	234	176
Assets held for sale	15	6
Total current assets	8,993	6,715
Property, plant and equipment, net	8,811	6,851
Goodwill	1,079	1,074
Intangible assets, net	442	509
Investment in and advances to non–consolidated affiliates	961	912
Deferred income tax assets	359	188
Other long–term assets
— third parties	295	263
— related parties	6	3
Total assets	$20,946	$16,515

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long–term debt	$54	$32
Short–term borrowings	1,305	348
Accounts payable
— third parties	4,985	3,687
— related parties	334	275
Fair value of derivative instruments	824	106
Accrued expenses and other current liabilities	780	666
Total current liabilities	8,282	5,114
Long–term debt, net of current portion	6,551	5,773
Deferred income tax liabilities	139	295
Accrued postretirement benefits	485	534
Other long–term liabilities	305	284
Total liabilities	15,762	12,000
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 606,333,333 and 600,000,000 shares issued and outstanding as of March 31, 2026 and March 31, 2025, respectively	—	—
Additional paid–in capital	2,023	1,108
Retained earnings	3,770	3,755
Accumulated other comprehensive loss	(621)	(358)
Total equity of our common shareholder	5,172	4,505
Noncontrolling interests	12	10
Total equity	5,184	4,515
Total liabilities and equity	$20,946	$16,515
_________________________
See accompanying notes to the consolidated financial statements. Refer to Note 7 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
OPERATING ACTIVITIES
Net income	$15	$683	$600
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	$616	$575	$554
Loss (gain) on unrealized derivatives and other realized derivatives in investing activities, net	87	(44)	40
Gain on sale of business	(7)	—	—
(Gain) loss on sale or disposal of assets, net	(5)	4	6
Non-cash restructuring and impairment charges	92	34	28
Loss on extinguishment of debt, net	3	7	5
Deferred income taxes	(193)	(27)	20
Equity in net loss (income) of non-consolidated affiliates	2	(3)	(4)
Loss (gain) on foreign exchange remeasurement of debt	17	(2)	2
Amortization of debt issuance costs and carrying value adjustments	15	13	12
Non-cash charges related to Sierre flooding	—	42	—
Non-cash charges related to Oswego fires	36	—	—
Other, net	3	3	3
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(542)	(330)	(25)
Inventories	(1,300)	(579)	185
Accounts payable	1,150	705	(119)
Other assets	(287)	(88)	42
Other liabilities	105	(42)	(34)
Net cash (used in) provided by operating activities	$(193)	$951	$1,315

INVESTING ACTIVITIES
Capital expenditures	$(2,343)	$(1,689)	$(1,358)
Acquisition of business and other investments	—	(2)	—
Proceeds from sales of assets, third party	14	—	—
Proceeds from the sale of a business	6	—	2
Proceeds (outflows) from investment in and advances to non-consolidated affiliates, net	7	(22)	(36)
Outflows from settlement of derivative instruments, net	(11)	(14)	(10)
Proceeds from insurance claims	145	25	—
Other	18	12	14
Net cash used in investing activities	$(2,164)	$(1,690)	$(1,388)

FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$1,779	$2,268	$749
Principal payments of long-term and short-term borrowings	(836)	(1,401)	(736)
Revolving credit facilities and other, net	737	(361)	(8)
Debt issuance costs	(29)	(34)	(3)
Proceeds from equity contribution from our common shareholder	950	—	—
Return of capital to our common shareholder	(35)	—	(100)
Net cash provided by (used in) financing activities	$2,566	$472	$(98)
Net increase (decrease) in cash and cash equivalents and restricted cash	$209	$(267)	$(171)
Effect of exchange rate changes on cash	11	(14)	(18)
Cash, cash equivalents and restricted cash — beginning of period	1,041	1,322	1,511
Cash, cash equivalents and restricted cash — end of period	$1,261	$1,041	$1,322

Cash and cash equivalents	$1,254	$1,036	$1,309
Restricted cash (included in other long–term assets)	7	5	13
Cash, cash equivalents and restricted cash — end of period	$1,261	$1,041	$1,322

Supplemental Disclosures:
Interest paid	$242	$247	$279
Income taxes paid	180	250	173
Accrued capital expenditures as of March 31	439	250	211
________________________
See accompanying notes to the consolidated financial statements.

Novelis Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Equity of our Common Shareholder
	Common Stock
in millions, except number of shares	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of March 31, 2023	600,000,000	$—	$1,208	$2,472	$(238)	$12	$3,454
Net income attributable to our common shareholder	—	—	—	600	—	—	600
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	(47)	—	(47)
Change in fair value of effective portion of hedges, net of tax benefit of $22, included in other comprehensive (loss) income	—	—	—	—	(57)	—	(57)
Change in pension and other benefits, net of tax benefit of $14, included in other comprehensive (loss) income	—	—	—	—	(39)	(1)	(40)
Return of capital to our common shareholder	—	—	(100)	—	—	—	(100)
Balance as of March 31, 2024	600,000,000	—	1,108	3,072	(381)	11	3,810
Net income attributable to our common shareholder	—	—	—	683	—	—	683
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	(38)	—	(38)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $28, included in other comprehensive (loss) income	—	—	—	—	78	—	78
Change in pension and other benefits, net of tax benefit of $1, included in other comprehensive (loss) income	—	—	—	—	(17)	(1)	(18)
Balance as of March 31, 2025	600,000,000	—	1,108	3,755	(358)	10	4,515
Net income attributable to our common shareholder	—	—	—	15	—	—	15
Currency translation adjustment, included in other comprehensive (loss) income	—	—	—	—	113	—	113
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $145, included in other comprehensive (loss) income	—	—	—	—	(407)	—	(407)
Change in pension and other benefits, net of tax provision of $11, included in other comprehensive (loss) income	—	—	—	—	31	2	33
Equity contribution from our common shareholder	6,333,333	—	950	—	—	—	950
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of March 31, 2026	606,333,333	$—	$2,023	$3,770	$(621)	$12	$5,184
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
Organization and Description of Business
We produce aluminum sheet, plate, and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of March 31, 2026, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as used-beverage cans, and post-industrial aluminum, such as class scrap.
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
We use the equity method to account for our investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies. Consolidated net income attributable to our common shareholder includes our share of net income (loss) of these entities. The difference between consolidation and the equity method impacts certain of our financial ratios because of the presentation of the detailed line items reported in the consolidated financial statements for consolidated entities, compared to a two-line presentation of investment in and advances to non–consolidated affiliates and equity in net loss (income) of non-consolidated affiliates.
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
Risks & Uncertainties resulting from Inflation and Geopolitical Instability
While recent trends show some moderation, inflation and elevated interest rates could negatively impact net income and demand in some specialty end-markets, such as building and construction, which is more sensitive to inflation and interest rates. Developments that contribute to geopolitical instability, such as the military conflict between Russia and Ukraine, the attacks on shipping vessels in the Red Sea and the Persian Gulf, and the conflict in Iran, the Gaza strip and the surrounding region, as well as any related international response, may exacerbate inflationary pressures, including causing increases in raw material prices as well as fuel and other energy costs, and may cause reduced manufacturing and industrial demand. Additionally, tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, could undermine demand for aluminum and increase costs for Novelis.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographic markets
We are, and will continue to be, subject to financial, political, economic, and business risks in connection with our global operations. We have made investments and carry on production activities in various emerging markets, including China, Brazil, and South Korea, and we market our products in these countries, as well as certain other countries in Asia, Africa, South America, and the Middle East. In addition to the business risks inherent in developing and servicing new markets, economic conditions may be more volatile, legal and regulatory systems may be less developed and predictable, and the possibility of various types of adverse governmental action may be more pronounced. In addition, inflation, fluctuations in currency and interest rates, competitive factors, civil unrest, and labor problems could affect our revenues, expenses, and results of operations. Our operations could also be adversely affected by acts of war, terrorism, or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation, changes in fiscal regimes, and increased government regulation in the countries in which we operate or service customers. Unexpected or uncontrollable events or circumstances in any of these markets could have a material adverse effect on our financial position, results of operations, and cash flows.
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
Certain of our contracts contain take-or-pay clauses which allow us to recover an agreed upon penalty if a buyer does not purchase contractual minimums as defined in the underlying contract within a set timeframe, which is generally within one year. Additionally, certain of our contracts may contain incentive payments to our customers that are deferred and amortized as a reduction to the amount of revenue recorded on a straight-line basis over the term of these contracts. During fiscal 2026, 2025, and 2024, amounts recognized in net sales associated with these customer contractual obligations were not material.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The ranges of estimated useful lives follow.

Range in Years
Buildings	10 to 40
Leasehold improvements	7 to 20
Machinery and equipment	2 to 25
Furniture, fixtures and equipment	3 to 10
Equipment under finance lease obligations	5 to 15
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
During the second quarter of fiscal 2026, we identified a triggering event that indicated it was more likely than not that the carrying value of the North America reporting unit exceeded its fair value. The triggering event was due to revised estimated total project capital costs associated with the commissioning of the Bay Minette plant. Management also assessed whether the impacts of the Oswego fires were a triggering event during the year and determined that they were not. An impairment test was performed as of September 30, 2025. No goodwill impairment was identified for fiscal 2026, fiscal 2025, or fiscal 2024. See Note 6 – Goodwill and Intangible Assets for further discussion.
We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to sales volumes, conversion premiums, discount rate, and Adjusted EBITDA per tonne, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. For purposes of our quantitative analysis, our estimate of fair value for each reporting unit as of the testing date is based on a weighted average of the value indication from income and market approach. If the carrying amount of a reporting unit's goodwill exceeds its estimated fair value, we would recognize an impairment charge in an amount equal to that excess in our consolidated statements of operations. During our analysis for fiscal 2026, fiscal 2025, and fiscal 2024, the estimated fair value of each of our reporting units exceeded the carrying amount of the reporting unit.
When a business within a reporting unit is disposed of, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Long-Lived Assets and Other Intangible Assets
We amortize the cost of intangible assets over their respective estimated useful lives to their estimated residual value. See Note 6 – Goodwill and Intangible Assets for further discussion.
We assess the recoverability of long-lived assets (excluding goodwill) and finite-lived intangible assets, whenever events or changes in circumstances indicate that we may not be able to recover the asset's carrying amount. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of the asset (groups) to the expected, undiscounted future net cash flows to be generated by that asset (groups), or, for identifiable intangible assets, by determining whether the amortization of the intangible asset balance over its remaining life can be recovered through undiscounted future cash flows. The amount of impairment of identifiable intangible assets is based on the present value of estimated future cash flows. We measure the amount of impairment of other long-lived assets and intangible assets (excluding goodwill) as the amount by which the carrying value of the asset exceeds the fair value of the asset, which is generally determined as the present value of estimated future cash flows or as the appraised value. Additionally, we reevaluate the useful lives of long-lived assets (excluding goodwill), at plants impacted by restructuring activities, which may result in accelerated depreciation. Impairments or accelerated depreciation of long-lived assets and intangible assets are included in restructuring and impairment, net in the consolidated statement of operations. See Note 2 – Restructuring and Impairment for further discussions.

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
Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. As of March 31, 2026 and March 31, 2025, the Company had assets held for sale of $15 million and $6 million, respectively.
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
We account for our pensions and other postretirement benefits in accordance with ASC 715, Compensation — Retirement Benefits ("ASC 715"). We recognize the funded status of our benefit plans as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive loss in shareholder's equity. The funded status is calculated as the difference between the fair value of plan assets and the benefit obligation. For fiscal 2026 and fiscal 2025, we used March 31 as the measurement date.
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
On March 31, 2026, and March 31, 2025, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the consolidated balance sheets were $1.3 billion and $850 million, respectively.

Fiscal 2026
Confirmed obligations outstanding at the beginning of the year	$850
Invoices confirmed during the year	3,248
Confirmed invoices paid during the year	(2,851)
Currency impact	15
Confirmed obligations outstanding at the end of the year	$1,262

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
On February 18, 2026, the Company issued 1,333,333 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary, AV Minerals (Netherlands) N.V., purchased 1,333,333 shares for $200 million at a price of $150 per share. This transaction caused no changes in the Company’s ownership structure, as all of the Company’s common shares continue to be held indirectly by Hindalco. The proceeds from this equity contribution were used to support ongoing capital projects.
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU expands disclosures in an entity's income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. This ASU is effective for fiscal years beginning after December 15, 2024. We adopted this ASU effective April 1, 2025, for annual reporting and applied the amendments prospectively. The adoption of this guidance resulted in enhanced disclosures regarding income taxes in Note 19 – Income Taxes.
We did not adopt any other new accounting pronouncements during fiscal 2026, fiscal 2025, or fiscal 2024 that had a material impact on our consolidated financial condition, results of operations, or cash flows.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which modernizes the accounting framework for internal-use software. The update eliminates the prior model based on defined development stages and introduces a principles-based approach that focuses on management’s commitment and the likelihood of project completion. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted. The Company assessed this amendment and determined it does not have a material impact on its consolidated financial statements.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment, net includes restructuring costs, impairments or accelerated depreciation of certain long-lived assets, and other related expenses or reversal of expenses. As of March 31, 2026, $43 million of restructuring liability is included in accrued expenses and other current liabilities, while the remainder is within other long–term liabilities in our accompanying consolidated balance sheet.

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2023	$10	$1	$—	$7	$—	$18
Restructuring and impairment expenses, net(1)	35	2	—	5	—	42
Cash payments	(4)	(1)	—	(4)	—	(9)
Other(2)	(25)	—	—	(2)	—	(27)
Restructuring liability balance as of March 31, 2024	$16	$2	$—	$6	$—	$24
Restructuring and impairment expenses, net	30	1	17	3	2	53
Cash payments	(9)	(2)	—	(2)	—	(13)
Other(2)	(17)	—	(17)	(1)	(1)	(36)
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net	87	31	43	2	32	195
Cash payments	(31)	(9)	(2)	(2)	(23)	(67)
Other(2)	(53)	3	(40)	1	(3)	(92)
Restructuring liability balance as of March 31, 2026	$23	$26	$1	$7	$7	$64
_________________________
(1)Restructuring and impairment expenses, net for fiscal 2024 primarily relate to the shutdown of our Clayton plant in North America.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. Other non-cash expenses recorded within restructuring and impairment expenses, net in fiscal 2026, 2025 and fiscal 2024 consisted of impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses of $92 million, $34 million and $28 million, respectively.
Restructuring and impairment expenses, net for fiscal 2026 of $195 million consist of $104 million in accelerated depreciation charges and $91 million in employee-related and other restructuring expenses, net of pension curtailment and settlement gains. Accelerated depreciation charges in addition to those incurred under the 2025 Efficiency Plan discussed below, include $17 million of accelerated depreciation charges related to a fire at our Greensboro plant.
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
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Charges recognized in fiscal 2026
Employee-related expenses	$15	$29	$2	$1	$13	$60
Accelerated depreciation	46	—	40	—	—	86
Pension curtailment and settlement gains	(11)	—	—	—	—	(11)
Professional fees	—	2	—	—	19	21
Other	7	—	—	—	—	7
Total restructuring charges	$57	$31	$42	$1	$32	$163

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$—	$2

Cumulative restructuring charges through March 31, 2026	$59	$31	$42	$1	$32	$165
The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's consolidated balance sheet and were as follows:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Liability balance as of March 31, 2025	$2	$—	$—	$—	$—	$2
Expenses recognized	15	29	2	1	13	60
Cash payments	(16)	(8)	(2)	(1)	(8)	(35)
Liability balance as of March 31, 2026	$1	$21	$—	$—	$5	$27

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of shutting down the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant", respectively) in the North America segment and idling one of the two automotive finishing lines at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $53 million in fiscal 2026 consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.
In the third quarter of fiscal 2026, the Company completed idling of one of the two Changzhou plant automotive finishing lines and recognized restructuring costs of $42 million in fiscal 2026, consisting of accelerated depreciation and employee-related expenses.
Additionally, in fiscal 2026, the Company recognized $50 million in charges related to SG&A cost reduction actions, consisting primarily of $31 million in employee-related expenses and $19 million in professional fees. The Company also recognized $19 million related to operational efficiency initiatives in Europe in fiscal 2026, consisting primarily of $17 million in employee-related expenses and $2 million in professional fees.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2027 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
3. ACCOUNTS RECEIVABLE
Accounts receivable, net consists of the following.

	March 31,
in millions	2026	2025
Trade accounts receivable	$2,330	$1,964
Other accounts receivable	215	116
Accounts receivable — third parties	2,545	2,080
Allowance for credit losses — third parties	(7)	(7)
Accounts receivable, net — third parties	$2,538	$2,073

Accounts receivable, net — related parties	$197	$136
Allowance for Credit Losses
As of March 31, 2026 and 2025, our allowance for credit losses represented approximately 0.3% of gross accounts receivable — third parties.
Activity in the allowance for credit losses is as follows.

in millions	Balance at Beginning of Period	Additions Charged to Expense	Accounts Recovered/(Written-Off)	Foreign Exchange and Other	Balance at End of Period
Fiscal 2026	$7	$—	$(1)	$1	$7
Fiscal 2025	7	—	—	—	7
Fiscal 2024	5	2	—	—	7
Factoring of Trade Receivables
We factor trade receivables based on local cash needs and in an attempt to balance the timing of cash flows of trade payables and receivables. Factored invoices are not included in our consolidated balance sheets when we do not retain a financial or legal interest. If a financial or legal interest is retained, we classify these factorings as secured borrowings.
The following tables summarize amounts relating to our factoring activities.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Factoring expense(1)	$73	$85	$96
_________________________
(1)Factoring expense is included within selling, general and administrative expenses in our accompanying statements of operations.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. INVENTORIES
Inventories consists of the following.

	March 31,
in millions	2026	2025
Finished goods	$1,012	$697
Work in process	2,176	1,349
Raw materials	906	722
Supplies	307	286
Inventories	$4,401	$3,054

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consists of the following.

	March 31,
in millions	2026	2025
Land and property rights	$238	$224
Buildings	2,293	2,268
Machinery and equipment(1)	7,074	6,697
Gross property, plant and equipment (excluding construction in progress)	9,605	9,189
Accumulated depreciation and amortization	(5,140)	(4,726)
Property, plant and equipment, net (excluding construction in progress)	4,465	4,463
Construction in progress	4,346	2,388
Property, plant and equipment, net(2)	$8,811	$6,851
_________________________
(1)In addition to equipment under finance leases, machinery and equipment also includes furniture, fixtures, and equipment.
(2)Included in property, plant and equipment, net are $35 million and $16 million of finance leases as of March 31, 2026 and 2025, respectively. This balance of finance leases represents gross finance leases of $66 million, net of accumulated amortization of $31 million, and $42 million, net of accumulated amortization of $26 million, as of March 31, 2026 and 2025, respectively. Of the $66 million and $42 million of gross finance leases as of March 31, 2026 and 2025, $64 million and $40 million were included in machinery and equipment, respectively.
During fiscal 2026, fiscal 2025, and fiscal 2024, we capitalized $126 million, $60 million, and $26 million of interest related to construction of property, plant and equipment and intangibles under development, respectively.
Depreciation expense related to property, plant and equipment, net is shown in the table below.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Depreciation expense related to property, plant and equipment, net included in depreciation and amortization	$534	$492	$481
 Asset impairments
Impairment charges are recorded in restructuring and impairment, net on our consolidated statements of operations. There were no impairment charges related to property, plant and equipment in fiscal 2026, fiscal 2025 or fiscal 2024.
Asset Retirement Obligations
An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability along with a corresponding increase to the carrying amount of the related property, plant and equipment, which is then depreciated over its useful life. As of March 31, 2026, our asset retirement obligations relate to sites, primarily in North America and Europe, that have government imposed or other legal remediation obligations. We had an ending balance of asset retirement obligations in fiscal 2026 of $22 million, with $1 million of foreign exchange and other adjustments with no changes related to liabilities incurred, liabilities settled, or accretion expenses. We had beginning and ending balances of asset retirement obligations in fiscal 2025 and fiscal 2024 of $21 million, with no changes related to liabilities incurred, liabilities settled, or accretion expenses. The current portion of our asset retirement obligations is included in accrued expenses and other current liabilities in our consolidated balance sheets, while the long-term portion is included in other long–term liabilities. As of March 31, 2026, $22 million was included in other long–term liabilities.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. GOODWILL AND INTANGIBLE ASSETS
A summary of the changes in the carrying value of goodwill for fiscal 2026 and fiscal 2025 follows.

in millions	North America	Europe	Asia	South America	Total
Carrying value of goodwill at March 31, 2024(1)	$660	$234	$39	$141	$1,074
Carrying value of goodwill at March 31, 2025(1)	660	234	39	141	1,074
Foreign currency translation adjustment	—	3	2	—	5
Carrying value of goodwill at March 31, 2026(1)	$660	$237	$41	$141	$1,079
_________________________
(1)Carrying value of goodwill at March 31, 2026, 2025, and 2024 is net of accumulated impairment of $860 million for North America, $330 million for Europe, and $150 million for South America.

The components of intangible assets, net are as follows.

	March 31, 2026			March 31, 2025
in millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Tradenames	$156	$(145)	$11	$154	$(138)	$16
Technology and software	620	(523)	97	606	(484)	122
Customer-related intangible assets	864	(531)	333	852	(482)	370
Other intangibles	7	(6)	1	5	(4)	1
	$1,647	$(1,205)	$442	$1,617	$(1,108)	$509

Amortization expense related to intangible assets, net is as follows.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Amortization expense related to intangible assets included in depreciation and amortization	$82	$83	$73

Estimated total amortization expense related to intangible assets, net for each of the five succeeding fiscal years is as follows (in millions). Actual amounts may differ from these estimates due to such factors as customer turnover, raw material consumption patterns, impairments, additional intangible asset acquisitions, or other events.

Fiscal Year Ending March 31,	Amount
2027	$83
2028	67
2029	60
2030	58
2031	56

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

	March 31,
in millions	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$12	$4
Accounts receivable, net	9	9
Inventories	128	129
Prepaid expenses and other current assets	8	8
Total current assets	157	150
Property, plant and equipment, net	56	101
Goodwill	12	12
Deferred income tax assets	35	36
Other long–term assets	4	3
Total assets	$264	$302
LIABILITIES
Current liabilities:
Accounts payable	$116	$134
Accrued expenses and other current liabilities	31	37
Total current liabilities	147	171
Accrued postretirement benefits	84	102
Other long–term liabilities	3	2
Total liabilities	$234	$275

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented Board of Directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of March 31, 2026, Novelis and Kobe both hold 50% interests in UAL. During fiscal 2026 and fiscal 2025, we made additional contributions to UAL in the amount of $7 million and $21 million, respectively.
AluInfra
AluInfra is a joint venture investment between Novelis Switzerland SA, a subsidiary of Novelis, and Constellium SE. Each of the parties to the joint venture holds a 50% interest in the equity, profits and losses, shareholder voting, management control, and rights to use the facility.
The following table summarizes the assets, liabilities, and equity of our equity method non-consolidated affiliates in the aggregate as of March 31, 2026 and 2025.

	March 31,
in millions	2026	2025
ASSETS
Current assets	$615	$570
Non-current assets	848	815
Total assets	$1,463	$1,385
LIABILITIES
Current liabilities	$314	$276
Non-current liabilities	292	277
Total liabilities	$606	$553
EQUITY
Total equity	$857	$832
Total liabilities and equity	$1,463	$1,385
As of March 31, 2026, the investment in Alunorf exceeded our proportionate share of the net assets by $419 million. The difference is primarily related to the unamortized fair value adjustments that are included in our investment balance as a result of the acquisition of Novelis by Hindalco in 2007.
As of March 31, 2026, the investment in UAL exceeded our proportionate share of the net assets by $42 million. The difference primarily relates to goodwill.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations of our equity method non-consolidated affiliates in the aggregate for fiscal 2026, fiscal 2025, and fiscal 2024 as well as the nature and amounts of significant transactions that we had with our non-consolidated affiliates. The amounts in the table below are disclosed at 100% of the operating results of these affiliates.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Net sales	$1,780	$1,568	$1,519
Costs and expenses related to net sales	1,771	1,531	1,492
Income tax (benefit) provision	(4)	9	4
Net income	$13	$28	$23

Purchase of tolling services from Alunorf	$311	$298	$297
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

	March 31,
in millions	2026	2025
Accounts receivable, net — related parties	$197	$136
Other long–term assets — related parties	6	3
Accounts payable — related parties	334	275
Transactions with Hindalco
We occasionally have related party transactions with Hindalco. During fiscal 2026, we recorded net sales of less than $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. During fiscal 2025 and fiscal 2024, we recorded net sales of $1 million between Novelis and Hindalco, which primarily related to certain services and sales of equipment. As of March 31, 2026 and 2025, there were $1 million of accounts receivable, net — related parties net of accounts payable — related parties related to transactions with Hindalco.
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million and $100 million during the first quarter of fiscal 2026 and the fourth quarter of fiscal 2024, respectively. We did not pay a return of capital to our common shareholder in fiscal 2025.
Equity Contribution
On December 23, 2025, the Company issued 5,000,000 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary AV Minerals (Netherlands) N.V., purchased 5,000,000 shares for $750 million at a price of $150 per share. The proceeds from this capital contribution were used to support ongoing capital projects.
On February 18, 2026, the Company issued 1,333,333 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary AV Minerals (Netherlands) N.V., purchased 1,333,333 shares for $200 million at a price of $150 per share. The proceeds from this capital contribution were used to support ongoing capital projects.
The equity contributions pursuant to the subscription agreements were recorded as an increase to additional paid-in capital in the consolidated balance sheets and statements of shareholder’s equity. The Company issued 5,000,000 shares in December 2025 and 1,333,333 shares in February 2026 of common stock as a result of the equity contributions, however this did not result in any change to the ownership structure, as all of the Company’s common shares continue to be held indirectly by Hindalco.

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
The table below presents the classification of leasing assets and liabilities within our consolidated balance sheets.

		March 31,
in millions	Consolidated Balance Sheet Classification	2026	2025
ASSETS
Operating lease right-of-use assets	Other long–term assets	$116	$115
Finance lease assets(1)	Property, plant and equipment, net	35	16
Total lease assets		$151	$131

LIABILITIES
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$21	$21
Finance lease liabilities	Current portion of long–term debt	9	6
Long-term:
Operating lease liabilities	Other long–term liabilities	91	89
Finance lease liabilities	Long–term debt, net of current portion	24	9
Total lease liabilities		$145	$125
_________________________
(1)Finance lease assets are recorded net of accumulated depreciation of $31 million and $26 million as of March 31, 2026 and March 31, 2025, respectively.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the classification of lease related expenses or income as reported within the consolidated statements of operations. Amortization of right-of-use assets and interest on liabilities related to finance leases were $8 million, $7 million and $9 million during fiscal 2026, 2025 and 2024, respectively.

in millions	Income Statement Classification	Fiscal 2026	Fiscal 2025	Fiscal 2024
Operating lease costs(1)	Selling, general and administrative expenses	$79	$70	$59
_________________________
(1)Operating lease costs include short-term leases and variable lease costs.
Future minimum lease payments as of March 31, 2026, for our operating and finance leases having an initial or remaining non-cancelable lease term in excess of one year are as follows (in millions).

Fiscal Year Ending March 31,	Operating leases(1)	Finance leases(2)
2027	$27	$9
2028	20	7
2029	16	4
2030	11	3
2031	8	2
Thereafter	56	10
Total minimum lease payments	138	35
Less: interest	26	2
Present value of lease liabilities	$112	$33
_________________________
(1)Operating lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial as of March 31, 2026.
(2)Finance lease payments related to options to extend lease terms that are reasonably certain of being exercised are immaterial, and we do not have leases signed but not yet commenced as of March 31, 2026.
The following table presents the weighted-average remaining lease term and discount rates.

	March 31,
	2026	2025
Weighted-average remaining lease term
Operating leases	8.6 years	9.5 years
Finance leases	6.7 years	3.6 years
Weighted-average discount rate
Operating leases	4.77%	5.29%
Finance leases	4.73%	4.61%
The following table presents supplemental information on our leases for fiscal 2026, fiscal 2025, and fiscal 2024.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$64	$67	$65
Financing cash flows from finance leases	8	6	8
Leased assets obtained in exchange for new finance lease liabilities	25	4	11
Leased assets obtained in exchange for new operating lease liabilities	30	22	11

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consists of the following.

	March 31,
in millions	2026	2025
Accrued compensation and benefits	$251	$266
Accrued interest payable	58	54
Accrued income taxes	57	48
Other current liabilities	414	298
Accrued expenses and other current liabilities	$780	$666

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. DEBT
Debt consists of the following:

		March 31, 2026			March 31, 2025
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	4.72%	$1,305	$—	$1,305	$348	$—	$348
Floating rate Term Loans, due March 2032	5.45%	1,238	(14)	1,224	1,250	(16)	1,234
3.250% Senior Notes, due November 2026	3.250%	13	—	13	750	(3)	747
3.375% Senior Notes, due April 2029	3.375%	576	(5)	571	540	(7)	533
4.750% Senior Notes, due January 2030	4.750%	1,600	(12)	1,588	1,600	(15)	1,585
6.875% Senior Notes, due January 2030	6.875%	750	(9)	741	750	(11)	739
3.875% Senior Notes, due August 2031	3.875%	750	(6)	744	750	(7)	743
6.375% Senior Notes, due August 2033	6.375%	750	(11)	739	—	—	—
China Bank Loans, due August 2027	2.65%	29	—	29	41	—	41
China Loan, due September 2027	2.45%	14	—	14	13	—	13
China Loan, due November 2027	2.60%	22	—	22	21	—	21
China Loan, due December 2027	2.50%	22	—	22	21	—	21
China Loan, due January 2029	2.40%	26	—	26	—	—	—
Sierre Loan, due October 2027	0.43%	125	—	125	113	—	113
Series 2025A Bonds, due June 2032(3)	5.00%	400	(5)	395	—	—	—
Series 2025B Bonds, due June 2032(3)	4.625%	100	(2)	98	—	—	—
Series 2026A Bonds, due June 2033(4)	4.30%	225	(4)	221	—	—	—
Finance lease obligations and other debt, due through April 2040(5)	4.73%	33	—	33	15	—	15
Total debt		$7,978	$(68)	$7,910	$6,212	$(59)	$6,153
Less: Short-term borrowings		(1,305)	—	(1,305)	(348)	—	(348)
Current portion of long-term debt		(54)	—	(54)	(32)	—	(32)
Long-term debt, net of current portion		$6,619	$(68)	$6,551	$5,832	$(59)	$5,773
_________________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of March 31, 2026, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)The Series 2025A Bonds and Series 2025B Bonds, as defined below, accrue interest at a fixed annual rate of 5% and 4.625%, respectively, ending with a mandatory tender for purchase on June 1, 2032. The Series 2025A and Series 2025B Bonds will mature on June 1, 2055.
(4)The Series 2026A Bonds, as defined below, accrue interest at a fixed annual rate of 4.3%, ending with a mandatory tender for purchase on March 1, 2033. The Series 2026A Bonds will mature on March 1, 2056.
(5)See Note 9 – Leases for more information.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of March 31, 2026 for our debt denominated in foreign currencies are as follows (in millions).

As of March 31, 2026	Amount
Short-term borrowings and current portion of long-term debt due within one year	$1,359
2 years	87
3 years	167
4 years	2,942
5 years	15
Thereafter	3,408
Total debt	$7,978

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Short-Term Borrowings
As of March 31, 2026, our short-term borrowings totaled $1.3 billion, which consisted of $935 million of borrowings on our ABL Revolver, $350 million in short-term Brazil loans, $13 million in short-term China loans (CNY 92 million), and $7 million in other short-term borrowings.
The weighted average interest rate on the short-term borrowings was 4.72% and 6.54% as of March 31, 2026 and March 31, 2025, respectively.
Senior Secured Credit Facilities
As of March 31, 2026, the senior secured credit facilities consisted of (i) a secured term loan credit facility ("Term Loan Facility") and (ii) a $2.5 billion asset based loan facility ("ABL Revolver"). The senior secured credit facilities contain various affirmative covenants, including covenants with respect to our financial statements, litigation and other reporting requirements, insurance, payment of taxes, employee benefits, and (subject to certain limitations) causing new subsidiaries to pledge collateral and guaranty our obligations. The senior secured credit facilities also include various customary negative covenants and events of default, including limitations on our ability to incur additional indebtedness; sell certain assets; enter into sale and leaseback transactions; make investments, loans, and advances; pay dividends or returns of capital and distributions beyond certain amounts; engage in mergers, amalgamations, or consolidations; engage in certain transactions with affiliates; and prepay certain indebtedness. The senior secured credit facilities include a cross-default provision under which lenders could accelerate repayment of the loans if a payment or non-payment default arises under any other indebtedness with an aggregate principal amount of more than $100 million (or, in the case of the Term Loan Facility, under the ABL Revolver regardless of the amount outstanding). The senior secured credit facilities are guaranteed by certain of the Company's direct and indirect subsidiaries and are secured by a pledge of substantially all of the assets of the Company and the guarantors.
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
As of March 31, 2026, we were in compliance with the covenants for our Term Loan Facility.
2025 Term Loans
In March 2025, we borrowed $1.25 billion of term loans. The proceeds of the 2025 Term Loans were used to repay $741 million and $481 million of the previously-issued term loans due September 2026 and March 2028, respectively, with remaining balance for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $16 million for the 2025 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2025 Term Loans mature on March 11, 2032, are subject to 0.25% quarterly amortization payments and accrue interest at three-month Term SOFR, as applicable, plus 1.75%, payable at the end of each three-month interest period.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ABL Revolver
As of March 31, 2026, the commitments under our senior secured ABL Revolver are $2.5 billion.
The ABL Revolver facility's limit on committed letters of credit under the facility is $275 million. The commitment under the ABL Revolver is $2.5 billion and the maturity date of the ABL Revolver until August 18, 2027. New borrowings under the ABL Revolver facility incur interest at Term SOFR, EURIBOR, SONIA or SARON, as applicable based on the currency of the loan, plus a spread of 1.10% to 1.60% based on excess availability. The ABL Revolver facility also permits us to elect to borrow USD loans that accrue interest at a base rate (determined based on the greatest of one month Term SOFR plus 1.00%, a prime rate or an adjusted federal funds rate) plus a prime spread of 0.10% to 0.60% based on excess availability.
The ABL Revolver has a provision that allows the existing commitments under the ABL Revolver to be increased by an additional $250 million after the Company amended the ABL Revolver facility to increase the maximum revolving amount by $500 million in February 2026, as described below. The lenders under the ABL Revolver have not committed to provide any such additional commitments. The ABL Revolver has various customary covenants including maintaining a specified minimum fixed charge coverage ratio of 1.25 to 1.0 if an event of default has occurred and is continuing and/or excess availability is less than the greater of (1) $150 million and (2) 10% of the lesser of the total ABL Revolver commitment and the borrowing base. The ABL Revolver matures on August 18, 2027, provided that in the event that the Term Loan Facility or certain other indebtedness is outstanding 60 days prior to its maturity (and not refinanced with a maturity date later than February 15, 2028), then the ABL Revolver will mature 60 days prior to the maturity date for such other indebtedness, as applicable; unless excess availability under the ABL Revolver is at least (1) 17.5% of the lesser of the total ABL Revolver commitment and the borrowing base or (2) 12.5% of the lesser of the total ABL Revolver commitment and the borrowing base, while also maintaining the minimum fixed charge ratio test of at least 1.25 to 1.0.
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
On February 19, 2026, the Company amended the ABL Revolver facility to increase the maximum revolving amount by $500 million to an aggregate total of $2.5 billion. All other material terms of the ABL Revolver facility remained unchanged as a result of this amendment.
As of March 31, 2026, we were in compliance with the covenants for our ABL Revolver.
As of March 31, 2026, we had $935 million in borrowings under our ABL Revolver. We utilized $205 million of our ABL Revolver for letters of credit. We had availability of $1.4 billion on the ABL Revolver, including $70 million of remaining availability which can be utilized for letters of credit.
Citi Facility
On August 14, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement (the "Citi Facility") with Citibank providing for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $200 million. The initial maximum term of each individual loan or advance is 30 days and the Company intends to repay any borrowings prior to the end of each month. Borrowings under the Citi Facility bear interest at Term SOFR plus a margin of 1.00%. In January 2026, the Company entered into an amendment to the Citi Facility that resulted in an increase in the maximum aggregate amount of loans and advances from $200 million to $300 million, providing the Company with additional borrowing capacity and flexibility to support its ongoing working capital needs.
As of March 31, 2026, we had no outstanding borrowings under the Citi Facility.

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
As of March 31, 2026, we were in compliance with the covenants for our Senior Notes.
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
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of March 31, 2026 and March 31, 2025, we had $29 million (CNY 200 million) and $41 million (CNY 300 million), respectively, of borrowings on our China bank loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of March 31, 2026 and March 31, 2025, we had $14 million (CNY 100 million) and $13 million (CNY 100 million), respectively, of borrowings on our loan.
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%.The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of March 31, 2026 and March 31, 2025, we had $22 million (CNY 149 million) and $21 million (CNY 150 million), respectively, of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of March 31, 2026 and March 31, 2025, we had $22 million (CNY 149 million) and $21 million (CNY 150 million), respectively, of borrowings on our loan.
In the fourth quarter of fiscal 2026, we borrowed CNY 180 million of bank loans. The China Loan, due January 2029 matures on January 26, 2029, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.60%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of March 31, 2026, we had $26 million (CNY 180 million) of borrowings on our loan.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of March 31, 2026 and March 31, 2025, we had $125 million (CHF 100 million) and $113 million (CHF 100 million), respectively, of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Series 2025A Bonds
In June 2025, Novelis Corporation announced the issuance of $400 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025A Bonds") by the Industrial Development Authority of Baldwin County (the "Baldwin IDA"). The Series 2025A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the first quarter of fiscal 2026. The proceeds from the Series 2025A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025A Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the construction of the Company's Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $6 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2025A Bonds bear interest at 5.00% per annum, ending with a mandatory tender for purchase on June 1, 2032. After the end of the initial term interest rate period on such mandatory tender date, the Series 2025A Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. If the rate is converted to a variable rate, the interest rate will be reset at the end of each interest rate period. The Series 2025A Bonds will mature on June 1, 2055. The Company will make semiannual interest payments on the outstanding principal on January 15 and July 15 of each year, with the first such interest payment due on January 15, 2026. The Series 2025A Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of March 31, 2026, we were in compliance with the covenants under the Series 2025A Loan Agreement.
Series 2025B Bonds
In September 2025, Novelis Corporation announced the issuance of $100 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025B Bonds") by the Baldwin IDA. The Series 2025B Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the second quarter of fiscal 2026. The proceeds from the Series 2025B Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025B Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $2 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025B Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2025B Bonds bear interest at 4.625% per annum, ending with a mandatory tender for purchase on the same mandatory tender date as the Series 2025A Bonds discussed above. After the end of the initial term interest rate period on such mandatory tender date, the Series 2025B Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. If the rate is converted to a variable rate, the interest rate will be reset at the end of each interest rate period. The Series 2025B Bonds will mature on June 1, 2055. The Company will make semiannual interest payments on the outstanding principal on January 15 and July 15 of each year, with the first such interest payment due on January 15, 2026. The Series 2025B Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of March 31, 2026, we were in compliance with the covenants under the Series 2025B Loan Agreement.
Series 2026A Bonds
In March 2026, Novelis Corporation announced the issuance of $225 million in original aggregate principal amount of tax-exempt bonds (the "Series 2026A Bonds") by the Baldwin IDA. The Series 2026A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the fourth quarter of fiscal 2026. The proceeds from the Series 2026A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2026A Loan Agreement") with the Baldwin IDA, and will be used to finance a portion of the costs of the construction of the Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $4 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2026A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
The Series 2026A Bonds bear interest at 4.30% per annum, ending with a mandatory tender for purchase on March 1, 2033. After the end of the initial term interest rate period on such mandatory tender date, the Series 2026A Bonds may be converted to a variable (daily or weekly) interest rate period or may remain in a term interest rate period of the same or different duration. If the rate is converted to a variable rate, the interest rate will be reset at the end of each interest rate period. The Series 2026A Bonds will mature on March 1, 2056. The Company will make semiannual interest payments on the outstanding principal on March 1 and September 1 of each year, with the first such interest payment due on September 1, 2026. The Series 2026A Loan Agreement contains standard representations, covenants and events of default for transactions of this type.
As of March 31, 2026, we were in compliance with the covenants under the Series 2026A Loan Agreement.

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
Total compensation expense related to Hindalco SARs and RSUs under the plans for the respective periods is presented in the table below. These amounts are included in selling, general and administrative expenses in our consolidated statements of operations. As the performance criteria for the fiscal years ending March 31, 2027, 2028, and 2029 have not yet been established, measurement periods for Hindalco SARs relating to those periods have not yet commenced. As a result, only compensation expense for vested and current year Hindalco SARs has been recorded.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Total compensation expense	$26	$39	$29
The table below shows the RSUs activity for fiscal 2026.

	Number of RSUs	Grant Date Fair Value (in INR)	Aggregate Intrinsic Value (USD in millions)
RSUs outstanding as of March 31, 2025	5,829,708	490.15	$50
Granted	1,788,716	635.78	17
Exercised	(3,979,864)	442.56	32
Forfeited/Cancelled	(321,174)	600.30	—
RSUs outstanding as of March 31, 2026	3,317,386	615.40	34
During fiscal 2025, we granted 1,714,753 RSUs with a grant date fair value of INR 681.40, and the aggregate intrinsic value of RSUs exercised was $15 million.
During fiscal 2024, we granted 1,975,035 RSUs with a grant date fair value of INR 417.90, and the aggregate intrinsic value of RSUs exercised was $13 million.
Total cash payments made to settle RSUs were $32 million, $15 million, and $13 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
As of March 31, 2026, unrecognized compensation expense related to the RSUs was $12 million, which will be recognized over the remaining weighted average vesting period of 1.4 years.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below shows Hindalco SARs activity for fiscal 2026.

	Number of Hindalco SARs	Weighted Average Exercise Price (in INR)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (USD in millions)
Hindalco SARs outstanding as of March 31, 2025	4,914,602	490.07	5.2	$12
Granted	1,685,232	635.78	6.3	4
Exercised	(2,611,517)	427.18	—	12
Forfeited/Cancelled	(308,039)	608.57	—	—
Hindalco SARs outstanding as of March 31, 2026	3,680,278	591.49	5.4	12
Hindalco SARs exercisable as of March 31, 2026	548,207	556.47	4.4	2
During fiscal 2025, we granted 1,451,753 Hindalco SARs with a grant date fair value of INR 684.10, and the aggregate intrinsic value of Hindalco SARs exercised was $12 million.
During fiscal 2024, we granted 2,620,019 Hindalco SARs with a grant date fair value of INR 417.90, and the aggregate intrinsic value of Hindalco SARs exercised was $5 million.
The cash payments made to settle Hindalco SAR liabilities were $12 million, $12 million, and $5 million in fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
As of March 31, 2026, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) was $7 million that are expected to be recognized over a weighted average period of 1.3 years.
The fair value of each unvested Hindalco SAR was estimated using the following assumptions.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Risk-free interest rate	6.23%-6.82%	6.61%-6.71%	6.95%-7.15%
Dividend yield	0.58%	0.50%	0.54%
Volatility	28%-39%	29%-40%	26%-43%
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. POSTRETIREMENT BENEFIT PLANS
Our pension obligations relate to: (1) funded defined benefit pension plans in the U.S., Canada, Switzerland, and the U.K., (2) funded and unfunded defined benefit pension plans in Germany, (3) unfunded lump sum indemnities payable upon retirement to employees in Italy, and (4) partially funded lump sum indemnities in South Korea. Our other postretirement obligations (other benefits, as shown in certain tables below) include unfunded health care and life insurance benefits provided to retired employees in the U.S., Canada, and Brazil. We have combined our domestic (i.e. Canadian Plans) and foreign (i.e. all plans other than Canadian Plans) postretirement benefit plan disclosures because our domestic benefit obligation is not significant as compared to our total benefit obligation. Our foreign benefit obligation is 97% of the total benefit obligation, and the assumptions used to value domestic and foreign plans were not significantly different.
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
During the first quarter of fiscal 2026, the Company closed its Fairmont, West Virginia plant. Due to this closure, eligible participants in the Fairmont Pension Plan could elect to receive early retirement benefits. Additionally, eligible participants in the Fairmont Medical and Fairmont Death Benefit plans were offered and accepted the option to waive future medical and death benefits. As a result of these transactions, curtailment and settlement gains totaling $11 million were recorded during fiscal 2026. Since this closure was part of the 2025 Efficiency Plan, these gains were classified as restructuring costs as disclosed in Note 2 – Restructuring and Impairment.
During the third quarter of fiscal 2026, the Company settled $94 million of the Logan Pension Plan liability through the purchase of annuity contracts funded by plan assets. Additionally, throughout fiscal 2026, various Logan Pension Plan retirees received lump sum payouts totaling $15 million as required under the terms of the plan. As a result of these transactions, a settlement gain of $1 million was recorded during fiscal 2026.
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
In the same way, during fiscal 2026, Novelis offered lump sum payouts to retiring participants in the TFR, Korea JV Pension, Management Sierre, Management Zurich, and Pensions Kasse Zurich totaling approximately $12 million. Novelis remeasured the plan's assets and obligations as of March 31, 2026. As a result of these transactions, settlement losses of $1 million were recorded during fiscal 2026.
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
We contributed the following amounts to all plans.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Funded pension plans	$29	$39	$30
Unfunded pension plans	17	17	17
Savings and defined contribution pension plans	63	62	59
Total contributions	$109	$118	$106
During fiscal 2027, we expect to contribute $34 million to our funded pension plans, $19 million to our unfunded pension plans, and $64 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Benefit Obligations, Fair Value of Plan Assets, Funded Status, and Amounts Recognized in Financial Statements
The increases in the discount rates of pension benefit plans in fiscal 2026, as compared to fiscal 2025, was the primary driver of actuarial gains in fiscal 2026.
The following tables present the change in benefit obligation, change in fair value of plan assets, and the funded status for pension and other benefits.

	Pension Benefit Plans		Other Benefit Plans
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2026	Fiscal 2025
Benefit obligation at beginning of period	$1,685	$1,719	$122	$125
Service cost	24	23	2	3
Interest cost	71	78	7	7
Members' contributions	6	6	—	—
Benefits paid	(98)	(92)	(9)	(8)
Amendments	1	(5)	—	—
Curtailments, settlements and special termination benefits	(117)	(9)	(6)	—
Actuarial gains	(39)	(31)	(10)	(3)
Other	(5)	(4)	—	—
Currency losses (gains)	49	—	1	(2)
Benefit obligation at end of period	$1,577	$1,685	$107	$122

Benefit obligation of funded plans	$1,271	$1,369	$—	$—
Benefit obligation of unfunded plans	306	316	107	122
Benefit obligation at end of period	$1,577	$1,685	$107	$122

	Pension Benefit Plans
in millions	Fiscal 2026	Fiscal 2025
Change in fair value of plan assets
Fair value of plan assets at beginning of period	$1,257	$1,276
Actual return on plan assets	73	24
Members' contributions	6	6
Benefits paid	(98)	(93)
Company contributions	46	56
Settlements	(115)	(9)
Other	(4)	(3)
Currency gains	26	—
Fair value of plan assets at end of period	$1,191	$1,257

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2026		2025
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Funded status
Assets less the benefit obligation of funded plans	$(80)	$—	$(112)	$—
Benefit obligation of unfunded plans	(306)	(107)	(316)	(122)
Total net plan liabilities	$(386)	$(107)	$(428)	$(122)
As included in our consolidated balance sheets within Total assets / (Total liabilities)
Other long–term assets	$18	$—	$11	$—
Accrued expenses and other current liabilities	(18)	(8)	(19)	(8)
Accrued postretirement benefits	(386)	(99)	(420)	(114)
Total net plan liabilities	$(386)	$(107)	$(428)	$(122)
The postretirement amounts recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and include the impact related to our equity method investments. Amounts are amortized to net periodic benefit cost over the group's average future service life of the employees or the group's average life expectancy.

	March 31,
	2026		2025
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Net actuarial gains (losses)	$1	$40	$(46)	$37
Prior service credit	9	28	12	31
Total postretirement amounts recognized in accumulated other comprehensive loss	$10	$68	$(34)	$68
The postretirement changes recognized in accumulated other comprehensive loss, before tax effects, are presented in the table below and include the impact related to our equity method investments.

	March 31,
	2026		2025
in millions	Pension Benefit Plans	Other Benefit Plans	Pension Benefit Plans	Other Benefit Plans
Beginning balance in accumulated other comprehensive loss	$(34)	$68	$(18)	$72
Curtailments, settlements, and special termination benefits	—	(5)	1	—
Net actuarial gains (losses)	46	10	(20)	3
Prior service cost	(1)	—	5	—
Amortization of:
Prior service credit	(2)	(3)	(2)	(4)
Actuarial losses (gains)	2	(3)	1	(3)
Effect of currency exchange	(1)	1	(1)	—
Total postretirement amounts recognized in accumulated other comprehensive loss	$10	$68	$(34)	$68

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Pension Plan Obligations
The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets are presented in the table below.

	March 31,
in millions	2026	2025
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans:
Projected benefit obligation	$1,577	$1,685
Accumulated benefit obligation	1,523	1,615
Pension plans with projected benefit obligations in excess of plan assets:
Projected benefit obligation	$1,457	$1,591
Fair value of plan assets	1,053	1,152
Pension plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$1,401	$1,520
Fair value of plan assets	1,042	1,141
Pension plans with projected benefit obligations less than or equal to plan assets:
Projected benefit obligation	$120	$94
Fair value of plan assets	138	105
Future Benefit Payments
Expected benefit payments to be made during the next 10 fiscal years are listed in the table below (in millions).

Fiscal Year Ending March 31,	Pension Benefit Plans	Other Benefit Plans
2027	$105	$9
2028	116	9
2029	111	9
2030	116	9
2031	109	9
2032 through 2036	547	49
Total	$1,104	$94

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Components of Net Periodic Benefit Cost
The components of net periodic benefit cost for the respective periods are listed in the table below.

	Pension Benefit Plans			Other Benefit Plans
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026	Fiscal 2025	Fiscal 2024
Service cost	$24	$23	$23	$2	$3	$3
Interest cost	71	78	76	7	7	7
Expected return on assets	(79)	(80)	(77)	—	—	—
Amortization — losses (gains), net (gains (losses), net)	4	3	(1)	(3)	(3)	(3)
Amortization — prior service credit	(2)	(2)	(2)	(3)	(4)	(3)
Settlement/curtailment (gain) loss	—	1	—	(11)	—	—
Net periodic benefit cost(1)	18	23	19	(8)	3	4
Proportionate share of non-consolidated affiliates' pension costs	5	4	4	—	—	—
Total net periodic benefit cost recognized	$23	$27	$23	$(8)	$3	$4
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

	Pension Benefit Plans			Other Benefit Plans
	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026	Fiscal 2025	Fiscal 2024
Weighted average assumptions used to determine benefit obligations
Discount rate	4.6%	4.5%	4.4%	6.0%	5.8%	5.7%
Average compensation growth	2.9	3.0	3.0	3.0	3.0	3.0
Weighted average assumptions used to determine net periodic benefit cost
Discount rate	4.5%	4.4%	4.5%	5.8%	5.7%	5.5%
Average compensation growth	3.0	3.0	3.1	3.0	3.0	3.0
Expected return on plan assets	6.5	6.3	6.1	—	—	—
Cash balance interest crediting rate	1.4	1.6	2.2	—	—	—
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
In estimating the expected return on assets of a pension plan, consideration is given primarily to its target allocation, the current yield on long-term bonds in the country where the plan is established, and the historical risk premium of equity or real estate over long-term bond yields in each relevant country. The approach is consistent with the principle that assets with higher risk provide a greater return over the long term. The expected long-term rate of return on plan assets is 6.3% in fiscal 2027.
We provide unfunded health care and life insurance benefits to our retired employees in Canada, the U.S., the U.K., and Brazil, for which we paid $9 million, $8 million, and $9 million in fiscal 2026, 2025, and 2024, respectively. The assumed health care cost trend used for measurement purposes is 7.0% for fiscal 2027, decreasing gradually to 5.2% in 2034 and remaining at that level thereafter.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In addition, we provide post-employment benefits, including disability, early retirement, and continuation of benefits (medical, dental, and life insurance) to our former or inactive employees, which are accounted for on the accrual basis in accordance with ASC 712. As of March 31, 2026, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $9 million and $5 million, respectively, for these benefits. Comparatively, as of March 31, 2025, other long–term liabilities and accrued expenses and other current liabilities on our consolidated balance sheets include $3 million and $3 million, respectively, for these benefits.
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

Asset Category	Target Allocation Ranges	Allocation in Aggregate as of March 31,
		2026	2025
Equity	10-50%	28%	29%
Fixed income	15-89%	53%	53%
Real estate	3-25%	7%	7%
Other	1-100%	12%	11%
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
Pension Plan Assets

	March 31, 2026				March 31, 2025
in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Fixed income	$104	$56	$—	$160	$86	$54	$—	$140
Cash and cash equivalents	2	—	—	2	3	—	—	3
Other	6	1	—	7	6	1	—	7
Investments measured at net asset value(1)	—	—	—	1,022	—	—	—	1,107
Total	$112	$57	$—	$1,191	$95	$55	$—	$1,257
_________________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
14. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying consolidated statements of operations.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(2)	$(23)	$3
Losses recognized on balance sheet remeasurement currency exchange contracts, net	9	30	7
Currency losses, net	$7	$7	$10

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of March 31, 2026 and 2025.

	March 31, 2026
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$5	$1	$(445)	$(2)	$(441)
Currency exchange contracts	10	1	(22)	—	(11)
Energy contracts	8	—	(3)	—	5
Interest rate swap contracts	—	—	(3)	—	(3)
Net investment hedges
Currency exchange contracts	—	4	—	—	4
Total derivatives designated as hedging instruments	$23	$6	$(473)	$(2)	$(446)
Derivatives not designated as hedging instruments:
Metal contracts	$187	$4	$(320)	$—	$(129)
Currency exchange contracts	15	1	(31)	(4)	(19)
Energy contracts	9	—	—	—	9
Total derivatives not designated as hedging instruments	$211	$5	$(351)	$(4)	$(139)
Total derivative fair value	$234	$11	$(824)	$(6)	$(585)

	March 31, 2025
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets/(Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$89	$4	$(5)	$—	$88
Currency exchange contracts	6	—	(27)	(1)	(22)
Energy contracts	6	—	(1)	—	5
Interest rate swap contracts	—	—	—	(5)	(5)
Net investment hedges
Currency exchange contracts	5	—	—	—	5
Total derivatives designated as hedging instruments	$106	$4	$(33)	$(6)	$71
Derivatives not designated as hedging instruments:
Metal contracts	$58	$1	$(56)	$(1)	$2
Currency exchange contracts	12	—	(17)	—	(5)
Total derivatives not designated as hedging instruments	$70	$1	$(73)	$(1)	$(3)
Total derivative fair value	$176	$5	$(106)	$(7)	$68
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We enter into LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. The average duration of those contracts is less than one year. As of March 31, 2026 and March 31, 2025 there are none designated.
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
In addition to aluminum, we enter into LME copper and zinc forward contracts. As of March 31, 2026, we had a notional of 6 kt, the fair value of these contracts represented an asset of less than $1 million. As of March 31, 2025, we had a notional of 4 kt and the fair value of these contracts represented an asset of less than $1 million. These contracts are undesignated, with an average duration of less than one year.
We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and South America and Europe Duty Premium contracts in Europe. As of March 31, 2026, we had a notional of 12 kt MWP hedges not designated, representing a liability of $14 million. As of March 31, 2025, we had a notional not designated of 29 kt, representing a liability of $9 million. The average duration of these not designated contracts is less than one year. We identify and designate certain MWP sales contracts as cashflow hedges of LMP risk associated with future sales. As of March 31, 2026, the notional designated was 105 kt, representing a liability of $69 million. As of March 31, 2025 we had no notional designated. The average duration of these contracts is less than one year. For Europe Premium Duty Paid ("ECDP"), as of March 31, 2026, we had a notional of 53 kt not designated, representing a liability of $12 million. As of March 31, 2025, we had no notional outstanding. The average duration of these not designated contracts is less than one year. We identify and designate certain ECDP sales contracts as cashflow hedges of LMP risk associated with future sales. As of March 31, 2026, the notional designated was 47 kt, representing a liability of $8 million. The average duration of these contracts is less than one year
The following table summarizes our notional amount.

	March 31,
in kt	2026	2025
Hedge type
Purchase (sale)
Cash flow sales	(1,141)	(847)
Not designated	(234)	(135)
Total, net	(1,375)	(982)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of March 31, 2026 and 2025.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
We entered into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive (loss) income under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses, net. We had a total notional amounts of $128 million and $261 million in outstanding foreign currency forwards designated as net investment hedges as of March 31, 2026 and March 31, 2025, respectively.
As of March 31, 2026, and 2025, we had outstanding foreign currency exchange contracts with a total notional amount of $1.6 billion and $1.5 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the first quarter of fiscal 2027 and offset the remeasurement impact.
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of March 31, 2026, and March 31, 2025, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional of 6 million gallons designated as cash flow hedges as of March 31, 2026, and the fair value was an asset of $7 million. There was a notional of 7 million gallons designated as cash flow hedges as of March 31, 2025, and the fair value was a liability of less than $1 million. In Europe, as of March 31, 2026, and 2025 we had notional of less than 1 million MT of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2026 and 2025, was an asset of $9 million and an asset of less than $1 million, respectively. The average duration of all diesel fuel forward purchase contracts is less than one year in length.
We use natural gas forward purchase contracts to manage our exposure to fluctuating energy prices in North America and South America. In North America, we had a notional of 6 million MMBtu designated as cash flow hedges as of March 31, 2026, and the fair value was a liability of $2 million. There was a notional of 5 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2025, and the fair value was an asset of $5 million. As of March 31, 2026 and 2025, we had notional of less than 1 million MMBtu of forward contracts that were not designated as hedges. The fair value of forward contracts not designated as hedges as of March 31, 2026, and 2025 was a liability and an asset, respectively, of less than $1 million. In South America, we started trading and designating energy forward contracts in fiscal 2026. As of March 31, 2026, we had no barrels undesignated. We had a notional of 60,000 barrels of forward contracts that were designated as cashflow hedges, representing an asset of $1 million as of March 31, 2026. We had no undesignated notional of natural gas forward purchase contracts as of March 31, 2026. The average duration of all natural gas forward contracts is less than one year in length.

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

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Derivative instruments not designated as hedges
Metal contracts	$118	$40	$(42)
Currency exchange contracts	17	30	8
Energy contracts(1)	(12)	3	(2)
Loss (gain) recognized in other expenses (income), net	$123	$73	$(36)

Derivative instruments designated as hedges
Gain recognized in other expenses (income), net(2)	$(2)	$(3)	$(1)
Total loss (gain) recognized in other expenses (income), net	$121	$70	$(37)

Losses recognized on balance sheet remeasurement currency exchange contracts, net	$9	$30	$7
Realized losses (gains), net	35	97	(80)
Unrealized losses (gains) on other derivative instruments, net	77	(57)	36
Total loss (gain) recognized in other expenses (income), net	$121	$70	$(37)
_________________________
(1)Includes amounts related to diesel and natural gas swaps not designated as hedges.
(2)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow hedges. Within the next twelve months, we expect to reclassify $508 million of losses from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive (loss) income (Effective Portion)			Amount of Gain (Loss) Recognized in Other expenses (income), net (Ineffective and Excluded Portion)
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024	Fiscal 2026	Fiscal 2025	Fiscal 2024
Cash flow hedging derivatives
Metal contracts	$(827)	$(48)	$119	$(4)	$—	$—
Currency exchange contracts	31	(77)	(12)	2	—	1
Energy contracts	—	4	(8)	—	—	—
Interest rate swap contracts	1	(1)	—	—	—	—
Total cash flow hedging derivatives	(795)	(122)	99	(2)	—	1
Net investment derivatives
Currency exchange contracts	(16)	1	—	4	4	—
Total	$(811)	$(121)	$99	$2	$4	$1
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Cash flow hedging derivatives
Energy contracts(1)	$—	$(8)	$(5)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	—	(1)	5	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	(245)	(185)	181	Net sales
Currency exchange contracts	8	(9)	17	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	4	(21)	(19)	Net sales
Currency exchange contracts	(3)	(3)	(3)	Depreciation and amortization
Interest rate swap contracts	(1)	2	2	Interest expense and amortization of debt issuance costs
Total	(237)	(225)	178	Income before income tax provision
	60	58	(47)	Income tax provision
	$(177)	$(167)	$131	Net income from continuing operations
_________________________
(1)Includes amounts related to natural gas and diesel swaps.
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. The exception to this however, is our Net Investment, Capital Expenditures and Mid West Premium hedge programs in which forward points are excluded from assessment of effectiveness. See AOCI table above for amounts excluded from assessment of effectiveness.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented.

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2023	$(293)	$(5)	$60	$(238)
Other comprehensive (loss) income before reclassifications	(47)	74	(33)	(6)
Amounts reclassified from accumulated other comprehensive loss, net	—	(131)	(6)	(137)
Net current-period other comprehensive loss	(47)	(57)	(39)	(143)
Balance as of March 31, 2024	$(340)	$(62)	$21	$(381)
Other comprehensive loss before reclassifications	(38)	(89)	(14)	(141)
Amounts reclassified from accumulated other comprehensive loss, net	—	167	(3)	164
Net current-period other comprehensive (loss) income	(38)	78	(17)	23
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income (loss) before reclassifications	113	(584)	44	(427)
Amounts reclassified from accumulated other comprehensive loss, net	—	177	(13)	164
Net current-period other comprehensive income (loss)	113	(407)	31	(263)
Balance as of March 31, 2026	$(265)	$(391)	$35	$(621)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of March 31, 2026 and March 31, 2025, we did not have any Level 1 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2026, and March 31, 2025. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	March 31,
	2026		2025
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments
Metal contracts	$197	$(767)	$152	$(62)
Currency exchange contracts	31	(57)	23	(45)
Energy contracts	17	(3)	6	(1)
Interest rate swap contracts	—	(3)	—	(5)
Total level 2 instruments	$245	$(830)	$181	$(113)
Netting adjustment(1)	(188)	188	(59)	59
Total net	$57	$(642)	$122	$(54)
_________________________
(1)Amounts represent the impact of legally enforceable master netting agreements that allow the Company to settle positive and negative positions with the same counterparties.
Novelis has fixed interest-bearing long-term notes receivable in the amount of €39 million ($44 million). The note bears interest at the annual rate of 5% and matures on December 31, 2027, with interest and €0.2 million ($0.2 million) of principle payable semi-annually and the remainder of the principal payable at maturity. This note receivable is not carried at fair value, but we will continue to assess its collectibility on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.
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

	March 31,
	2026		2025
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$6	$6	$3	$3
Total debt — third parties (excluding finance leases and short-term borrowings)	6,572	6,506	5,790	5,652

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
18. OTHER (INCOME) EXPENSES, NET
Other expenses (income), net consists of the following.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
September and November Oswego fires
Fixed asset charges	$36	$—	$—
Inventory charges	1	—	—
Idle fixed costs(1)	115	—	—
Repairs and clean-up costs	251	—	—
Excess costs to fulfill customer contracts(2)	590	—	—
Property insurance recoveries	(78)	—	—
Other	10	—	—
September and November Oswego fires losses, net of recoveries	925	—	—
Sierre flood
Fixed asset charges	—	30	—
Inventory charges	—	12	—
Idle fixed costs(1)	—	20	—
Repairs and clean-up costs	13	37	—
Excess costs to fulfill customer contracts(2)	4	35	—
Property insurance recoveries	(45)	(34)	—
Other	1	5	—
Sierre flood losses, net of recoveries	(27)	105	—
Sierre business interruption insurance recoveries	(41)	(30)	—
September and November Oswego fires business interruption insurance recoveries	(12)	—	—
Currency losses, net(3)	7	7	10
Unrealized losses (gains) on change in fair value of derivative instruments, net(4)	77	(57)	36
Realized losses (gains) on change in fair value of derivative instruments, net(4)	35	97	(80)
Gain on sale of business	(7)	—	—
(Gain) loss on sale or disposal of assets, net	(5)	4	6
Interest income	(20)	(23)	(23)
Non-operating net periodic benefit cost(5)	(5)	—	(3)
Other, net(6)	33	31	32
Other expenses (income), net	$960	$134	$(22)
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
(6)Other, net for fiscal 2026 and 2025, includes $15 million in federal contributions levied in Brazil on remittances of royalties and services to non-residents made by corporate tax payers, which amounted to $11 million in fiscal 2024. Additionally, other, net in fiscal 2025 includes $10 million related to transaction costs for the postponed initial public offering.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September and November Oswego Fires
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
As we continue to assess the physical condition of the plant's assets and continue the efforts to restore operations, we may incur additional losses in future periods. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During the year ended March 31, 2026, the Company recognized property insurance recoveries of $78 million and business interruption recoveries of $12 million related to the September and November Oswego fires, which is recognized within Other (income) expenses, net. We will recognize insurance recoveries related to the impact of the September and November fires at the Oswego plant in future periods when insurance proceeds are realizable.
Sierre Flood
On June 30, 2024, our plant located in Sierre, Switzerland, was impacted by exceptional flooding caused by unprecedented heavy rainfall. There were no injuries, as all employees were safely evacuated; however, water entered the plant premises and plant operations were halted for several weeks. Plant operations fully resumed during fiscal 2025.
During the year ended March 31, 2026, the Company recognized property insurance recoveries of $45 million and business interruption recoveries of $41 million related to the Sierre flood. During the year ended March 31, 2025, the Company recognized property insurance recoveries of $34 million and business interruption recoveries of $30 million related to the Sierre flood.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
19. INCOME TAXES
We are subject to Canadian and U.S. federal, state, and local income taxes as well as other foreign income taxes. The domestic (Canada) and foreign components of our income before income tax provision (and after removing our equity in net loss (income) of non-consolidated affiliates) are as follows.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Domestic (Canada)	$161	$92	$73
Foreign (all other countries)	(143)	747	741
Pre-tax income before equity in net loss (income) of non-consolidated affiliates	$18	$839	$814
The components of our income tax provision are as follows.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Current provision:
Domestic (Canada)	$45	$26	$15
Foreign (all other countries)	149	160	183
Total current	$194	$186	$198
Deferred provision:
Domestic (Canada)	$(46)	$(61)	$13
Foreign (all other countries)	(147)	34	7
Total deferred	$(193)	$(27)	$20
Income tax provision	$1	$159	$218

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

	Fiscal 2026
Effective Tax Rate Reconciliation	Amount (in millions)	Percent
Canada Statutory Tax Rate	$5	25%
State and Local Income Taxes, net	2	11%
Tax credits
Foreign tax credits	(18)	(100)%
Valuation Allowance	(72)	(400)%
Nontaxable or nondeductible items
Imputed income	7	39%
Other	(2)	(11)%
Other Adjustments	1	6%
Foreign Tax Effects
United States
Tax rate differential	31	172%
State and Local Income Taxes, net	(23)	(128)%
Tax credits	(9)	(50)%
Expense (income) items not subject to tax	2	11%
Prior year adjustments	(2)	(11)%
Brazil
Foreign exchange translation and remeasurement	12	68%
Tax rate differential	25	139%
Tax credits	(3)	(17)%
Expense (income) items not subject to tax	(6)	(33)%
Withholding tax expense	29	161%
Germany
Tax rate differential	6	33%
Expense (income) items not subject to tax	2	11%
Valuation Allowance	(1)	(6)%
Legislative changes including enacted tax rates	(17)	(94)%
Prior year adjustments	4	22%
Korea
Tax rate differential	(2)	(11)%
Withholding tax expense	9	50%
Legislative changes including enacted tax rates	2	11%
Nontaxable dividends	(1)	(6)%
China
Expense (income) items not subject to tax	1	6%
Withholding tax expense	9	50%
Valuation Allowance	10	56%
Switzerland
Tax rate differential	(5)	(28)%
Dubai
Tax rate differential	(4)	(22)%
United Kingdom
Tax credits	(1)	(6)%
Valuation Allowance	(1)	(6)%
Italy
Expense (income) items not subject to tax	1	6%
Hong Kong
Prior year adjustments	1	6%
France
Withholding tax expense	1	6%
Other Foreign Jurisdictions	(3)	(16)%
Changes in unrecognized tax benefits	11	62%

Effective Tax Rate	$1	6%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the Canadian statutory tax rates to our effective tax rates are shown below.

in millions, except percentages	Fiscal 2025	Fiscal 2024
Pre-tax income before equity in net loss (income) of non-consolidated affiliates	$839	$814
Canadian statutory tax rate	25%	25%
Provision at the Canadian statutory rate	$210	$204
Increase (decrease) for taxes on income (loss) resulting from:
Exchange translation items	17	5
Exchange remeasurement of deferred income taxes	(7)	1
Change in valuation allowances	(55)	12
Tax credits	(35)	(36)
Expense (income) items not subject to tax	9	(9)
State tax expense, net	(1)	(2)
Enacted tax rate changes	—	1
Tax rate differences on foreign earnings	48	36
Uncertain tax positions	(24)	19
Prior year adjustments	(7)	(18)
Income tax settlements	7	—
Non-deductible expenses and other, net	(3)	5
Income tax provision	$159	$218
Effective tax rate	19%	27%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our effective tax rate differs from the Canadian statutory rate for fiscal 2026 primarily due to the following factors: the results of operations taxed at foreign statutory tax rates that differ from the 25% Canadian tax rate, including withholding taxes; changes to the Brazilian real foreign exchange rate; changes in valuation allowances; and the availability of tax credits.
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
On December 29, 2023, Brazil enacted legislation, effective as of January 1, 2024, that provides that certain tax incentives in Brazil are now subject to corporate income tax and social contribution on gross revenue. Consequently, the company did not consider the deduction of tax incentives for purposes of determining income tax in the fourth quarter of fiscal 2024. The company recorded an income tax deduction for incentives of $13 million in fiscal 2024.
We earn tax credits in a number of the jurisdictions in which we operate. These are primarily composed of foreign tax credits in Canada of $18 million, empire zone credits in New York of $2 million, and R&D credits in the U.S. of $9 million. The impact on our income tax provision of credits during fiscal 2026 was a benefit of $34 million. However, legislation enacted in New York state on March 31, 2014, established a zero percent statutory income tax rate for manufacturers. As a result, the current year empire zone credits in New York are offset with a corresponding valuation allowance of $2 million.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Our deferred income tax assets and deferred income tax liabilities are as follows.

	March 31,
in millions	2026	2025
Deferred income tax assets:
Provisions not currently deductible for tax purposes	$482	$347
Tax losses/benefit carryforwards, net	890	787
Depreciation and amortization	114	91
Other assets	42	38
Total deferred income tax assets	1,528	1,263
Less: valuation allowance	(581)	(628)
Net deferred income tax assets	$947	$635

Deferred income tax liabilities:
Depreciation and amortization	$465	$478
Inventory valuation reserves	184	163
Monetary exchange gains, net	28	25
Other liabilities	50	76
Total deferred income tax liabilities	$727	$742
Net deferred income tax (assets) liabilities	$(220)	$107

ASC 740 requires that we reduce our deferred income tax assets by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that all or a portion of a deferred tax asset will not be realized. After consideration of all evidence, both positive and negative, management concluded that it is more likely than not that we will be unable to realize a portion of our deferred tax assets and that valuation allowances of $581 million and $628 million were necessary as of March 31, 2026, and 2025, respectively.
We continue to maintain valuation allowances in Canada and certain foreign jurisdictions primarily related to tax losses where we believe it is more likely than not that we will be unable to utilize those losses. The following table summarizes changes in the valuation allowances.

in millions	Balance at Beginning of Period	Deductions	Additions	Balance at End of Period
Fiscal 2026	$628	(82)	$35	$581
Fiscal 2025	696	(88)	20	628
Fiscal 2024	711	(28)	13	696

During fiscal 2026, after considering all available evidence, we released an additional $75 million of the Canadian valuation allowance based on the expectation of future profitability.  In addition, we recorded a valuation allowance in China related to a temporary item associated to a future impairment deduction, due to the expectation of net operating losses and the limited five‑year carryforward period of such losses, resulting in an income tax expense of $10 million.
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
As of March 31, 2026, we had net operating loss carryforwards of approximately $729 million (tax effected) and tax credit carryforwards of $160 million, which will be available to offset future taxable income and tax liabilities. The carryforwards will begin to expire in fiscal 2033. As of March 31, 2026, valuation allowances of $359 million, $99 million and $123 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, and Italy.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2025, we had net operating loss carryforwards of approximately $635 million (tax effected) and tax credit carryforwards of $152 million, which will be available to offset future taxable income and tax liabilities. The carryforwards began expiring in fiscal 2025, with some amounts being carried forward indefinitely. As of March 31, 2025, valuation allowances of $431 million, $102 million, and $95 million had been recorded against net operating loss carryforwards, tax credit carryforwards, and other deferred tax assets, respectively, where it appeared more likely than not that such benefits will not be realized. The net operating loss carryforwards are predominantly in Canada, the U.S., Germany, China, and Italy.
Although realization is not assured, management believes it is more likely than not that all the remaining net deferred tax assets will be realized. In the near term, the amount of deferred tax assets considered realizable could be reduced if we do not generate sufficient taxable income in certain jurisdictions.
As of March 31, 2026, we had cumulative earnings of approximately $3 billion for which we had not provided Canadian income tax or withholding taxes because we consider them to be indefinitely reinvested. We acknowledge that we would need to accrue and pay taxes should we decide to repatriate cash and short-term investments generated from earnings of our foreign subsidiaries that are considered indefinitely reinvested. Except for those jurisdictions where we have already distributed and paid taxes on the earnings, we have reinvested and expect to continue to reinvest undistributed earnings of foreign subsidiaries indefinitely. Cash and cash equivalents held by foreign subsidiaries that are indefinitely reinvested are used to cover expansion and short-term cash flow needs of such subsidiaries. The amounts considered indefinitely reinvested would be subject to possible Canadian taxation only if remitted as dividends. However, due to our valuation allowance position of $340 million in Canada, comprised of $216 million of net operating loss carryforwards, exempt surpluses for Canadian tax purposes, $8 million of tax credits, and other deferred tax assets of $116 million, a portion of the cumulative earnings would not be taxed if distributed. Due to the complex structure of our international holdings and the various methods available for repatriation, quantification of the deferred tax liability, if any, associated with these undistributed earnings is not practicable.
Tax Uncertainties
As of March 31, 2026, and 2025, the total amount of unrecognized benefits that, if recognized, would affect the effective income tax rate in future periods based on anticipated settlement dates is $74 million and $68 million, respectively.
Tax authorities continue to examine certain other of our tax filings for the fiscal year ended March 31, 2005, and the fiscal years ended March 31, 2013, through March 31, 2020, as well as for calendar years 2015 through 2024. Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are expected to decrease in the next 12 months as a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities.
Our policy is to record interest and penalties related to unrecognized tax benefits in income tax (benefit) provision on our consolidated statements of operations. As of March 31, 2026, 2025, and 2024, we accrued for interest and penalties of $8 million, $7 million, and $9 million, respectively. During fiscal 2026, we recognized tax expense of $1 million related to changes in accrued interest and penalties. During fiscal 2025, we recognized a tax benefit of $2 million related to changes in accrued interest and penalties. The main driver of the benefit realized in fiscal 2026 was the release of a number of uncertain tax positions due to settlements and statute expirations.
The following table summarizes the changes in unrecognized tax benefits.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Beginning balance of unrecognized tax benefits	$68	$80	$73
Additions based on tax positions related to the current period	5	5	9
Additions based on tax positions of prior years(1)	7	6	12
Reductions based on tax positions of prior years (2)	(5)	(17)	(4)
Settlements (3)	(5)	(6)	(10)
Foreign exchange	4	—	—
Ending Balance of unrecognized tax benefits	$74	$68	$80
_________________________
(1)Additions based on tax positions of prior years in fiscal year 2026 are related to Novelis Germany.
(2)Reductions based on tax positions of prior years in fiscal 2025 includes $12 million for Novelis Germany as a result of tax assessments for fiscal 2014 through fiscal 2016 audit and corresponding appeals and mutual agreement procedures filed.
(3)Settlements in fiscal 2026 are for Aleris Germany and are the result of final audit settlements for years prior to the acquisition of Aleris. Settlements in fiscal 2025 includes $3 million for Germany as a result of tax assessments for fiscal 2013 through 2016 audit. Settlements in fiscal 2024 includes $10 million principal reduction for Aleris Germany as a result of audit settlements for years prior to the acquisition of Aleris.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes Payable
Our accompanying consolidated balance sheets include income taxes payable, net of $81 million and $64 million as of March 31, 2026, and 2025, respectively. Of these amounts, $57 million and $48 million are reflected in accrued expenses and other current liabilities as of March 31, 2026, and 2025, respectively.
The Company implemented the new ASU 2023-09 disclosure guidelines regarding cash taxes paid both in the U.S. and foreign jurisdictions on a prospective basis beginning in the fiscal year ended March 31, 2026 as illustrated below.

	Fiscal 2026
Income Taxes Paid	Amount (in millions)	Percent
Domestic - Federal Tax	$2	1%
Foreign Tax
Brazil	92	51%
Korea	48	27%
China	15	8%
Germany	9	5%
Other Foreign Jurisdictions	14	8%
Total Taxes Paid	$180	100%

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
We are involved in proceedings under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, also known as CERCLA or Superfund, or analogous state provisions regarding our liability arising from the usage, storage, treatment, or disposal of hazardous substances and wastes at a number of sites in the U.S., as well as similar proceedings under the laws and regulations of the other jurisdictions in which we have operations, including Brazil, certain countries in the European Union, and South Korea. Many of these jurisdictions have laws that impose joint and several liability, without regard to fault or the legality of the original conduct, for the costs of environmental, health and safety remediation, natural resource damages, third-party claims, and other expenses. In addition, we are, from time to time, subject to environmental, health and safety reviews and investigations by relevant governmental authorities. For example, Novelis Korea is involved in ongoing proceedings with South Korean authorities related to self-reported manufacturing and production emissions above applicable limits at the Novelis Yeongju facility. The proceedings relate to previous investigations at the facility during which certain emissions amounts were identified as above applicable limits triggering self-reporting, and instances in which reporting by a third-party measuring emissions may have inconsistently reported information to the facility, impacting what was reported to regulators. A portion of the proceedings have been resolved, while certain proceedings with South Korean environmental authorities continue, and the Company has booked a reserve for the matter.
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of March 31, 2026, were $42 million, of which $23 million is associated with undiscounted clean-up costs, $15 million is associated with an environmental reserve, and $4 million is associated with restructuring actions. As of March 31, 2026, $23 million is included in accrued expenses and other current liabilities and the remainder is within other long–term liabilities in our accompanying consolidated balance sheets. As of March 31, 2025, we reported $38 million of total environmental liabilities in our consolidated balance sheet.
Brazil Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for disputes and claims were $40 million and $34 million as of March 31, 2026, and March 31, 2025, respectively. As of March 31, 2026, the $40 million is included in other long–term liabilities in our accompanying consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the consolidated statements of operations.

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
Aluminum Imports Matter
During the second quarter of fiscal 2026, U.S. Customs and Border Protection ("U.S. Customs") issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. The Company disputes this assessment and has started the appeals process. As a result of the classification determination, the Company recognized a cash deposit of approximately $114 million in duties, which are classified in prepaid expenses and other current assets on the consolidated balance sheet as of March 31, 2026, and primarily relate to loss exposure that the Company believes to be remote. Exposure to other potential liabilities arising from this matter is considered remote. Accordingly, no liability has been recorded as of the balance sheet date.

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
Beginning in the first quarter of fiscal 2026, the Company excludes non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette plant.
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

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Selected Segment Financial Information

in millions
Selected Operating Results Fiscal 2026	North America	Europe	Asia	South America	Total
Net sales – third party	$7,864	$4,972	$2,542	$2,592	$17,970
Net sales – intersegment	68	300	888	269	1,525
Total net sales	$7,932	$5,272	$3,430	$2,861	$19,495

Reconciliation of net sales
Other revenues(1)					$464
Elimination of intersegment net sales					(1,525)
Consolidated net sales					$18,434

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$7,171	$4,713	$2,968	$2,246
Selling, general and administrative expenses	279	193	106	84
Other segment items(2)	47	(13)	45	10
Adjusted EBITDA	$435	$379	$311	$521
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

in millions
Selected Operating Results Fiscal 2026	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other(1)	Total
Depreciation and amortization	$261	$185	$102	$91	$639	$(23)	$616
Income tax provision (benefit)	(232)	56	45	98	(33)	34	1
Capital expenditures	2,020	194	76	91	2,381	(38)	2,343

March 31, 2026
Investment in and advances to non–consolidated affiliates	$—	$585	$376	$—	$961	$—	$961
Total assets	9,859	4,835	2,167	2,379	19,240	1,706	20,946

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

in millions
Selected Operating Results Fiscal 2025	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$231	$173	$94	$88	$586	$(11)	$575
Income tax (benefit) provision	4	28	55	99	186	(27)	159
Capital expenditures	1,341	217	105	70	1,733	(44)	1,689

March 31, 2025
Investment in and advances to non–consolidated affiliates	$—	$542	$370	$—	$912	$—	$912
Total assets	6,638	4,303	2,163	2,155	15,259	1,256	16,515

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

in millions
Selected Operating Results Fiscal 2024	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$228	$167	$91	$81	$567	$(13)	$554
Income tax provision	(16)	40	36	92	152	66	218
Capital expenditures	1,039	171	121	76	1,407	(49)	1,358

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
North America	$435	$640	$749
Europe	379	306	321
Asia	311	347	334
South America	521	504	472
Eliminations and Other	(1)	5	(3)
Adjusted EBITDA	$1,645	$1,802	$1,873
Depreciation and amortization	(616)	(575)	(554)
Interest expense and amortization of debt issuance costs	(265)	(275)	(298)
Adjustment to reconcile proportional consolidation(1)	(55)	(47)	(44)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(77)	57	(36)
Realized gains (losses) on derivative instruments not included in Adjusted EBITDA(2)	8	(5)	6
Gain on sale of business	7	—	—
Loss on extinguishment of debt, net	(3)	(7)	(5)
Restructuring and impairment, net	(195)	(53)	(42)
Gain (loss) on sale or disposal of assets, net	5	(4)	(6)
Metal price lag	515	69	(70)
Sierre flood losses, net of recoveries(3)	27	(105)	—
September and November Oswego fires losses, net of recoveries(4)	(925)	—	—
Start-up costs(5)	(38)	—	—
Other, net	(17)	(15)	(6)
Income from continuing operations before income tax provision	$16	$842	$818
Income tax provision	(1)	(159)	(218)
Net income attributable to our common shareholder	$15	$683	$600
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
(4)September and November Oswego fires losses, net of recoveries relate to non-recurring non-operating charges from two significant fires at our Oswego, New York plant. See Note 18 – Other Expenses (Income), Net for additional information about this event.
(5)Start-up costs are related to the construction of a rolling and recycling plant in Bay Minette, Alabama. All of these costs are included in Selling, general and administrative expenses.

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Geographical Area Information
As of March 31, 2026, we had 29 operating facilities in nine countries. Net sales are attributed to geographical areas based on the origin of the sale. Long-lived assets and other intangible assets are attributed to geographical areas based on asset location and exclude investments in and advances to our non-consolidated affiliates and goodwill.
Net sales by geographical area follows.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
United States	$8,200	$7,301	$7,001
Asia and Other Pacific	2,542	2,492	2,345
Brazil	2,592	2,624	2,351
Canada	128	157	154
Germany	4,442	4,114	3,816
Other Europe	530	461	543
Net sales	$18,434	$17,149	$16,210
Long-lived assets and other intangible assets by geographical area follows.

	March 31,
	2026			2025
in millions	Long-lived assets(1)	Other intangible assets	Total	Long-lived assets(1)	Other intangible assets	Total
United States	$6,006	$351	$6,357	$4,102	$407	$4,509
Asia and Other Pacific	698	27	725	756	24	780
Brazil	824	2	826	828	3	831
Canada	50	—	50	51	—	51
Germany	521	45	566	479	53	532
Other Europe	712	17	729	635	22	657
Long-lived assets and other intangible assets	$8,811	$442	$9,253	$6,851	$509	$7,360
_________________________
(1)As of March 31, 2026 and 2025, long-lived assets consist of property, plant and equipment, net.

Information about Product Sales, Major Customers, and Primary Supplier
Product Sales
The following table displays our net sales by product end market.

in millions	Fiscal 2026	Fiscal 2025	Fiscal 2024
Beverage packaging(1)	$10,038	$8,919	$7,626
Specialty	3,959	3,911	4,062
Automotive	3,707	3,637	3,838
Aerospace and industrial plate	730	682	684
Net sales	$18,434	$17,149	$16,210
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

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Ball	18%	17%	14%

Novelis Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Primary Supplier
Rio Tinto is our primary supplier of metal inputs, including prime and sheet ingot. The table below shows our purchases from Rio Tinto as a percentage of our total combined metal purchases.

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Purchases from Rio Tinto as a percentage of total combined metal purchases	6%	9%	9%

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
As required by the SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. This evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer. Based on this evaluation, our management, including our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Management's Report on Internal Control over Financial Reporting
The report of management on our internal control over financial reporting as of March 31, 2026 is set forth in Part II, Item 8. Financial Statements and Supplementary Data in this report and is incorporated by reference to this Item 9A.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our Directors
Our Board of Directors is currently comprised of eight directors. All our directors were appointed by our sole shareholder, Hindalco. Our directors' terms will expire at each annual shareholder meeting, provided that if an election of directors is not held at an annual shareholder meeting, the directors then in office shall continue in office or until their successors shall be elected. Biographical details for each of our directors set forth below are as of May 18, 2026.

Name	Director Since	Age	Position
Kumar Mangalam Birla	May 15, 2007	58	Chairman of the Board
Gary Comerford(2)	February 7, 2020	76	Director
Dr. Thomas M. Connelly, Jr.(1)(2)	February 7, 2020	73	Director
Satish Pai(1)	August 6, 2013	64	Director
Vikas Sehgal	February 7, 2020	51	Director
Donald A. Stewart	May 15, 2007	79	Director
Praveen Maheshwari(1)(2)	May 9, 2023	65	Director
Steven Fisher	November 6, 2023	55	President, Chief Executive Officer and Director
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
Donald A. Stewart has been a director since 2007 and previously served as Chairman of the Audit Committee from May 2017 to December 2025. He was Chairman & CEO of Sun Life Assurance Company of Canada and oversaw the initial public offering of Sun Life Financial Inc. on the New York Stock Exchange. He has been a director of multiple boards in Canada, the U.S., the U.K., and India. Mr. Stewart is a former Chief Actuary of Sun Life, a current Fellow of the Institute and Faculty of Actuaries in the U.K. and brings extensive financial management and operating experience to the Board.
Praveen Maheshwari has been a director since 2023 and serves as a member of the Compensation Committee and as the Chairman of the Audit Committee. Mr. Maheshwari is the former Chief Financial Officer of Hindalco serving in that role since December 2011 and currently serves as Advisor to the Managing Director of Hindalco Industries Limited. Mr. Maheshwari has also been a Whole Time Director of Hindalco since May 2016. Prior to joining Hindalco, Mr. Maheshwari was the Group CFO and Executive Director (Finance) at Bharat Forge, part of the Kalyani Group, an Indian conglomerate in the steel forging industry. Mr. Maheshwari has work experience of more than four decades in various roles in different manufacturing companies and consulting firms in India. Mr. Maheshwari is a rank-holder chartered accountant from the Institute of Chartered Accountants of India and holds a post-graduate diploma in management from The Indian Institute of Management, Ahmedabad. He also has been a director on the board of directors of Utkal Alumina International Limited, a subsidiary of Hindalco.
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

Our Executive Officers
The following table sets forth information for persons serving as executive officers of our Company. Biographical details for each of our executive officers set forth below are as of April 30, 2026.

Name	Age	Position
Steven Fisher	55	President and Chief Executive Officer
Devinder Ahuja	60	Executive Vice President and Chief Financial Officer
Greg Schlicht	58	Executive Vice President and President, Novelis North America
Emilio Braghi	58	Executive Vice President, Chief Operating Officer and President, Novelis Europe
Michael Waelchli	44	Executive Vice President and President, Novelis Asia
Roberta Soares	47	Senior Vice President and President, Novelis South America
Chirag Shah	49	Interim Chief Legal Officer and Secretary
Stephanie Rauls	57	Senior Vice President, Deputy Chief Financial Officer and Chief Accounting Officer
H.R. Shashikant	63	Executive Vice President and Chief Human Resources Officer
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
Greg Schlicht has served as Executive Vice President and President, Novelis North America since September 2025. In this role, Mr. Schlicht is responsible for all facets of the business in the region. Prior to being appointed to his current position, Mr. Schlicht served as Interim Vice President of Commercial for Novelis North America and Chief Commercial Officer of Novelis Inc. Before this, Mr. Schlicht served as Senior Vice President, Global Beverage Packaging Sales, for four years. In this role, he led the global beverage packaging business strategy; coordinated global strategy for key accounts; and drove commercial, technical and innovation excellence for beverage packaging. From 2015 to 2021, Mr. Schlicht was Vice President of Strategy, Corporate Development & Sustainability, leading strategic transactions, the annual strategic planning process, and risk management and competitive intelligence activities, along with establishing sustainability targets aligned to customer needs. Mr. Schlicht joined the company in November 2009 in the Legal department as Assistant General Counsel – Mergers, Divestitures & Acquisitions. He came to Novelis from Algenol Biofuels where he served as Senior Vice President, Business Development and General Counsel from 2007 to 2009. Prior to that, he served as Senior Vice President, General Counsel and Corporate Secretary for VeraSun Energy Corporation, a NYSE-listed producer of ethanol. He is also a member of the board of directors of Atlanta Habitat for Humanity. Mr. Schlicht earned his B.S.B.A. in Finance from the University of Missouri-Columbia and received his J.D. from the University of Missouri-Kansas City.
Emilio Braghi is our Chief Operating Officer and President, Novelis Europe and previously served as our Executive Vice President and President, Novelis Europe, since September 2016. Prior to that, he served as Vice President, Operations, Novelis North America, since February 2015. Mr. Braghi joined Novelis in 1999 as Sales Manager, Europe. During his tenure, he has taken on many leadership roles of increasing responsibility and moved into his first general management role in 2006, when he was named head of Novelis' business in Italy. Mr. Braghi went on to hold multiple general management leadership positions with Novelis' Litho and Painted Products value streams in Europe, directing both commercial and operational activities before joining the Asia leadership team in March 2012 as Vice President of Operations. In addition, Mr. Braghi serves as Chairman of the European Aluminum industry association. Mr. Braghi holds a degree in engineering and industrial production technologies from Politecnico di Milano in Milan, Italy.

Michael Walchli has served as our Executive Vice President and President, Novelis Asia since February 2026. In this role, he is responsible for leading the overall strategy for Novelis’ Asia business, with responsibility for supply chain, operations and sales for all end-product markets. Previously, Michael held the position of Chief Manufacturing Officer at Novelis, Inc. from April 2023 to January 2026 and chaired the Novelis Manufacturing Council. His oversight included key areas such as EHS, operational excellence, capital expenditure management, engineering and automation, and process technology innovation. Michael joined Novelis in 2015 in the European Strategy team. He later served as Plant Manager for the Sauerland plants in Ohle and Lüdenscheid before being named Technical Managing Director of Alunorf, a joint venture between Novelis and Speira GmbH, from 2018 to 2022. Prior to Novelis, Michael spent six years as a consultant with McKinsey & Company where he worked on client engagements in North America, Europe, and Southeast Asia. Michael holds a master’s degree in finance from the University of St. Gallen in Switzerland and an MBA from the University of Cambridge.
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
Chirag Shah has served as Interim Chief Legal Officer and Secretary since January 2026, and he is responsible for leading Novelis’ global legal, compliance, and security functions. Mr. Shah joined Novelis in May 2011, and over the course of his tenure at Novelis, he has held leadership roles within the legal department overseeing corporate finance, securities, governance, intellectual property, contracts management, risk management, corporate secretarial matters, and mergers, acquisitions and divestitures. Prior to becoming Interim Chief Legal Officer, Chirag advanced through increasingly senior roles at Novelis, from Assistant General Counsel to Deputy General Counsel to General Counsel. Prior to joining Novelis, Chirag served as a corporate associate at King & Spalding LLP in Atlanta, and he began his legal career as a corporate associate at Troutman Pepper Locke LLP in Houston. Chirag holds dual bachelor’s degrees in finance and economics from The University of Tennessee, and a Juris Doctor degree from Vanderbilt University
Stephanie Rauls has served as our Senior Vice President, Deputy Chief Financial Officer, and Chief Accounting Officer since February 2016. Ms. Rauls previously served as our Vice President of Global Tax since December 2013. Prior to joining Novelis, Ms. Rauls was Vice President, Tax at Wal-Mart Stores, Inc., from 2011 to 2013, and prior to that, she was employed by GE Healthcare as a tax director from 2002 to 2011. Before joining GE Healthcare, Ms. Rauls was employed by KPMG LLP from 1994 to 2002. She earned a Bachelor of Business Administration in accounting from the University of Wisconsin-Madison and a Juris Doctor from Valparaiso University School of Law. Ms. Rauls is a Certified Public Accountant.
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
Audit Committee and Financial Experts
Messrs. Maheshwari, Comerford, and Connelly are the members of the Audit Committee. Mr. Maheshwari has been identified as an "audit committee financial expert" as that term is defined in the rules and regulations of the SEC.
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
Code of Conduct and Guidelines for Ethical Behavior
Novelis has adopted a Code of Conduct which applies to all employees, executive officers, directors and anyone conducting business on behalf of Novelis. The Code of Conduct provides a guide to ethical behavior and outlines Novelis' expectations for employees conducting business on behalf of Novelis. Copies of the Code of Conduct are available on our website at www.novelis.com. We will promptly disclose any future amendments to these codes on our website as well as any waivers from the Code of Conduct for executive officers and directors. Copies of the Code of Conduct are also available in print from our Corporate Secretary upon request.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
We maintain various policies and procedures that govern related party transactions. Pursuant to our Code of Conduct, employees, executive officers, and directors of the Company must avoid any action that creates or appears to create a conflict of interest between their own interest and the interest of the Company. When conducting business, employees, executive officers and directors have an obligation to act in the best interest of the Company and not for the benefit of themselves, or their family members or friends. This policy is available on our website at www.novelis.com. In addition, we have enacted procedures to monitor related party transactions by identifying possible related parties through questions in our director and officer questionnaires, determining whether we receive payments from or make payments to any of the identified related parties, and if we determine payments are made or received, researching the nature of the interactions between the Company and the related parties and ensuring that the related person does not have an interest in the transaction with the Company. The Audit Committee is responsible for reviewing material related party transactions that involve the Company, one of our directors or executive officers, or any of their immediate family members.
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

Item 14. Principal Accountant Fees and Services.
The following table shows fees and expenses billed to the Company by PricewaterhouseCoopers LLP during fiscal 2026 and fiscal 2025.

in millions	Fiscal 2026	Fiscal 2025
Audit fees(1)	$10.2	$9.0
All Other Fees(2)	0.5	0.3
Total	$10.7	$9.3
_________________________
(1)Represent fees for professional services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-Qs, and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements for those fiscal periods.
(2)In fiscal years ended March 31, 2026 and March 31, 2025, these fees included attest services performed over the Company's sustainability efforts and related reporting, as well as for services not included in the Audit, Audit Related, or Tax categories.
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

Item 15. Exhibits and Financial Statement Schedules.
1.Financial Statements
The following financial statements are set forth in Item 8 hereof:
•Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
•Consolidated Statements of Operations for fiscal 2026, fiscal 2025, and fiscal 2024
•Consolidated Statements of Comprehensive Income (Loss) for fiscal 2026, fiscal 2025, and fiscal 2024
•Consolidated Balance Sheets as of March 31, 2026 and March 31, 2025
•Consolidated Statements of Cash Flows for fiscal 2026, fiscal 2025, and fiscal 2024
•Consolidated Statements of Shareholder's Equity for fiscal 2026, fiscal 2025, and fiscal 2024
•Notes to the Consolidated Financial Statements
2.Financial Statement Schedules
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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))
3.3	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
3.4	Certificate and Articles of Amendment, dated May 24, 2024 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 10-K/A filed on June 24, 2024 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
4.2
Indenture relating to the 4.750% Senior Notes due 2030, dated January 16, 2020, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature page thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 16, 2020 (File No. 001-32312))

4.3
Indenture relating to the 3.375% Senior Notes due 2029, dated March 31, 2021, between Novelis Sheet Ingot GmbH, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Deutsche Trustee Company Limited, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 31, 2021 (File No. 001-32312))

4.4
Indenture relating to the 3.250% Senior Notes due 2026, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.5
Indenture relating to the 3.875% Senior Notes due 2031, dated August 11, 2021, between Novelis Corporation, as issuer, Novelis Inc., as guarantor, the subsidiary guarantors named on the signature pages thereto and Regions Bank as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 11, 2021 (File No. 001-32312))

4.6
Indenture relating to the 6.875% Senior Notes due 2030, dated as of January 13, 2025, among Novelis Corporation, the Company, the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 14, 2025 (File No. 001-32312))

4.7
Indenture relating to the 6.375% Senior Notes due 2033, dated as of August 18, 2025, among Novelis Corporation, Novelis Inc., the subsidiary guarantors named on the signature pages thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 19, 2025 (File No. 001-32312))

4.8
Loan Agreement, dated as of June 1, 2025, between Novelis Corporation and The Industrial Development Authority of Baldwin County (incorporated by reference to Exhibit 4.1 to our current Report on Form 8-K filed on June 17, 2025 (File No. 001-32312))

4.9
Guaranty Agreement, dated as of June 17, 2025, by the guarantors named therein, in favor of Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to our current Report on Form 8-K filed on June 17, 2025 (File No. 001-32312))

4.10
Loan Agreement, dated as of September 1, 2025, between Novelis Corporation and The Industrial Development Authority of Baldwin County (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 18, 2025 (File No. 001-32312))

4.11
Guaranty Agreement, dated as of September 18, 2025, by the guarantors named therein, in favor of Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 18, 2025 (File No. 001-32312))

4.12
Loan Agreement, dated as of March 1, 2026, between Novelis Corporation and The Industrial Development Authority of Baldwin County (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 10, 2026 (File No. 001-32312))

4.13
Guaranty Agreement, dated as of March 6, 2026, by the guarantors named therein, in favor of Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on March 10, 2026 (File No. 001-32312))

10.1*
Form of Indemnity Agreement between Novelis Inc. and Members of the Board of Directors of Novelis Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 21, 2007 (File No. 001-32312))

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

10.5*
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

10.7*#	Amendment to Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of June 25, 2018.
10.8
Credit Agreement, dated as of March 11, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent ((incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on May 12, 2025 (File No. 001-32312))

10.9
Amendment No. 1 to Credit Agreement, dated as of September 16, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on November 4, 2025 (File No. 001-32312)).

10.10
Amendment No. 14 to Second Amended and Restated Credit Agreement, dated as of March 11, 2025, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender ((incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on May 12, 2025 (File No. 001-32312))

10.11*#
Amendment No. 15 to Second Amended and Restated Credit Agreement, dated as of February 19, 2026, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.12*	Novelis Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.13*	Novelis Inc. Change in Control Executive Severance Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 26, 2024 (File No. 001-32312))
10.14*#	Novelis 2026 Annual Incentive Plan
10.15*#	Novelis 2026 Long-Term Incentive Plan
10.16*	Novelis 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K/A filed on June 25, 2025 (File No. 001-32312))
10.17*	Novelis 2024 Executive Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 11, 2026 (File No. 001-32312))
10.18*	Novelis 2023 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K/A filed on June 16, 2023 (File No. 001-32312))
10.19*#	Form of 2026 Long-Term Incentive Plan Stock Appreciation Rights Grant Notice
10.20*#	Form of 2026 Long-Term Incentive Plan Performance Unit Grant Notice
10.21*#	Form of 2026 Long-Term Incentive Plan Restricted Stock Unit Grant Notice
10.22*
Novelis Supplementary Pension Plan dated January 1, 2024 (Executive level plan for the benefit of Emilio Braghi) (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K/A filed on June 25, 2025 (File No. 001-32312)).

16.1	Letter from PricewaterhouseCoopers LLP dated December 12, 2025 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on December 12, 2025 (File No. 001-32312)).
97	Novelis Inc. Clawback Policy dated as of June 23, 2024* ((incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K filed on May 12, 2025 (File No. 001-32312))
21.1	List of Subsidiaries of Novelis Inc.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	May 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven Fisher	(Principal Executive Officer and Director)	Date: May 19, 2026
Steven Fisher

/s/ Devinder Ahuja	(Principal Financial Officer)	Date: May 19, 2026
Devinder Ahuja

/s/ Stephanie Rauls	(Principal Accounting Officer)	Date: May 19, 2026
Stephanie Rauls

/s/ Kumar Mangalam Birla	(Chairman of the Board of Directors)	Date: May 19, 2026
Kumar Mangalam Birla

/s/ Gary Comerford	(Director)	Date: May 19, 2026
Gary Comerford

/s/ Dr. Thomas M. Connelly, Jr.	(Director)	Date: May 19, 2026
Dr. Thomas M. Connelly, Jr.

/s/ Satish Pai	(Director)	Date: May 19, 2026
Satish Pai

/s/ Vikas Sehgal	(Director)	Date: May 19, 2026
Vikas Sehgal

/s/ Donald A. Stewart	(Director)	Date: May 19, 2026
Donald A. Stewart

/s/ Praveen Maheshwari	(Director)	Date: May 19, 2026
Praveen Maheshwari