Form 10-K/A
period 2026-03-31
Novelis Inc.
filed 2026-06-17
CIK 1304280

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
As of June 16, 2026, the registrant had 606,333,333 common shares outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of Novelis Inc. ("we," "our," "us," "Company," and "Novelis") for the year ended March 31, 2026 that was originally filed with the Securities and Exchange Commission (the "SEC") on May 19, 2026 (the "Original Filing"), and is being filed to provide the information required by Item 11 of Part III. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Accordingly, we hereby amend and restate in its entirety Item 11 of Part III of the Original Filing. Additionally, this Amendment amends Item 9B of the Original Filing to include recent material events as disclosed herein but otherwise does not modify or update any other disclosures in Item 9B in the Original Filing. Capitalized terms not otherwise defined in this Amendment shall have the same meanings assigned to such terms in the Original Filing.
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

TABLE OF CONTENTS

PART II
Item 9B. Other Information.	3

PART III
Item 11. Executive Compensation.	4

PART IV
Item 15. Exhibits and Financial Statement Schedules.	23

SIGNATURES	26

TABLE OF CONTENTS

PART II
Item 9B. Other Information.
Cash Award Agreements
On June 11, 2026, at the recommendation of the Compensation Committee, the Board approved cash award agreements (the "Award Agreements") for (i) the Company's Chief Financial Officer, Devinder Ahuja, in the amount of $1,429,000, and (ii) the Company's Chief Operating Officer, Emilio Braghi, in the amount of CHF 912,000. These cash awards will be paid in three approximately equal installments on January 30 of each of 2027, 2028 and 2029.
Pursuant to the terms of each Award Agreement, if the executive separates from the Company for any reason prior to January 30, 2029, such executive will forfeit any unpaid portion due under the applicable Award Agreement and will be required to repay any amounts previously received thereunder; provided, however, that no repayment will be required if the executive is terminated without cause, resigns for good reason or retires, in each case, subject to the terms of the applicable Award Agreement.
The foregoing description of each Award Agreement is only a summary and is qualified in its entirety by reference to the Award Agreements, copies of which are attached as Exhibits 10.26 and 10.27 hereto and incorporated herein by reference.

PART III
Item 11. Executive Compensation.
Compensation Discussion & Analysis
This section provides a discussion of the background and objectives of our compensation programs for our named executive officers. Our named executive officers are determined in accordance with rules of the SEC.

Named Executive Officer	Title
Steven Fisher	President and Chief Executive Officer
Devinder Ahuja	Executive Vice President, Chief Financial Officer
Cary Chenanda(1)	Former Executive Vice President and President, Novelis North America
Emilio Braghi	Executive Vice President, Chief Operating Officer and President, Novelis Europe
Michael Waelchli(2)	Executive Vice President and President, Novelis Asia
HR Shashikant	Executive Vice President and Chief Human Resources Officer
_______________________
(1)On September 7, 2025, Mr. Chenanda separated from the Company.
(2)Mr. Waelchli was appointed as Executive Vice President and President, Novelis Asia on February 1, 2026.
Compensation Committee and Role of Management
The Compensation Committee (the "Compensation Committee") of our Board of Directors (the "Board") is primarily responsible for reviewing and approving, and recommending that the Board approve as described below, compensation programs for our named executive officers and making decisions regarding specific compensation to be paid or awarded to them. The Compensation Committee acts pursuant to a charter approved by the Board. Our Chief Human Resources Officer serves as the primary management liaison officer for the Compensation Committee. Our human resources and legal departments provide assistance to the Compensation Committee in the administration of the Compensation Committee's responsibilities.
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
The Compensation Committee (1) meets annually and reviews prior year performance and approves, and recommends that the Board approve, the distribution of short-term incentive and long-term incentive earned payouts, if any, for the prior year, (2) reviews and approves base pay and short-term incentive targets for executives for the current year, and (3) recommends to the Board the form of long-term incentive award vehicles and vesting performance criteria for the current cycle of the program. The Compensation Committee may employ alternative practices when appropriate under the circumstances. Based on these recommendations, the Board annually reviews and approves the foregoing compensation matters. Throughout the following discussions, any references to the Compensation Committee having reviewed, approved or awarded any awards, grants or amounts shall be included to mean the Board's review, approval and award as appropriate.
During fiscal 2026, the Compensation Committee engaged Willis Towers Watson as its independent third-party compensation consultant to provide advice and support with respect to compensation-related matters. In addition, management engaged Mercer LLC (a global human resource consulting firm) to evaluate and benchmark our executive compensation program, and management shared Mercer's analysis with the Compensation Committee. Management also routinely reviews compensation surveys and other materials published by other leading global human resources consulting firms to help ensure internal equity and external competitiveness of pay opportunities based on the scope and complexity of executive roles.

For executive compensation benchmarking purposes, the Compensation Committee focuses on companies in the materials and industrials sectors having annual revenues of .5x to 2x the typical annual revenue of the Company. The companies that comprise our peer group may change from year to year as a result of merger and acquisition activity or changes in revenues of these companies and other companies in the relevant sectors. The peer group considered in management's most recent compensation competitive analysis in fiscal 2026 consisted of the following companies. This group was updated to include Parker-Hannifin Corporation after United States Steel Corporation was acquired during the past fiscal year.

Air Products and Chemicals, Inc.	Crown Holdings, Inc.	PPG Industries, Inc.
Alcoa Corporation	Eastman Chemical Company	Reliance, Inc.
Ball Corporation	International Paper Company	Steel Dynamics, Inc.
Cleveland-Cliffs Inc.	Nucor Corporation	The Sherwin-Williams Company
Commercial Metals Company	Parker-Hannifin Corporation	Trane Technologies PLC

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
•A Substantial Portion of Total Direct Compensation Should be at Risk Because it is Performance-Based: We believe an executive's compensation should be linked directly to the Company's financial performance and each individual's personal contribution. Consequently, a substantial portion of an executive's total direct compensation should be at risk, with amounts that are paid dependent on actual performance against both the pre-established objectives for the individual executive and the financial objectives of the Company. The portion of an individual's total direct compensation that is based upon these performance objectives and financial goals should increase as the individual's business responsibilities and job scope increase. Additionally, performance that exceeds target goals should be appropriately rewarded and aligned with prevalent market practices. The portion of total direct compensation that is at risk is:
◦87% for the CEO; and
◦65% on average for the other named executive officers.

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
◦70% for the CEO; and
◦42% on average for the other named executive officers.
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

Our Compensation Committee and Board, after input from management, typically approve our fiscal year Annual Incentive Plan ("AIP") targets during the first quarter of the fiscal year and communicate the approved plan to eligible participants. The performance benchmarks historically have been tied to four key metrics: (1) the Company's Adjusted EBITDA; (2) the Company's Adjusted Free Cash Flow; (3) the Company's global safety record; and (4) the executive's individual performance in recognition of each individual's unique job responsibilities and annual objectives. For fiscal 2026, the Compensation Committee and the Board approved these four key metrics for the 2026 AIP.

For Mr. Braghi, the threshold, target and maximum payout for each AIP metric for fiscal 2026 were as follows:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA(1)	50%	75%	40%	100%	100%	115%	200%
Adjusted Free Cash Flow(2)	40%	75%	40%	100%	100%	140%	200%
Global Safety(3)	10%	n/a	50%	100%	100%	n/a	200%
Individual Performance Multiplier			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)"Adjusted EBITDA" means Adjusted EBITDA as used in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow. For further discussion regarding, and a reconciliation of Adjusted EBITDA to Net Income Attributable to our Common Shareholder, please see pages 53, 54, 128 and 129 of our Annual Report on Form 10-K as filed with the SEC on May 19, 2026.
(2)"Adjusted Free Cash Flow" means Adjusted Free Cash Flow as used in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, before capital expenditures, working capital financing and other adjustments as determined by the Compensation Committee. For further discussion regarding, and a reconciliation of Adjusted Free Cash Flow to the applicable GAAP financial measure, please see pages 46 and 54 of our Annual Report on Form 10-K as filed with the SEC on May 19, 2026.
(3)"Global Safety" is based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. For fiscal 2026, the threshold DAFW was set at 0.18, the target was set at 0.12, and the maximum was set at 0.08.
In addition to the above metrics, for fiscal 2026, the Compensation Committee and the Board approved an additional metric tied to project milestones for individuals who have significant oversight over the process of building a greenfield rolling and recycling facility in Bay Minette, Alabama (the "Bay Minette project"). Messrs. Fisher, Ahuja and Shashikant were part of the Steering Committee for the Bay Minette project. Mr. Waelchli was part of the Steering Committee until moving to his new assignment as President, Novelis Asia on February 1, 2026. Mr. Chenanda was part of the Steering Committee until separating from the Company on September 7, 2025. These project milestones comprised 20% of their fiscal 2026 AIP goals. Adjusted EBITDA, Adjusted Free Cash Flow and Global Safety as discussed above comprised 80% of their fiscal 2026 AIP goals and the weighting for these measures have been adjusted accordingly.
For Messrs. Fisher, Ahuja, Chenanda, Waelchli and Shashikant, the threshold, target and maximum payout for each AIP metric for fiscal 2026 were as follows. For Mr. Waelchli, as noted in footnote (5) below, the Bay Minette Milestones metric was prorated due to his Steering Committee membership change:

Measure	Weighting	Threshold		Target		Maximum
		% of Target	Payout	% of Target	Payout	% of Target	Payout
Adjusted EBITDA(1)	39%	75%	40%	100%	100%	115%	200%
Adjusted Free Cash Flow(2)	31%	75%	40%	100%	100%	140%	200%
Global Safety(3)	10%	n/a	50%	100%	100%	n/a	200%
Bay Minette Milestones(4)(5)	20%	—	—	—	—	—	—
Individual Performance Multiplier(6)			Varies between 0% and 125%, based on the individual's annual rating
________________________
(1)"Adjusted EBITDA" means Adjusted EBITDA as used in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, reduced by the impact from re-measuring to current exchange rates any monetary assets and liabilities which are denominated in a currency other than the functional currency of the reporting unit, net of realized and unrealized derivative instruments, and adjusted by the impact on cost of working capital management activities to the extent caused by any excess or shortfall of Adjusted Free Cash Flow. For further discussion regarding, and a reconciliation of Adjusted EBITDA to Net Income Attributable to our Common Shareholder, please see pages 53, 54, 128 and 129 of our Annual Report on Form 10-K as filed with the SEC on May 19, 2026.
(2)"Adjusted Free Cash Flow" means Adjusted Free Cash Flow as used in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, before capital expenditures, working capital financing and other adjustments as determined by the Compensation Committee. For further discussion regarding, and a reconciliation of Adjusted Free Cash Flow to the applicable GAAP financial measure, please see pages 46 and 54 of our Annual Report on Form 10-K as filed with the SEC on May 19, 2026.
(3)"Global Safety" is based on the metric of days away from work (DAFW), which is based on a standard OSHA calculation. For fiscal 2026, the threshold DAFW was set at 0.18, the target was set at 0.12, and the maximum was set at 0.08.
(4)The Bay Minette milestones relate to construction, hiring and training, core process readiness and the supporting functions plan, each of which has its own threshold, target, and maximum opportunity. The specific targets, which were established at ambitious levels, and actual levels of achievement for the Bay Minette milestones are not disclosed because they are not otherwise publicly disclosed, are competitively sensitive, and disclosure could result in competitive harm.
(5)Mr. Waelchli's AIP target was prorated based on his previous position as Chief Manufacturing Officer and Bay Minette Steering Committee member for which the Bay Minette milestones metric applied and his new assignment as President, Novelis Asia, on February 1, 2026, after which the Bay Minette project milestones no longer applied.

(6)Individuals on the Steering Committee are subject to both the regular AIP metrics and the AIP metrics modified for Bay Minette milestones. The payout to such individuals under the AIP will be limited to the maximum payout under the regular AIP.

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
For fiscal 2026, the Company met the threshold for Adjusted EBITDA and Global Safety. However, the Company did not meet the threshold for Adjusted Free Cash Flow, resulting in no payout under that AIP metric for fiscal 2026.
The table below displays the 2026 AIP performance metrics and actual performance for Mr. Braghi and his weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Payout Percentage	Weighted Payout
Adjusted EBITDA	50%	$1,904	$1,731	91%	76%	38%
Adjusted Free Cash Flow	40%	$1,155	$514	45%	—%	—%
Global Safety(1)	10%	0.12	0.10	150%	—%	—%
Total Performance Score						38%
________________________
(1)For all named executive officers, payout for the entire global safety performance metric will be 0% if a fatality occurs during the fiscal year. There was a fatality during fiscal 2026 so they received no payout for the Global Safety measure.
The table below displays the 2026 AIP performance objectives for Messrs. Fisher, Ahuja, Chenanda, Waelchli and Shashikant, including the additional Bay Minette project milestones metric, and their weighting, targeted performance and actual performance, which for Adjusted EBITDA and Adjusted Free Cash Flow are shown in millions.

Measure	Weighting	Targeted Performance	Actual Performance	Achievement Percentage	Payout Percentage	Weighted Payout
Adjusted EBITDA	39%	$1,904	$1,731	91%	76%	30%
Adjusted Free Cash Flow	31%	$1,155	$514	45%	—%	—%
Global Safety(1)	10%	0.12	0.10	150%	—%	—%
Bay Minette Milestones(2)	20%	—	—	—	—	—
Total Performance Score(3)						38%
________________________
(1)For all named executive officers, payout for the entire global safety performance metric will be 0% if a fatality occurs during the fiscal year. There was a fatality during fiscal 2026 so they received no payout for the Global Safety measure.
(2)As noted above, the performance levels achieved with respect to the Bay Minette milestones are not disclosed because they are not otherwise publicly disclosed, are competitively sensitive, and disclosure could result in competitive harm.
(3)Individuals on the Steering Committee are subject to both the regular AIP metrics and the AIP metrics modified for Bay Minette milestones. The payout to such individuals under the AIP will be limited to the maximum payout under the regular AIP.
Individual Performance Multiplier. Individual performance multipliers under the 2026 AIP were determined based on the Compensation Committee's and Board's assessment of each named executive officer's performance towards the Company's annual strategic priorities (including Vision 3x30 objectives), safety and EHS priorities, and individual goals aligned with each officer's area of responsibility.
The "2026 AIP Payout" column in the table below shows the final amounts paid under our 2026 AIP (based on final business performance score and individual performance multipliers), which are also shown in the Summary Compensation Table.

Name	Target Incentive as Percentage of Salary	Target Incentive ($)	Total Business Performance Score(1)	Payout Before Individual Multiplier	Individual Performance Multiplier	2026 AIP Payout ($)
Steven Fisher	140%	1,797,166	38%	681,126	100%	681,126
Devinder Ahuja	85%	656,506	38%	248,816	100%	248,816
Cary Chenanda(2)	70%	362,250	38%	137,293	n/a	45,101
Emilio Braghi	65%	447,683	38%	169,673	100%	169,673
Michael Waelchli(3)	60%	221,395	38%	83,910	100%	83,910
HR Shashikant	60%	387,018	38%	146,680	100%	146,680
________________________
(1)The business performance score for Messrs. Fisher, Ahuja, Chenanda, Waelchli and Shashikant includes the additional Bay Minette project milestones.
(2)Mr. Chenanda's payout is prorated based on number of days worked during the performance period and his individual performance multiplier.
(3)Mr. Waelchli's AIP Target Incentive reflects the prorated amount based on his current assignment as President of Novelis Asia and his previous assignment as Chief Manufacturing Officer and member of the Bay Minette Steering Committee.
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
The Company maintains a long-term incentive plan (the "LTIP"). In prior fiscal years, the Compensation Committee determined that LTIP payouts should be tied equally to Hindalco stock performance (Hindalco stock appreciation rights or "Hindalco SARs" and Hindalco restricted stock units or "Hindalco RSUs") and to Novelis-specific performance units that are eligible to vest over a three-year performance cycle ("Novelis PUs"). For fiscal 2026, as more fully described below, the Compensation Committee approved a one-time design change which included a shift of 10% of the Novelis PUs weighting to Hindalco RSUs and an opportunity for an accelerated payout of one-third of the PUs after the first fiscal year in the performance period.

Long-Term Incentive Type	Weighting	Performance Measure	Vesting Schedule	Vesting Threshold	Maximum
Hindalco SARs	20%	Hindalco Share Price	3 year pro rata	Must achieve 75% of EBITDA	300%
Hindalco RSUs	40%	Hindalco Share Price	3 year pro rata	None	300%
Novelis PUs	40%	Return on Capital Employed ("ROCE") and Net Income	3 year cliff vest with the opportunity for an accelerated payout of 1/3 of the PUs after 1 year	50%	200%
Hindalco SARs. Hindalco SARs have historically comprised 20% of the executive's LTIP award and vest at the rate of 33% per year, subject to the executive's continued service on each vesting date (with certain exceptions) and achievement of an annual performance target. The annual performance target serves as a minimum threshold for vesting each year, and is satisfied if the Company achieves 75% of the respective annual operating adjusted EBITDA target established by the Board. The Company achieved the annual performance target for fiscal 2025 and, accordingly, the third, second and first tranche of each of the fiscal 2023, 2024 and 2025 Hindalco SARs were eligible to vest subject to the other terms and conditions of the awards. Each Hindalco SAR is settled in cash at the time of exercise based on the appreciation in value of one Hindalco share from the date of award through the date of exercise, based on the closing price of a Hindalco share, as published by the National Stock Exchange (NSE) on the exercise date. Payout of Hindalco SARs upon exercise is limited to three times the award value as of the date of grant. Except as provided below, a participant may exercise a vested Hindalco SAR that is in the money before the end of the term, and a vested Hindalco SAR for U.S. taxpayers will automatically be exercised when the maximum value is achieved.
Hindalco RSUs. Hindalco RSUs comprised 40% of the executive's LTIP award for fiscal 2026, generally vest at the rate of 33% per year subject to the executive's continued service on each vesting date (with certain exceptions) and are not subject to performance criteria. Each Hindalco RSU will be settled in cash within 90 days following the applicable anniversary vesting date, based on the average of the high and low prices of a Hindalco share, as published by the NSE on the vesting date. Payout of Hindalco RSUs upon vesting is also limited to three times the award value as of the date of grant.
Neither Hindalco SARs nor Hindalco RSUs transfer any shareholder rights to a participant, either at the time of grant or upon settlement, and dividend equivalents are neither accumulated nor paid at any time.
Novelis PUs. Novelis PUs comprise the remaining portion (40%) of the executive's LTIP award and are generally eligible to vest on the third anniversary following the date of grant subject to the executive's continued service with the Company through such date (with certain exceptions). Following the close of the three-year performance period, the number of units earned will be calculated based on the Company's average return on capital employed or "ROCE" (which is the Company's net operating profit after tax divided by the fiscal year average capital employed, which means book debt, plus book equity, plus goodwill impairment, less certain cash and plus new impairment impacting equity) and the Company's cumulative Net Income (which means the Company's net income attributable to its common shareholder) for each fiscal year during the performance period. Novelis PUs are settled in cash within two fiscal quarters following vesting and Compensation Committee approval of performance, but in no event later than March 15th of the year following the end of the performance period.
In fiscal 2026, the Company amended the terms of the outstanding Novelis PUs so that the ROCE and Net Income targets are set on an annual basis for each of the three fiscal years within the performance period rather than based on an average or cumulative target, as applicable, set at the beginning of the three-year performance period. The target for the ROCE performance period as a whole will be the average of the targets for each fiscal year during the performance period, and the final achievement for the performance period will be the average of the achievements for each fiscal year during the performance period. The Net Income target for the performance period as a whole will be the cumulative sum of the Net Income targets for each fiscal year during the performance period, and the final Net Income achievement for the performance period will be the cumulative sum of the Net Income achievements for each fiscal year during the performance period. Payouts between performance levels are determined by means of straight line interpolation. In the event that the Company completes a significant strategic transaction during the performance period, the Compensation Committee may modify the ROCE targets.
The Novelis PUs granted in fiscal 2026 have a performance period beginning April 1, 2025 and ending March 31, 2028 (the “FY26 PUs”) and may be earned based on the actual achievement of ROCE and Net Income targets over the performance period. The FY26 PUs include an accelerated payout opportunity with respect to one-third of the FY26 PUs for a performance period beginning April 1, 2025 and ending March 31, 2026 (the "Accelerated Payout Period") based on the achievement of ROCE (80%) and Net Income (20%) measured over the Accelerated Payout Period. Any Novelis PUs that are paid out with respect to the accelerated payout opportunity will be subtracted from the FY26 PUs that are earned following the end of the three-year performance period.

2024 LTIP Novelis PUs. The ROCE target for the Novelis PUs with a performance period beginning April 1, 2023 and ending March 31, 2026 (the "FY24 PUs") was 10.7%. The Compensation Committee determined that the ROCE results of 8.0% did not meet the threshold of 9.2% and therefore there was no payout with respect to the FY24 PUs.
2026 LTIP Novelis PUs Accelerated Payout Opportunity. The Compensation Committee determined that ROCE and Net Income results did not meet the threshold established for the Accelerated Payout Period, respectively, and therefore the named executive officers did not receive an accelerated payout of the FY26 PUs.
Employment-Related Agreements
Executive Change in Control Severance. We currently have a Change in Control Executive Severance Plan (the "Executive CIC Severance Plan"), which was adopted and approved by the Board. Each of our named executive officers is a participant in the Executive CIC Severance Plan (other than Mr. Chenanda). Under the Executive CIC Severance Plan, the executive will be entitled to certain payments and benefits if the executive's employment is terminated by the Company without "cause," or by the executive for "good reason," within six months before or 24 months following a "change in control" of the Company. See the Potential Payments Upon Termination or Change in Control table below for further information.
Executive Severance Compensation Arrangements. We also currently have a United States Executive Severance Plan (the "Executive Severance Plan"), which was adopted and approved by the Board. Messrs. Fisher, Ahuja and Shashikant are participants in the Executive Severance Plan. Mr. Chenanda was a participant in the Executive Severance Plan until his separation from the Company in September 2025. As this plan is applicable to our employees located in the United States, Messrs. Braghi and Waelchli, who are located outside of the United States, are not eligible to participate in the Executive Severance Plan and we do not currently maintain a separate severance plan applicable to them except as described above under the Executive CIC Severance Plan. Under this plan the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," not in connection with a change in control of the Company. See the Potential Payments Upon Termination or Change in Control table below for further information.
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
•Oversight of the compensation programs by the Compensation Committee and multiple functions within the Company and at various levels within the Company's functions to gain different viewpoints and prevent a small number of people to be exclusively involved in compensation decisions; and
•Advice from expert outside advisors regarding the design of the compensation program.
Based on its review, the Compensation Committee determined that the Company's compensation programs do not encourage excessive risk and instead encourage behaviors that support sustainable value creation.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on the Compensation Committee's review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for fiscal 2026.
The foregoing report is provided by the following directors, who constitute the Compensation Committee:
Dr. Thomas M. Connelly, Jr., Chairman
Mr. Satish Pai
Mr. Praveen Maheshwari

Summary Compensation Table
The "Summary Compensation Table" below sets forth information regarding compensation for our named executive officers for fiscal 2026 and the two prior fiscal years, as applicable. Any amounts paid to our named executive officers in a foreign currency are reflected in the table below and elsewhere in U.S. dollars, as adjusted by the March 31, 2026 exchange rate. Cash payments made to Messrs. Braghi and Waelchli were made in Swiss francs. All cash amounts paid to Messrs. Fisher, Ahuja, Chenanda and Shashikant were made in U.S. dollars.

Name	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total Compensation ($)
Steven Fisher President & Chief Executive Officer	2026	1,274,343	—	2,840,000	1,420,000	681,126	289,557	6,505,026
	2025	1,237,225	8,500	2,130,000	1,420,000	1,011,996	347,995	6,155,716
	2024	1,195,000	—	1,920,000	1,980,000	1,914,220	277,622	7,286,842
Devinder Ahuja EVP & Chief Financial Officer	2026	765,830	—	880,000	440,000	248,816	126,347	2,460,993
	2025	739,930	5,000	600,000	400,000	404,686	121,038	2,270,654
	2024	715,750	—	540,000	560,000	796,399	139,569	2,751,718
Cary Chenanda Former EVP & President, Novelis North America	2026	236,058	400,000	280,000	140,000	45,101	1,119,038	2,220,197
	2025	479,167	355,000	210,000	140,000	225,589	344,469	1,754,225
Emilio Braghi EVP, Chief Operating Officer & President, Novelis Europe	2026	682,121	—	320,000	160,000	169,673	214,987	1,546,781
	2025	596,856	5,000	240,000	160,000	287,885	244,238	1,533,979
	2024	569,438	—	240,000	160,000	442,388	199,002	1,610,828
Michael Waelchli EVP & President, Novelis Asia	2026	463,943	—	88,000	44,000	83,910	748,329	1,428,182
HR Shashikant EVP & Chief Human Resources Officer	2026	640,333	—	304,000	152,000	146,680	142,439	1,385,452
	2025	621,680	5,000	228,000	152,000	217,932	156,696	1,381,308
	2024	603,250	—	228,000	152,000	412,224	134,235	1,529,709
________________________
(1)For Mr. Chenanda for fiscal 2026, this amount represents the second installment ($400,000) of his sign-on retention bonus received in connection with his commencement of employment with Novelis.
(2)These amounts reflect the grant date fair value of the Hindalco RSUs and Hindalco SARs granted under our LTIP, computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found under the captions "Share-Based Compensation" in Note 12 in our Annual Report on Form 10-K for fiscal 2026.
(3)Includes cash awards earned under the 2026 AIP.
(4)The amounts shown in this column reflect the values from the All Other Compensation table below.

All Other Compensation Table(1)

Name	Company Contribution to Defined Contribution Plans and Non-qualified Plans ($)(2)(3)	Group Life Insurance ($)(4)	Relocation, Assignee and Housing Related Payments ($)(5)	Other Perquisites and Personal Benefits ($)(6)(7)(8)	Tax Related Payments ($)(9)	Other Payments ($)(10)(11)(12)(13)	Total ($)
Steven Fisher	217,439	5,040	—	65,328	—	1,750	289,557
Devinder Ahuja	71,915	3,795	—	50,637	—	—	126,347
Cary Chenanda	59,442	1,155	—	23,953	—	1,034,488	1,119,038
Emilio Braghi	150,584	—	—	57,630	1,227	5,546	214,987
Michael Waelchli	58,769	—	197,852	132,784	350,508	8,416	748,329
HR Shashikant	81,494	3,181	—	53,142	1,972	2,650	142,439
________________________
(1)The value of perquisites and other personal benefits reflects the aggregate incremental cost to the Company of providing the benefit, and may reflect direct payments to the applicable named executive officer, or reimbursements, for the expenses incurred for certain items.
(2)For Messrs. Fisher, Ahuja, Chenanda and Shashikant this amount includes (i) the amount the Company contributed to the Novelis Savings and Retirement Plan (a tax-qualified defined contribution plan) up to 9.5% of their eligible compensation and (ii) the amount the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan equal to 9.5% of their compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($350,000 for the 2025 calendar year), as follows:
Mr. Fisher, tax qualified defined Company contribution ($29,835); Supplemental Executive Retirement Plan Company contributions ($187,604);
Mr. Ahuja, tax qualified defined Company contribution ($29,804); Supplemental Executive Retirement Plan Company contributions ($42,111);
Mr. Chenanda, tax qualified defined Company contribution ($20,462); Supplemental Executive Retirement Plan Company contributions ($38,980); and
Mr. Shashikant, tax qualified defined Company contribution ($31,374); Supplemental Executive Retirement Plan Company contributions ($50,120).
(3)For Mr. Braghi, this amount represents: (i) $32,033, which is the amount the Company contributed to the Gemini Basis Plan equal to 13.8% of Mr. Braghi's insured salary; and (ii) $118,551, which is the amount the Company contributed to the Gemini Supplemental Plan equal to 23% of Mr. Braghi's insured salary. For Mr. Waelchli, this amount represents (i) $20,720, which is the amount the Company contributed to the Gemini Basis Plan equal to 8.4% of Mr. Waelchli's insured salary; and (ii) $38,049, which is the amount the Company contributed to the Gemini Supplemental Plan equal to 13% of Mr. Waelchli's insured salary.
(4)This amount represents additional Company-paid life insurance for named executive officers in excess of regular employee coverage.
(5)For Mr. Waelchli this amount includes $111,203 related to payments on his behalf for immigration and relocation expenses and $77,234 for housing related expenses. The remaining amount is comprised of payments for utilities, language training and cross-cultural coaching for the executive and spouse and expatriate expenses.
(6)For Messrs. Fisher, Ahuja, Chenanda and Shashikant this amount includes (i) an executive flexible allowance ($60,000, $50,000, $23,077 and $48,000 for Messrs. Fisher, Ahuja, Chenanda and Shashikant respectively), (ii) payment for a home security system, (iii) an executive physical for Messrs. Fisher, Chenanda and Shashikant, and (iv) payment for tax planning preparation for Mr. Shashikant.
(7)For Mr. Braghi, this amount includes $27,213 for an automobile lease and $20,869 for medical coverage. The remaining amount includes payments for fuel costs, tax planning/preparation and automobile insurance coverage.
(8)For Mr. Waelchli, this amount includes a payment of $68,088 for tuition and school fees for Mr. Waelchli's dependent children, $41,709 for medical coverage, and $11,440 for an automobile lease. The remaining amount includes payments for the cost of a driver, tax preparation/planning benefits, an executive physical and fuel costs.
(9)For Mr. Braghi and Waelchli, this amount includes tax payments related to their foreign assignment. For Mr. Shashikant, this amount includes a tax equalization settlement payment from 2024 and tax payments for tax preparation/planning benefits.
(10)For Mr. Fisher and Mr. Shashikant, this amount represents an annual Health Savings Account contribution.
(11)For Mr. Chenanda, this amount represents a severance payment in the amount of $979,750, a payment of $53,740 for unused vacation and the remaining amount includes a reimbursement of qualifying wellness related expenses from the Wellness Spending Account.
(12)For Mr. Braghi, this amount represents payments for Company-paid lunches, long-term sickness coverage and voluntary accident insurance coverage.
(13)For Mr. Waelchli, this amount represents payments for Swiss family allowance, long-term sickness coverage and voluntary accident insurance coverage.

Grants of Plan-Based Awards in Fiscal 2026
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2026. The awards are comprised of:
•cash awards granted under the AIP (awards can range between 0% and 200% of target); and
•Hindalco SARs, Hindalco RSUs and Novelis PUs granted under the LTIP for the fiscal 2026 to fiscal 2028 three-year performance period.
The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

Name	Award Type	Grant Date	Estimated Future Payout Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock Units (#)	All Other Option Awards: Number of Securities Underlying (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2)
			Threshold ($)	Target ($)(1)	Maximum ($)(1)
Steven Fisher	AIP	6/4/2025	—	1,797,166	3,594,332	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	383,974	—	—	2,840,000
	Hindalco SAR	6/4/2025	—	—	—	—	516,232	7.40	1,420,000
	Novelis PU	6/4/2025	1,420,000	2,840,000	5,680,000	—	—	—	—
Devinder Ahuja	AIP	6/4/2025	—	656,506	1,313,012	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	118,978	—	—	880,000
	Hindalco SAR	6/4/2025	—	—	—	—	159,960	7.40	440,000
	Novelis PU	6/4/2025	440,000	880,000	1,760,000	—	—	—	—
Cary Chenanda	AIP	6/4/2025	—	362,250	724,500	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	37,857	—	—	280,000
	Hindalco SAR	6/4/2025	—	—	—	—	50,897	7.40	140,000
	Novelis PU	6/4/2025	140,000	280,000	560,000	—	—	—	—
Emilio Braghi	AIP	6/4/2025	—	447,683	895,366	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	43,265	—	—	320,000
	Hindalco SAR	6/4/2025	—	—	—	—	58,167	7.40	160,000
	Novelis PU	6/4/2025	160,000	320,000	640,000	—	—	—	—
Michael Waelchli	AIP	6/4/2025	—	280,071	560,142	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	11,898	—	—	88,000
	Hindalco SAR	6/4/2025	—	—	—	—	15,996	7.40	44,000
	Novelis PU	6/4/2025	44,000	88,000	176,000	—	—	—	—
HR Shashikant	AIP	6/4/2025	—	387,018	774,036	—	—	—	—
	Hindalco RSU	6/4/2025	—	—	—	41,102	—	—	304,000
	Hindalco SAR	6/4/2025	—	—	—	—	55,259	7.40	152,000
	Novelis PU	6/4/2025	152,000	304,000	608,000	—	—	—	—
________________________
(1)Reflects Mr. Waelchli's AIP Target and Maximum based on his assignment as President, Novelis Asia. His actual AIP payout will be prorated based on his current assignment as President, Novelis Asia and his previous assignment as Chief Manufacturing Officer.
(2)Reflects the grant date fair value of the equity awards reported in the previous columns determined pursuant to FASB ASC Topic 718.

Outstanding Equity Awards as of March 31, 2026
The following table provides information with respect to unexercised Hindalco SARs, whether vested or unvested, and unvested Hindalco RSUs held by our named executive officers as of March 31, 2026. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

		Hindalco SARs				Hindalco RSUs
Name	LTIP Year(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Steven Fisher	FY2026	—	516,232	7.40	6/4/2032	383,974	4,070,778
	FY2025	136,536	273,071	8.18	6/23/2031	174,197	1,864,089
	FY2024	—	313,245	5.06	6/6/2030	126,392	1,395,626
Devinder Ahuja	FY2026	—	159,960	7.40	6/4/2032	118,978	1,261,369
	FY2025	—	76,922	8.18	6/23/2031	49,070	525,100
	FY2024	—	88,595	5.06	6/6/2030	35,548	392,523
Cary Chenanda	FY2026	—	—	—	—	5,785	61,331
	FY2025	—	—	—	—	8,946	95,732
Emilio Braghi	FY2026	—	58,167	7.40	6/4/2032	43,265	458,683
	FY2025	—	30,768	8.18	6/23/2031	19,628	210,040
	FY2024	10,313	25,313	5.06	6/6/2030	15,799	174,453
	FY2023	30,607	—	5.30	6/3/2029	—	—
	FY2022	5,559	—	5.33	6/8/2028	—	—
Michael Waelchli	FY2026	—	15,996	7.40	6/4/2032	11,898	126,139
	FY2025	3,847	7,692	8.18	6/23/2031	4,907	52,510
	FY2024	—	3,163	5.06	6/6/2030	1,975	21,808
HR Shashikant	FY2026	—	55,259	7.40	6/4/2032	41,102	435,751
	FY2025	14,616	29,230	8.18	6/23/2031	18,646	199,532
	FY2024	—	24,046	5.06	6/6/2030	15,008	165,719
________________________
(1)FY2026 represents awards granted on June 4, 2025, that vest in equal installments on each of June 4, 2026, June 4, 2027, and June 4, 2028. FY2025 represents awards granted on June 23, 2024, that vest in equal installments on each of June 23, 2025, June 23, 2026, and June 23, 2027. FY2024 represents awards granted on June 6, 2023, that vest in equal installments on each of June 6, 2024, June 6, 2025, and June 6, 2026.

Option Exercises and Stock Vested in Fiscal 2026
The table below sets forth the information regarding Hindalco SARs that were exercised and Hindalco RSUs that were settled during the fiscal year. The amounts reported in the table were converted from Indian Rupees to U.S. dollars using the exchange rate on the grant date.

	Hindalco SARs		Hindalco RSUs
Name	Number of Shares Acquired on Exercise, but Settled in Cash (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting, but Settled in Cash (#)	Value Realized on Vesting ($)(2)
Steven Fisher	589,552	2,554,755	322,973	2,561,735
Devinder Ahuja	407,314	1,881,813	94,059	746,856
Cary Chenanda	21,239	39,371	8,588	67,097
Emilio Braghi	59,385	256,413	39,769	315,684
Michael Waelchli	3,165	10,544	4,429	34,564
HR Shashikant	184,361	1,215,028	38,680	307,263
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
(2)The dollar amount realized on vesting is determined by multiplying the number of shares of stock underlying the Hindalco RSUs that vested during fiscal 2026 by the fair market value of Hindalco stock underlying the Hindalco RSUs on the vesting date. The fair market value of the Hindalco stock is based on the average of the high and low prices of a Hindalco share, as published by NSE on the vesting date. If a Hindalco RSU becomes vested when NSE is closed, for awards granted prior to fiscal 2025 and in fiscal 2026, then the value of each Hindalco RSU will be the average of the next available day's high and low prices and for awards granted in fiscal 2025, then the value of each Hindalco RSU will be the average of the preceding date's high and low prices.

Non-Qualified Deferred Compensation
This table summarizes contributions and earnings under the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan for fiscal 2026. The plan is an unfunded, non-qualified defined contribution plan for U.S. tax purposes. The plan provides eligible executives with the opportunity to voluntarily defer, on a pre-tax basis, 75% of their base salary and annual incentive pay (including the AIP payout (not to exceed 100% of target) and up to 75% of the payout from settled Novelis PUs) that otherwise may not be deferred under the Company's tax-qualified savings plan due to limitations under the U.S. Internal Revenue Code. The plan also provides eligible U.S. executives with Company non-elective and matching contribution credits which they are restricted from receiving under the tax-qualified savings plan due to those same limitations. For fiscal 2026, the Company contributed to the Novelis Corporation Defined Contribution Supplemental Executive Retirement Plan an amount equal to 9.5% of participants' compensation that exceeded the U.S. Internal Revenue Code pensionable compensation limit ($350,000 for the 2025 calendar year). Participants elect to notionally invest their account balances among a variety of investment options in an array of asset classes, and earnings are based on the equivalent returns from the elected investment options. Because the plan does not provide above market, fixed rates of return, earnings or losses under the plan are not included in the "Summary Compensation Table" above. Accounts are payable on a date specified by the participant or upon the participant's separation from service. Participants elect the form of distribution of their accounts at enrollment, which distributions may be paid in a lump sum or annual installments from two to ten years. Company contributions vest after three years of service but become 100% vested upon a participant's death or disability, a change in control or a permanent workforce reduction. Participants' accounts attributable to Company contributions are paid in five annual installments or a lump sum, depending on the value of the account.

Name	Elective Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(3)
Steven Fisher	—	187,604	560,564	—	4,166,458
Devinder Ahuja	349,091	42,111	305,273	968,449	3,155,624
Cary Chenanda	112,795	38,980	11,557	—	163,332
HR Shashikant	—	50,120	340,353	—	2,725,735
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
Potential Payments Upon Termination or Change in Control
This section provides an estimate of the payments and benefits that would be paid to certain of our named executive officers as of March 31, 2026, upon: (i) retirement, (ii) involuntary termination of employment by the Company without cause or by the executive for good reason, (iii) involuntary termination of employment by the Company without cause or by the executive for good reason in connection with a change in control, (iv) upon the executive's death or disability, or (v) voluntary termination or termination with cause, or (vi) an intercompany transfer within Aditya Birla Group but outside of the Company. This section, however, does not reflect any payments or benefits that would be paid or provided to our salaried employees generally including accrued salary and vacation pay, regular retirement plan benefits, or normal retirement, death or disability benefits that are payable under plans that do not discriminate in favor of the named executive officers in scope, terms or operation. See below for a discussion of change in control and severance compensation arrangements for our named executive officers.
LTIP Awards
Hindalco SARs, Hindalco RSUs and Novelis PUs are treated as follows for each type of termination of employment event:
Death or Disability
•All unvested Hindalco SARs will vest as of the date of executive's death or disability and remain exercisable for 12 months (but not beyond the Hindalco SAR's term);
•All Hindalco RSUs will vest as of the date of death or disability and will be settled as soon as administratively practicable within 90 days following the vesting date, in the case of awards granted in fiscal 2025 and fiscal 2026, or within 90 days after the applicable anniversary vesting date, in the case of awards granted prior to fiscal 2025; and

•For the FY26 PUs subject to the Accelerated Payout Period (the “Accelerated FY26 PUs”), if a participant incurs a termination due to death or disability, the Accelerated FY26 PUs will vest as of the date of death or disability and will be settled as soon as administratively practicable. If a participant incurs a termination due to death or disability after the end of the Accelerated Payout Period due to death or disability, all FY26 PUs will be forfeited except for any Accelerated FY26 PUs that previously vested pursuant to their terms. Novelis PUs granted in fiscal 2025 will vest as to the target award as of the date of death or disability and will be settled as soon as administratively practicable, with all remaining unvested Novelis PUs being forfeited, and Novelis PUs granted prior to fiscal 2025, will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as all other Novelis PUs, with all remaining Novelis PUs being forfeited.
Retirement
•All unvested Hindalco SARs will continue to vest subject to the performance goal and remain exercisable until the third anniversary of the retirement date or, in the case of awards granted prior to fiscal 2025, vested Hindalco SARs as of the retirement date remain exercisable until the end of the term, and unvested Hindalco SARs as of the retirement date remain exercisable until the third anniversary of the retirement date;
•Hindalco RSUs granted prior to fiscal 2025 will vest on a prorated basis and Hindalco RSUs granted in fiscal 2025 and fiscal 2026 will continue to vest pursuant to the original vesting schedule. All vested Hindalco RSUs will be settled as soon as administratively practicable within 90 days after the applicable anniversary vesting date; and
•For the Accelerated FY26 PUs, if a participant incurs a termination due to retirement prior to the end of the Accelerated Payout Period, the Accelerated FY26 PUs will vest on a prorated basis based on actual performance results and will be settled at the end of the Accelerated Payout Period at the same time as the other Accelerated FY26 PUs. If a participant incurs a termination due to retirement after the end of the Accelerated Payout Period before such FY26 PUs have vested, all FY26 PUs will be forfeited except for any Accelerated FY26 PUs that previously vested pursuant to their terms. Novelis PUs granted in fiscal 2025 and 2024 will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as all other similarly situated Novelis PUs.
Involuntary Termination Without Cause within 12 Months Following a Change in Control
•All unvested Hindalco SARs will vest and become exercisable as of the date of termination and will be settled as soon as practicable;
•All Hindalco RSUs will vest as of the date of termination and be settled within 90 days after the termination of employment; and
•Novelis PUs granted prior to fiscal 2025 will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as other Novelis PUs, and Novelis PUs granted in fiscal 2025 and fiscal 2026 will vest as to the target award as of the date of termination.
Involuntary Termination Without Cause or for Good Reason Unrelated to Change in Control
•Hindalco SARs granted prior to fiscal 2025 will vest on a prorated basis and vested SARs will remain exercisable for 90 days (but not beyond the Hindalco SAR's term), and Unvested Hindalco SARs granted in fiscal 2025 will continue to vest subject to the performance goal and remain exercisable for 3 months after the anniversary vesting date. Fiscal 2025 Hindalco SARs vested at the time of termination remain exercisable for 3 months after the date of termination, and Hindalco SARs granted in fiscal 2026 become vested as to a prorated number of Hindalco SARs and be exercisable as of the date of such termination and vested SARs will remain exercisable for three months after such termination and all other unvested Hindalco SARs will be forfeited;
•Hindalco RSUs will vest on a prorated basis through the date of termination and will be settled within 90 days after the applicable anniversary vesting date and all other unvested Hindalco RSUs will be forfeited; and
•For the Accelerated FY26 PUs, if a participant is terminated without cause or resigns for good reason, the Accelerated FY26 PUs will vest on a prorated basis based on actual performance results and will be settled at the end of the Accelerated Payout Period at the same time as the other Accelerated FY26 PUs. If a participant is terminated without cause or resigns for good reason after the end of the Accelerated Payout Period before such FY26 PUs have vested, all FY26 PUs will be forfeited except for any Accelerated FY26 PUs that previously vested pursuant to their terms. Novelis PUs granted in fiscal 2025 and 2024 will vest on a prorated basis based on actual performance results and will be settled at the end of the performance period at the same time as other Novelis PUs and all other similarly situated Novelis PUs will be forfeited.
Intercompany Transfers within Aditya Birla Group but outside Novelis. In the event of an executive's intercompany transfer outside of the Company,
•All Hindalco SARs granted prior to fiscal 2025 that are scheduled to vest within the six-month period after the transfer will continue to vest pursuant to the original vesting schedule subject to the performance goal and must be exercised by the end of the term. All other Hindalco SARs will be forfeited. Hindalco SARs granted in fiscal 2025 and fiscal 2026 will continue to vest subject to the performance goal and must be exercised by the end of the term;

•Hindalco RSUs granted prior to fiscal 2025 that are scheduled to vest within the six-month period after the transfer will vest immediately and Hindalco RSUs granted in fiscal 2025 and fiscal 2026 will continue to vest pursuant to the original vesting schedule. All vested Hindalco RSUs will be settled within 90 days after the applicable anniversary vesting date; and
•All unvested Novelis PUs will continue to vest at the end of the applicable performance period, subject to achievement of the performance thresholds, provided the executive is an employee of the company to which they are transferred on the applicable vesting date.
Voluntary Termination. Upon a voluntary termination by the executive, all then-vested Hindalco SARs must be exercised within three months after the termination date for SARs granted in fiscal 2025 and fiscal 2026 and 90 days after the termination date for awards granted in fiscal 2024. All then-vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested awards will be forfeited.
Involuntary Termination for Cause. Upon an involuntary termination by the Company for cause, all vested and unvested Hindalco SARs will be forfeited. All vested Hindalco RSUs and Novelis PUs will remain vested and paid out at the same time as other Hindalco RSUs and Novelis PUs, respectively. All unvested Hindalco RSUs and Novelis PUs will be forfeited.
Executive CIC Severance Plan
Each of our named executive officers is a participant in the Executive CIC Severance Plan (other than Mr. Chenanda), which provides for certain payments and benefits if the executive's employment is terminated by the Company without "cause," or by the executive for "good reason," within six months before or 24 months following a "change in control" of the Company. The CIC Plan provides that the executive will receive, in addition to any earned but unpaid base salary and/or annual incentive bonus:
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
Executive Severance Plan
Messrs. Fisher, Ahuja and Shashikant are participants in the Executive Severance Plan. Under this plan the executive will be entitled to certain payments and benefits if his employment is involuntarily terminated by the Company without "cause" or by the executive for "good reason," not in connection with a change in control of the Company. If Messrs. Fisher, Ahuja or Shashikant is involuntarily terminated, then he will receive, in addition to any earned but unpaid base salary and/or annual incentive bonus:
•Severance in the amount equal to a multiple of the executive's annual base salary and a multiple of the executive's target AIP award (Mr. Fisher, 1.5x; Mr. Ahuja, 1.25x; and Mr. Shashikant, 1.0x);
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
Receipt of severance payments and benefits under both the Executive CIC Severance Plan and the Executive Severance Plan are conditioned on the executive executing a release of claims in favor of the Company and complying with certain restrictive covenants for 24 months following termination, including, without limitation, covenants regarding maintaining the Company's confidential information, refraining from soliciting the Company's employees, suppliers, and customers, refraining from competing with the Company and refraining from making disparaging remarks.
Other Arrangements
We have also entered into an offer letter with Michael Waelchli that provides that the Company will pay his moving expenses in accordance with the Company's domestic and foreign policy for Mr. Waelchli, his family and their household goods and furniture if employment is terminated by either Mr. Waelchli for good reason or at the Company's option.
See the Potential Payments Upon Termination or Change in Control table below for further information.

Name	Type of Payment	Retirement ($) (1)	Termination Without Cause or With Good Reason ($)	CIC-related Termination Without Cause or With Good Reason ($)	Death or Disability ($)	Voluntary Termination or Termination With Cause ($)
Steven Fisher	Short-Term Incentive Pay(2)	681,126	681,126	1,797,166	681,126	—
	Long-Term Incentive Plan(3)	17,053,924	16,955,549	20,661,551	18,768,251	—
	Severance(4)	—	4,621,284	6,161,712	—	—
	Retirement plans(5)	—	217,439	434,878	—	—
	Continuation of health coverage(6)	—	31,516	58,776	—	—
	Continued group life insurance coverage(7)	—	5,040	10,080	—	—
	Total	17,735,050	22,511,954	29,124,163	19,449,377	—
Devinder Ahuja	Short-Term Incentive Pay(2)	248,816	248,816	656,506	248,816	—
	Long-Term Incentive Plan(3)	4,983,061	4,955,242	6,056,958	5,470,358	—
	Severance(4)	—	1,786,083	2,857,732	—	—
	Retirement plans(5)	—	71,915	143,830	—	—
	Continuation of health coverage(6)	—	22,785	42,786	—	—
	Continued group life insurance coverage(7)	—	3,894	7,788	—	—
	Total	5,231,877	7,088,735	9,765,600	5,719,174	—
Cary Chenanda(8)	Short-Term Incentive Pay(2)	—	45,101	—	—	—
	Long-Term Incentive Plan(3)	—	359,973	—	—	—
	Severance(4)	—	979,750	—	—	—
	Retirement plans(5)	—	59,442	—	—	—
	Continuation of health coverage(6)	—	24,680	—	—	—
	Continued group life insurance coverage(7)	—	2,520	—	—	—
	Total	—	1,471,466	—	—	—
Emilio Braghi	Short-Term Incentive Pay(2)	169,673	169,673	447,683	169,673	—
	Long-Term Incentive Plan(3)	1,918,810	1,910,862	2,326,094	2,112,794	—
	Severance(4)	—	—	2,272,854	—	—
	Retirement plans(5)	—	—	301,168	—	—
	Continuation of health coverage(6)	—	—	43,143	—	—
	Continued group life insurance coverage(7)	—	—	—	—	—
	Total	2,088,483	2,080,535	5,390,942	2,282,467	—
Michael Waelchli	Short-Term Incentive Pay(2)	—	83,910	280,071	83,910	—
	Long-Term Incentive Plan(3)	—	307,259	518,350	459,750	—
	Severance(4)(9)	—	48,585	1,493,712	—	—
	Retirement plans(5)	—	—	117,538	—	—
	Continuation of health coverage(6)	—	—	43,143	—	—
	Continued group life insurance coverage(7)	—	—	—	—	—
	Total	—	439,754	2,452,814	543,660	—
HR Shashikant	Short-Term Incentive Pay(2)	146,680	146,680	387,018	146,680	—
	Long-Term Incentive Plan(3)	1,822,761	1,815,214	2,209,759	2,007,159	—
	Severance(4)	—	1,032,048	2,064,096	—	—
	Retirement plans(5)	—	81,494	162,988	—	—
	Continuation of health coverage(6)	—	17,975	33,355	—	—
	Continued group life insurance coverage(7)	—	3,252	6,504	—	—
	Total	1,969,441	3,096,663	4,863,720	2,153,839	—
________________________
(1)These amounts are estimates of payments that would be paid to executives if they meet the criteria for Retirement based on the respective AIP and LTIP plan documents. Only Mr. Fisher, Mr. Ahuja, Mr. Braghi, and Mr. Shashikant were eligible for Retirement on March 31, 2026.
(2)These amounts reflect the executives' actual AIP payment for fiscal 2026, or the annual incentive target in the case of a change in control.
(3)These amounts reflect the estimated value of the vested Hindalco SARs, Hindalco RSUs and Novelis PUs granted pursuant to our LTIP as follows: (i) with respect to the Hindalco SARs and Hindalco RSUs, estimated using the price per share of Hindalco stock on March 31, 2026 and (ii) with respect to the Novelis PUs, estimated using the applicable target award.
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
(8)On September 7, 2025, Cary Chenanda, Executive Vice President of Novelis Inc. and President, Novelis North America, departed the Company. These amounts represent the actual payments paid or expected to be paid as a result of his separation.
(9)This amount represents $48,585, which is the estimated cost of moving expenses that may be payable to Mr. Waelchli, at the discretion of his manager, in connection with his relocation from Korea to Switzerland following termination of employment.
Director Compensation for Fiscal 2026
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
The table below sets forth the total compensation earned by our directors for fiscal 2026 (other than Mr. Fisher, who does not receive any additional compensation for serving on the Board). In addition, all directors receive reimbursement for out of pocket expenses associated with attending Board and committee meetings.

Name	Fees Earned or Paid in Cash ($)
Kumar Mangalam Birla	—
Gary Comerford	155,000
Thomas M. Connelly	155,000
Satish Pai	—
Vikas Sehgal	150,000
Donald A. Stewart(1)	168,750
Praveen Maheshwari(2)	—
________________________
(1)Mr. Stewart stepped down from the Audit Committee in January 2026, therefore, his fees earned reflect decreased compensation for the fourth quarter of fiscal 2026.
(2)Mr. Maheshwari was appointed Chairman of the Audit Committee on January 1, 2026.
Compensation Committee Interlocks and Insider Participation
In fiscal 2026, Mr. Thomas M. Connelly was the Chairman of the Compensation Committee. The other Compensation Committee members during all of the year were Mr. Satish Pai and Mr. Praveen Maheshwari. During fiscal 2026, none of our executive officers served as:
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

3.1	Restated Certificate and Articles of Incorporation of Novelis Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 7, 2005 (File No. 001-32312))
3.2	Certificate and Articles of Amalgamation of Novelis Inc., dated March 31, 2016 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed May 10, 2016 (File No. 001-32312))
3.3	Certificate and Articles of Amendment, dated May 24, 2024 (incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K/A filed on June 24, 2024 (File No. 001-32312))
3.4	Novelis Inc. Amended and Restated Bylaws, adopted as of July 24, 2008 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 25, 2008 (File No. 001-32312))
4.1	Specimen Certificate of Novelis Inc. Common Shares (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12B filed on December 27, 2004 (File No. 001-32312))
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

10.4*#	Novelis Supplementary Pension Plan dated January 1, 2026 (Executive level plan for the benefit of Emilio Braghi and Michael Waelchli)
10.5*
Employment Agreement between Novelis Inc. and Steven Fisher dated August 10, 2015 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 001-32312))

10.6*
Employment Agreement between Novelis Inc. and Devinder Ahuja, dated as of June 6, 2016 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.7*
Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of July 22, 2016 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 5, 2016 (File No. 001-32312))

10.8*
Amendment to Employment Agreement between Novelis Inc. and Emilio Braghi, dated as of June 25, 2018 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))

10.9*	Offer Letter between Novelis Inc. and Cary Chenanda, dated April 15, 2024 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K/A filed on June 25, 2025 (File No. 001-32312))
10.10*#	Qualified Termination, Separation and Release Agreement among Novelis Inc., Novelis Corporation and Cary Chenanda, dated September 8, 2025.
10.11*#	Employment Agreement between Novelis Inc. and H.R. Shashikant, dated June 5, 2020.
10.12*#	Employment Agreement between Novelis AG and Michael Waelchli, dated September 24, 2022.
10.13*#	Amendment to Employment Agreement between Novelis AG and Michael Waelchli, dated January 15, 2026.
10.14
Credit Agreement, dated as of March 11, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))

10.15
Amendment No. 14 to Second Amended and Restated Credit Agreement, dated as of March 11, 2025, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))

10.16
Amendment No. 1 to Credit Agreement, dated as of September 16, 2025, by and among, Novelis Holdings Inc. as Borrower, Novelis Inc. as Intermediate Holdings, and the other loan parties and lenders party thereto, and Citibank, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.5 to our Quarterly Report on Form 10-Q filed on November 4, 2025 (File No. 001-32312))

10.17
Amendment No. 15 to Second Amended and Restated Credit Agreement, dated as of February 19, 2026, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH, certain of their affiliates as borrowers and guarantors, AV Minerals (Netherlands) N.V., Novelis Italia S.P.A., as Third Party Security Provider, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))

10.18*	Novelis 2026 Annual Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on May 29, 2026 (File No. 001-32312))
10.19*	Novelis 2026 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on May 29, 2026 (File No. 001-32312))

10.20*	Novelis 2025 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K/A filed on June 25, 2025 (File No. 001-32312))
10.21*	Novelis 2024 Executive Long-Term Incentive Plan, as Amended (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 11, 2026 (File No. 001-32312))
10.22*	Novelis 2023 Executive Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K/A filed on June 16, 2023 (File No. 001-32312))
10.23*	Form of 2026 Long-Term Incentive Plan Stock Appreciation Rights Grant Notice (incorporated by reference to Exhibit 10.19 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))
10.24*	Form of 2026 Long-Term Incentive Plan Performance Unit Grant Notice (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))
10.25*	Form of 2026 Long-Term Incentive Plan Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))
10.26*#	Cash Award Agreement between Novelis Inc. and Devinder Ahuja, dated June 12, 2026
10.27*#	Cash Award Agreement between Novelis Inc. and Emilio Braghi, dated June 12, 2026
97	Novelis Inc. Clawback Policy dated as of June 23, 2024 (incorporated by reference to Exhibit 97 to our Annual Report on Form 10-K on May 12, 2025 (File No. 001-32312))
16.1	Letter from PricewaterhouseCoopers LLP dated December 12, 2025 (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K filed on December 12, 2025 (File No. 001-32312))
21.1	List of Subsidiaries of Novelis Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on May 19, 2026 (File No. 001-32312))
31.1#	Section 302 Certification of Principal Executive Officer
31.2#	Section 302 Certification of Principal Financial Officer
32.1#	Section 906 Certification of Principal Executive Officer
32.2#	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement.
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOVELIS INC.
By:	/s/ Steven Fisher
Name:	Steven Fisher
Title:	President and Chief Executive Officer
Date:	June 17, 2026