Form 10-Q
period 2026-06-30
Novelis Inc.
filed 2026-08-05
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
As of August 4, 2026, the registrant had 606,333,333 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
AluInfra	AluInfra Services SA
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bay Minette plant	Our 600 kt capacity greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama, which is expected to be commissioned in the second half of calendar year 2026.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fiscal 2027	Fiscal year ended March 31, 2027(1)
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity
2026 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on May 19, 2026
_________________________
(1)Analogous convention is used for the fiscal years prior and subsequent to March 31, 2027.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended June 30,
in millions	2026	2025
Net sales	$5,793	$4,717
Cost of goods sold (exclusive of depreciation and amortization)	4,865	4,076
Selling, general and administrative expenses	181	175
Depreciation and amortization	150	148
Interest expense and amortization of debt issuance costs	70	67
Research and development expenses	21	22
Restructuring and impairment expenses, net	19	85
Equity in net income of non-consolidated affiliates	—	(1)
Other expenses (income), net	259	(1)
	5,565	4,571
Income before income tax provision	228	146
Income tax provision	64	50
Net income	164	96
Net income attributable to our common shareholder	$164	$96
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended June 30,
in millions	2026	2025
Net income	$164	$96
Other comprehensive income:
Currency translation adjustment	(11)	213
Net change in fair value of effective portion of cash flow hedges	573	(38)
Net change in pension and other benefits	(3)	(5)
Other comprehensive income before income tax effect	559	170
Income tax provision (benefit) related to items of other comprehensive income	150	(10)
Other comprehensive income, net of tax	409	180
Comprehensive income	573	276
Comprehensive loss attributable to noncontrolling interests, net of tax	(1)	—
Comprehensive income attributable to our common shareholder	$574	$276
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,105	$1,254
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of June 30, 2026, and March 31, 2026)	3,053	2,538
— related parties	305	197
Inventories	5,201	4,401
Prepaid expenses and other current assets	382	354
Fair value of derivative instruments	418	234
Assets held for sale	15	15
Total current assets	10,479	8,993
Property, plant and equipment, net	9,390	8,811
Goodwill	1,079	1,079
Intangible assets, net	429	442
Investment in and advances to non-consolidated affiliates	954	961
Deferred income tax assets	324	359
Other long-term assets
— third parties	298	295
— related parties	6	6
Total assets	$22,959	$20,946

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$56	$54
Short-term borrowings	2,284	1,305
Accounts payable
— third parties	5,811	4,985
— related parties	421	334
Fair value of derivative instruments	330	824
Accrued expenses and other current liabilities	737	780
Total current liabilities	9,639	8,282
Long-term debt, net of current portion	6,567	6,551
Deferred income tax liabilities	223	139
Accrued postretirement benefits	470	485
Other long-term liabilities	303	305
Total liabilities	17,202	15,762
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 606,333,333 shares issued and outstanding as of June 30, 2026, and March 31, 2026	—	—
Additional paid-in capital	2,023	2,023
Retained earnings	3,934	3,770
Accumulated other comprehensive loss	(211)	(621)
Total equity of our common shareholder	5,746	5,172
Noncontrolling interests	11	12
Total equity	5,757	5,184
Total liabilities and equity	$22,959	$20,946
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended June 30,
in millions	2026	2025
OPERATING ACTIVITIES
Net income	$164	$96
Adjustments to determine net cash provided by operating activities:
Depreciation and amortization	150	148
Gain on unrealized derivatives and other realized derivatives in investing activities, net	(108)	(8)
(Gain) loss on sale or disposal of assets, net	(2)	2
Non-cash restructuring and impairment charges	—	54
Deferred income taxes, net	(29)	6
Equity in net income of non-consolidated affiliates	—	(1)
Loss on foreign exchange remeasurement of debt	—	20
Amortization of debt issuance costs and carrying value adjustments	6	4
Other, net	(1)	—
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(649)	20
Inventories	(818)	(132)
Accounts payable	1,026	(59)
Other assets	(176)	12
Other liabilities	(18)	(57)
Net cash (used in) provided by operating activities	$(455)	$105
INVESTING ACTIVITIES
Capital expenditures	$(775)	$(386)
Proceeds from sales of assets, third party, net of transaction fees and hedging	3	—
Outflows from investment in and advances to non-consolidated affiliates, net	(9)	(4)
Proceeds (outflows) from the settlement of derivative instruments, net	9	(13)
Proceeds from insurance claims	93	—
Other	3	3
Net cash used in investing activities	$(676)	$(400)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$75	$463
Principal payments of long-term and short-term borrowings	(79)	(4)
Revolving credit facilities and other, net	986	(105)
Debt issuance costs	(7)	(8)
Return of capital to our common shareholder	—	(35)
Net cash provided by financing activities	$975	$311
Net (decrease) increase in cash, cash equivalents and restricted cash	(156)	16
Effect of exchange rate changes on cash	6	22
Cash, cash equivalents and restricted cash – beginning of period	1,261	1,041
Cash, cash equivalents and restricted cash – end of period	$1,111	$1,079

Cash and cash equivalents	$1,105	$1,074
Restricted cash (included in other long-term assets)	6	5
Cash, cash equivalents and restricted cash – end of period	$1,111	$1,079

Supplemental Disclosures:
Accrued capital expenditures	$362	$224
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
Net income attributable to our common shareholder	—	—	—	96	—	—	96
Currency translation adjustment included in other comprehensive income	—	—	—	—	213	—	213
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $9 included in other comprehensive income	—	—	—	—	(29)	—	(29)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income	—	—	—	—	(4)	—	(4)
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of June 30, 2025	600,000,000	$—	$1,073	$3,851	$(178)	$10	$4,756

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2026	606,333,333	$—	$2,023	$3,770	$(621)	$12	$5,184
Net income attributable to our common shareholder	—	—	—	164	—	—	164
Currency translation adjustment included in other comprehensive income	—	—	—	—	(11)	—	(11)
Change in fair value of effective portion of cash flow hedges, net of tax provision of $151 included in other comprehensive income	—	—	—	—	422	—	422
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income	—	—	—	—	(1)	(1)	(2)
Balance as of June 30, 2026	606,333,333	$—	$2,023	$3,934	$(211)	$11	$5,757
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
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of June 30, 2026, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
Basis of Presentation
The condensed consolidated balance sheet data as of March 31, 2026, was derived from the March 31, 2026, audited financial statements but does not include all disclosures required by U.S. GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes in our 2026 Form 10-K. Management believes that all adjustments necessary for the fair statement of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented.
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
Assets and Liabilities Held for Sale
We classify long-lived assets (disposal groups) to be sold as held for sale in the period in which all required criteria are met. Upon determining that a long-lived asset (disposal group) meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group in our condensed consolidated balance sheets as assets held for sale and liabilities held for sale, respectively. As of June 30, 2026 and March 31, 2026, the Company had assets held for sale of $15 million.
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On June 30, 2026, and March 31, 2026, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $1.6 billion and $1.3 billion, respectively.

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
Issuance of Shares
On December 23, 2025, the Company issued 5,000,000 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary, AV Minerals (Netherlands) N.V., purchased 5,000,000 shares for $750 million at a price of $150 per share. Additionally, on February 18, 2026, the Company issued 1,333,333 shares of common stock pursuant to a subscription agreement where Hindalco, indirectly through its subsidiary, AV Minerals (Netherlands) N.V., purchased 1,333,333 shares for $200 million at a price of $150 per share. These transactions caused no changes in the Company’s ownership structure, as all of the Company’s common shares continue to be held indirectly by Hindalco. The equity contributions pursuant to the subscription agreements were recorded as an increase to additional paid-in capital in the condensed consolidated balance sheets and statements of shareholder’s equity. The proceeds from these equity contributions were used to support ongoing capital projects.
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the three months ended June 30, 2026, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
Recently Issued Accounting Standards (Not Yet Adopted)
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which introduces an accounting framework and provides guidance for recognizing, measuring, and disclosing environmental credit assets and environmental credit obligations. This ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those years. Early adoption is permitted. We are currently evaluating this ASU to determine its impact on the Company's condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires expanded, disaggregated expense disclosures. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, as updated for in ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarified the interim reporting effective date of ASU 2024-03. Early adoption is permitted. The amendments will be applied prospectively with the option of retrospective application. We are currently evaluating this ASU to determine its impacts on the Company's disclosures.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, or accelerated depreciation of certain long-lived assets and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three months ended June 30, 2026 and June 30, 2025 totaled a net expense of $19 million and $85 million, respectively.
The following table summarizes our restructuring liability activity:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2026	$23	$26	$1	$7	$7	$64
Restructuring and impairment expenses, net	4	12	—	1	2	19
Cash payments	(5)	(2)	(1)	(1)	(5)	(14)
Restructuring liability balance as of June 30, 2026(1)	$22	$36	$—	$7	$4	$69

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net(2)	47	8	20	1	9	85
Cash payments	(5)	(1)	(1)	—	(3)	(10)
Other(3)	(35)	1	(19)	—	—	(53)
Restructuring liability balance as of June 30, 2025(1)	$27	$9	$—	$7	$7	$50
____________________
(1)As of June 30, 2026, the restructuring liability totaled $69 million, with $46 million included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities on our accompanying condensed consolidated balance sheet. As of June 30, 2025, the restructuring liability totaled $50 million, with $29 million included in accrued expenses and other current liabilities and the remainder was within other long-term liabilities on our condensed consolidated balance sheet.
(2)Restructuring and impairment expenses, net for the three months ended June 30, 2025 includes $83 million, which is net of $11 million pension curtailment and settlement gains, related to the 2025 Efficiency Plan (as defined below).
(3)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. For the three months ended June 30, 2025, impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses included in restructuring and impairment expenses, net were $54 million. There were no such charges in the three months ended June 30, 2026.
Restructuring and impairment expenses, net for the three months ended June 30, 2026, of $19 million consists primarily of employee-related and other restructuring expenses.
Restructuring and impairment expenses, net for the three months ended June 30, 2025, of $85 million consist of $65 million in accelerated depreciation charges and $20 million in employee-related and other restructuring expenses, net of pension curtailment and settlement gains.
2025 Structural Cost Improvement and Efficiency Plan
In fiscal 2025, the Company initiated actions to implement structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies through the 2025 Structural Cost Improvement and Efficiency Plan (the "2025 Efficiency Plan").

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Charges recognized in the three months ended June 30, 2026
Employee-related expenses	$1	$10	$—	$—	$1	$12
Professional fees	—	2	—	—	1	3
Total restructuring charges	$1	$12	$—	$—	$2	$15

Charges recognized in fiscal 2026
Employee-related expenses	$15	$29	$2	$1	$13	$60
Accelerated depreciation	46	—	40	—	—	86
Pension curtailment and settlement gains	(11)	—	—	—	—	(11)
Professional fees	—	2	—	—	19	21
Other	7	—	—	—	—	7
Total restructuring charges	$57	$31	$42	$1	$32	$163

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$—	$2

Cumulative restructuring charges through June 30, 2026	$60	$43	$42	$1	$34	$180

The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet and were as follows:

in millions	North America	Europe	Other Operations	Total
Liability balance as of March 31, 2026	$1	$21	$5	$27
Expenses recognized	1	10	1	12
Cash payments	(1)	(2)	—	(3)
Liability balance as of June 30, 2026	$1	$29	$6	$36

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of closing the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant," respectively) in the North America segment and idling one of the two automotive finishing lines at our Changzhou, China, plant (the "Changzhou plant") in the Asia segment. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $1 million and $44 million in the three months ended June 30, 2026 and 2025, respectively, consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.
In fiscal 2026, the Company completed idling of one of the two Changzhou plant automotive finishing lines and recognized restructuring costs of $20 million in the three months ended June 30, 2025, consisting of accelerated depreciation and employee-related expenses.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Additionally, in the three months ended June 30, 2026 and 2025, the Company recognized $2 million and $19 million, respectively, in charges related to SG&A cost reduction actions, consisting primarily of $1 million and $18 million, respectively, in employee-related expenses and $1 million and $1 million, respectively, in professional fees. The Company also recognized $12 million related to operational efficiency initiatives in Europe in the first three months of fiscal 2027, consisting primarily of $10 million in employee-related expenses and $2 million in professional fees.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2027 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consists of the following:

in millions	June 30, 2026	March 31, 2026
Finished goods	$1,190	$1,012
Work in process	2,511	2,176
Raw materials	1,183	906
Supplies	317	307
Inventories	$5,201	$4,401

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
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets:

in millions	June 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$19	$12
Accounts receivable, net	14	9
Inventories	129	128
Prepaid expenses and other current assets	10	8
Total current assets	172	157
Property, plant and equipment, net	60	56
Goodwill	12	12
Deferred income tax assets	34	35
Other long-term assets	5	4
Total assets	$283	$264
LIABILITIES
Current liabilities:
Accounts payable	$152	$116
Accrued expenses and other current liabilities	23	31
Total current liabilities	175	147
Accrued postretirement benefits	75	84
Other long-term liabilities	4	3
Total liabilities	$254	$234

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of June 30, 2026, Novelis and Kobe both hold a 50% interest in UAL. We did not make additional contributions to UAL in the three months ended June 30, 2026. During the three months ended June 30, 2025, we made additional contributions to UAL in the amount of $6 million.
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

	Three Months Ended June 30,
in millions	2026	2025
Net sales	$600	$447
Costs and expenses related to net sales	593	445
Income tax (benefit) provision	(1)	1
Net income	$8	$1

Purchases of tolling services from Alunorf	$78	$79
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	June 30, 2026	March 31, 2026
Accounts receivable, net — related parties	$305	$197
Other long-term assets — related parties	6	6
Accounts payable — related parties	421	334

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in the first quarter of fiscal 2027.
Equity Contribution
During fiscal 2026, the Company received $950 million of equity contributions from Hindalco, indirectly through Hindalco's subsidiary, AV Minerals (Netherlands) N.V., pursuant to subscription agreements. These transactions were recorded as additional paid-in capital. See Note 1 – Business and Summary of Significant Accounting Policies for further details.
Brand License Agreement with Aditya Birla Group
On August 4, 2026, the Company's Board of Directors approved the Company entering into an Intellectual Property License Agreement (the "IPL Agreement") with Birla Group Holdings Private Limited, an affiliate of Hindalco. Hindalco is a member of the Aditya Birla Group, a multinational conglomerate headquartered in Mumbai, India. Effective July 1, 2026, the IPL Agreement grants the Company and certain subsidiaries the right to use specified Aditya Birla Group trademarks and related intellectual property in connection with their businesses.
Under the IPL Agreement, the Company is required to pay an annual royalty generally equal to 0.25% of consolidated net revenue, subject to specified minimum and maximum thresholds, including a limitation based on consolidated profit before tax. No royalty is payable for a fiscal year in which consolidated profit before tax is negative. For fiscal 2027, the parties have agreed that the royalty payable under the agreement will not exceed $24 million (INR 2.25 billion). Royalty expense under the agreement will be recognized beginning in the quarter ending September 30, 2026.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following:

	June 30, 2026				March 31, 2026
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	4.76%	$2,284	$—	$2,284	$1,305	$—	$1,305
Floating rate Term Loans, due March 2032	5.48%	1,234	(13)	1,221	1,238	(14)	1,224
3.25% Senior Notes, due November 2026	3.25%	13	—	13	13	—	13
3.375% Senior Notes, due April 2029	3.375%	572	(4)	568	576	(5)	571
4.75% Senior Notes, due January 2030	4.75%	1,600	(11)	1,589	1,600	(12)	1,588
6.875% Senior Notes, due January 2030	6.875%	750	(8)	742	750	(9)	741
3.875% Senior Notes, due August 2031	3.875%	750	(6)	744	750	(6)	744
6.375% Senior Notes, due August 2033	6.375%	750	(10)	740	750	(11)	739
China Bank Loans, due August 2027	2.65%	29	—	29	29	—	29
China Loan, due September 2027	2.45%	15	—	15	14	—	14
China Loan, due November 2027	2.60%	22	—	22	22	—	22
China Loan, due December 2027	2.50%	22	—	22	22	—	22
China Loan, due January 2029	2.40%	27	—	27	26	—	26
Sierre Loan, due October 2027	0.46%	124	—	124	125	—	125
Series 2025A Bonds, due June 2032(3)	5.00%	400	(5)	395	400	(5)	395
Series 2025B Bonds, due June 2032(3)	4.625%	100	(2)	98	100	(2)	98
Series 2026A Bonds, due March 2033(4)	4.30%	225	(4)	221	225	(4)	221
Finance lease obligations and other debt, due through April 2040(5)	4.54%	53	—	53	33	—	33
Total debt		$8,970	$(63)	$8,907	$7,978	$(68)	$7,910
Less: Short-term borrowings		(2,284)	—	(2,284)	(1,305)	—	(1,305)
Less: Current portion of long-term debt		(56)	—	(56)	(54)	—	(54)
Long-term debt, net of current portion		$6,630	$(63)	$6,567	$6,619	$(68)	$6,551
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of June 30, 2026, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
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
(5)During the three months ended June 30, 2026, Novelis added $21 million of new finance leases.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of June 30, 2026, for our debt denominated in foreign currencies are as follows (in millions):

As of June 30, 2026	Amount
Short-term borrowings and current portion of long-term debt due within one year	$2,340
2 years	90
3 years	741
4 years	2,368
5 years	17
Thereafter	3,414
Total	$8,970

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-Term Borrowings
As of June 30, 2026, our short-term borrowings totaled $2.3 billion, which consisted of $1.9 billion of borrowings on our ABL Revolver (as defined below), $350 million in short-term Brazil loans, and $14 million in short-term China loans (CNY 92 million).
The weighted average interest rate on the short-term borrowings was 4.76% and 4.72% as of June 30, 2026, and March 31, 2026, respectively.
Term Loan Facility
In March 2025, we entered into a secured term loan credit facility (the "Term Loan Facility"). The Term Loan Facility provided Novelis with $1.25 billion of proceeds (the "2025 Term Loans"). The proceeds of the 2025 Term Loans were used to repay $741 million and $481 million of the previously issued term loans due September 2026 and March 2028, respectively, with the remaining balance for general corporate purposes and transaction-related expenses. We incurred debt issuance costs of $16 million for the 2025 Term Loans, which will be amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The 2025 Term Loans mature on March 11, 2032, and are subject to 0.25% quarterly amortization payments.
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
As of June 30, 2026, we were in compliance with the covenants of our Term Loan Facility.
ABL Revolver
On February 19, 2026, the Company amended the ABL Revolver facility (the "ABL Revolver") to increase the maximum availability under the ABL Revolver by $500 million to an aggregate total of $2.5 billion. All other material terms of the ABL Revolver remained unchanged as a result of this amendment.
On June 16, 2026, the Company amended the ABL Revolver to increase the maximum availability under the ABL Revolver by an additional $500 million, bringing availability to an aggregate total of $3.0 billion and to extend the maturity until June 16, 2031. Additionally, this amendment also made certain changes to the ABL Revolver that gave the Company additional flexibility to operate its business. As a result of this debt modification, the Company incurred $8 million of financing fees, which will be amortized over the term of the loan.
As of June 30, 2026, we were in compliance with the covenants for our ABL Revolver.
As of June 30, 2026, we had $1.9 billion in borrowings under the ABL Revolver. We utilized $205 million of the ABL Revolver for letters of credit. We had availability of $875 million on the ABL Revolver, including $70 million of remaining availability that can be utilized for letters of credit.
Citi Facility
On August 14, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement with Citibank, which was amended in January 2026 (as amended, the "Citi Facility"). The Citi Facility provides for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $300 million. The initial maximum term of each individual loan or advance is 30 days. Borrowings under the Citi Facility bear interest at Term SOFR plus a margin of 1.00%.
As of June 30, 2026, we had no outstanding borrowings under the Citi Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MUFG Facility
On May 26, 2026, the Company entered into an Uncommitted Facility Agreement (the "MUFG Facility") with MUFG Bank, Ltd., GIFT Branch providing for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $500 million. Advances under the MUFG Facility may be denominated in U.S. dollars or euros, subject to a euro sublimit of €200 million. The initial maximum term of each individual loan or advance is through the last business day of the calendar month in which such loan or advance is made. Individual loans or advances may be rolled over up to two times, but no loan or advance may mature later than 90 days after the date the original advance was made. Borrowings under the MUFG Facility bear interest at Term SOFR or EURIBOR, as applicable, plus a margin of 1.15%.
As of June 30, 2026, we had no outstanding borrowings under the MUFG Facility.
Senior Notes
Our 3.250% Senior Notes due November 2026, 3.375% Senior Notes due April 2029, 4.750% Senior Notes due January 2030, 3.875% Senior Notes due August 2031, 6.875% Senior Notes due January 2030, and 6.375% Senior Notes due August 2033 (the "Senior Notes") are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries. The Senior Notes contain customary covenants and events of default that will limit our ability and, in certain instances, the ability of certain of our subsidiaries to incur additional debt and provide additional guarantees; pay dividends or return capital beyond certain amounts and make other restricted payments; create or permit certain liens; make certain asset sales; use the proceeds from the sales of assets and subsidiary stock; create or permit restrictions on the ability of certain of Novelis' subsidiaries to pay dividends or make other distributions to Novelis or certain of Novelis' subsidiaries, as applicable; engage in certain transactions with affiliates; enter into sale and leaseback transactions; designate subsidiaries as unrestricted subsidiaries; and consolidate, merge, or transfer all or substantially all of our assets and the assets of certain of our subsidiaries. During any future period in which either Standard & Poor's Ratings Group, Inc. or Moody's Investors Service, Inc. have assigned an investment grade credit rating to the Senior Notes and no default or event of default under the indenture has occurred and is continuing, certain of the covenants will be suspended. The Senior Notes include customary events of default, including a cross-acceleration event of default. The Senior Notes also contain customary call protection provisions for our bondholders that extend through November 2023 for the 3.250% Senior Notes due November 2026 (the "2026 Senior Notes"), through April 2024 for the 3.375% Senior Notes due April 2029, through January 2025 for the 4.750% Senior Notes due January 2030, through August 2026 for the 3.875% Senior Notes due August 2031, through January 2027 for the 6.875% Senior Notes due January 2030, and through August 2028 for the 6.375% Senior Notes due August 2033 (the "2033 Senior Notes").
As of June 30, 2026, we were in compliance with the covenants of our Senior Notes.
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
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans to support certain capital expansion projects in China. As of June 30, 2026, and March 31, 2026, we had $29 million (CNY 200 million) of borrowings on our China bank loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of June 30, 2026, and March 31, 2026, we had $15 million (CNY 100 million) and $14 million (CNY 100 million), respectively, of borrowings on our loan.
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of June 30, 2026, and March 31, 2026, we had $22 million (CNY 149 million) of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of June 30, 2026, and March 31, 2026, we had $22 million (CNY 149 million) of borrowings on our loan.
In the fourth quarter of fiscal 2026, we borrowed CNY 180 million of bank loans. The China Loan, due January 2029 matures on January 26, 2029, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.60%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of June 30, 2026, and March 31, 2026, we had $27 million (CNY 180 million) and $26 million (CNY 180 million), respectively, of borrowings on our loan.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of June 30, 2026, and March 31, 2026, we had $124 million (CHF 100 million) and $125 million (CHF 100 million), respectively, of borrowings on our loan.
Series 2025A Bonds
In June 2025, Novelis Corporation announced the issuance of $400 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025A Bonds") by the Industrial Development Authority of Baldwin County (the "Baldwin IDA"). The Series 2025A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the first quarter of fiscal 2026. The proceeds from the Series 2025A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025A Loan Agreement") with the Baldwin IDA, and were used to finance a portion of the costs of the construction of the Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $6 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
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
As of June 30, 2026, we were in compliance with the covenants under the Series 2025A Loan Agreement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Series 2025B Bonds
In September 2025, Novelis Corporation announced the issuance of $100 million in original aggregate principal amount of tax-exempt bonds (the "Series 2025B Bonds") by the Baldwin IDA. The Series 2025B Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the second quarter of fiscal 2026. The proceeds from the Series 2025B Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2025B Loan Agreement") with the Baldwin IDA, and were used to finance a portion of the costs of the Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $2 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2025B Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
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
As of June 30, 2026, we were in compliance with the covenants under the Series 2025B Loan Agreement.
Series 2026A Bonds
In March 2026, Novelis Corporation announced the issuance of $225 million in original aggregate principal amount of tax-exempt bonds (the "Series 2026A Bonds") by the Baldwin IDA. The Series 2026A Bonds were issued at par. Novelis Corporation received all net proceeds related to the issuance during the fourth quarter of fiscal 2026. The proceeds from the Series 2026A Bonds were loaned to Novelis Corporation pursuant to a loan agreement (the "Series 2026A Loan Agreement") with the Baldwin IDA, and were used to finance a portion of the costs of the construction of the Bay Minette plant. In connection with this transaction, we incurred debt issuance costs of $4 million, which are amortized as an increase to interest expense and amortization of debt issuance costs over the term of the loan. The Series 2026A Bonds are guaranteed, jointly and severally, on a senior unsecured basis, by Novelis Inc. and certain of its subsidiaries.
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
As of June 30, 2026, we were in compliance with the covenants under the Series 2026A Loan Agreement.
2026 Term Loan Facility
On July 23, 2026, we entered into an unsecured $500 million loan facility (the "2026 Term Loan Facility") and borrowed the full amount available under the facility immediately after execution. The facility matures on July 24, 2028, bears interest at Term SOFR plus 1.00%, subject to an increase to 1.25% upon the occurrence of certain credit rating events, and contains customary covenants and events of default for transactions of this type.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the three months ended June 30, 2026, we did not grant any Hindalco phantom RSUs or Hindalco SARs. Total share-based compensation expense was $11 million for the three months ended June 30, 2026. Total share-based compensation expense was $2 million for the three months ended June 30, 2025. As of June 30, 2026, the outstanding liability related to share-based compensation was $37 million.
The cash payments made to settle all Hindalco SAR liabilities were $4 million and $1 million in the three months ended June 30, 2026, and 2025, respectively. There were no cash payments made to settle RSUs in the first quarter of fiscal 2027. Total cash payments made to settle RSUs were $28 million in the three months ended June 30, 2025. As of June 30, 2026, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $6 million and $9 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.3 years and 1.4 years, respectively.

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
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2026	2025	2026	2025
Service cost	$6	$5	$1	$—
Interest cost	18	18	2	1
Expected return on assets	(19)	(20)	—	—
Amortization — losses (gains), net	—	1	(1)	—
Amortization — prior service credit, net	—	(1)	(1)	(1)
Settlement and curtailment gain	—	—	—	(11)
Net periodic benefit cost(1)	$5	$3	$1	$(11)
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
The average expected long-term rate of return on all plan assets is 6.3% in fiscal 2027.
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

	Three Months Ended June 30,
in millions	2026	2025
Funded pension plans	$12	$13
Unfunded pension plans	4	4
Savings and defined contribution pension plans	18	18
Total contributions	$34	$35
During the remainder of fiscal 2027, we expect to contribute an additional $22 million to our funded pension plans, $15 million to our unfunded pension plans, and $47 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other expenses (income), net in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,
in millions	2026	2025
(Gains) losses on remeasurement of monetary assets and liabilities, net	$(13)	$42
Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	13	(41)
Currency losses, net	$—	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented:

	June 30, 2026
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$185	$—	$(77)	$(1)	$107
Currency exchange contracts	11	1	(27)	(1)	(16)
Energy contracts	5	—	(2)	—	3
Interest rate swap contracts	—	—	(1)	—	(1)
Net investment hedges
Currency exchange contracts	—	5	—	—	5
Total derivatives designated as hedging instruments	$201	$6	$(107)	$(2)	$98
Derivatives not designated as hedging instruments:
Metal contracts	$195	$—	$(189)	$(3)	$3
Currency exchange contracts	18	—	(34)	(5)	(21)
Energy contracts	4	—	—	—	4
Total derivatives not designated as hedging instruments	$217	$—	$(223)	$(8)	$(14)
Total derivative fair value	$418	$6	$(330)	$(10)	$84

	March 31, 2026
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$5	$1	$(445)	$(2)	$(441)
Currency exchange contracts	10	1	(22)	—	(11)
Energy contracts	8	—	(3)	—	5
Interest rate swap contracts	—	—	(3)	—	(3)
Net investment hedges
Currency exchange contracts	—	4	—	—	4
Total derivatives designated as hedging instruments	$23	$6	$(473)	$(2)	$(446)
Derivatives not designated as hedging instruments:
Metal contracts	$187	$4	$(320)	$—	$(129)
Currency exchange contracts	15	1	(31)	(4)	(19)
Energy contracts	9	—	—	—	9
Total derivatives not designated as hedging instruments	$211	$5	$(351)	$(4)	$(139)
Total derivative fair value	$234	$11	$(824)	$(6)	$(585)
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
In addition to aluminum, we enter into LME copper and zinc forward contracts. As of June 30, 2026, we had a notional amount of 5 kt, the fair value of these contracts represented an asset of $4 million. As of March 31, 2026 we had a notional amount of 6 kt and the fair value of these contracts represented an asset of less than $1 million. These contracts are not designated as cash flow hedges, with an average duration of one year.
We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and Europe Duty Premium contracts in Europe. As of June 30, 2026, we had a notional of less than 1 kt MWP hedges not designated as cash flow hedges, representing a liability of $17 million. As of March 31, 2026, we had a notional not designated as cash flow hedges of 12 kt, representing a liability of $14 million. The average duration of these undesignated contracts is less than one year. We identify and designate certain MWP sales contracts as cash flow hedges of LMP risk associated with future sales. As of June 30, 2026, the notional designated was 77 kt, representing a liability of $10 million. As of March 31, 2026, the notional designated as cash flow hedges was 105 kt, representing a liability of $69 million. The average duration of these contracts is less than one year. For Europe Premium Duty Paid ("ECDP"), as of June 30, 2026, we had a notional of 20 kt not designated as cash flow hedges, representing a liability of $3 million. As of March 31, 2026, we had a notional 53 kt outstanding, representing a liability of $12 million. The average duration of these not designated contracts is less than one year. We identify and designate certain ECDP sales contracts as cash flow hedges of LMP risk associated with future sales. As of June 30, 2026, the notional designated as cash flow hedges was 33 kt, representing a liability of $6 million. As of March 31, 2026, we had 47 kt notional outstanding, representing a liability of $8 million. The average duration of these contracts is less than one year.
The following table summarizes our notional amount:

in kt	June 30, 2026	March 31, 2026
Hedge type
Purchase (sale)
Cash flow sales	(1,035)	(1,141)
Not designated	(186)	(234)
Total, net	(1,221)	(1,375)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had total notional amounts of $1.2 billion and $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of June 30, 2026, and March 31, 2026, respectively.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We enter into forward contracts to hedge our investments in our European operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive income under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other expenses (income), net. We had a total notional amount of $127 million and $128 million in outstanding foreign currency forwards designated as net investment hedges as of June 30, 2026, and March 31, 2026, respectively.
As of June 30, 2026, and March 31, 2026, we had outstanding foreign currency exchange contracts with a total notional amount of $1.8 billion, and $1.6 billion, respectively, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the third quarter of fiscal 2027 and offset the remeasurement impact.
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of June 30, 2026, and March 31, 2026, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas and crude oil forward purchase contracts to manage our exposure to fluctuating energy prices in North America and South America. In North America, we had a notional amount of 5 million MMBtu designated as cash flow hedges as of June 30, 2026, and the fair value was a liability of $2 million. There was a notional amount of 6 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2026, and the fair value was a liability of $2 million. As of June 30, 2026, we had a notional amount of less than 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2026, we had a notional amount of less than 1 million MMBtu and the fair value was a liability of less than $1 million. In South America, we had no undesignated cash flow hedges as of June 30, 2026 and March 31, 2026. We had a notional of 67 thousand barrels of forward contracts that were designated as cash flow hedges, representing an asset of less than $1 million as of June 30, 2026. As of March 31, 2026, we had 60 thousand barrels of natural gas forward purchase contracts designated as cash flow hedges representing an asset of $1 million. The average for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 5 million gallons designated as cash flow hedges as of June 30, 2026, and the fair value was an asset of $5 million. There was a notional amount of 6 million gallons designated as cash flow hedges as of March 31, 2026, and the fair value was an asset of $7 million. As of June 30, 2026, and March 31, 2026 there was no notional amount remaining that was not designated as hedges. In Europe, as of June 30, 2026, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of $4 million. As of March 31, 2026, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of $9 million. The average duration for all diesel fuel contracts is one year in length.

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

	Three Months Ended June 30
in millions	2026	2025
Derivative instruments not designated as hedges
Metal contracts	$26	$(13)
Currency exchange contracts	16	(38)
Energy contracts(1)	1	1
Loss (gain) recognized in other expenses (income), net	43	(50)
Derivative instruments designated as hedges
Loss (gain) recognized in other expenses (income), net(1)	7	(3)
Total loss (gain) recognized in other expenses (income), net	$50	$(53)

Losses (gains) recognized on balance sheet remeasurement currency exchange contracts, net	$13	$(41)
Realized losses (gains) on change in fair value of derivative instruments, net	115	(20)
Unrealized (gains) losses on change in fair value of derivative instruments, net	(78)	8
Total loss (gain) recognized in other expenses (income), net	$50	$(53)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow and net investment hedges. Within the next 12 months, we expect to reclassify $64 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (Effective Portion)		Amount of Gain (Loss) Recognized in Other expenses (income), net (Excluded Portion)
	Three Months Ended June 30,		Three Months Ended June 30,
in millions	2026	2025	2026	2025
Cash flow hedging derivatives
Metal contracts	$249	$(4)	$(7)	$—
Currency exchange contracts	(6)	64	—	—
Energy contracts	—	(5)	—	—
Interest rate swap contracts	1	(1)	—	—
Total cash flow hedging derivatives	$244	$54	$(7)	$—
Net investment derivatives
Currency exchange contracts	1	(17)	—	2
Total	$245	$37	$(7)	$2

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended June 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2026	2025
Cash flow hedging derivatives
Metal contracts	$(336)	$99	Net sales
Currency exchange contracts	4	(2)	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	3	—	Net sales
Currency exchange contracts	(1)	(1)	Depreciation and amortization
Interest rate swap contracts	(1)	—	Interest expense and amortization of debt issuance costs
Total	$(331)	$96	Income before income tax provision
	89	(26)	Income tax provision (benefit)
	$(242)	$70	Net income from continuing operations
The entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is included in other comprehensive (loss) income and reclassified to earnings in the period in which earnings are impacted by the hedged items or in the period that the transaction becomes probable of not occurring. The exceptions to this however, are our Net Investment, Capital Expenditures and Midwest Premium hedge programs in which forward points are excluded from assessment of effectiveness. See Impact on AOCI and earnings table above for amounts excluded from assessment of effectiveness.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented:

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2026	$(265)	$(391)	$35	$(621)
Other comprehensive (loss) income before reclassifications	(11)	180	1	170
Amounts reclassified from accumulated other comprehensive loss, net	—	242	(2)	240
Net current-period other comprehensive (loss) income	(11)	422	(1)	410
Balance as of June 30, 2026	$(276)	$31	$34	$(211)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income before reclassifications	213	41	8	262
Amounts reclassified from accumulated other comprehensive loss, net	—	(70)	(12)	(82)
Net current-period other comprehensive income (loss)	213	(29)	(4)	180
Balance as of June 30, 2025	$(165)	$(13)	$—	$(178)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of June 30, 2026, and March 31, 2026, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2026, and March 31, 2026. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	June 30, 2026		March 31, 2026
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$380	$(270)	$197	$(767)
Currency exchange contracts	35	(67)	31	(57)
Energy contracts	9	(2)	17	(3)
Interest rate swap contracts	—	(1)	—	(3)
Total level 2 instruments	$424	$(340)	$245	$(830)
Netting adjustment(1)	(206)	206	(188)	188
Total net	$218	$(134)	$57	$(642)
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

	June 30, 2026		March 31, 2026
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$6	$6	$6	$6
Total debt — third parties (excluding finance leases and short-term borrowings)	6,570	6,645	6,572	6,506
Additionally, our condensed consolidated balance sheet as of June 30, 2026, includes a note receivable in the amount of $44 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER EXPENSES (INCOME), NET
Other expenses (income), net consists of the following:

	Three Months Ended June 30,
in millions	2026	2025
September and November Oswego fires
Idle fixed costs(1)	$22	$—
Repairs and clean-up costs(2)	(4)	—
Excess costs to fulfill customer contracts(3)	406	—
Property and other insurance recoveries(4)	(163)	—
Other	4	—
September and November Oswego fires losses, net of recoveries	265	—
Sierre flood
Repairs and clean-up costs	—	4
Excess costs to fulfill customer contracts(3)	—	2
Sierre flood losses, net of recoveries	—	6
September and November Oswego fires business interruption insurance recoveries	(47)	—
Currency losses, net(5)	—	1
Unrealized (gains) losses on change in fair value of derivative instruments, net(6)	(78)	8
Realized losses (gains) on change in fair value of derivative instruments, net(6)	115	(20)
(Gain) loss on sale or disposal of assets, net	(2)	2
Interest income	(6)	(5)
Non-operating net periodic benefit cost(7)	(1)	(2)
Other, net	13	9
Other expenses (income), net	$259	$(1)
_________________________
(1)Idle fixed costs consist of employment costs and other operating expenses incurred during the period in which operations were halted at the Oswego and Sierre plants.
(2)Repairs and clean-up costs include a $23 million reversal of previously accrued vendor costs that were accrued based on the vendor quotes as of fiscal 2026.
(3)Excess costs to fulfill customer contracts consist of freight costs, including import tariffs, incurred to reroute material to fulfill customer contracts related to plant shutdowns and price premiums to procure external third-party material to meet customer demand.
(4)Property and other insurance recoveries includes $116 million of property insurance recoveries and $47 million of tariff and freight costs related to costs fulfill customer contracts.
(5)Includes losses recognized on balance sheet remeasurement currency exchange contracts, net. See Note 9 – Currency Losses (Gains) for further details.
(6)See Note 10 – Financial Instruments and Commodity Contracts for further details.
(7)Represents net periodic benefit cost, exclusive of pension curtailment and settlement gains and service cost, for the Company's pension and other post-retirement plans. For further details, refer to Note 8 – Postretirement Benefit Plans.
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
The Oswego hot mill restarted in early June 2026. We have incurred losses as a result of the outage prior to restart. However, the plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During the three months ended June 30, 2026, the Company recognized property insurance recoveries of $163 million and business interruption insurance recoveries of $47 million related to the September and November Oswego fires, which is recognized within Other (income) expenses, net. We will recognize any additional insurance recoveries related to the impact of the September and November fires at the Oswego plant in future periods when insurance proceeds are realizable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Sierre Flood
On June 30, 2024, our plant located in Sierre, Switzerland, was impacted by exceptional flooding caused by unprecedented heavy rainfall, as a result of which plant operations were halted for several weeks. Plant operations fully resumed during fiscal 2025.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended June 30, 2026, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits. For the three months ended June 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits and changes in uncertain tax positions.
As of June 30, 2026, we had a net deferred tax asset of $101 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $580 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Tax authorities continue to examine certain other of our tax filings for the fiscal year ended March 31, 2005, and the fiscal years ended March 31, 2013, through March 31, 2020, as well as for calendar years 2015 through 2024. Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are expected to decrease in the next 12 months as a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities. During the three months ended June 30, 2026, certain other estimates associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $138 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of June 30, 2026 and March 31, 2026 were $41 million and $42 million, respectively. Of the total $41 million as of June 30, 2026, $15 million is associated with an environmental reserve, $23 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of June 30, 2026, $22 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $43 million as of June 30, 2026, and $40 million as of March 31, 2026. As of June 30, 2026, the $43 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other expenses (income), net on the condensed consolidated statement of operations.
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
Aluminum Imports Matter
During the second quarter of fiscal 2026, U.S. Customs and Border Protection ("U.S. Customs") issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. Following recent changes to the Harmonized Tariff Schedule approved by the Committee for the Statistical Annotation of Tariff Schedules, this classification issue is no longer applicable to shipments made on or after July 1, 2026. As a result, cash deposits for antidumping duties will no longer be made for such shipments after that date. The Company continues its efforts to appeal the antidumping duties previously deposited for shipments impacted by the notice of action and continues to record a cash deposit for this period of approximately $127 million relating to such antidumping duties, which are classified in prepaid expenses and other current assets on the consolidated balance sheet as of June 30, 2026. The matter remains under review, and the Company believes the loss exposure to be remote. Exposure to other potential liabilities arising from this matter is considered remote. Accordingly, no liability has been recorded as of the balance sheet date.

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
Net sales and expenses are measured in accordance with the policies and procedures described in Note 1 – Business and Summary of Significant Accounting Policies within our 2026 Form 10-K.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
Selected Operating Results Three Months Ended June 30, 2026	North America	Europe	Asia	South America	Total
Net sales – third party	$2,780	$1,381	$760	$743	$5,664
Net sales – intersegment	(19)	160	366	113	620
Total net sales	$2,761	$1,541	$1,126	$856	$6,284

Reconciliation of net sales
Other revenues(1)					$129
Elimination of intersegment net sales					(620)
Consolidated net sales					$5,793

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$2,554	$1,364	$949	$647
Selling, general and administrative expenses	69	48	24	21
Other segment items(2)	27	28	32	2
Adjusted EBITDA	$111	$101	$121	$186
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended June 30, 2026	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$66	$43	$26	$22	$157	$(7)	$150
Income tax (benefit) provision	(78)	22	36	36	16	48	64
Capital expenditures	730	26	7	10	773	2	775

Selected Operating Results Three Months Ended June 30, 2025
Depreciation and amortization	$63	$44	$25	$22	$154	$(6)	$148
Income tax (benefit) provision	(3)	8	7	22	34	16	50
Capital expenditures	321	30	15	28	394	(8)	386

in millions
June 30, 2026	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$580	$374	$—	$954	$—	$954
Total assets	11,235	4,932	2,365	2,522	21,054	1,905	22,959

March 31, 2026
Investment in and advances to non–consolidated affiliates	$—	$585	$376	$—	$961	$—	$961
Total assets	9,859	4,835	2,167	2,379	19,240	1,706	20,946

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended June 30,
in millions	2026	2025
North America	$111	$133
Europe	101	70
Asia	121	93
South America	186	119
Eliminations and Other	(3)	1
Adjusted EBITDA	$516	$416
Depreciation and amortization	(150)	(148)
Interest expense and amortization of debt issuance costs	(70)	(67)
Adjustment to reconcile proportional consolidation(1)	(14)	(14)
Unrealized gains (losses) on change in fair value of derivative instruments, net	78	(8)
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	2	3
Restructuring and impairment, net	(19)	(85)
Gain (loss) on sale or disposal of assets, net	2	(2)
Metal price lag	173	69
Sierre flood losses, net of recoveries(3)	—	(6)
September and November Oswego fire losses, net of recoveries(4)	(265)	—
Start-up costs(5)	(21)	(5)
Other, net	(4)	(7)
Income from continuing operations before income tax provision	$228	$146
Income tax provision	(64)	(50)
Net income attributable to our common shareholder	$164	$96
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
(4)September and November Oswego fire losses, net of recoveries relate to non-recurring non-operating charges from two significant fires at our Oswego, New York plant. See Note 13 – Other Expenses (Income), Net for additional information about this event.
(5)Start-up costs are related to the construction of the Bay Minette plant. All of these costs are included in Selling, general and administrative expenses.

Information about Product Sales
The following table displays net sales by product end market:

	Three Months Ended June 30,
in millions	2026	2025
Beverage packaging	$3,281	$2,494
Automotive	1,045	1,034
Aerospace and industrial plate	197	176
Specialty	1,270	1,013
Net sales	$5,793	$4,717

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
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves the leading producer of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our suppliers and customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets globally. For the three months ended June 30, 2026, we had total shipment volumes of 970 kt and net sales of $5.8 billion. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
BUSINESS AND INDUSTRY CLIMATE
We believe the long-term trends for flat-rolled aluminum products remain strong. In support of these long-term market demand trends, we have a number of debottlenecking, recycling, and new capacity capital investments underway or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. The largest of these investments is an approximately $5.0 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. We believe this new U.S. plant, now in its early commissioning process, will support strong demand for sustainable beverage packaging and automotive aluminum sheet and advance a more circular economy.
Increasing customer preference for sustainable packaging options and a shift in package mix toward infinitely recyclable aluminum are driving higher demand for aluminum beverage packaging worldwide in both the near and long-term. We believe that demand for aluminum automotive sheet will continue to grow in the long-term, primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, including lower emissions and better fuel economy, while maintaining or improving vehicle safety and performance. We are also seeing increased demand for aluminum used in the production of electric vehicles, as aluminum's lighter weight can result in extended battery range.
We expect long-term demand for building and construction and other specialty products to grow due to increased customer preference for lightweight, sustainable materials. We also expect increased demand for aluminum plate in Asia due to the development and expansion of industries serving aerospace, rail, and other technically demanding applications.
Demand for aerospace aluminum plate and sheet also remains favorable due to strong airplane build rates, but the OEMs ability to produce has been constrained by instability in their supply chain. In the longer-term, we believe significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future and that our multi-year supply agreements have positioned us to benefit from future expected demand.
In addition, unpredictable tariffs and international trade uncertainty are generating volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, increase costs for Novelis and could undermine demand for aluminum.

Competition for scrap metal has been increasing over recent years due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. While, scrap prices have turned favorable in most regions as a result of favorable supply and demand dynamics and increased aluminum prices, we continue to work on solutions, including sorting technologies and supply chain improvements, to increase the amount and different types of scrap metal our systems are able to process and our alloys can accept, as market supply and demand dynamics can be unpredictable.
In fiscal 2025, the Company initiated structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $350 to $400 million in annualized savings by the end of fiscal 2028. We exited fiscal 2026 with over $200 million in run-rate cost savings as a result of actions taken pursuant to the 2025 Efficiency Plan. For the three months ended June 30, 2026, we recognized restructuring charges of $15 million bringing the cumulative costs of the 2025 Efficiency Plan to $180 million. See Note 2 – Restructuring and Impairment for further discussion.
In fiscal 2026, our plant located in Oswego, New York, was impacted by two significant fires. There were no injuries in either event, as everyone working at the plant was safely evacuated in both instances. We restarted the Oswego hot mill in the first quarter of fiscal 2027, and the majority of the costs related to repairs, clean-up, idle employees, excess costs to fulfill customer contracts, and other costs have been incurred. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits, and we have received net insurance recoveries of $300 million cumulatively since the fires occurred through June 30, 2026. We expect to continue to receive substantial insurance recoveries over future periods, though the amount and timing of such recoveries are difficult to predict and will be subject to deductibles and policy limits. See Note 13 – Other Expenses (Income), Net for additional information about the fires.
During the second quarter of fiscal 2026, U.S. Customs issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. See Note 15 – Commitments and Contingencies for additional information.
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
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. As of June 30, 2026, we have 22 plants globally, and 13 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of June 30, 2026.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to be in the range of $2.1 to $2.4 billion for fiscal 2027, primarily related to the construction of our greenfield plant in Bay Minette, Alabama, now early in the commissioning process, as well as approximately $350 million for expected maintenance spend.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended June 30,		Percent Change
	2026	2025
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$3,585	$2,519	42%
Average cash price during period	3,576	2,447	46
Closing cash price as of end of period	3,106	2,593	20
The weighted average LMPs are as follows:

	Three Months Ended June 30,		Percent Change
	2026	2025
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$865	$667	30%
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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and Europe Duty Premium contracts in Europe, though the derivative markets for local market premiums is not as robust or efficient enough for us to engage in a hedging program similar to the LME hedging program. From time to time, we take advantage of short-term market conditions to hedge some percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended June 30,
	June 30, 2026	March 31, 2026	2026	2025
Euro per U.S. dollar	0.875	0.868	0.861	0.871
Brazilian real per U.S. dollar	5.177	5.219	5.074	5.609
South Korean won per U.S. dollar	1,542	1,513	1,508	1,392
Canadian dollar per U.S. dollar	1.419	1.396	1.386	1.374
Swiss franc per euro	0.922	0.925	0.917	0.934
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

RESULTS OF OPERATIONS
For the three months ended June 30, 2026, we reported net income attributable to our common shareholder of $164 million, an increase of 71% compared to $96 million in the comparable prior year period, and total Adjusted EBITDA of $516 million, an increase of 24% compared to $416 million in the comparable prior year period. The increase in operational performance compared to the comparable prior year period was primarily driven by lower scrap aluminum prices, September and November Oswego fire-related business interruption insurance proceeds, and lower SG&A costs, partially offset by lower shipments due to the September and November Oswego fires, net tariffs and lower scrap consumption, which created a less favorable metal benefit compared to the prior year. In addition to the aforementioned factors, net income attributable to our common shareholder was positively impacted by unrealized gains on change in fair value of derivative instruments, favorable movement in average LMP aluminum prices, partially offset by costs associated with the repairs, clean-up, and costs to fulfill customer contracts due to the September and November fires at the Oswego plant, net of related insurance recoveries.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	March 31, 2026	June 30, 2026
Net sales	$4,717	$4,744	$4,186	$4,787	$18,434	$5,793
Percentage (decrease) increase in net sales versus comparable prior year period	13%	10%	3%	4%	7%	23%
Rolled product shipments:
North America	389	369	283	302	1,343	376
Europe	262	261	262	284	1,069	275
Asia	215	222	189	230	856	232
South America	156	159	170	177	662	167
Eliminations	(59)	(70)	(95)	(149)	(373)	(134)
Total	963	941	809	844	3,557	916

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	—%	(7)%	(21)%	(19)%	(12)%	(3)%
Europe	—	12	16	7	8	5
Asia	11	12	2	14	10	8
South America	1	(2)	2	8	2	7
Total	1%	—%	(11)%	(12)%	(5)%	(5)%
Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025
Net sales was $5.8 billion for the three months ended June 30, 2026, an increase of 23% from $4.7 billion in the comparable prior year period, primarily due to a 30% increase in average LMP and a 46% increase in average LME prices, partially offset by metal price hedging activities with an unfavorable period-on-period impact of $435 million. Total flat rolled product shipments were down 5% from the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $228 million for the three months ended June 30, 2026, compared to income before income tax provision of $146 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $4.9 billion for the three months ended June 30, 2026, an increase of 19% from $4.1 billion in the comparable prior year period, primarily due to higher average aluminum prices. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $831 million over the comparable prior year period.

Selling, General and Administrative Expenses
SG&A was $181 million for the three months ended June 30, 2026, an increase of 3% from $175 million in the comparable prior year period, primarily due to higher start-up costs related to the Bay Minette plant, mostly offset by cost savings from the 2025 Efficiency Plan.
Depreciation and Amortization
Depreciation and amortization was $150 million in the three months ended June 30, 2026, an increase of 1% from $148 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $70 million for the three months ended June 30, 2026, an increase of 4% from $67 million in the comparable prior year period.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $19 million and $85 million for the three months ended June 30, 2026, and 2025, respectively. The decrease in restructuring expense is primarily driven by lower charges related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details.
Other Expense (Income), Net
Other expenses (income), net was an expense of $259 million and income of $1 million for the three months ended June 30, 2026, and 2025, respectively. The change was primarily due to charges related to the September and November fires at the Oswego plant of $428 million, net of property and other insurance recoveries of $163 million and business interruption recoveries of $47 million in the current period compared to no charges in the prior year period, charges related to the Sierre flood of $6 million in the prior year period with no charges in the current period, the Company incurring unrealized gains on the change in fair value of derivative instruments, net of $78 million in the current period, compared to losses of $8 million in the prior year period, and the Company incurring realized losses on the change in fair value of derivative instruments, net of $115 million in the current period, compared to gains of $20 million in the prior year period.
Taxes
We recognized $64 million of income tax provision for the three months ended June 30, 2026. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits. We recognized $50 million of income tax provision in the comparable prior period.
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

Selected Operating Results Three Months Ended June 30, 2026	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,761	$1,541	$1,126	$856	$(491)	$5,793
Shipments (in kt):
Rolled products – third party	376	244	152	144	—	916
Rolled products – intersegment	—	31	80	23	(134)	—
Total rolled products	376	275	232	167	(134)	916
Non-rolled products	14	9	4	23	4	54
Total shipments	390	284	236	190	(130)	970

Selected Operating Results Three Months Ended June 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,022	$1,258	$852	$665	$(80)	$4,717
Shipments (in kt):
Rolled products – third party	389	262	164	148	—	963
Rolled products – intersegment	—	—	51	8	(59)	—
Total rolled products	389	262	215	156	(59)	963
Non-rolled products	5	12	1	25	—	43
Total shipments	394	274	216	181	(59)	1,006
The following table reconciles changes in Adjusted EBITDA for the three months ended June 30, 2025, to the three months ended June 30, 2026:

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended June 30, 2025	$133	$70	$93	$119	$1	$416
Volume	(18)	18	17	12	(87)	(58)
Conversion premium and product mix	(18)	22	(12)	—	13	5
Conversion costs	(47)	(9)	11	53	78	86
Foreign exchange	(1)	(4)	7	(1)	1	2
Selling, general & administrative and research & development costs(2)	6	3	5	(1)	(1)	12
Other changes(3)	56	1	—	4	(8)	53
Adjusted EBITDA - Three Months Ended June 30, 2026	$111	$101	$121	$186	$(3)	$516
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
(3)Other changes in North America included $47 million for business interruption insurance recoveries related to the September and November Oswego fires recognized during the three months ended June 30, 2026.

North America
Net sales increased $739 million, or 37%, primarily driven by higher average LMP aluminum prices, partially offset by a 3% decrease primarily driven by lower shipments in automotive and specialties due mainly to the fires at the Oswego plant and partially offset by higher beverage packaging shipments. Adjusted EBITDA was $111 million, a decrease of 17%, primarily driven by the impact of lower shipments and unfavorable product mix resulting from the production interruptions at Oswego, higher net tariffs and less favorable metal benefits from lower scrap consumption, partially offset by higher product pricing, lower labor costs and insurance recoveries related to the September and November Oswego fires.
Europe
Net sales increased $283 million, or 22%, primarily driven by a 5% increase in rolled product shipments, with year-over-year growth in beverage packaging, automotive, and aerospace shipments, and partially offset by lower specialty shipments. Adjusted EBITDA was $101 million, an increase of 44%, primarily driven by higher shipments, favorable product mix, favorable metal benefits from lower scrap pricing, and cost efficiency actions, and partially offset by lower fixed cost absorption and unfavorable foreign exchange.
Asia
Net sales increased $274 million, or 32%. Total flat rolled product shipments increased 8%, driven by higher beverage packaging, specialty and aerospace shipments, partially offset by lower automotive shipments. Adjusted EBITDA was $121 million, an increase of 30%, primarily driven by higher volume and favorable metal benefits from lower scrap pricing, cost efficiencies and favorable foreign exchange, partially offset by unfavorable product mix.

South America
Net sales increased $191 million, or 29%, primarily driven by a 7% increase in beverage packaging shipments. Adjusted EBITDA was $186 million, an increase of 56%, primarily driven by favorable metal benefits from lower scrap pricing and higher volume.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.1 billion of liquidity as of June 30, 2026. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, equity contributions from our common shareholder, and senior notes. We expect to be able to fund both our short-term and long-term liquidity needs, such as our continued expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary. There can be no assurances that similar funding from equity contributions from our common shareholder will be made available in the future.
Available Liquidity
Our available liquidity as of June 30, 2026, and March 31, 2026, is as follows:

in millions	June 30, 2026	March 31, 2026
Cash and cash equivalents	$1,105	$1,254
Availability under committed credit facilities	1,015	1,502
Total available liquidity	$2,120	$2,756
The decrease in total available liquidity relates to the decrease in availability under committed credit facilities, which is primarily driven by a higher outstanding balance on the ABL Revolver compared to the prior year, and a decrease in cash and cash equivalents, as explained in the cash flow activities discussed below. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of June 30, 2026, we held $7 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of June 30, 2026, we held $357 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of June 30, 2026, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
We use derivative contracts to manage risk as well as liquidity. Under our terms of credit with counterparties to our derivative contracts, we do not have any material margin call exposure. No material amounts have been posted by Novelis, nor do we hold any material amounts of margin posted by our counterparties. We settle derivative contracts in advance of billing on the underlying physical inventory and collecting payment from our customers, which temporarily impacts our liquidity position. The lag between derivative settlement and customer collection typically ranges from 30 to 90 days.
Obligations
Our material cash requirements include future contractual and other obligations arising in the normal course of business. These obligations primarily include debt and related interest payments, finance and operating lease obligations, postretirement benefit plan obligations, and purchase obligations. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements and "Liquidity and Capital Resources" within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Form 10-K for more details.
There are no additional material off-balance sheet arrangements.

Cash Flow Summary

	Three Months Ended June 30,
in millions	2026	2025	Change
Net cash (used in) provided by operating activities	$(455)	$105	$(560)
Net cash used in investing activities	(676)	(400)	(276)
Net cash provided by financing activities	975	311	664
Operating Activities
The decrease in net cash (used in) provided by operating activities is primarily related to unfavorable changes in working capital, partially offset by higher net income.
Net Cash Provided by Operating Activities - Continuing Operations and Adjusted Free Cash Flow
Refer to Non-GAAP Financial Measures for our definition of adjusted free cash flow.
The following table reconciles Net cash (used in) provided by operating activities - continuing operations to adjusted free cash flow and shows the change between periods, as well as the ending balances of cash and cash equivalents:

	Three Months Ended June 30,
in millions	2026	2025	Change
Net cash (used in) provided by operating activities – continuing operations(1)	$(455)	$105	$(560)
Net cash used in investing activities – continuing operations(1)	(676)	(400)	(276)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(3)	—	(3)
Adjusted free cash flow	$(1,134)	$(295)	$(839)
Ending cash and cash equivalents	$1,105	$1,074	$31
_________________________
(1)For the three months ended June 30, 2026, and 2025, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $775 million during the three months ended June 30, 2026. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $386 million during the three months ended June 30, 2025.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the three months ended June 30, 2026, and 2025:

Three Months Ended
in millions	June 30, 2026
Short-term borrowings in Brazil	$75
Proceeds from issuance of long-term and short-term borrowings	$75

Three Months Ended
in millions	June 30, 2025
Short-term borrowings in Brazil	$50
Short-term borrowings in China	13
Series 2025A Bonds, due June 2032	400
Proceeds from issuance of long-term and short-term borrowings	$463

The following represents principal payments of long-term and short-term borrowings during the three months ended June 30, 2026, and 2025:

Three Months Ended
in millions	June 30, 2026
Short-term borrowings in Brazil	$(75)
Floating rate Term Loans, due March 2032	(3)
Finance leases and other repayments	(1)
Principal payments of long-term and short-term borrowings	$(79)

Three Months Ended
in millions	June 30, 2025
Floating rate Term Loans, due March 2032	$(3)
Finance leases and other repayments	(1)
Principal payments of long-term and short-term borrowings	$(4)
The following represents inflows (outflows) from revolving credit facilities and other, net during the three months ended June 30, 2026, and 2025:

Three Months Ended
in millions	June 30, 2026
ABL Revolver	$985
Korea credit facility	1
Revolving credit facilities and other, net	$986

Three Months Ended
in millions	June 30, 2025
ABL Revolver	$(89)
China credit facility	(14)
Korea credit facility	(2)
Revolving credit facilities and other, net	$(105)
In addition to the activities shown in the tables above, we paid debt issuance costs of $7 million during the three months ended June 30, 2026. We paid debt issuance costs of $8 million during the three months ended June 30, 2025. We also paid a return of capital to our common shareholder in the amount of $35 million during the three months ended June 30, 2025.

Non-Guarantor Information
As of June 30, 2026, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the three months ended June 30, 2026)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the three months ended June 30, 2026)	19%
Assets owned by non-guarantor subsidiaries (as of June 30, 2026)	11%
In addition, for the three months ended June 30, 2026, and 2025, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $1.4 billion and $1.1 billion, respectively, and as of June 30, 2026, those subsidiaries had assets of $3.5 billion and debt and other liabilities of $2.2 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow. We expect annual maintenance capital expenditures to be approximately $350 million. We believe the long-term trends for flat-rolled aluminum products remain strong. To capture this demand, we have invested in new rolling and recycling capacity and capabilities across regions. The largest of these projects is the approximately $5 billion greenfield rolling and recycling plant in Bay Minette, Alabama, which is now in its early commissioning process. Our goal has been to keep our net leverage ratio at or around 3.5x during our strategic capital investment cycle underway, but tariff cost pressures and Oswego fire-related impacts to our business have caused, and may continue to cause,net leverage to go above this target in the near-term. In fiscal 2026, we received approximately $950 million of equity contributions from our common shareholder to help fund our capital projects. Our framework also guides approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors and were $35 million in fiscal 2026. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no significant changes to our critical accounting policies and estimates as reported in our 2026 Form 10-K. See Note 1 – Business and Summary of Significant Accounting Policies for our principal areas of uses of estimates and assumptions.
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
Beginning in the first quarter of fiscal 2026, the Company began to exclude non-capitalizable start-up costs associated with the commissioning, pre-production, and production ramp-up at the Bay Minette plant. The Bay Minette plant is the first fully integrated aluminum mill built in the U.S. in over 40 years and is expected to have an annual rolled aluminum production capacity of 600 kt once completed and at normal production capacity. As a result, non-capitalizable start-up costs will have a significant impact on the comparability of reported Adjusted EBITDA during the period of commissioning, pre-production, and production ramp-up. Given the nature of the related costs and activities, management does not view these as normal, recurring operating expenses, but rather as non-recurring investments to commission and ramp up production at the new plant. Excluding such start-up costs maintains comparability of Adjusted EBITDA among periods, which is useful to investors and reflects how management evaluates the Company's operating performance. The Company will cease excluding such start-up costs from its Adjusted EBITDA once normal production capacity is achieved at the Bay Minette plant.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being commissioned in Bay Minette, Alabama; the expected impact of the Oswego fire on our operations and our ability to recover under our insurance policies; our projections regarding financial performance, liquidity, capital expenditures, and investments; the impact of significant tariffs and other trade barriers, including U.S aluminum tariffs; expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand will remain favorable due to strong OEM build rates; statements about our belief that significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing, will translate into growth in the future; statements about our belief that long term trends for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; and statements about our expectation that long-term demand for building and construction and other specialty products will grow. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
•unplanned disruptions at our operating facilities, including as a result of adverse weather phenomena, fires, or other force majeure events;
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
This document also contains information concerning our markets and products generally, which is forward-looking in nature and is based on a variety of assumptions regarding the ways in which these markets and product categories will develop. These assumptions have been derived from information currently available to us and to the third-party industry analysts quoted herein. This information includes, but is not limited to, product shipments and share of production. Actual market results may differ from those predicted. We do not know what impact any of these differences may have on our business, our results of operations, financial condition, and cash flow. For a discussion of some of the specific factors that may cause Novelis' actual results or outcomes to differ materially from those projected in any forward-looking statements, refer to the factors discussed in Part I. Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2026 Form 10-K, as the same may be updated from time to time in our quarterly reports on Form 10-Q or in other reports which we periodically file with the SEC.

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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2026, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(330)
Copper	(10)	(3)
Zinc	(10)	(1)
Local market premiums - European Premium Duty Paid	10%	(3)
Local market premiums - Midwest Premium	10%	(18)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2026, given a 10% decline in prices for energy contracts:

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(2)
Diesel fuel	(10)	(4)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of June 30, 2026, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(13)
Euro	(10)	(71)
Korean won	(10)	(76)
Canadian dollar	(10)	(2)
British pound	(10)	(36)
Swiss franc	(10)	(34)
Chinese yuan	10	—

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of June 30, 2026, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $10 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of June 30, 2026, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of June 30, 2026, would have an estimated potential negative effect on the contracts' fair value of approximately $1 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
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
Item 1A. Risk Factors.
See Part I. Item 1A. Risk Factors in our 2026 Form 10-K. There have been no material changes from the risk factors described in our 2026 Form 10-K.
Item 5. Other Information.
On August 4, 2026, Donald A. Stewart, a member of the Company's Board of Directors (the "Board"), notified the Company of his retirement from the Company's Board, effective immediately. Mr. Stewart's retirement does not relate to any disagreement with the Company on any matter relating to its operations, policies or practices.
Following a meeting of the Board held on August 4, 2026, the sole shareholder elected Mr. Raj Krishnamoorthy to serve as a director of the Company, effective as of August 4, 2026. There were no arrangements or understandings pursuant to which Mr. Krishnamoorthy was appointed as a director, and there are no related party transactions between the Company and Mr. Krishnamoorthy reportable under Item 404(a) of Regulation S-K. Mr. Krishnamoorthy will not initially serve on any of the committees of the Company's Board.
Mr. Krishnamoorthy is a Fellow at Cybersecurity Board Reporting in Canada and an independent director of Circular Materials, a Canadian not-for-profit producer responsibility organization. Prior to his current positions, he served as a partner in Deloitte's Canadian Risk Advisory practice for more than 25 years, where he advised organizations on cybersecurity, technology risk, governance, and managed security services. Mr. Krishnamoorthy has more than 39 years of experience in accounting, risk management, cybersecurity, and advisory services, including professional experience in Canada and the United Kingdom. He is a Fellow Chartered Professional Accountant in Canada and is a Chartered Accountant from the UK (Institute of Chartered Accountants in England and Wales). He also holds Certified Information Systems Security Professional and Certified Information Systems Auditor designations. Mr. Krishnamoorthy received a Master of Commerce degree in accounting, finance and information systems from Delhi University and a Bachelor of Commerce degree in accounting and finance from MES College. Mr. Krishnamoorthy's experience in cybersecurity, information technology, technology risk, accounting, audit, enterprise risk management, and governance qualifies him to serve on the Board.
Mr. Krishnamoorthy will be entitled to receive compensation for his Board service in accordance with the Company's standard compensation arrangements for directors as described in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2026, under the caption "Director Compensation for Fiscal 2026."

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
10.1#
Amendment No. 16 to Second Amended and Restated Credit Agreement, dated as of June 16, 2026, among, inter alios, Novelis Inc., Novelis Corporation, Novelis UK Ltd, Novelis AG, Novelis Deutschland GmbH and certain of their affiliates as borrowers and guarantors, the Lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Issuing Bank and U.S. Swingline Lender

10.2#
Facility Agreement, dated July 23, 2026, by and among Novelis Corporation, as borrower, Novelis Inc., as guarantor, BNP Paribas, Crédit Agricole Corporate and Investment Bank, Singapore Branch, DBS Bank LTD. and MUFG Bank LTD, as arrangers, the lenders party thereto, and MUFG Bank, LTD. (incorporated in Japan with limited liability), Hong Kong Branch, as agent.

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
Date: August 5, 2026