Form 10-Q
period 2026-09-30
Novelis Inc.
filed 2026-11-05
CIK 1304280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
As of November 4, 2026, the registrant had 606,333,333 shares of common stock, no par value, outstanding. All of the registrant's outstanding shares were held indirectly by Hindalco Industries Ltd., the registrant's parent company.

COMMONLY USED OR DEFINED TERMS

Term	Definition
Adjusted EBITDA	As defined in Note 16 – Segment, Geographical Area, Major Customer and Major Supplier Information
AluInfra	AluInfra Services SA
Alunorf	Aluminium Norf GmbH
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Bay Minette plant	Our 600 kt capacity greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama, which is currently in the commissioning process.
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
Fiscal 2027	Fiscal year ended March 31, 2027(1)
Form 10-Q	Quarterly Report on Form 10-Q
FRP	Flat-rolled products
GAAP	Generally Accepted Accounting Principles
Kobe	Kobe Steel, Ltd.
kt	kilotonne (One kt is 1,000 metric tonnes)
LME	The London Metals Exchange
LMP	Local market premium
Logan	Logan Aluminum Inc.
MMBtu	One decatherm or 1 million British Thermal Units
OEM	Original equipment manufacturer
R&D	Research and development
RSUs	Restricted stock units
SARs	Stock appreciation rights
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
SOFR	Secured Overnight Financing Rate
Tri-Arrows	Tri-Arrows Aluminum Inc.
UAL	Ulsan Aluminum Ltd.
UBC	Used beverage can
U.K.	United Kingdom
U.S.	United States
VIE	Variable interest entity
2026 Form 10-K	Our Annual Report on Form 10-K for the fiscal year ended March 31, 2026, as filed with the SEC on May 19, 2026
_________________________
(1)Analogous convention is used for the fiscal years prior and subsequent to March 31, 2027.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Net sales	$5,942	$4,744	$11,735	$9,461
Cost of goods sold (exclusive of depreciation and amortization)	5,197	4,028	10,062	8,104
Selling, general and administrative expenses	191	173	372	348
Depreciation and amortization	150	152	300	300
Interest expense and amortization of debt issuance costs	80	68	150	135
Research and development expenses	24	24	45	46
Loss on extinguishment of debt, net	—	3	—	3
Restructuring and impairment expenses, net	5	31	24	116
Equity in net income of non-consolidated affiliates	(4)	(5)	(4)	(6)
Other (income) expenses, net	(11)	46	248	45
	5,632	4,520	11,197	9,091
Income before income tax provision	310	224	538	370
Income tax provision	100	61	164	111
Net income	210	163	374	259
Net income attributable to our common shareholder	$210	$163	$374	$259
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Net income	$210	$163	$374	$259
Other comprehensive income (loss):
Currency translation adjustment	81	(29)	70	184
Net change in fair value of effective portion of cash flow hedges	(29)	(60)	544	(98)
Net change in pension and other benefits	5	(1)	2	(6)
Other comprehensive income (loss) before income tax effect	57	(90)	616	80
Income tax (benefit) provision related to items of other comprehensive income (loss)	(9)	(15)	141	(25)
Other comprehensive income (loss), net of tax	66	(75)	475	105
Comprehensive income	276	88	849	364
Comprehensive income attributable to noncontrolling interests, net of tax	2	—	1	—
Comprehensive income attributable to our common shareholder	$274	$88	$848	$364
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

in millions, except number of shares	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,277	$1,254
Accounts receivable, net
— third parties (net of allowance for credit losses of $7 as of September 30, 2026, and March 31, 2026)	2,607	2,538
— related parties	295	197
Inventories	5,145	4,401
Prepaid expenses and other current assets	344	354
Fair value of derivative instruments	235	234
Assets held for sale	12	15
Total current assets	9,915	8,993
Property, plant and equipment, net	9,993	8,811
Goodwill	1,079	1,079
Intangible assets, net	416	442
Investment in and advances to non-consolidated affiliates	1,007	961
Deferred income tax assets	296	359
Other long-term assets
— third parties	296	295
— related parties	7	6
Total assets	$23,009	$20,946

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt	$73	$54
Short-term borrowings	2,631	1,305
Accounts payable
— third parties	4,925	4,985
— related parties	455	334
Fair value of derivative instruments	194	824
Accrued expenses and other current liabilities	712	780
Total current liabilities	8,990	8,282
Long-term debt, net of current portion	7,030	6,551
Deferred income tax liabilities	217	139
Accrued postretirement benefits	449	485
Other long-term liabilities	290	305
Total liabilities	16,976	15,762
Commitments and contingencies
Shareholder's equity:
Common stock, no par value; Unlimited number of shares authorized; 606,333,333 shares issued and outstanding as of September 30, 2026, and March 31, 2026	—	—
Additional paid-in capital	2,023	2,023
Retained earnings	4,144	3,770
Accumulated other comprehensive loss	(147)	(621)
Total equity of our common shareholder	6,020	5,172
Noncontrolling interests	13	12
Total equity	6,033	5,184
Total liabilities and equity	$23,009	$20,946
____________________
See accompanying notes to the condensed consolidated financial statements. Refer to Note 4 – Consolidation for information on our consolidated VIE.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended September 30,
in millions	2026	2025
OPERATING ACTIVITIES
Net income	$374	$259
Adjustments to determine net cash (used in) provided by operating activities:
Depreciation and amortization	300	300
(Gain) loss on unrealized derivatives and other realized derivatives in investing activities, net	(107)	38
(Gain) loss on sale or disposal of assets, net	(11)	3
Non-cash restructuring and impairment charges	—	69
Loss on extinguishment of debt, net	—	3
Deferred income taxes, net	(4)	22
Equity in net income of non-consolidated affiliates	(4)	(6)
Loss on foreign exchange remeasurement of debt	—	18
Amortization of debt issuance costs and carrying value adjustments	9	8
Non-cash charges related to 2025 Oswego fires	—	11
Other, net	(2)	—
Changes in assets and liabilities including assets and liabilities held for sale:
Accounts receivable	(78)	105
Inventories	(733)	(251)
Accounts payable	66	(61)
Other assets	(161)	(21)
Other liabilities	(67)	(86)
Net cash (used in) provided by operating activities	$(418)	$411
INVESTING ACTIVITIES
Capital expenditures	$(1,543)	$(913)
Proceeds from sales of assets, third party	15	—
Outflows from investment in and advances to non-consolidated affiliates, net	(8)	(3)
Proceeds (outflows) from the settlement of derivative instruments, net	19	(17)
Proceeds from insurance claims	138	18
Other	8	5
Net cash used in investing activities	$(1,371)	$(910)
FINANCING ACTIVITIES
Proceeds from issuance of long-term and short-term borrowings	$575	$1,378
Principal payments of long-term and short-term borrowings	(93)	(817)
Revolving credit facilities and other, net	1,330	99
Debt issuance costs	(10)	(23)
Return of capital to our common shareholder	—	(35)
Net cash provided by financing activities	$1,802	$602
Net increase in cash, cash equivalents and restricted cash	13	103
Effect of exchange rate changes on cash	10	18
Cash, cash equivalents and restricted cash – beginning of period	1,261	1,041
Cash, cash equivalents and restricted cash – end of period	$1,284	$1,162

Cash and cash equivalents	$1,277	$1,157
Restricted cash (included in other long-term assets)	7	5
Cash, cash equivalents and restricted cash – end of period	$1,284	$1,162

Supplemental Disclosures:
Accrued capital expenditures	$304	$301
____________________
See accompanying notes to the condensed consolidated financial statements.

Novelis Inc.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY (unaudited)

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
in millions, except number of shares	Shares	Amount
Balance as of March 31, 2025	600,000,000	$—	$1,108	$3,755	$(358)	$10	$4,515
Net income attributable to our common shareholder	—	—	—	259	—	—	259
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	184	—	184
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $24 included in other comprehensive income (loss)	—	—	—	—	(74)	—	(74)
Change in pension and other benefits, net of tax benefit of $1 included in other comprehensive income (loss)	—	—	—	—	(5)	—	(5)
Return of capital to our common shareholder	—	—	(35)	—	—	—	(35)
Balance as of September 30, 2025	600,000,000	$—	$1,073	$4,014	$(253)	$10	$4,844

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of March 31, 2026	606,333,333	$—	$2,023	$3,770	$(621)	$12	$5,184
Net income attributable to our common shareholder	—	—	—	374	—	—	374
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	70	—	70
Change in fair value of effective portion of cash flow hedges, net of tax provision of $141 included in other comprehensive income (loss)	—	—	—	—	403	—	403
Change in pension and other benefits, net of tax provision of $0 included in other comprehensive income (loss)	—	—	—	—	1	1	2
Balance as of September 30, 2026	606,333,333	$—	$2,023	$4,144	$(147)	$13	$6,033

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2025	600,000,000	$—	$1,073	$3,851	$(178)	$10	$4,756
Net income attributable to our common shareholder	—	—	—	163	—	—	163
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	(29)	—	(29)
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $15 included in other comprehensive income (loss)	—	—	—	—	(45)	—	(45)
Change in pension and other benefits, net of tax provision of $0 included in other comprehensive income (loss)	—	—	—	—	(1)	—	(1)
Balance as of September 30, 2025	600,000,000	$—	$1,073	$4,014	$(253)	$10	$4,844

	Equity of our Common Shareholder
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of June 30, 2026	606,333,333	$—	$2,023	$3,934	$(211)	$11	$5,757
Net income attributable to our common shareholder	—	—	—	210	—	—	210
Currency translation adjustment included in other comprehensive income (loss)	—	—	—	—	81	—	81
Change in fair value of effective portion of cash flow hedges, net of tax benefit of $10 included in other comprehensive income (loss)	—	—	—	—	(19)	—	(19)
Change in pension and other benefits, net of tax provision of $1 included in other comprehensive income (loss)	—	—	—	—	2	2	4
Balance as of September 30, 2026	606,333,333	$—	$2,023	$4,144	$(147)	$13	$6,033
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
Organization and Description of Business
We produce aluminum sheet, plate and light gauge products for use in the packaging market, which includes beverage and food can and foil products, as well as for use in the automotive, transportation, aerospace, electronics, architectural, and industrial product markets. As of September 30, 2026, we had manufacturing operations in nine countries on four continents: North America, South America, Asia, and Europe, through 29 operating facilities, which may include any combination of hot or cold rolling, finishing, casting, or recycling capabilities. We have recycling operations in 15 of our operating facilities to recycle post-consumer aluminum, such as UBCs, and post-industrial aluminum, such as class scrap.
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
Supplier Finance Programs
The Company participates in supply chain finance programs under which participating suppliers may elect to sell some or all of their Novelis receivables to a third-party financial institution. Supplier participation in the programs is solely up to the supplier, and participating suppliers negotiate their arrangements directly with the financial institutions. On September 30, 2026, and March 31, 2026, confirmed supplier invoices that are outstanding and subject to the third-party programs included in accounts payable on the condensed consolidated balance sheets were $1.5 billion and $1.3 billion, respectively.

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
Recently Adopted Accounting Standards
We did not adopt any new accounting pronouncements during the six months ended September 30, 2026, that had a material impact on our consolidated financial condition, results of operations, or cash flows.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires expanded, disaggregated expense disclosures. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, as updated by ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date which clarified the interim reporting effective date of ASU 2024-03. Early adoption is permitted. The amendments will be applied prospectively with the option of retrospective application. We are currently evaluating this ASU to determine its impacts on the Company's disclosures.
There are no other recent accounting pronouncements pending adoption that we expect will have a material impact on our consolidated financial condition, results of operations, or cash flows.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
2. RESTRUCTURING AND IMPAIRMENT
Restructuring and impairment expenses, net includes restructuring costs, impairments, or accelerated depreciation of certain long-lived assets and other related expenses or reversal of expenses. Restructuring and impairment expenses, net for the three and six months ended September 30, 2026 totaled a net expense of $5 million and $24 million, respectively. Restructuring and impairment expenses, net for the three and six months ended September 30, 2025 totaled a net expense of $31 million and $116 million, respectively.
The following table summarizes our restructuring liability activity:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2026	$23	$26	$1	$7	$7	$64
Restructuring and impairment expenses, net	6	15	—	1	2	24
Cash payments	(7)	(5)	(1)	(1)	(8)	(22)
Restructuring liability balance as of September 30, 2026(1)	$22	$36	$—	$7	$1	$66

in millions	North America	Europe	Asia	South America	Other Operations	Total
Restructuring liability balance as of March 31, 2025	$20	$1	$—	$6	$1	$28
Restructuring and impairment expenses, net	51	10	36	1	18	116
Cash payments	(15)	(3)	(2)	(1)	(11)	(32)
Other(2)	(35)	—	(34)	1	—	(68)
Restructuring liability balance as of September 30, 2025(1)	$21	$8	$—	$7	$8	$44
____________________
(1)As of September 30, 2026, the restructuring liability totaled $66 million, with $42 million included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities on our accompanying condensed consolidated balance sheet. As of September 30, 2025, the restructuring liability totaled $44 million, with $23 million included in accrued expenses and other current liabilities and the remainder was within other long-term liabilities on our condensed consolidated balance sheet.
(2)Other includes the impact of foreign currency on our restructuring liability as well as the removal of other non-cash expenses recorded and included within restructuring and impairment expenses, net in the table above that are not recorded through the restructuring liability. For the six months ended September 30, 2025, impairment charges, accelerated depreciation, pension curtailment and settlement gains, and other non-cash expenses included in restructuring and impairment expenses, net were $69 million. There were no such charges in the six months ended September 30, 2026.
Restructuring and impairment expenses, net for the three months ended September 30, 2026, of $5 million consists primarily of employee-related and other restructuring expenses. Restructuring and impairment expenses, net for the six months ended September 30, 2026, of $24 million consists primarily of employee-related and other restructuring expenses.
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The following table summarizes the restructuring charges recorded as a result of the 2025 Efficiency Plan for the periods presented:

in millions	North America	Europe	Asia	South America	Other Operations	Total
Charges recognized in the three months ended September 30, 2026
Employee-related expenses	$—	$2	$—	$—	$—	$2
Professional fees	—	1	—	—	—	1
Other	2	—	—	—	—	2
Total restructuring charges	$2	$3	$—	$—	$—	$5

Charges recognized in the six months ended September 30, 2026
Employee-related expenses	$1	$12	$—	$—	$1	$14
Professional fees	—	3	—	—	1	4
Other	2	—	—	—	—	2
Total restructuring charges	$3	$15	$—	$—	$2	$20

Charges recognized in fiscal 2026
Employee-related expenses	$15	$29	$2	$1	$13	$60
Accelerated depreciation	46	—	40	—	—	86
Pension curtailment and settlement gains	(11)	—	—	—	—	(11)
Professional fees	—	2	—	—	19	21
Other	7	—	—	—	—	7
Total restructuring charges	$57	$31	$42	$1	$32	$163

Charges recognized in fiscal 2025
Employee-related expenses	$2	$—	$—	$—	$—	$2
Total restructuring charges	$2	$—	$—	$—	$—	$2

Cumulative restructuring charges through September 30, 2026	$62	$46	$42	$1	$34	$185

The liabilities related to employee-related expenses were recorded in accrued expenses and other current liabilities in the Company's condensed consolidated balance sheet and were as follows:

in millions	North America	Europe	Other Operations	Total
Liability balance as of March 31, 2026	$1	$21	$5	$27
Expenses recognized	1	12	1	14
Cash payments	(1)	(3)	(2)	(6)
Liability balance as of September 30, 2026	$1	$30	$4	$35

As part of the 2025 Efficiency Plan, the Company announced several actions aimed at driving footprint efficiencies, consisting of closing the Richmond, Virginia, and Fairmont, West Virginia, plants (the "Richmond plant" and the "Fairmont plant," respectively) in the North America segment and idling one of the two automotive finishing lines at our Changzhou, China, plant

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(the "Changzhou plant") in the Asia segment. The Company ceased the related operations at the Richmond and Fairmont plants in the first quarter of fiscal 2026 and recognized charges of $2 million and $3 million in the three and six months ended September 30, 2026, respectively, consisting of employee-related expenses and other restructuring costs. For the three and six months ended September 30, 2025, the Company recognized $1 million and $45 million, respectively, consisting of accelerated depreciation, employee-related expenses, and other restructuring costs, net of pension curtailment and settlement gains.
In fiscal 2026, the Company completed idling of one of the two Changzhou plant automotive finishing lines and recognized restructuring costs of $15 million and $35 million in the three and six months ended September 30, 2025, consisting of accelerated depreciation and employee-related expenses.
Additionally, in the six months ended September 30, 2026, the Company recognized $2 million in charges related to SG&A cost reduction actions, consisting primarily of $1 million in employee-related expenses and $1 million in professional fees. No such charges were recognized in the three months ended September 30, 2026. In the three and six months ended September 30, 2025, the Company recognized $12 million and $31 million, respectively, in charges related to SG&A cost reduction actions, consisting primarily of $4 million and $22 million, respectively, in employee-related expenses across the regions other than Asia and South America and $8 million and $9 million, respectively, in professional fees. The Company did not recognize any material charges in connection with the 2025 Efficiency Plan in the South America region through September 30, 2025.
In the three and six months ended September 30, 2026, the Company also recognized $3 million and $15 million related to operational efficiency initiatives in Europe, consisting primarily of $2 million and $12 million, respectively, in employee-related expenses and $1 million and $3 million, respectively, in professional fees.
We expect to implement additional actions and incur additional costs in connection with the 2025 Efficiency Plan between fiscal 2027 and fiscal 2028 but we are unable to quantify such costs at this time.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
3. INVENTORIES
Inventories consist of the following:

in millions	September 30, 2026	March 31, 2026
Finished goods	$1,126	$1,012
Work in process	2,403	2,176
Raw materials	1,286	906
Supplies	330	307
Inventories	$5,145	$4,401

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
The following table summarizes the carrying value and classification of assets and liabilities owned by the Logan joint venture and consolidated in our condensed consolidated balance sheets:

in millions	September 30, 2026	March 31, 2026
ASSETS
Current assets:
Cash and cash equivalents	$13	$12
Accounts receivable, net	12	9
Inventories	140	128
Prepaid expenses and other current assets	10	8
Total current assets	175	157
Property, plant and equipment, net	58	56
Goodwill	12	12
Deferred income tax assets	32	35
Other long-term assets	5	4
Total assets	$282	$264
LIABILITIES
Current liabilities:
Accounts payable	$149	$116
Accrued expenses and other current liabilities	29	31
Total current liabilities	178	147
Accrued postretirement benefits	67	84
Other long-term liabilities	4	3
Total liabilities	$249	$234

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
UAL
UAL is a joint venture investment between Novelis Korea Ltd., a subsidiary of Novelis, and Kobe. UAL is a thinly capitalized VIE that relies on the regular reimbursement of costs and expenses from Novelis and Kobe. UAL is controlled by an equally represented board of directors in which neither entity has sole decision-making ability regarding production operations or other significant decisions. Furthermore, neither entity has the ability to take the majority share of production or associated costs over the life of the joint venture. Our risk of loss is limited to the carrying value of our investment in and inventory-related receivables from UAL. UAL's creditors do not have recourse to our general credit. Therefore, UAL is accounted for as an equity method investment, and Novelis is not considered the primary beneficiary. UAL currently produces flat-rolled aluminum products exclusively for Novelis and Kobe. As of September 30, 2026, Novelis and Kobe both hold a 50% interest in UAL. We did not make additional contributions to UAL during the six months ended September 30, 2026 . During the six months ended September 30, 2025, we made additional contributions to UAL in the amount of $6 million.
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Net sales	$608	$426	$1,208	$873
Costs and expenses related to net sales	595	412	1,188	857
Income tax provision	4	1	3	2
Net income	$9	$13	$17	$14

Purchases of tolling services from Alunorf	$83	$81	$161	$160
The following table describes related party balances in the accompanying condensed consolidated balance sheets. We had no other material related party balances with non-consolidated affiliates.

in millions	September 30, 2026	March 31, 2026
Accounts receivable, net — related parties	$295	$197
Other long-term assets — related parties	7	6
Accounts payable — related parties	455	334

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Return of Capital
We paid a return of capital to our common shareholder in the amount of $35 million during the first quarter of fiscal 2026. We did not pay a return of capital to our common shareholder in fiscal 2027.
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
Brand License Agreement with Aditya Birla Group
On August 4, 2026, the Company's Board of Directors approved the Company entering into an Intellectual Property License Agreement (the "IPL Agreement") with Birla Group Holdings Private Limited. Birla Group Holdings Private Limited and Hindalco are both members of the Aditya Birla Group, a multinational conglomerate headquartered in Mumbai, India. Effective July 1, 2026, the IPL Agreement grants the Company and certain of its subsidiaries the right to use specified Aditya Birla Group trademarks and related intellectual property in connection with their businesses.
For fiscal 2027, the parties have agreed that the royalty payable under the agreement will not exceed $24 million (INR 2.25 billion). Royalty expense under the agreement for the three and six months ended September 30, 2026, was $11 million and is included in Other (income) expenses, net in the condensed consolidated statements of operations. As of September 30, 2026, there was $11 million included in Accounts payable - related parties in the condensed consolidated balance sheet related to the royalty fee.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
6. DEBT
Debt consists of the following:

	September 30, 2026				March 31, 2026
in millions	Interest Rates(1)	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value	Principal	Unamortized Carrying Value Adjustments(2)	Carrying Value
Short-term borrowings	5.10%	$2,631	$—	$2,631	$1,305	$—	$1,305
Floating rate Term Loans, due March 2032	5.82%	1,231	(13)	1,218	1,238	(14)	1,224
2026 Term Loan Facility, due July 2028	4.83%	500	(2)	498	—	—	—
3.25% Senior Notes, due November 2026	3.25%	13	—	13	13	—	13
3.375% Senior Notes, due April 2029	3.375%	568	(4)	564	576	(5)	571
4.75% Senior Notes, due January 2030	4.75%	1,600	(10)	1,590	1,600	(12)	1,588
6.875% Senior Notes, due January 2030	6.875%	750	(8)	742	750	(9)	741
3.875% Senior Notes, due August 2031	3.875%	750	(5)	745	750	(6)	744
6.375% Senior Notes, due August 2033	6.375%	750	(10)	740	750	(11)	739
China Bank Loans, due August 2027	2.65%	21	—	21	29	—	29
China Loan, due September 2027	2.45%	15	—	15	14	—	14
China Loan, due November 2027	2.60%	22	—	22	22	—	22
China Loan, due December 2027	2.50%	22	—	22	22	—	22
China Loan, due January 2029	2.40%	27	—	27	26	—	26
Sierre Loan, due October 2027	0.43%	120	—	120	125	—	125
Series 2025A Bonds, due June 2032(3)	5.00%	400	(5)	395	400	(5)	395
Series 2025B Bonds, due June 2032(3)	4.625%	100	(2)	98	100	(2)	98
Series 2026A Bonds, due March 2033(4)	4.30%	225	(4)	221	225	(4)	221
Finance lease obligations and other debt, due through April 2040(5)	4.52%	52	—	52	33	—	33
Total debt		$9,797	$(63)	$9,734	$7,978	$(68)	$7,910
Less: Short-term borrowings		(2,631)	—	(2,631)	(1,305)	—	(1,305)
Less: Current portion of long-term debt		(73)	—	(73)	(54)	—	(54)
Long-term debt, net of current portion		$7,093	$(63)	$7,030	$6,619	$(68)	$6,551
____________________
(1)Interest rates are the stated rates of interest on the debt instrument (not the effective interest rate) as of September 30, 2026, and therefore exclude the effects of related interest rate swaps and accretion and amortization of debt issuance costs related to refinancing transactions and additional borrowings. We present stated rates of interest because they reflect the rate at which cash will be paid for future debt service, except for the Sierre loan, for which interest is assessed in arrears.
(2)Amounts include unamortized debt issuance costs, fair value adjustments, and debt discounts.
(3)The Series 2025A Bonds and Series 2025B Bonds, as defined below, accrue interest at a fixed annual rate of 5.00% and 4.625%, respectively, ending with a mandatory tender for purchase on June 1, 2032. The Series 2025A and Series 2025B Bonds will mature on June 1, 2055.
(4)The Series 2026A Bonds, as defined below, accrue interest at a fixed annual rate of 4.30%, ending with a mandatory tender for purchase on March 1, 2033. The Series 2026A Bonds will mature on March 1, 2056.
(5)During the six months ended September 30, 2026, Novelis added $21 million of new finance leases.
Principal repayment requirements for our total debt over the next five years and thereafter using exchange rates as of September 30, 2026, for our debt denominated in foreign currencies are as follows (in millions):

As of September 30, 2026	Amount
Short-term borrowings and current portion of long-term debt due within one year	$2,704
2 years	566
3 years	733
4 years	2,368
5 years	768
Thereafter	2,658
Total	$9,797

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Short-Term Borrowings
As of September 30, 2026, our short-term borrowings totaled $2.6 billion, which consisted of $2.3 billion of borrowings on our ABL Revolver (as defined below), $350 million in short-term Brazil loans, and $15 million in short-term China loans (CNY 102 million).
The weighted average interest rate on the short-term borrowings was 5.10% and 4.72% as of September 30, 2026, and March 31, 2026, respectively.
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
As of September 30, 2026, we were in compliance with the covenants of our Term Loan Facility.
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
As of September 30, 2026, we were in compliance with the covenants for our ABL Revolver.
As of September 30, 2026, we had $2.3 billion in borrowings under the ABL Revolver. We utilized $128 million of the ABL Revolver for letters of credit. We had availability of $606 million on the ABL Revolver, including $147 million of remaining availability that can be utilized for letters of credit.
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
As of September 30, 2026, we had no outstanding borrowings under the Citi Facility.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
MUFG Facility
On May 26, 2026, the Company entered into an Uncommitted Facility Agreement (the "MUFG Facility") with MUFG Bank, Ltd., GIFT Branch providing for an uncommitted revolving facility for loans and advances of up to an aggregate amount of $500 million. Advances under the MUFG Facility may be denominated in U.S. dollars or euros, subject to a euro sublimit of €200 million. The initial maximum term of each individual loan or advance is through the last business day of the calendar month in which such loan or advance is made. Individual loans or advances may be rolled over, but no loan or advance may mature later than 90 days after the date the original advance was made. Borrowings under the MUFG Facility bear interest at Term SOFR or EURIBOR, as applicable, plus a margin of 1.15%.
As of September 30, 2026, we had no outstanding borrowings under the MUFG Facility.
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
As of September 30, 2026, we were in compliance with the covenants of our Senior Notes.
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
China Bank Loans
In September 2019, we entered into a credit agreement with the Bank of China to provide up to CNY 500 million in unsecured loans (the "China Bank Loans") to support certain capital expansion projects in China. As of September 30, 2026, and March 31, 2026, we had $21 million (CNY 140 million) and $29 million (CNY 200 million), respectively of borrowings on our China Bank Loans.
China Loans
In the second quarter of fiscal 2025, we borrowed CNY 100 million of bank loans. The China Loan, due September 2027 matures on September 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.55%. The loan amount is due in full at the maturity date. As of September 30, 2026, and March 31, 2026, we had $15 million (CNY 100 million) and $14 million (CNY 100 million), respectively, of borrowings on our loan.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
In the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due November 2027 matures on November 20, 2027, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.40%. The loan amount is due in full at the maturity date. As of September 30, 2026, and March 31, 2026, we had $22 million (CNY 149 million) of borrowings on our loan.
Additionally, in the third quarter of fiscal 2025, we borrowed CNY 150 million of bank loans. The China Loan, due December 2027 matures on December 16, 2027, is subject to quarterly interest payments, and accrues interest at China Loan Prime Rate less 0.50%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of September 30, 2026, and March 31, 2026, we had $22 million (CNY 148 million) and $22 million (CNY 149 million), respectively of borrowings on our loan.
In the fourth quarter of fiscal 2026, we borrowed CNY 180 million of bank loans. The China Loan, due January 2029 matures on January 26, 2029, is subject to monthly interest payments, and accrues interest at China Loan Prime Rate less 0.60%. The loan amount is subject to annual principal payments determined by the debt agreement, with the final payment due at the maturity date. As of September 30, 2026, and March 31, 2026, we had $27 million (CNY 180 million) and $26 million (CNY 180 million), respectively, of borrowings on our loan.
Sierre Loan
In the third quarter of fiscal 2025, we borrowed CHF 100 million from the Banque Cantonale du Valais in order to fund the recovery of our Sierre facility after it flooded in June 2024 (the "Sierre Loan"). The Sierre Loan will mature on October 29, 2027, is subject to quarterly interest payments, and accrues interest at the Swiss Average Rate Overnight plus a spread of 0.50%. The loan amount is due in full at the maturity date. All interest on the Sierre Loan is payable by the Canton of Valais, the local Swiss governmental body where the Sierre facility is located, as part of the Canton’s post-flood recovery efforts in the area. As of September 30, 2026, and March 31, 2026, we had $120 million (CHF 100 million) and $125 million (CHF 100 million), respectively, of borrowings on our loan.
2026 Term Loan Facility
On July 23, 2026, we entered into an unsecured $500 million loan facility (the "2026 Term Loan Facility") and borrowed the full amount available under the facility immediately after execution. The facility matures on July 24, 2028, bears interest at Term SOFR plus 1.00%, subject to an increase to 1.25% upon the occurrence of certain credit rating events, and contains customary covenants and events of default for transactions of this type. The 2026 Term Loan Facility may be voluntarily prepaid in whole or in part at any time, and we may not reborrow any part of the 2026 Term Loan Facility that has been repaid.
As of September 30, 2026, we were in compliance with the covenants of our 2026 Term Loan Facility.
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
As of September 30, 2026, we were in compliance with the covenants under the Series 2025A Loan Agreement.

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
As of September 30, 2026, we were in compliance with the covenants under the Series 2025B Loan Agreement.
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
As of September 30, 2026, we were in compliance with the covenants under the Series 2026A Loan Agreement.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
7. SHARE-BASED COMPENSATION
During the six months ended September 30, 2026, we granted 1,008,810 Hindalco phantom RSUs and 1,037,478 Hindalco SARs. Total share-based compensation expense was $3 million and $14 million for the three and six months ended September 30, 2026, respectively. Total share-based compensation expense was $8 million and $10 million for the three and six months ended September 30, 2025, respectively. As of September 30, 2026, the outstanding liability related to share-based compensation was $19 million.
The cash payments made to settle all Hindalco SARs liabilities were $6 million and $3 million in the six months ended September 30, 2026, and 2025, respectively. Total cash payments made to settle RSUs were $19 million and $32 million in the six months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, unrecognized compensation expense related to the non-vested Hindalco SARs (assuming all future performance criteria are met) and the RSUs was $8 million and $17 million, respectively. The unrecognized expense related to the non-vested Hindalco SARs and the RSUs is expected to be recognized over weighted average periods of 1.3 years and 1.6 years, respectively.

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
Throughout fiscal 2027, various Logan Pension Plan retirees received lump sum payouts totaling $17 million as required under the terms of the plan. As a result of these transactions, a settlement gain of less than $1 million was recorded during the six months ended September 30, 2026.
Components of net periodic benefit cost for all of our postretirement benefit plans are shown in the table below.

	Pension Benefit Plans		Other Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
in millions	2026	2025	2026	2025
Service cost	$6	$6	$1	$1
Interest cost	18	18	2	1
Expected return on assets	(19)	(19)	—	—
Amortization — losses (gains), net	—	1	(1)	(1)
Amortization — prior service credit, net	(1)	—	(1)	(1)
Net periodic benefit cost(1)	$4	$6	$1	$—

	Pension Benefit Plans		Other Benefit Plans
	Six Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Service cost	$12	$11	$2	$1
Interest cost	36	36	4	2
Expected return on assets	(38)	(39)	—	—
Amortization — losses (gains), net	—	2	(2)	(1)
Amortization — prior service credit, net	(1)	(1)	(2)	(2)
Settlement and curtailment gain	—	—	—	(11)
Net periodic benefit cost(1)	$9	$9	$2	$(11)
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

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Funded pension plans	$11	$3	$23	$16
Unfunded pension plans	4	4	8	8
Savings and defined contribution pension plans	16	15	34	33
Total contributions	$31	$22	$65	$57
During the remainder of fiscal 2027, we expect to contribute an additional $11 million to our funded pension plans, $11 million to our unfunded pension plans, and $31 million to our savings and defined contribution pension plans.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
9. CURRENCY LOSSES (GAINS)
The following currency losses are included in other (income) expenses, net in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Losses (gains) on remeasurement of monetary assets and liabilities, net	$31	$(14)	$18	$28
(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	(31)	14	(18)	(27)
Currency losses, net	$—	$—	$—	$1

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
10. FINANCIAL INSTRUMENTS AND COMMODITY CONTRACTS
The following tables summarize the gross fair values of our financial instruments and commodity contracts as of the periods presented:

	September 30, 2026
	Assets		Liabilities		Net Fair Value
in millions	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$76	$—	$(52)	$(1)	$23
Currency exchange contracts	35	6	(10)	—	31
Energy contracts	9	1	(3)	—	7
Net investment hedges
Currency exchange contracts	6	—	(1)	—	5
Total derivatives designated as hedging instruments	$126	$7	$(66)	$(1)	$66
Derivatives not designated as hedging instruments:
Metal contracts	$64	$—	$(82)	$(2)	$(20)
Currency exchange contracts	34	1	(45)	(1)	(11)
Energy contracts	11	—	(1)	—	10
Total derivatives not designated as hedging instruments	$109	$1	$(128)	$(3)	$(21)
Total derivative fair value	$235	$8	$(194)	$(4)	$45

	March 31, 2026
	Assets		Liabilities		Net Fair Value
	Current	Noncurrent(1)	Current	Noncurrent(1)	Assets / (Liabilities)
Derivatives designated as hedging instruments:
Cash flow hedges
Metal contracts	$5	$1	$(445)	$(2)	$(441)
Currency exchange contracts	10	1	(22)	—	(11)
Energy contracts	8	—	(3)	—	5
Interest rate swap contracts	—	—	(3)	—	(3)
Net investment hedges
Currency exchange contracts	—	4	—	—	4
Total derivatives designated as hedging instruments	$23	$6	$(473)	$(2)	$(446)
Derivatives not designated as hedging instruments:
Metal contracts	$187	$4	$(320)	$—	$(129)
Currency exchange contracts	15	1	(31)	(4)	(19)
Energy contracts	9	—	—	—	9
Total derivatives not designated as hedging instruments	$211	$5	$(351)	$(4)	$(139)
Total derivative fair value	$234	$11	$(824)	$(6)	$(585)
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
Price risk arises due to fluctuating aluminum prices between the time the sales order is committed and the time the order is shipped. We identify and designate certain LME aluminum forward purchase contracts as cash flow hedges of the metal price risk associated with our future metal purchases that vary based on changes in the price of aluminum. These contracts are generally undesignated, with an average duration of less than one year.
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
In addition to aluminum, we enter into LME copper and zinc forward contracts. As of September 30, 2026, we had a notional amount of 4 kt and the fair value of these contracts represented an asset of $4 million. As of March 31, 2026, we had a notional amount of 6 kt and the fair value of these contracts represented an asset of less than $1 million. These contracts are not designated as cash flow hedges, with an average duration of one year.
We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and Europe Duty Premium contracts in Europe. As of September 30, 2026, we had a notional amount of 13 kt MWP hedges not designated as cash flow hedges, representing a liability of $1 million. As of March 31, 2026, we had a notional amount not designated as cash flow hedges of 12 kt, representing a liability of $14 million. The average duration of these undesignated contracts is less than one year. We identify and designate certain MWP sales contracts as cash flow hedges of LMP risk associated with future sales. As of September 30, 2026, the notional amount designated was 66 kt, representing an asset of $7 million. As of March 31, 2026, the notional amount designated as cash flow hedges was 105 kt, representing a liability of $69 million. The average duration of these contracts is less than one year. For Europe Premium Duty Paid ("ECDP"), as of September 30, 2026, we had a notional amount of 14 kt not designated as cash flow hedges, representing a liability of $1 million. As of March 31, 2026, we had a notional amount of 53 kt outstanding, representing a liability of $12 million. The average duration of these not designated contracts is less than one year. We identify and designate certain ECDP sales contracts as cash flow hedges of LMP risk associated with future sales. As of September 30, 2026, the notional amount designated as cash flow hedges was 37 kt, representing a liability of $3 million. As of March 31, 2026, we had 47 kt notional amount outstanding, representing a liability of $8 million. The average duration of these contracts is less than one year.
The following table summarizes our notional amount by Hedge Type:

in kt	September 30, 2026	March 31, 2026
Hedge type
Purchase (sale)
Cash flow sales	(993)	(1,141)
Not designated	(189)	(234)
Total, net	(1,182)	(1,375)
Foreign Currency
We use foreign exchange forward contracts and cross-currency swaps to manage our exposure to changes in exchange rates. These exposures arise from recorded assets and liabilities, firm commitments, and forecasted cash flows denominated in currencies other than the functional currency of certain operations.
We use foreign currency contracts to hedge expected future foreign currency transactions, which include capital expenditures. These contracts cover the same periods as known or expected exposures. We had a total notional amount of $1.1 billion in outstanding foreign currency forwards designated as cash flow hedges as of September 30, 2026, and March 31, 2026. Contracts representing the majority of this notional amount will mature by the fourth quarter of fiscal 2027.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
We enter into forward contracts to hedge our investments in our Europe and Asia operations. The effective portion of changes in the fair value of the derivative is included in Other comprehensive income (loss) under Currency translation adjustments. The excluded portion of gain or loss on derivatives is included in other (income) expenses, net. We had a total notional amount of $197 million and $128 million in outstanding foreign currency forwards designated as net investment hedges as of September 30, 2026, and March 31, 2026, respectively.
As of September 30, 2026, and March 31, 2026, we had outstanding foreign currency exchange contracts with a total notional amount of $1.6 billion, to primarily hedge balance sheet remeasurement risk, which were not designated as hedges. Contracts representing the majority of this notional amount will mature by the fourth quarter of fiscal 2027 and offset the remeasurement impact.
Interest rate
We use interest rate swaps to partially manage our exposure to changes in the SOFR interest rate, which impacts our variable-rate debt. As of September 30, 2026, and March 31, 2026, we had interest rate swaps in place to convert $400 million of our variable rate exposure to a weighted average fixed rate of 4.4%. These interest rate swaps, designated as cash flow hedges, are effective from September 2023 through March 31, 2027.
Energy
We use natural gas and crude oil forward purchase contracts to manage our exposure to fluctuating energy prices in North America and South America, respectively. In North America, we had a notional amount of 7 million MMBtu designated as cash flow hedges as of September 30, 2026, and the fair value was a liability of $2 million. There was a notional amount of 6 million MMBtu of natural gas forward purchase contracts designated as cash flow hedges as of March 31, 2026, and the fair value was a liability of $2 million. As of September 30, 2026, we had a notional amount of 1 million MMBtu forward contracts that were not designated as hedges, and the fair value was a liability of less than $1 million. As of March 31, 2026, we had a notional amount of less than 1 million MMBtu and the fair value was a liability of less than $1 million. In South America, we had no undesignated cash flow hedges as of September 30, 2026 and March 31, 2026. We had a notional amount of 162 thousand barrels forward contracts that were designated as cash flow hedges, representing an asset of $2 million as of September 30, 2026. As of March 31, 2026, we had 60 thousand barrels of natural gas forward purchase contracts designated as cash flow hedges representing an asset of $1 million. The average duration for all natural gas contracts is one year in length.
We use diesel fuel forward purchase contracts to manage our exposure to fluctuating fuel prices in North America and Europe. In North America, we had a notional amount of 6 million gallons designated as cash flow hedges as of September 30, 2026, and the fair value was an asset of $7 million. There was a notional amount of 6 million gallons designated as cash flow hedges as of March 31, 2026, and the fair value was an asset of $7 million. As of September 30, 2026, and March 31, 2026 there was no notional amount remaining that was not designated as hedges. In Europe, as of September 30, 2026, we had a notional amount of less than 1 million metric tonnes not designated as hedges, and the fair value was an asset of $11 million. As of March 31, 2026, we had a notional amount of less than 1 million metric tonnes of forward contracts that were not designated as hedges, and the fair value was an asset of $9 million. The average duration for all diesel fuel contracts is one year in length.

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

	Three Months Ended September 30		Six Months Ended September 30
in millions	2026	2025	2026	2025
Derivative instruments not designated as hedges
Metal contracts	$43	$29	$69	$16
Currency exchange contracts	(26)	9	(10)	(29)
Energy contracts	(9)	(1)	(8)	—
Loss (gain) recognized in other (income) expenses, net	8	37	51	(13)
Derivative instruments designated as hedges
(Gain) loss recognized in other (income) expenses, net(1)	(1)	(1)	6	(4)
Total loss (gain) recognized in other (income) expenses, net	$7	$36	$57	$(17)

(Gains) losses recognized on balance sheet remeasurement currency exchange contracts, net	$(31)	$14	$(18)	$(27)
Realized losses (gains) on change in fair value of derivative instruments, net	21	(7)	136	(27)
Unrealized losses (gains) on change in fair value of derivative instruments, net	17	29	(61)	37
Total loss (gain) recognized in other (income) expenses, net	$7	$36	$57	$(17)
_________________________
(1)Amount includes forward market premium/discount excluded from hedging relationship and releases to income from accumulated other comprehensive loss on balance sheet remeasurement contracts.
The following tables summarize the impact on accumulated other comprehensive loss and earnings of derivative instruments designated as cash flow and net investment hedges. Within the next 12 months, we expect to reclassify $27 million of gains from accumulated other comprehensive loss to earnings, before taxes.

	Amount of Gain (Loss) Recognized in Other comprehensive income (loss) (Effective Portion)				Amount of Gain (Loss) Recognized in Other (income) expenses, net (Excluded Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025	2026	2025	2026	2025
Cash flow hedging derivatives
Metal contracts	$(90)	$(64)	$159	$(68)	$—	$—	$(7)	$—
Currency exchange contracts	74	(11)	68	53	1	1	1	1
Energy contracts	5	(2)	5	(7)	—	—	—	—
Interest rate swap contracts	—	—	1	(1)	—	—	—	—
Total cash flow hedging derivatives	$(11)	$(77)	$233	$(23)	$1	$1	$(6)	$1
Net investment derivatives
Currency exchange contracts	—	(2)	1	(19)	—	1	—	3
Total	$(11)	$(79)	$234	$(42)	$1	$2	$(6)	$4

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Gain (Loss) Reclassification

	Amount of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Income/(Expense) (Effective Portion)
	Three Months Ended September 30,		Six Months Ended September 30,		Location of Gain (Loss) Reclassified from Accumulated other comprehensive loss into Earnings
in millions	2026	2025	2026	2025
Cash flow hedging derivatives
Energy contracts	$1	$(2)	$1	$(2)	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	1	—	1	—	Cost of goods sold (exclusive of depreciation and amortization)
Metal contracts	15	(20)	(321)	79	Net sales
Currency exchange contracts	3	2	7	—	Cost of goods sold (exclusive of depreciation and amortization)
Currency exchange contracts	3	2	6	2	Net sales
Currency exchange contracts	(1)	(1)	(2)	(2)	Depreciation and amortization
Interest rate swap contracts	—	—	(1)	—	Interest expense and amortization of debt issuance costs
Total	$22	$(19)	$(309)	$77	Income before income tax provision
	(8)	5	81	(21)	Income tax (benefit) provision
	$14	$(14)	$(228)	$56	Net income from continuing operations
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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
11. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following tables summarize the change in the components of accumulated other comprehensive loss, excluding noncontrolling interests, for the periods presented:

in millions	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2026	$(276)	$31	$34	$(211)
Other comprehensive income (loss) before reclassifications	81	(5)	4	80
Amounts reclassified from accumulated other comprehensive loss, net	—	(14)	(2)	(16)
Net current-period other comprehensive income (loss)	81	(19)	2	64
Balance as of September 30, 2026	$(195)	$12	$36	$(147)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of June 30, 2025	$(165)	$(13)	$—	$(178)
Other comprehensive loss before reclassifications	(29)	(59)	(1)	(89)
Amounts reclassified from accumulated other comprehensive loss, net	—	14	—	14
Net current-period other comprehensive loss	(29)	(45)	(1)	(75)
Balance as of September 30, 2025	$(194)	$(58)	$(1)	$(253)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2026	$(265)	$(391)	$35	$(621)
Other comprehensive income before reclassifications	70	175	5	250
Amounts reclassified from accumulated other comprehensive loss, net	—	228	(4)	224
Net current-period other comprehensive income	70	403	1	474
Balance as of September 30, 2026	$(195)	$12	$36	$(147)

	Currency Translation	Cash Flow Hedges(1)	Postretirement Benefit Plans(2)	Total
Balance as of March 31, 2025	$(378)	$16	$4	$(358)
Other comprehensive income (loss) before reclassifications	184	(18)	7	173
Amounts reclassified from accumulated other comprehensive loss, net	—	(56)	(12)	(68)
Net current-period other comprehensive income (loss)	184	(74)	(5)	105
Balance as of September 30, 2025	$(194)	$(58)	$(1)	$(253)
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
For Level 2 and 3 of the fair value hierarchy, where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations (nonperformance risk). We regularly monitor these factors along with significant market inputs and assumptions used in our fair value measurements and evaluate the level of the valuation input according to the fair value hierarchy. This may result in a transfer between levels in the hierarchy from period to period. As of September 30, 2026, and March 31, 2026, we did not have any Level 1 or Level 3 derivative contracts. No amounts were transferred between levels in the fair value hierarchy.
All of the Company's derivative instruments are carried at fair value in the statements of financial position prior to considering master netting agreements. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date and are reported gross.
The following table presents our derivative assets and liabilities which were measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2026, and March 31, 2026. The table below also discloses the net fair value of the derivative instruments after considering the impact of master netting agreements.

	September 30, 2026		March 31, 2026
in millions	Assets	Liabilities	Assets	Liabilities
Level 2 instruments:
Metal contracts	$140	$(137)	$197	$(767)
Currency exchange contracts	82	(57)	31	(57)
Energy contracts	21	(4)	17	(3)
Interest rate swap contracts	—	—	—	(3)
Total level 2 instruments	$243	$(198)	$245	$(830)
Netting adjustment(1)	(114)	114	(188)	188
Total net	$129	$(84)	$57	$(642)
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

	September 30, 2026		March 31, 2026
in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term receivables from related parties	$7	$7	$6	$6
Total debt — third parties (excluding finance leases and short-term borrowings)	7,051	6,910	6,572	6,506
Additionally, our condensed consolidated balance sheet as of September 30, 2026, includes a note receivable in the amount of $44 million. The note receivable is not carried at fair value, but we assess its collectability on a quarterly basis. The fair value of the note receivable is determined using Level 2 inputs and is materially consistent with the carrying value.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
13. OTHER (INCOME) EXPENSES, NET
Other (income) expenses, net consists of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
2025 Oswego fires
Fixed asset charges	$—	$10	$—	$10
Inventory charges	—	1	—	1
Idle fixed costs(1)	—	3	22	3
Repairs and clean-up costs(2)	9	6	5	6
Excess costs to fulfill customer contracts(3)	136	1	542	1
Property and other insurance recoveries(4)	(180)	—	(343)	—
Other	6	—	10	—
2025 Oswego fires losses, net of recoveries	(29)	21	236	21
Sierre flood
Repairs and clean-up costs	—	3	—	7
Excess costs to fulfill customer contracts(3)	—	2	—	4
Property insurance recoveries	—	(3)	—	(3)
Sierre flood losses, net of recoveries	—	2	—	8
2025 Oswego fires business interruption insurance recoveries	(39)	—	(86)	—
Currency losses, net(5)	—	—	—	1
Unrealized losses (gains) on change in fair value of derivative instruments, net(6)	17	29	(61)	37
Realized losses (gains) on change in fair value of derivative instruments, net(6)	21	(7)	136	(27)
(Gain) loss on sale or disposal of assets, net	(9)	1	(11)	3
Interest income	(6)	(5)	(12)	(10)
Non-operating net periodic benefit cost(7)	(2)	(1)	(3)	(3)
Royalty expense - related party	11	—	11	—
Other, net	25	6	38	15
Other (income) expenses, net	$(11)	$46	$248	$45
_________________________
(1)Idle fixed costs consist of employment costs and other operating expenses incurred during the period in which operations were halted at the Oswego plant.
(2)Repairs and clean-up costs included $23 million reversals of previously accrued vendor costs that were accrued based on the vendor quotes as of fiscal 2026 for the six months ended September 30, 2026.
(3)Excess costs to fulfill customer contracts consist of freight costs, including import tariffs, incurred to reroute material to fulfill customer contracts related to plant shutdowns and price premiums to procure external third-party material to meet customer demand.
(4)Property and other insurance recoveries for the 2025 Oswego fires include $37 million and $153 million of property insurance recoveries and $143 million and $190 million of tariff and freight costs related to costs to fulfill customer contracts for the three and six months ended September 30, 2026, respectively.
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
2025 Oswego Fires
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
The Oswego hot mill restarted in early June 2026. We have incurred losses as a result of the outage prior to restart. However, the plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits. During the three and six months ended September 30, 2026, the Company recognized property and other insurance recoveries of $180 million and $343 million, respectively, and business interruption insurance recoveries of $39 million and $86 million, respectively, related to the September and November Oswego fires (collectively, "2025 Oswego fires"), which is recognized within Other (income) expenses, net. We will recognize any additional insurance recoveries related to the impact of the 2025 Oswego fires in future periods when insurance proceeds are realizable.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
14. INCOME TAXES
For the three months ended September 30, 2026, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits. For the three months ended September 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, and changes to the Brazilian real foreign exchange rate, offset by the availability of tax credits.
For the six months ended September 30, 2026, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits. For the six months ended September 30, 2025, our effective tax rate differs from the Canadian statutory rate primarily due to the full-year forecasted effective tax rate taking into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits and changes to enacted tax rates.
As of September 30, 2026, we had a net deferred tax asset of $79 million. This amount included gross deferred tax assets of approximately $1.5 billion and a valuation allowance of $593 million. It is reasonably possible that our estimates of future taxable income may change within the next twelve months resulting in a change to the valuation allowance in one or more jurisdictions.
Tax Uncertainties
Tax authorities continue to examine certain other of our tax filings for the fiscal year ended March 31, 2005, and the fiscal years ended March 31, 2013, through March 31, 2020, as well as for calendar years 2015 through 2024. Our reserves for unrecognized tax benefits, as well as reserves for interest and penalties, are expected to decrease in the next 12 months as a result of further settlement of audits, judicial decisions, the filing of amended tax returns, or the expiration of statutes of limitations. With few exceptions, tax returns for all jurisdictions for all tax years before 2005 are no longer subject to examination by taxing authorities. During the three months ended September 30, 2026, certain other estimates associated with uncertain tax positions also changed, none of which had a material impact on our financial statements for any periods presented.

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
15. COMMITMENTS AND CONTINGENCIES
We are party to and may in the future be involved in or subject to disputes, claims, and proceedings arising in the ordinary course of our business, including some we assert against others, such as environmental, health and safety, product liability, employee, tax, personal injury, and other matters. For certain matters in which the Company is involved for which a loss is reasonably possible, we are unable to estimate a loss. For certain other matters for which a loss is reasonably possible and the loss is estimable, we have estimated the aggregated range of loss as $0 to $140 million. This estimated aggregate range of reasonably possible losses is based upon currently available information. The Company's estimates involve significant judgment. Therefore, the estimate will change from time to time and actual losses may differ from the current estimate. We review the status of, and estimated liability related to, pending claims and civil actions on a quarterly basis. The evaluation model includes all asserted and unasserted claims that can be reasonably identified, including claims relating to our responsibility for compliance with environmental, health and safety laws and regulations in the jurisdictions in which we operate or formerly operated. The estimated costs in respect of such reported liabilities are not offset by amounts related to insurance or indemnification arrangements unless otherwise noted.
Environmental Matters
We have established liabilities based on our estimates for currently anticipated costs associated with environmental matters. We estimate that the costs related to our environmental liabilities as of September 30, 2026 and March 31, 2026 were $39 million and $42 million, respectively. Of the total $39 million as of September 30, 2026, $15 million is associated with an environmental reserve, $21 million is associated with undiscounted environmental clean-up costs, and $3 million is associated with restructuring actions. As of September 30, 2026, $20 million is included in accrued expenses and other current liabilities and the remainder is within other long-term liabilities in our accompanying condensed consolidated balance sheets.
Brazilian Tax Litigation
We are involved in several unresolved tax and other legal claims in Brazil. Total liabilities for other disputes and claims were $44 million as of September 30, 2026, and $40 million as of March 31, 2026. As of September 30, 2026, the $44 million is included within other long-term liabilities in our accompanying condensed consolidated balance sheets. Additionally, we have included in the range of reasonably possible losses disclosed above any unresolved tax disputes or other contingencies for which a loss is reasonably possible and estimable. The interest cost recorded on these settlement liabilities offset by interest earned on the cash deposits is reported in other (income) expenses, net on the condensed consolidated statement of operations.
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
Aluminum Imports Matter
During the second quarter of fiscal 2026, U.S. Customs and Border Protection ("U.S. Customs") issued the Company a notice of action asserting that certain aluminum shipments from the Company's Brazilian operations to the United States were subject to antidumping duties and additional tariffs based on U.S. Customs' determination of the classification of the shipped products. Following recent changes to the Harmonized Tariff Schedule approved by the Committee for the Statistical Annotation of Tariff Schedules, this classification issue is no longer applicable to shipments made on or after July 1, 2026. As a result, cash deposits for antidumping duties will no longer be made for such shipments after that date. The Company continues its efforts to appeal the antidumping duties previously deposited for shipments impacted by the notice of action and continues to record a cash deposit for this period of approximately $127 million relating to such antidumping duties, which are classified in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2026. The matter remains under review, and the Company believes the loss exposure to be remote. Exposure to other potential liabilities arising from this matter is considered remote. Accordingly, no liability has been recorded as of the balance sheet date.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Selected Segment Financial Information

in millions
Selected Operating Results Three Months Ended September 30, 2026	North America	Europe	Asia	South America	Total
Net sales – third party	$2,750	$1,385	$856	$818	$5,809
Net sales – intersegment	—	110	213	48	371
Total net sales	$2,750	$1,495	$1,069	$866	$6,180

Reconciliation of net sales
Other revenues(1)					$133
Elimination of intersegment net sales					(371)
Consolidated net sales					$5,942

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$2,545	$1,329	$948	$676
Selling, general and administrative expenses	76	46	25	22
Other segment items(2)	(17)	19	(5)	8
Adjusted EBITDA	$146	$101	$101	$160
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

in millions
Selected Operating Results Six Months Ended September 30, 2026	North America	Europe	Asia	South America	Total
Net sales – third party	$5,530	$2,766	$1,616	$1,561	$11,473
Net sales – intersegment	(19)	270	579	161	991
Total net sales	$5,511	$3,036	$2,195	$1,722	$12,464

Reconciliation of net sales
Other revenues(1)					$262
Elimination of intersegment net sales					(991)
Consolidated net sales					$11,735

Cost of goods sold (exclusive of metal price lag, depreciation and amortization)	$5,099	$2,693	$1,897	$1,323
Selling, general and administrative expenses	145	94	49	43
Other segment items(2)	10	47	27	10
Adjusted EBITDA	$257	$202	$222	$346
________________________
(1) Other revenues related to amounts to reconcile proportional consolidation of sales attributable to our Logan joint venture partner, Tri-Arrows. As described above, the Logan joint venture is consolidated 100% for U.S. GAAP purposes but managed on a proportionally consolidated basis.
(2) Other segment items for all segments are primarily comprised of realized (gain)/loss on derivatives and R&D expense.

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

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

in millions
Selected Operating Results Three Months Ended September 30, 2026	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Depreciation and amortization	$64	$45	$26	$23	$158	$(8)	$150
Income tax (benefit) provision	(25)	8	12	39	34	66	100
Capital expenditures	708	35	11	16	770	(2)	768

Selected Operating Results Six Months Ended September 30, 2026
Depreciation and amortization	$130	$88	$52	$45	$315	$(15)	$300
Income tax (benefit) provision	(103)	30	48	75	50	114	164
Capital expenditures	1,438	61	18	26	1,543	—	1,543

Selected Operating Results Three Months Ended September 30, 2025
Depreciation and amortization	$65	$45	$26	$22	$158	$(6)	$152
Income tax provision (benefit)	6	(7)	11	15	25	36	61
Capital expenditures	462	43	13	15	533	(6)	527

Selected Operating Results Six Months Ended September 30, 2025
Depreciation and amortization	$128	$89	$51	$44	$312	$(12)	$300
Income tax provision	3	1	18	37	59	52	111
Capital expenditures	783	73	28	43	927	(14)	913

in millions
September 30, 2026	North America	Europe	Asia	South America	Segment Subtotal	Eliminations and Other	Total
Investment in and advances to non–consolidated affiliates	$—	$579	$428	$—	$1,007	$—	$1,007
Total assets	11,341	4,718	2,603	2,326	20,988	2,021	23,009

March 31, 2026
Investment in and advances to non–consolidated affiliates	$—	$585	$376	$—	$961	$—	$961
Total assets	9,859	4,835	2,167	2,379	19,240	1,706	20,946

Novelis Inc.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
The table below displays the reconciliation from net income attributable to our common shareholder to Adjusted EBITDA.

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
North America	$146	$134	$257	$267
Europe	101	81	202	151
Asia	101	99	222	192
South America	160	108	346	227
Eliminations and Other	—	—	(3)	1
Adjusted EBITDA	$508	$422	$1,024	$838
Depreciation and amortization	(150)	(152)	(300)	(300)
Interest expense and amortization of debt issuance costs	(80)	(68)	(150)	(135)
Adjustment to reconcile proportional consolidation(1)	(16)	(13)	(30)	(27)
Unrealized (losses) gains on change in fair value of derivative instruments, net	(17)	(29)	61	(37)
Realized gains on derivative instruments not included in Adjusted EBITDA(2)	1	3	3	6
Loss on extinguishment of debt, net	—	(3)	—	(3)
Restructuring and impairment, net	(5)	(31)	(24)	(116)
Gain (loss) on sale or disposal of assets, net	9	(1)	11	(3)
Metal price lag	84	129	257	198
Sierre flood losses, net of recoveries(3)	—	(2)	—	(8)
2025 Oswego fires losses, net of recoveries(4)	29	(21)	(236)	(21)
Start-up costs(5)	(23)	(8)	(44)	(13)
Other, net(6)	(30)	(2)	(34)	(9)
Income from continuing operations before income tax provision	$310	$224	$538	$370
Income tax provision	(100)	(61)	(164)	(111)
Net income attributable to our common shareholder	$210	$163	$374	$259
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
(4)2025 Oswego fires losses, net of recoveries relate to non-recurring non-operating charges from two significant fires at our Oswego, New York plant. See Note 13 – Other (Income) Expenses, Net for additional information about this event.
(5)Start-up costs are related to the construction of the Bay Minette plant. All of these costs are included in Selling, general and administrative expenses.
(6)Other, net includes $11 million of royalty expense under the IPL Agreement for the three and six months ended September 30, 2026. See Note 5 – Investment in and Advances to Non-Consolidated Affiliates and Related Party Transactions for additional information.
Information about Product Sales
The following table displays net sales by product end market:

	Three Months Ended September 30,		Six Months Ended September 30,
in millions	2026	2025	2026	2025
Beverage packaging	$3,307	$2,529	$6,588	$5,023
Automotive	1,096	1,002	2,141	2,036
Aerospace and industrial plate	224	195	421	371
Specialty	1,315	1,018	2,585	2,031
Net sales	$5,942	$4,744	$11,735	$9,461

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
Novelis is driven by its purpose of Shaping a Sustainable World Together. We consider ourselves the leading producer of innovative, sustainable aluminum products and solutions and the world's largest recycler of aluminum. Specifically, we believe we are the leading provider of low-carbon aluminum solutions, helping to drive a circular economy by partnering with our customers in beverage packaging, automotive, aerospace, and specialties (a diverse market including building and construction; signage; foil and packaging; commercial transportation; and commercial and consumer products, among others) markets globally. For the three and six months ended September 30, 2026, we had total shipment volumes of 969 kt and 1,939 kt, respectively and net sales of $5.9 billion and $11.7 billion, respectively. Novelis is a subsidiary of Hindalco, an industry leader in aluminum and copper and the metals flagship company of the Aditya Birla Group, a multinational conglomerate based in Mumbai.
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
BUSINESS AND INDUSTRY CLIMATE
We believe the long-term trends for flat-rolled aluminum products remain strong. In support of these long-term market demand trends, we have a number of debottlenecking, recycling, and new capacity capital investments underway or recently completed, with a focus on increasing capacity and capabilities to meet growing customer demand. The largest of these investments is an approximately $5 billion greenfield, fully integrated rolling and recycling plant in Bay Minette, Alabama. We believe this new U.S. plant, now in its commissioning process, will support strong demand for sustainable beverage packaging and automotive aluminum sheet in North America and advance a more circular economy.
Increasing customer preference for sustainable packaging options and a shift in package mix toward infinitely recyclable aluminum are driving demand for aluminum beverage packaging worldwide in both the near and long-term. We believe that demand for aluminum automotive sheet will continue to grow in the long-term, primarily driven by the benefits that result from using lightweight aluminum in vehicle structures and components, including lower emissions and better fuel economy, while maintaining or improving vehicle safety and performance. We are also seeing increased demand for aluminum used in the production of electric vehicles and their battery components, as aluminum's lighter weight can result in extended battery range.
We expect long-term demand for building and construction and other specialty products to grow due to increased customer preference for lightweight, sustainable materials. We also expect increased demand for aluminum plate in Asia due to the development and expansion of industries serving aerospace, rail, and other technically demanding applications.
Demand for aerospace aluminum plate and sheet also remains favorable due to strong airplane build rates, and significant aircraft industry order backlogs for key OEMs, including Airbus and Boeing. We believe our multi-year supply agreements have positioned us to benefit from future expected demand.

However, beverage packaging shipments in fiscal 2027 may be negatively impacted by a union strike at our Yeongju, South Korea, plant and as supply chains and customer orders normalize following the restart of our Oswego hot mill. In addition, unpredictable tariffs and international trade uncertainty are generating volatility and disruption in global and regional economies. Tariffs without flexibilities, including targeted and time-limited exemptions and exclusions, increase costs for Novelis. In September 2026, Novelis announced a decision to temporarily reduce production and staffing at its Kingston, Canada, facility over a minimum of six months due to the cost of duties on Canadian aluminum imported into the United States. We believe this action will significantly mitigate Section 232 tariff costs, and we do not expect this decision to have a material impact on aggregate production and shipments.
Competition for scrap metal has been increasing over recent years due to strong consumer demand for aluminum rolled products made from high amounts of recycled content (or scrap), a growing focus on carbon emission reduction, and the favorable economics that may be achieved by efficiently consuming scrap inputs compared to prime metal inputs. While scrap prices are favorable in most regions as a result of favorable supply and demand dynamics and increased aluminum prices, we continue to work on solutions, including sorting technologies and supply chain improvements, to increase the amount and different types of scrap metal our systems are able to process and our alloys can accept, as market supply and demand dynamics can be unpredictable.
In fiscal 2025, the Company initiated structural cost improvement and efficiency measures across our global operations to drive sustainable labor, operational and footprint efficiencies ("2025 Efficiency Plan"). This is a multi-year cost efficiency goal, with a target to achieve approximately $350 to $400 million in annualized savings by the end of fiscal 2028. We exited fiscal 2026 with over $200 million in run-rate cost savings as a result of actions taken pursuant to the 2025 Efficiency Plan. For the three and six months ended September 30, 2026, we recognized restructuring charges of $5 million and $20 million, respectively, bringing the cumulative costs of the 2025 Efficiency Plan to $185 million. See Note 2 – Restructuring and Impairment for further discussion.
In fiscal 2026, our plant located in Oswego, New York, was impacted by two significant fires. There were no injuries in either event, as everyone working at the plant was safely evacuated in both instances. We restarted the Oswego hot mill in the first quarter of fiscal 2027, and the majority of the costs related to repairs, clean-up, idle employees, excess costs to fulfill customer contracts, and other costs have been incurred. The plant is insured for property damage and business interruption losses related to such events, subject to deductibles and policy limits, and we have received net insurance recoveries of $519 million cumulatively since the fires occurred through September 30, 2026. We expect to continue to receive substantial insurance recoveries over future periods, though the amount and timing of such recoveries are difficult to predict and will be subject to deductibles and policy limits. See Note 13 – Other (Income) Expenses, Net for additional information about the fires.
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
Environmental, Social & Governance
We maintain our aim to become a net zero company by 2050 or sooner. Our 2030 goals (1) aim to have less than 3 tonnes of carbon dioxide equivalents (CO2e) per tonne of rolled product shipments; and (2) aim to push the boundaries on recycled content in our products by increasing average recycled content to 75%, from a baseline of 63% in fiscal 2024; both by the end of calendar year 2030. Carbon goals are inclusive of Scope 1 and Scope 2 (location-based), as well as Scope 3 emissions in categories 1 and 4 of the Greenhouse Gas Protocol.
In support of our commitments, we are voluntarily pursuing the certification of all of our plant operations to the Aluminum Stewardship Initiatives' ("ASI") certification program. ASI works together with producers, users, and stakeholders in the aluminum value chain to collaboratively foster responsible production, sourcing, and stewardship of aluminum. As of September 30, 2026, we have 22 plants globally, and 13 scrap collection centers across Brazil, with both the Performance Standard Certification and the Chain of Custody Certification.
Liquidity Position
We believe we have adequate liquidity to manage the business with dynamic metal prices. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.0 billion of liquidity as of September 30, 2026.
We maintain a disciplined approach to capital spending, prioritizing maintenance capital for our operations, and organic strategic capacity expansion projects. We are taking a prudent approach to phasing the timing of transformational organic investment spend, and we expect capital expenditures to be in the range of $2.1 to $2.4 billion for fiscal 2027, primarily related to the construction of our greenfield plant in Bay Minette, Alabama, now in the commissioning process, as well as approximately $350 million for expected maintenance spend.

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
LME Base Aluminum Prices and Local Market Premiums
The average (based on the simple average of the monthly averages) and closing prices for aluminum set on the LME are as follows:

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Aluminum (per metric tonne, and presented in U.S. dollars):
Closing cash price as of beginning of period	$3,106	$2,593	20%	$3,585	$2,519	42%
Average cash price during period	3,227	2,617	23	3,402	2,532	34
Closing cash price as of end of period	3,204	2,669	20	3,204	2,669	20
The weighted average LMPs are as follows:

	Three Months Ended September 30,		Percent Change	Six Months Ended September 30,		Percent Change
	2026	2025		2026	2025
Weighted average LMP (per metric tonne, and presented in U.S. dollars)	$1,242	$771	61%	$1,270	$719	77%
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
We use LME aluminum forward contracts to preserve our conversion margins and manage the timing differences associated with the LME base metal component of net sales and cost of goods sold (exclusive of depreciation and amortization). These derivatives directly hedge the economic risk of future LME base metal price fluctuations to better match the purchase price of metal with the sales price of metal. We also use LMP forward contracts to manage our exposure to fluctuating LMP. Currently, we enter into Midwest Premium ("MWP") contracts in North America and Europe Duty Premium contracts in Europe, though the derivative markets for local market premiums are not robust or efficient enough for us to engage in a hedging program similar to the LME hedging program. From time to time, we take advantage of short-term market conditions to hedge some percentage of our exposure. As a consequence, volatility in local market premiums can have a significant impact on our results of operations and cash flows.
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

	Exchange Rate as of		Average Exchange Rate Three Months Ended September 30,		Average Exchange Rate Six Months Ended September 30,
	September 30, 2026	March 31, 2026	2026	2025	2026	2025
Euro per U.S. dollar	0.881	0.868	0.870	0.860	0.866	0.865
Brazilian real per U.S. dollar	5.181	5.219	5.147	5.449	5.110	5.529
South Korean won per U.S. dollar	1,358	1,513	1,392	1,391	1,450	1,392
Canadian dollar per U.S. dollar	1.420	1.396	1.403	1.382	1.394	1.378
Swiss franc per euro	0.948	0.925	0.939	0.933	0.928	0.933
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

RESULTS OF OPERATIONS
For the three months ended September 30, 2026, we reported net income attributable to our common shareholder of $210 million, an increase of 29% compared to $163 million in the comparable prior year period, and total Adjusted EBITDA of $508 million, an increase of 20% compared to $422 million in the comparable prior year period. The increase in operational performance compared to the comparable prior year period was primarily driven by lower scrap aluminum prices and improved metal mix, business interruption insurance recoveries related to the 2025 Oswego fires, and higher pricing, which was partially offset by higher net tariffs, lower volume including lower production due to a strike at our Yeongju, South Korea facility, and less favorable product mix. In addition to the aforementioned factors, net income attributable to our common shareholder was positively impacted by property and other insurance recoveries related to the 2025 Oswego fires exceeding such costs related to the fires during the period and lower restructuring costs, partially offset by less favorable movement in average LMP.
For the six months ended September 30, 2026, we reported net income attributable to our common shareholder of $374 million, an increase of 44% compared to $259 million in the comparable prior year period, and total Adjusted EBITDA of $1,024 million, an increase of 22% compared to $838 million in the comparable prior year period. The increase in operational performance was primarily driven by lower scrap aluminum prices, higher pricing, and business interruption insurance recoveries related to the 2025 Oswego fires, which was partially offset by higher net tariffs, lower volume due to the 2025 Oswego fires and Yeongju plant strike, and less favorable product mix. Net income attributable to our common shareholder for the six-month period further benefited from lower restructuring charges, favorable movement in average aluminum prices, and unrealized gains on change in fair value of derivative instruments, partially offset by recovery costs associated with the 2025 Oswego fires, net of insurance recoveries, and higher taxes.
Key Sales and Shipment Trends

	Three Months Ended				Fiscal Year Ended	Three Months Ended
in millions, except percentages and shipments, which are in kt	June 30, 2025	September 30, 2025	December 31, 2025	March 31, 2026	March 31, 2026	June 30, 2026	September 30, 2026
Net sales	$4,717	$4,744	$4,186	$4,787	$18,434	$5,793	$5,942
Percentage (decrease) increase in net sales versus comparable prior year period	13%	10%	3%	4%	7%	23%	25%
Rolled product shipments:
North America	389	369	283	302	1,343	376	371
Europe	262	261	262	284	1,069	275	257
Asia	215	222	189	230	856	232	206
South America	156	159	170	177	662	167	159
Eliminations	(59)	(70)	(95)	(149)	(373)	(134)	(74)
Total	963	941	809	844	3,557	916	919

The following summarizes the percentage (decrease) increase in rolled product shipments versus the comparable prior year period:
North America	—%	(7)%	(21)%	(19)%	(12)%	(3)%	1%
Europe	—	12	16	7	8	5	(2)%
Asia	11	12	2	14	10	8	(7)%
South America	1	(2)	2	8	2	7	—%
Total	1%	—%	(11)%	(12)%	(5)%	(5)%	(2)%
Three Months Ended September 30, 2026, Compared to the Three Months Ended September 30, 2025
Net sales was $5.9 billion for the three months ended September 30, 2026, an increase of 25% from $4.7 billion in the comparable prior year period, primarily due to a 61% increase in average LMP and a 23% increase in average LME prices, and metal price hedging activities with a favorable period-on-period impact of $23 million. Total flat rolled product shipments were down 2% from the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $310 million for the three months ended September 30, 2026, compared to income before income tax provision of $224 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.

Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $5.2 billion for the three months ended September 30, 2026, an increase of 29% from $4.0 billion in the comparable prior year period, primarily due to higher average aluminum prices and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.1 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $191 million for the three months ended September 30, 2026, an increase of 10% from $173 million in the comparable prior year period, primarily due to higher start-up costs related to the Bay Minette plant, and higher factoring costs, partially offset by cost savings from the 2025 Efficiency Plan.
Depreciation and Amortization
Depreciation and amortization was $150 million in the three months ended September 30, 2026, a decrease of 1% from $152 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $80 million for the three months ended September 30, 2026, an increase of 18% from $68 million in the comparable prior year period, primarily due to higher average borrowings.
Restructuring and Impairment Expenses (Reversals), Net
Restructuring and impairment expenses, net was a net expense of $5 million and $31 million for the three months ended September 30, 2026, and 2025, respectively. The decrease in restructuring expense is primarily driven by lower charges related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details.
Other (Income) Expense, Net
Other (income) expenses, net was income of $11 million and an expense of $46 million for the three months ended September 30, 2026, and 2025, respectively. The change was primarily due to charges related to the 2025 Oswego fires of $151 million, net of property and other insurance recoveries of $180 million and business interruption recoveries of $39 million in the current period compared to $21 million of charges and no related recoveries in the prior year period , the Company incurring lower unrealized losses on the change in fair value of derivative instruments, net compared to the prior year period, and the Company incurring realized losses on the change in fair value of derivative instruments, net in the current period, compared to gains in the prior year period.
Taxes
We recognized $100 million of income tax provision for the three months ended September 30, 2026. In the current period, our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset by the availability of tax credits. We recognized $61 million of income tax provision in the comparable prior period.

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

Selected Operating Results Three Months Ended September 30, 2026	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,750	$1,495	$1,069	$866	$(238)	$5,942
Shipments (in kt):
Rolled products – third party	371	238	160	150	—	919
Rolled products – intersegment	—	19	46	9	(74)	—
Total rolled products	371	257	206	159	(74)	919
Non-rolled products	11	13	5	25	(4)	50
Total shipments	382	270	211	184	(78)	969

Selected Operating Results Three Months Ended September 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$2,121	$1,242	$866	$645	$(130)	$4,744
Shipments (in kt):
Rolled products – third party	369	260	170	142	—	941
Rolled products – intersegment	—	1	52	17	(70)	—
Total rolled products	369	261	222	159	(70)	941
Non-rolled products	5	11	3	25	—	44
Total shipments	374	272	225	184	(70)	985

The following table reconciles changes in Adjusted EBITDA for the three months ended September 30, 2025, to the three months ended September 30, 2026:

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Three Months Ended September 30, 2025	$134	$81	$99	$108	$—	$422
Volume	3	(4)	(17)	—	(11)	(29)
Conversion premium and product mix	(11)	17	1	11	(4)	14
Conversion costs	(16)	22	16	48	16	86
Foreign exchange	1	(9)	7	(1)	(1)	(3)
Selling, general & administrative and research & development costs(2)	(2)	1	1	(3)	—	(3)
Other changes(3)	37	(7)	(6)	(3)	—	21
Adjusted EBITDA - Three Months Ended September 30, 2026	$146	$101	$101	$160	$—	$508
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
(3)Other changes in North America included $39 million for business interruption insurance recoveries related to the 2025 Oswego fires recognized during the three months ended September 30, 2026.
North America
Net sales increased $629 million, or 30%, primarily driven by higher average aluminum prices and a 1% increase in rolled product shipments due to higher beverage packaging shipments, partially offset by lower automotive and specialties shipments. Adjusted EBITDA was $146 million, an increase of 9%, primarily driven by business interruption insurance recoveries related to the 2025 Oswego fires, favorable metal benefit from lower scrap pricing, and higher product pricing, partially offset by unfavorable product mix, higher net tariffs and higher operating input costs.
Europe
Net sales increased $253 million, or 20%, primarily driven by higher average aluminum prices, partially offset by a 2% decrease in rolled product shipments. Lower beverage packaging and specialties shipments were partially offset by higher automotive shipments. Adjusted EBITDA was $101 million, an increase of 25%, primarily driven by favorable product mix and favorable metal benefits from lower scrap pricing, partially offset by unfavorable foreign exchange.
Asia
Net sales increased $203 million, or 23%, primarily driven by higher average aluminum prices, partially offset by lower shipments. Total flat rolled product shipments decreased 7%, primarily driven by a union strike at our Yeongju, South Korea, facility resulting in lower beverage packaging shipments and lower demand driving lower automotive shipments. These declines were partially offset by higher specialty and aerospace shipments. Adjusted EBITDA was $101 million, an increase of 2%, primarily driven by favorable metal benefits from lower scrap pricing and favorable foreign exchange, partially offset by lower volume.
South America
Net sales increased $221 million, or 34%, primarily driven by higher average aluminum prices, as shipments were flat year-over-year. Adjusted EBITDA was $160 million, an increase of 48%, primarily driven by favorable metal benefits from lower scrap pricing and favorable product mix.

Six Months Ended September 30, 2026, Compared to the Six Months Ended September 30, 2025
Net sales were $11.7 billion for the six months ended September 30, 2026, an increase of 24% from $9.5 billion in the comparable prior year period, primarily due to higher average aluminum prices driven by a 77% increase in average LMP, a 34% increase in average LME prices, and metal price hedging activities with an unfavorable period-on-period impact of $412 million. Total flat rolled product shipments were down 4% from the prior year period. The main drivers for the movement in shipments are discussed below under Segment Review.
Income before income tax provision was $538 million for the six months ended September 30, 2026, compared to income before income tax provision of $370 million in the comparable prior year period. In addition to the factors noted above, the following items affected income before income tax provision.
Cost of Goods Sold (Exclusive of Depreciation and Amortization)
Cost of goods sold (exclusive of depreciation and amortization) was $10.1 billion for the six months ended September 30, 2026, an increase of 24% from $8.1 billion in the comparable prior year period, driven primarily by higher average aluminum prices and net tariff impact. Total metal input costs included in cost of goods sold (exclusive of depreciation and amortization) increased $1.9 billion over the comparable prior year period.
Selling, General and Administrative Expenses
SG&A was $372 million for the six months ended September 30, 2026, a 7% increase from the prior year period of $348 million, due primarily to higher start-up costs related to the Bay Minette plant and higher factoring costs, partially offset by cost reduction initiatives related to our 2025 Efficiency Plan.
Depreciation and Amortization
Depreciation and amortization was $300 million for the six months ended September 30, 2026, flat to $300 million in the comparable prior year period.
Interest Expense and Amortization of Debt Issuance Costs
Interest expense and amortization of debt issuance costs was $150 million for the six months ended September 30, 2026, an increase of 11% from $135 million in the comparable prior year period. This increase is primarily due to a higher debt balance in the current period.
Restructuring and Impairment Expenses, Net
Restructuring and impairment expenses, net was $24 million and $116 million for the six months ended September 30, 2026, and 2025, respectively. The decrease in restructuring expense is primarily driven by lower charges related to the 2025 Efficiency Plan, see Note 2 – Restructuring and Impairment for additional details.
Other (Income) Expenses, Net
Other (income) expenses, net was an expense of $248 million and an expense of $45 million for the six months ended September 30, 2026, and 2025, respectively. The change was primarily due to charges related to the 2025 Oswego fires of $579 million, net of property and other insurance recoveries of $343 million and business interruption recoveries of $86 million in the current period compared to $21 million of charges and no related recoveries in the prior year period, the Company incurring unrealized gains on the change in fair value of derivative instruments, net in the current period, compared to losses in the prior year period, and the Company incurring realized losses on the change in fair value of derivative instruments, net in the current period, compared to gains in the prior year period.
Taxes
We recognized $164 million of income tax provision for the six months ended September 30, 2026. Our effective tax rate was primarily driven by the full-year forecasted effective tax rate that takes into account income taxed at rates that differ from the 25% Canadian rate, including withholding taxes, offset with the availability of tax credits. We recognized $111 million of income tax provision in the prior comparable period.

Segment Review

Selected Operating Results Six Months Ended September 30, 2026	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$5,511	$3,036	$2,195	$1,722	$(729)	$11,735
Shipments
Rolled products – third party	747	482	312	294	—	1,835
Rolled products – intersegment	—	50	126	32	(208)	—
Total rolled products	747	532	438	326	(208)	1,835
Non-rolled products	25	22	9	48	—	104
Total shipments	772	554	447	374	(208)	1,939

Selected Operating Results Six Months Ended September 30, 2025	North America	Europe	Asia	South America	Eliminations and Other	Total
Net sales	$4,143	$2,500	$1,718	$1,310	$(210)	$9,461
Shipments
Rolled products – third party	758	522	334	290	—	1,904
Rolled products – intersegment	—	1	103	25	(129)	—
Total rolled products	758	523	437	315	(129)	1,904
Non-rolled products	10	23	4	50	—	87
Total shipments	768	546	441	365	(129)	1,991
The following table reconciles changes in Adjusted EBITDA for the six months ended September 30, 2025, to the six months ended September 30, 2026:

in millions	North America	Europe	Asia	South America	Eliminations and Other(1)	Total
Adjusted EBITDA - Six Months Ended September 30, 2025	$267	$151	$192	$227	$1	$838
Volume	(15)	14	—	12	(98)	(87)
Conversion premium and product mix	(29)	39	(11)	11	9	19
Conversion costs	(63)	13	27	101	94	172
Foreign exchange	—	(13)	14	(2)	—	(1)
Selling, general & administrative and research & development costs(2)	4	4	6	(4)	(1)	9
Other changes(3)	93	(6)	(6)	1	(8)	74
Adjusted EBITDA - Six Months Ended September 30, 2026	$257	$202	$222	$346	$(3)	$1,024
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
(3)Other changes in North America included $86 million for business interruption insurance recoveries related to the 2025 Oswego fires recognized during the six months ended September 30, 2026.
North America
Net sales increased $1.4 billion, or 33%, driven primarily by higher average aluminum prices, partially offset by a 1% decrease in rolled product shipments, due mainly to the 2025 Oswego fires. Lower automotive and specialty shipments were partially offset by higher beverage packaging shipments. Adjusted EBITDA was $257 million, a decrease of 4%, primarily driven by lower volume, higher net tariffs, unfavorable metal input mix, and unfavorable product mix, partially offset by business interruption insurance recoveries and higher product pricing.

Europe
Net sales increased $536 million, or 21%, driven primarily by a 2% increase in rolled product shipments and higher average aluminum prices. Higher automotive and aerospace shipments were partially offset by lower beverage packaging and specialties shipments. Adjusted EBITDA was $202 million, an increase of 34%, primarily driven by higher volume, favorable metal benefit from lower scrap pricing, and favorable product price and mix, partially offset by unfavorable foreign exchange.
Asia
Net sales increased $477 million, or 28%, driven primarily by higher average aluminum prices and total shipments were in line with the prior year period. Higher specialties and aerospace shipments were partially offset by lower automotive and beverage packaging shipments. Adjusted EBITDA was $222 million, an increase of 16%, primarily due to favorable metal benefits from lower scrap pricing and favorable foreign exchange, partially offset by less favorable product mix.
South America
Net sales increased $412 million, or 31%, driven by higher average aluminum prices and a 3% increase in rolled product shipments, with higher beverage packaging shipments partially offset by lower specialty shipments. Adjusted EBITDA was $346 million, an increase of 52%, primarily due to favorable metal benefits from lower scrap pricing and higher volume.
LIQUIDITY AND CAPITAL RESOURCES
We believe we maintain adequate liquidity levels through a combination of cash and availability under committed credit facilities. Our cash and cash equivalents and availability under committed credit facilities aggregated to $2.0 billion of liquidity as of September 30, 2026. Our recent business investments are being funded through cash flows generated by our operations and a combination of local financing, our senior secured credit facilities, equity contributions from our common shareholder, and senior notes. We expect to be able to fund both our short-term and long-term liquidity needs, such as our capital expansions, servicing our debt obligations, and providing sufficient liquidity to operate our business, through one or more of the following: the generation of operating cash flows, working capital management, our existing debt facilities (including refinancing), and new debt issuances, as necessary. There can be no assurances that similar funding from equity contributions from our common shareholder will be made available in the future.
Available Liquidity
Our available liquidity as of September 30, 2026, and March 31, 2026, is as follows:

in millions	September 30, 2026	March 31, 2026
Cash and cash equivalents	$1,277	$1,254
Availability under committed credit facilities	761	1,502
Total available liquidity	$2,038	$2,756
The decrease in total available liquidity relates to the decrease in availability under committed credit facilities, which is primarily driven by a higher outstanding balance on the ABL Revolver compared to the prior year. See Note 6 – Debt for more details about our availability under committed credit facilities.
Cash and cash equivalents includes cash held in foreign countries in which we operate. As of September 30, 2026, we held $6 million of cash and cash equivalents in Canada, in which we are incorporated, with the rest held in other countries in which we operate. As of September 30, 2026, we held $371 million of cash in jurisdictions for which we have asserted that earnings are permanently reinvested, and we plan to continue to fund operations and local expansions with cash held in those jurisdictions. Cash held outside of Canada is free from significant restrictions that would prevent the cash from being accessed to meet the Company's liquidity needs, including, if necessary, to fund operations and service debt obligations in Canada. Upon the repatriation of any earnings to Canada, in the form of dividends or otherwise, we could be subject to Canadian income taxes (subject to adjustment for foreign taxes paid and the utilization of the large cumulative net operating losses we have in Canada) and withholding taxes payable to the various foreign jurisdictions. As of September 30, 2026, we do not believe adverse tax consequences exist that restrict our use of cash and cash equivalents in a material manner.
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
There are no additional material off-balance sheet arrangements.
Cash Flow Summary

	Six Months Ended September 30,
in millions	2026	2025	Change
Net cash (used in) provided by operating activities	$(418)	$411	$(829)
Net cash used in investing activities	(1,371)	(910)	(461)
Net cash provided by financing activities	1,802	602	1,200
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
The following table reconciles Net cash (used in) provided by operating activities - continuing operations to adjusted free cash flow and shows the change between periods, as well as the ending balances of cash and cash equivalents:

	Six Months Ended September 30,
in millions	2026	2025	Change
Net cash (used in) provided by operating activities – continuing operations(1)	$(418)	$411	$(829)
Net cash used in investing activities – continuing operations(1)	(1,371)	(910)	(461)
Less: Proceeds from sales of assets and business, net of transaction fees, cash income taxes and hedging	(15)	—	(15)
Adjusted free cash flow	$(1,804)	$(499)	$(1,305)
Ending cash and cash equivalents	$1,277	$1,157	$120
_________________________
(1)For the six months ended September 30, 2026, and 2025, the Company did not have any cash flows from discontinued operations in operating activities or investing activities.
Investing Activities
Net cash used in investing activities was primarily attributable to capital expenditures of $1,543 million during the six months ended September 30, 2026. Similarly, net cash used in investing activities was primarily attributable to capital expenditures of $913 million during the six months ended September 30, 2025.
Financing Activities
The following represents proceeds from the issuance of long-term and short-term borrowings during the six months ended September 30, 2026, and 2025:

Six Months Ended
in millions	September 30, 2026
Short-term borrowings in Brazil	$75
2026 Term Loan Facility, due July 2028	500
Proceeds from issuance of long-term and short-term borrowings	$575

Six Months Ended
in millions	September 30, 2025
Short-term borrowings in Brazil	$50
Short-term borrowings in China	13
Series 2025A Bonds, due June 2032	400
Series 2025B Bonds, due June 2032	100
6.375% Senior Notes, due August 2033	750
Floating rate Term Loans, due March 2032	65
Proceeds from issuance of long-term and short-term borrowings	$1,378

The following represents principal payments of long-term and short-term borrowings during the six months ended September 30, 2026, and 2025:

Six Months Ended
in millions	September 30, 2026
Short-term borrowings in Brazil	$(75)
Floating rate Term Loans, due March 2032	(6)
China Bank Loans, due August 2027	(9)
Finance leases and other repayments	(3)
Principal payments of long-term and short-term borrowings	$(93)

Six Months Ended
in millions	September 30, 2025
Floating rate Term Loans, due March 2032	$(71)
China Bank Loans, due August 2027	(6)
3.25% Senior Notes, due November 2026	(738)
Finance leases and other repayments	(2)
Principal payments of long-term and short-term borrowings	$(817)
The following represents inflows (outflows) from revolving credit facilities and other, net during the six months ended September 30, 2026, and 2025:

Six Months Ended
in millions	September 30, 2026
ABL Revolver	$1,332
Korea credit facility	(2)
Revolving credit facilities and other, net	$1,330

Six Months Ended
in millions	September 30, 2025
ABL Revolver	$116
China credit facility	(14)
Korea credit facility	(3)
Revolving credit facilities and other, net	$99

In addition to the activities shown in the tables above, we paid debt issuance costs of $10 million during the six months ended September 30, 2026. We paid debt issuance costs of $23 million during the six months ended September 30, 2025. We also paid a return of capital to our common shareholder in the amount of $35 million during the six months ended September 30, 2025.
Non-Guarantor Information
As of September 30, 2026, the Company's subsidiaries that are not guarantors represented the following approximate percentages of (a) net sales, (b) Adjusted EBITDA, and (c) total assets of the Company, on a consolidated basis (including intercompany balances). Refer to Non-GAAP Financial Measures for our definition of Adjusted EBITDA.

Item Description	Ratio
Net sales represented by non-guarantor subsidiaries (for the six months ended September 30, 2026)	20%
Adjusted EBITDA represented by non-guarantor subsidiaries (for the six months ended September 30, 2026)	18%
Assets owned by non-guarantor subsidiaries (as of September 30, 2026)	11%
In addition, for the six months ended September 30, 2026, and 2025, the Company's subsidiaries that are not guarantors had net sales (including intercompany sales) of $2.8 billion and $2.2 billion, respectively, and as of September 30, 2026, those subsidiaries had assets of $3.7 billion and debt and other liabilities of $2.2 billion (including intercompany balances).
CAPITAL ALLOCATION FRAMEWORK
Novelis has in place a capital allocation framework that lays out the general guidelines for use of post-maintenance capital expenditure adjusted free cash flow. We expect annual maintenance capital expenditures to be approximately $350 million. We believe the long-term trends for flat-rolled aluminum products remain strong. To capture this demand, we have invested in new rolling and recycling capacity and capabilities across regions. The largest of these projects is the approximately $5 billion greenfield rolling and recycling plant in Bay Minette, Alabama, which is now in its commissioning process. Our goal has been to keep our net leverage ratio at or around 3.5x during our strategic capital investment cycle underway, but tariff cost pressures and Oswego fire-related impacts to our business have caused, and may continue to cause, net leverage to go above this target in the near-term. In fiscal 2026, we received approximately $950 million of equity contributions from our common shareholder to help fund our capital projects. Our framework also guides approximately 8%-10% of post-maintenance capital expenditure Adjusted Free Cash Flow to be returned to our common shareholder. Payments to our common shareholder are at the discretion of our Board of Directors and were $35 million in fiscal 2026. Any such payments depend on, among other things, our financial resources, cash flows generated by our business, our cash requirements, restrictions under the instruments governing our indebtedness, being in compliance with the appropriate indentures and covenants under the instruments that govern our indebtedness, and other relevant factors. Past payments of return of capital should not be construed as a guarantee of future returns of capital in the same amounts or at all.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND MARKET DATA
This Quarterly Report on Form 10-Q contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industry in which we operate, and beliefs and assumptions made by our management. Such statements include, in particular, statements about our plans, strategies, and prospects under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," under the Notes to the Condensed Consolidated Financial Statements, and elsewhere in this Quarterly Report. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," and variations of such words and similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the expected timing and results from investments in certain operating facilities, including our greenfield, fully-integrated rolling and recycling mill currently being commissioned in Bay Minette, Alabama; the expected impact of the Oswego fires on our operations and our expectation that we will continue to receive substantial recoveries under our insurance policies; our projections regarding financial performance, liquidity, capital expenditures, and investments; the impact of significant tariffs and other trade barriers, including U.S. aluminum tariffs, including our belief that our decision to temporarily reduce production and staffing at our Kingston, Canada facility will mitigate certain tariff costs and will not have a material impact on aggregate production and shipments; expectations about the impact of any changes in demand as well as volatility and uncertainty in general economic conditions; statements about our belief that long-term demand for aluminum automotive sheet will continue to grow; statements about our expectation that aerospace demand will remain favorable due to strong OEM build rates and aircraft industry order backlogs for key OEMs, including Airbus and Boeing, and that our multi-year supply agreements have positioned us to benefit from future expected demand; statements about our belief that long term trends for flat-rolled aluminum remains strong; our ability to manage operating costs and achieve the anticipated benefits from our structural cost reduction initiatives; and statements about our expectation that long-term demand for building and construction and other specialty products will grow; and statements about our expectation that demand for aluminum plate in Asia will increase. These statements are based on beliefs and assumptions of Novelis' management, which in turn are based on currently available information. These statements are not guarantees of future performance and involve assumptions and risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, implied, or forecasted in such forward-looking statements. We do not intend, and we disclaim any obligation, to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
Commodity Price Risks
Metal
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2026, given a 10% change in prices. Direction of the change in price corresponds with the direction that would cause a negative impact on the fair value of these derivative instruments.

in millions	Change in Price	Change in Fair Value
Aluminum	10%	$(324)
Copper	(10)	(2)
Zinc	(10)	(1)
Local market premiums - European Premium Duty Paid	10	(3)
Local market premiums - Midwest Premium	10	(18)
Energy
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2026, given a 10% decline in prices for energy contracts:

in millions	Change in Price	Change in Fair Value
Natural gas	(10)%	$(4)
Diesel fuel	(10)	(6)
Foreign Currency Exchange Risks
The following table presents the estimated potential negative effect on the fair values of these derivative instruments as of September 30, 2026, given a 10% change in rates. Direction of the change in exchange rate corresponds with the direction that would cause the change in exchange rate to negatively impact the fair value of these derivative instruments.

$ in millions	Change in Exchange Rate	Change in Fair Value
Currency measured against the U.S. dollar
Brazilian real	(10)%	$(14)
Euro	(10)	(71)
Korean won	(10)	(79)
Canadian dollar	(10)	(2)
British pound	(10)	(29)
Swiss franc	(10)	(36)

Interest Rate Risks
We are subject to interest rate risk related to our floating rate debt. For every 100 basis point increase in the interest rates on our outstanding variable rate debt as of September 30, 2026, which includes term loan debt, net of interest rate swaps, our annual pre-tax income would be reduced by approximately $15 million. See Note 6 – Debt to our accompanying unaudited condensed consolidated financial statements for further information.
From time to time, we use interest rate swaps to manage our debt cost. As of September 30, 2026, our portfolio includes interest rate swap positions to fix the interest rate on various floating rate debt. See Note 10 – Financial Instruments and Commodity Contracts to our accompanying unaudited condensed consolidated financial statements for further information. A decrease of 10% in the SOFR interest rate as of September 30, 2026, would have an estimated potential negative effect on the contracts' fair value of less than $1 million.

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
We have carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon such evaluation, management has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
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
Item 5. Other Information.
On November 3, 2026, Vikas Sehgal, a member of the Company's Board of Directors (the "Board"), notified the Company of his resignation from the Company's Board, effective December 31, 2026. Mr. Sehgal's resignation does not relate to any disagreement with the Company on any matter relating to its operations, policies or practices.
Following a meeting of the Board held on November 3, 2026, the sole shareholder elected Mr. Sudhir Mital to serve as a director of the Company, effective as of January 1, 2027. There were no arrangements or understandings pursuant to which Mr. Mital was appointed as a director, and there are no related party transactions between the Company and Mr. Mital reportable under Item 404(a) of Regulation S-K. Mr. Mital is not expected to be named to any of the committees of the Board at the time his appointment becomes effective.
Mr. Sudhir Mital, 72, has served as an independent director of Hindalco Industries Limited, the Company's indirect parent, since November 2019. He currently also serves on the boards of directors of Jaiprakash Power Ventures Limited, Hindalco-Almex Aerospace Limited, and Novelis Corporation, a subsidiary of the Company. Since November 2019, he has also served as President of the Gymnastics Federation of India. Mr. Mital is a retired officer of the Indian Administrative Service with approximately 40 years of public-sector experience in state and central government positions in India. He previously served as a member and acting Chairman of the Competition Commission of India. As Special Secretary to India's Ministry of Corporate Affairs, Mr. Mital contributed to the development of the Companies Act, 2013. During his government service, Mr. Mital also served as Secretary to the Government of India, Department of Fertilizers and held leadership roles involving the fertilizer industry, rural and inclusive development, environmental policy, electric power reform and public-sector finance. He previously served as Chairman of the Punjab State Electricity Board and Managing Director of the Punjab Financial Corporation, and he participated in international development initiatives in his role as the Joint Secretary of India's Ministry of Environment and Forests, including with the United Nations Development Programme. He holds a master's degree in humanities and completed a scholarship fellowship in rural development at the University of Birmingham. Mr. Mital brings to the Board extensive experience in public administration, regulatory affairs, governance, infrastructure, industrial policy and sustainable development.
Mr. Mital has declined to receive the director compensation for his Board service to which he is entitled, such compensation arrangements for directors as described in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 17, 2026, under the caption "Director Compensation for Fiscal 2026."

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
10.1
Facility Agreement, dated July 23, 2026, by and among Novelis Corporation, as borrower, Novelis Inc., as guarantor, BNP Paribas, Crédit Agricole Corporate and Investment Bank, Singapore Branch, DBS Bank LTD. and MUFG Bank LTD, as arrangers, the lenders party thereto, and MUFG Bank, LTD. (incorporated in Japan with limited liability), Hong Kong Branch, as agent (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 5, 2026 (File No. 001-32312)).

10.2	Novelis 2027 Annual Incentive Plan, dated August 24, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 26, 2026 (File No. 001-32312))
10.3	Novelis 2027 Long-Term Incentive Plan, dated August 24, 2026 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 26, 2026 (File No. 001-32312))
10.4
Novelis 2027 Long-Term Incentive Plan Stock Appreciation Rights Grant Notice, dated August 24, 2026 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 26, 2026 (File No. 001-32312))

10.5
Novelis 2027 Long-Term Incentive Plan Restricted Stock Unit Grant Notice, dated August 24, 2026 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on August 26, 2026 (File No. 001-32312))

10.6
Novelis 2027 Long-Term Incentive Plan Performance Unit Grant Notice, dated August 24, 2026 (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on August 26, 2026 (File No. 001-32312))

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
Date: November 5, 2026